Form 10-K
period 2012-12-31
Orchid Island Capital, Inc.
filed 2013-03-22
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number:  001-35236

Orchid Island Capital, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-3269228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3305 Flamingo Drive, Vero Beach, Florida 32963
(Address of principal executive offices) (Zip Code)

(772) 231-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2012, there was no established public trading market for the registrant’s securities and the registrant had no voting common shares held by non-affiliates.

Number of shares outstanding at March 22, 2013: 3,341,665

ORCHID ISLAND CAPITAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;
•	our expected operating results;
•	our ability to acquire investments on attractive terms;
•	the effect of the U.S. Federal Reserve’s and the U.S. Treasury’s recent actions on the liquidity of the capital markets;
•
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government;

•	mortgage loan modification programs and future legislative action;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
•	our ability to make distributions to our stockholders in the future;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act;
•	our ability to maintain the listing of our common stock on the NYSE MKT;
•	market trends;
•	changes in interest rates;
•	changes in the yield curve;
•	changes in prepayment rates;
•	changes in market value of our assets;
•	changes in business conditions and the general economy;
•	expected capital expenditures; and
•	the impact of technology on our operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS

Our Company

Orchid Island Capital, Inc., a Maryland corporation (“Orchid,” the “Company,” “we” or “us”), is a specialty finance company that invests in Agency residential mortgage-backed securities (“RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS and (ii) structured Agency RMBS, such as CMOs, IOs, IIOs and POs, among other types of structured Agency RMBS. Our website is located at http://www.orchidislandcapital.com.

We were formed by Bimini Capital Management, Inc. (sometimes referred to herein as “Bimini”) in August 2010 and commenced operations on November 24, 2010. At December 31, 2012, Bimini was our sole stockholder. On February 14, 2013, we listed our common stock on the NYSE MKT and trade under the symbol “ORC.”

Bimini managed our portfolio from our inception through the completion of our initial public offering on February 20, 2013.  Upon completion of the offering, we became externally managed by Bimini Advisors, LLC (“Bimini Advisors,” or the “Manager”). Our Manager is an investment advisor registered with the Securities and Exchange Commission (“SEC”). Additionally, our Manager is a wholly-owned subsidiary of Bimini, which has a long track record of managing investments in U.S. government agency mortgage-backed securities.

We are organized and conduct our operations to qualify, and will elect to be taxed, as a real estate investment trust, or “REIT”, for federal income tax purposes commencing with our initial short taxable period from February 20, 2013 and ending December 31, 2013.  We generally will not be subject to income taxes on our net taxable income to the extent we distribute our net taxable income to our shareholders and maintain our REIT election.

Our Manager

Upon completion of our public offering, we became externally managed and advised by Bimini Advisors and its experienced RMBS investment team pursuant to the terms of a management agreement.  Our Manager is a Maryland corporation that is a wholly-owned subsidiary of Bimini. We believe our relationship with our Manager enables us to leverage our Manager’s established portfolio management resources for each of our targeted asset classes and its infrastructure supporting those resources.  Additionally, we have benefitted and expect to continue to benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager’s parent, Bimini commenced active investment management operations in 2003, as it self-manages its own portfolio.

Our Manager is responsible for administering our business activities and day-to-day operations.  Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel.  Our Manager is at all times subject to the supervision and oversight of our board of directors (the “Board of Directors”) and has only such functions and authority as we delegate to it.

Our Investment and Capital Allocation Strategy

Investment Strategy

Our business objective is to provide attractive risk-adjusted total returns to our investors over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in and strategically allocating capital between pass-through Agency RMBS and structured Agency RMBS. We seek to generate income from (i) the net interest margin on our leveraged pass-through Agency RMBS portfolio and the leveraged portion of our structured Agency RMBS portfolio, and (ii) the interest income we generate from the unleveraged portion of our structured Agency RMBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, our portfolio through a process which emphasizes capital allocation, asset selection, liquidity and active interest rate risk management.

Our target asset categories and principal assets in which we intend to invest are as follows:

Pass-through Agency RMBS

We invest in pass-through securities, which are securities secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

The payment of principal and interest on mortgage pass-through securities issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage pass-through certificates issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security.

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing or foreclosure. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of Agency RMBS generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency RMBS and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of Agency RMBS may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:

•
Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make fixed-rate mortgages price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

•
ARMs. ARMs are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular set intervals (for example, once per year). We will refer to such ARMs as “traditional” ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

•
Hybrid Adjustable-Rate Mortgages. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like a traditional ARM. Effectively, such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a traditional ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be high.

Structured Agency RMBS

We also invest in structured Agency RMBS, which include CMOs, IOs, IIOs and POs. The payment of principal and interest, as appropriate, on structured Agency RMBS issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest, as appropriate, on structured Agency RMBS issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security. The types of structured Agency RMBS in which we invest are described below.

•
CMOs. CMOs are a type of RMBS the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity to interest rates.

•
IOs. IOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IOs have no claim to any principal payments. The value of IOs depends primarily on two factors, which are prepayments and interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments going forward, hence IOs are highly sensitive to prepayment rates. IOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, LIBOR rates and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, hence IIOs are highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
POs. POs represent the stream of principal payments on a pool of mortgages. Holders of POs have no claim to any interest payments, although the ultimate amount of principal to be received over time is known — it equals the principal balance of the underlying pool of mortgages. What is not known is the timing of the receipt of the principal payments. The value of POs depends primarily on two factors, which are prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments, hence POs are highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates also has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

Our investment strategy consists of the following components:

•
investing in pass-through Agency RMBS and certain structured Agency RMBS, such as fixed and floating rate tranches of CMOs and POs, on a leveraged basis to increase returns on the capital allocated to this portfolio;

•
investing in certain structured Agency RMBS, such as IOs and IIOs, on an unleveraged basis in order to (i) increase returns due to the structural leverage contained in such securities, (ii) enhance liquidity due to the fact that these securities will be unencumbered and (iii) diversify portfolio interest rate risk due to the different interest rate sensitivity these securities have compared to pass-through Agency RMBS;

•	investing in Agency RMBS in order to minimize credit risk;
•	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act; and
•	investing in assets that will allow us to qualify and maintain our qualification as a REIT.

We rely on our Manager’s expertise in identifying assets within our target asset class.  Our Manager makes investment decisions based on various factors, including, but not limited to, relative value, expected cash yield, supply and demand, costs of hedging, costs of financing, liquidity requirements, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We do not attribute any particular quantitative significance to any of these factors, and the weight we give to these factors depends on market conditions and economic trends.

Over time, we will modify our investment strategy as market conditions change to seek to maximize the returns from our investment portfolio.  We believe that this strategy, combined with our Manager’s experience, will enable us to provide attractive long-term returns to our stockholders.

Capital Allocation Strategy

The percentage of capital invested in our two asset categories will vary and will be managed in an effort to maintain the level of income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined portfolios. The allocation of capital between the two portfolios will be a function of several factors:

•
The relative durations of the respective portfolios — we generally seek to have a combined duration at or near zero. If our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio to achieve a combined duration close to zero.

•
The relative attractiveness of pass-through securities versus structured securities. To the extent we believe the expected returns of one type of security are higher than the other, we will allocate more capital to the more attractive securities, subject to the caveat that its combined duration remains at or near zero.

•
We seek to maintain adequate cash and unencumbered securities relative to our repurchase agreement borrowings to ensure we can meet any price or prepayment related margin calls from our lenders. To the extent we feel price or prepayment related margin calls will be higher/lower, we will allocate less/more capital to the pass-through Agency RMBS portfolio. Our pass-through Agency RMBS portfolio likely will be our only source of price or prepayment related margin calls because we generally will not apply leverage to our structured Agency RMBS portfolio.

Typically, pass-through Agency RMBS and structured Agency RMBS exhibit materially different sensitivities to movements in interest rates. Declines in the value of one portfolio may be offset by appreciation in the other, although we cannot assure you that this will be the case. Additionally, our Manager will seek to maintain adequate liquidity as it allocates capital.

We allocate our capital to assist our interest rate risk management efforts. The unleveraged portfolio does not require unencumbered cash or cash equivalents to be maintained in anticipation of possible margin calls. To the extent more capital is deployed in the unleveraged portfolio, our liquidity needs will generally be less.

During periods of rising interest rates, refinancing opportunities available to borrowers typically decrease because borrowers are not able to refinance their current mortgage loans with new mortgage loans at lower interest rates. In such instances, securities that are highly sensitive to refinancing activity, such as IOs and IIOs, typically increase in value. Our capital allocation strategy allows us to redeploy our capital into such securities when and if we believe interest rates will be higher in the future, thereby allowing us to hold securities the value of which we believe is likely to increase as interest rates rise. Also, by being able to re-allocate capital into structured Agency RMBS, such as IOs, during periods of rising interest rates, we may be able to offset the likely decline in the value of our pass-through Agency RMBS, which are negatively impacted by rising interest rates.

Financing Strategy

We use leverage to increase potential returns to our stockholders.  We fund our pass-through Agency RMBS and certain of our structured Agency RMBS, such as fixed and floating rate tranches of CMOs and POs, through short-term repurchase agreements. Our borrowings currently consist of short-term repurchase agreements. We may use other sources of leverage, such as secured or unsecured debt or issuances of preferred stock. We do not have a policy limiting the amount of leverage we may incur. However, we generally expect that the ratio of our total liabilities compared to our equity, which we refer to as our leverage ratio, will be less than 12 to 1. Our amount of leverage may vary depending on market conditions and other factors that we deem relevant.

We do not intend to employ leverage on our structured Agency RMBS that have no principal balance, such as IOs and IIOs. We do not intend to use leverage in these instances because the securities contain structural leverage. The structural leverage is derived as follows:

•	A structured security is defined as a security whose cash flows are derived from the cash flows of one or more underlying securities.
•
The structured security will only receive a portion of the cash flows from the underlying security. It will either receive a fractional portion of the cash flows from the underlying securities over the life of the underlying security, or it will receive all of the cash flows from the underlying securities, but only for a fraction of the time such securities are producing cash flow.

•
In the case of our structured Agency RMBS portfolio, the underlying securities in question are Agency RMBS. There are two primary factors that affect the timing and amount of cash flows of Agency RMBS:

•	movements of interest rates, and
•	actual or expected prepayments of the underlying loans.
•
Since a structured security only receives a portion of the cash flows of the underlying security, changes in the cash flows of the underlying security may have a far greater impact on the total cash flows to the structured security. For instance, if we own a security that is only entitled to the interest portion of the cash flows from an underlying pool of amortizing loans, we will only receive such cash flows as long as the underlying loans remain outstanding. If the underlying loans are paid off at a faster rate than was anticipated, the total interest cash flows received will be lower than anticipated. In this instance the total principal cash flows will be unaffected, but if the loans are paid off sooner than anticipated, the total interest cash flows will be reduced. Therefore, while the total principal and interest cash flows of the underlying loans may not be materially reduced, the cash flows to the security only entitled to receive the interest portion of such cash flows will be reduced by a far greater amount.

•
Since the price of a security is a function of the expected cash flows over the life of such security, the structural leverage is the result of the fact the structured security is likely to experience price movements larger than those experienced by the securities underlying the structured security.

Risk Management

We invest in Agency RMBS to mitigate credit risk. Additionally, our Agency RMBS are backed by a diversified base of mortgage loans to mitigate geographic, loan originator and other types of concentration risks.

Interest Rate Risk Management

We believe that the risk of adverse interest rate movements represents the most significant risk to our portfolio. This risk arises because (i) the interest rate indices used to calculate the interest rates on the mortgages underlying our assets may be different from the interest rate indices used to calculate the interest rates on the related borrowings, and (ii) interest rate movements affecting our borrowings may not be reasonably correlated with interest rate movements affecting our assets. We attempt to mitigate our interest rate risk by using the following techniques:

Agency RMBS Backed by ARMs. We seek to minimize the differences between interest rate indices and interest rate adjustment periods of our Agency RMBS backed by ARMs and related borrowings. At the time of funding, we typically align (i) the underlying interest rate index used to calculate interest rates for our Agency RMBS backed by ARMs and the related borrowings and (ii) the interest rate adjustment periods for our Agency RMBS backed by ARMs and the interest rate adjustment periods for our related borrowings. As our borrowings mature or are renewed, we may adjust the index used to calculate interest expense, the duration of the reset periods and the maturities of our borrowings.

Agency RMBS Backed by Fixed-Rate Mortgages. As interest rates rise, our borrowing costs increase; however, the income on our Agency RMBS backed by fixed-rate mortgages remains unchanged. Subject to qualifying and maintaining a qualification as a REIT, we may seek to limit increases to our borrowing costs through the use of interest rate swap or cap agreements, options, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to effectively convert our floating-rate borrowings into fixed-rate borrowings.

Agency RMBS Backed by Hybrid ARMs. During the fixed-rate period of our Agency RMBS backed by hybrid ARMs, the security is similar to Agency RMBS backed by fixed-rate mortgages. During this period, subject to qualifying and maintaining a qualification as a REIT, we may employ the same hedging strategy that we employ for our Agency RMBS backed by fixed-rate mortgages. Once our Agency RMBS backed by hybrid ARMs convert to floating rate securities, we may employ the same hedging strategy as we employ for our Agency RMBS backed by ARMs.

Additionally, our structured Agency RMBS generally exhibit sensitivities to movements in interest rates different than our pass-through Agency RMBS. To the extent they do so, our structured Agency RMBS may protect us against declines in the market value of our combined portfolio that result from adverse interest rate movements, although we cannot assure you that this will be the case.

Prepayment Risk Management

The risk of mortgage prepayments is another significant risk to our portfolio. When prevailing interest rates fall below the coupon rate of a mortgage, mortgage prepayments are likely to increase. Conversely, when prevailing interest rates increase above the coupon rate of a mortgage, mortgage prepayments are likely to decrease.

When prepayment rates increase, we may not be able to reinvest the money received from prepayments at yields comparable to those of the securities prepaid. Also, some ARMs and hybrid ARMs which back our Agency RMBS may bear initial “teaser” interest rates that are lower than their fully-indexed interest rates. If these mortgages are prepaid during this “teaser” period, we may lose the opportunity to receive interest payments at the higher, fully-indexed rate over the expected life of the security. Additionally, some of our structured Agency RMBS, such as IOs and IIOs, may be negatively affected by an increase in prepayment rates because their value is wholly contingent on the underlying mortgage loans having an outstanding principal balance.

A decrease in prepayment rates may also have an adverse effect on our portfolio. For example, if we invest in POs, the purchase price of such securities will be based, in part, on an assumed level of prepayments on the underlying mortgage loan. Because the returns on POs decrease the longer it takes the principal payments on the underlying loans to be paid, a decrease in prepayment rates could decrease our returns on these securities.

Prepayment risk also affects our hedging activities. When an Agency RMBS backed by a fixed-rate mortgage or hybrid ARM is acquired with borrowings, we may cap or fix our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related Agency RMBS. If prepayment rates are different than our projections, the term of the related hedging instrument may not match the fixed-rate portion of the security, which could cause us to incur losses.

Because our business may be adversely affected if prepayment rates are different than our projections, we seek to invest in Agency RMBS backed by mortgages with well-documented and predictable prepayment histories. To protect against increases in prepayment rates, we invest in Agency RMBS backed by mortgages that we believe are less likely to be prepaid. For example, we invest in Agency RMBS backed by mortgages (i) with loan balances low enough such that a borrower would likely have little incentive to refinance, (ii) extended to borrowers with credit histories weak enough to not be eligible to refinance their mortgage loans, (iii) that are newly originated fixed-rate or hybrid ARMs or (iv) that have interest rates low enough such that a borrower would likely have little incentive to refinance. To protect against decreases in prepayment rates, we may also invest in Agency RMBS backed by mortgages with characteristics opposite to those described above, which would typically be more likely to be refinanced. We may also invest in certain types of structured Agency RMBS as a means of mitigating our portfolio-wide prepayment risks. For example, certain tranches of CMOs are less sensitive to increases in prepayment rates, and we may invest in those tranches as a means of hedging against increases in prepayment rates.

Liquidity Management Strategy

Because of our use of leverage, we manage liquidity to meet our lenders’ margin calls using the following measures:

•	Maintaining cash balances or unencumbered assets well in excess of anticipated margin calls; and
•	Making margin calls on our lenders when we have an excess of collateral pledged against our borrowings.

We also attempt to minimize the number of margin calls we receive by:

•	Deploying capital from our leveraged Agency RMBS portfolio to our unleveraged Agency RMBS portfolio;
•
Investing in Agency RMBS backed by mortgages that we believe are less likely to be prepaid to decrease the risk of excessive margin calls when monthly prepayments are announced. Prepayments are declared, and the market value of the related security declines, before the receipt of the related cash flows. Prepayment declarations give rise to a temporary collateral deficiency and generally results in margin calls by lenders;

•
Obtaining funding arrangements which defer or waive prepayment-related margin requirements in exchange for payments to the lender tied to the dollar amount of the collateral deficiency and a predetermined interest rate; and

•	Reducing our overall amount of leverage.

Tax Structure

We will elect and intend to qualify to be taxed as a REIT commencing with our initial short taxable period ending December 31, 2013. Our qualification as a REIT, and the maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the U.S. Internal Revenue Code (“the Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and we intend to operate in a manner that will enable us to meet the requirements for qualification and taxation as a REIT commencing with our initial short taxable period ending December 31, 2013.

As a REIT, we generally will not be subject to U.S. federal income tax on the REIT taxable income that we currently distribute to our stockholders.  Taxable income generated by any taxable REIT subsidiary (“TRS”) that we may form or acquire will be subject to federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify as a REIT in any calendar year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we failed to qualify. Even if we qualify as a REIT, we may still be subject to certain federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

Investment Company Act Exemption

We operate our business so that we are exempt from registration under the Investment Company Act. We rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, which applies to companies in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. In order to rely on the exemption provided by Section 3(c)(5)(C), we must maintain at least 55% of our assets in qualifying real estate assets. For the purposes of this test, structured Agency RMBS are non-qualifying real estate assets. We monitor our portfolio periodically and prior to each investment to confirm that we continue to qualify for the exemption. To qualify for the exemption, we make investments so that at least 55% of the assets we own on an unconsolidated basis consist of qualifying mortgages and other liens on and interests in real estate, which we refer to as qualifying real estate assets, and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets, including our qualifying real estate assets.

We treat whole-pool pass-through Agency RMBS as qualifying real estate assets based on no-action letters issued by the Staff of the SEC. In August 2011, the SEC, through a concept release, requested comments on interpretations of Section 3(c)(5)(C). To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption. Our Manager intends to manage our pass-through Agency RMBS portfolio such that we will have sufficient whole-pool pass-through Agency RMBS to ensure we maintain our exemption from registration under the Investment Company Act. At present, we generally do not expect that our investments in structured Agency RMBS will constitute qualifying real estate assets but will constitute real estate-related assets for purposes of the Investment Company Act.

Employees

We are externally managed and advised by our Manager pursuant to a management agreement as discussed below.  We have no employees other than our officers, each of whom is also an employee of our Manager or one of its affiliates.  Our Manager is not obligated to dedicate any of its employees exclusively to us, nor is it or its employees obligated to dedicate any specific portion of its time to our business.  Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who receive no cash compensation directly from us.

Competition

Our net income largely depends on our ability to acquire Agency RMBS at favorable spreads over our borrowing costs.  When we invest in Agency RMBS and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets and the Federal Reserve Bank. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage related securities, resulting in higher prices and lower yields on assets.

Distributions

To maintain a qualification as a REIT, we must distribute substantially all of our REIT taxable income (as defined in the Code) to our stockholders for each year.  We plan to declare and pay regular monthly dividends.

Available Information

Our investor relations website is www.orchidislandcapital.com.  We make available on the website under "Financial Information/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

ITEM 1A.                      RISK FACTORS

You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual financial statements and related notes thereto, before making an investment decision regarding our common stock. Our business, financial condition or results of operations could be harmed by any of these risks. Similarly, these risks could cause the market price of our common stock to decline and you might lose all or part of your investment. Our forward-looking statements in this annual report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

Risks Related to Our Business

Although the immediate effect of “QE3” was an increase of Agency RMBS prices, there is no certainty what effect QE3 and other recently announced governmental actions might have in the future on the price and liquidity of the securities in which we invest. However, the confluence of such factors as QE3 and further governmental efforts to increase home loan refinancing opportunities could simultaneously raise Agency RMBS prices and increase prepayment activity, which could place downward pressure on our net interest margin.

On September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or QE3, which is an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the Federal Reserve’s holdings of securities, which was known as “Operation Twist” and described below, and reinvest principal and interest payments from the Federal Reserve’s holdings of agency debt and Agency RMBS into Agency RMBS, QE3 was expected to increase the Federal Reserve’s holdings of long-term securities by $85 billion each month through the end of 2012. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which was six months longer than previously expected.

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced the program known as “Operation Twist,” in which the Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds. The Federal Reserve expects these measures to put downward pressure on long-term interest rates.

The immediate impact of the announcement of QE3 was an increase in Agency RMBS prices. This effect was especially pronounced on Agency RMBS that the Federal Reserve was expected to target for acquisition under QE3. Since the initial price spike, prices for all but the target securities have receded below the price levels that existed before the announcement of QE3. We do not anticipate targeting for acquisition the same securities the Federal Reserve has targeted to date, although the securities targeted by the Federal Reserve could change. To the extent that the scope and effectiveness of government-sponsored refinancing programs increases, prepayments on our target securities could increase accordingly. The combination of higher prices and higher refinancing activity on our target securities could decrease our net interest margin. To the extent QE3 decreases the liquidity in the market of our target securities, which has yet to be the case, we might not be able to acquire the securities we target or acquire them in the quantities we desire.

Adverse developments in the broader residential mortgage market may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns over the past few years. In addition, certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency RMBS. As a result, values for RMBS, including some Agency RMBS and other AAA-rated MBS assets, have been negatively impacted at times. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency RMBS in which we invest.

We rely on our Agency RMBS as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all or maintain our compliance with terms of any financing arrangements already in place. Additionally, we have elected to account for our investment in RMBS under the fair value option and, therefore, such investment will be reported on our financial statements at fair value with unrealized gains and losses included in earnings. If market conditions result in a decline in the value of our Agency RMBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

Interest rate mismatches between our Agency RMBS and our borrowings may reduce our net interest margin during periods of changing interest rates, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our portfolio includes Agency RMBS backed by ARMs, hybrid ARMs and fixed-rate mortgages, and the mix of these securities in the portfolio may be increased or decreased over time. Additionally, the interest rates on ARMs and hybrid ARMs may vary over time based on changes in a short-term interest rate index, of which there are many.

We finance our acquisitions of pass-through Agency RMBS with short-term financing. During periods of rising short-term interest rates, the income we earn on these securities will not change (with respect to Agency RMBS backed by fixed-rate mortgage loans) or will not increase at the same rate (with respect to Agency RMBS backed by ARMs and hybrid ARMs) as our related financing costs, which may reduce our net interest margin or result in losses.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. Government sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption several years ago, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these GSEs and the financial markets generally. The Housing and Economic Recovery Act was signed into law on July 30, 2008, and it established the Federal Housing Finance Authority, or the FHFA. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac in an effort to stabilize the entities. The FHFA, together with the U.S. Treasury and the Federal Reserve, has also undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by Fannie Mae or Freddie Mac.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. In February 2011, the U.S. Treasury and the Department of Housing and Urban Development released a White Paper titled “Reforming America’s Housing Finance Market,” or the Housing Report, in which they proposed to reduce or eliminate the role of GSEs in mortgage financing. The Housing Report calls for phasing in increased pricing of Fannie Mae and Freddie Mac guarantees to help level the playing field for the private sector to take back market share, reducing conforming loan limits by allowing the temporary increase in Fannie Mae’s and Freddie Mac’s conforming loan limits to reset as scheduled on October 1, 2011 to the lower levels set in the Housing and Economic Recovery Act of 2008 and continuing to wind down Fannie Mae’s and Freddie Mac’s investment portfolio at an annual rate of no less than 10% per year. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS, have broad adverse market implications and negatively impact us.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into Federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we may not be able to acquire Agency RMBS from these companies, which could drastically reduce the amount and type of Agency RMBS available for investment, thereby increasing the price of these assets. Additionally, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our portfolio and our financing costs. Additionally, the U.S. Government could elect to stop providing credit support of any kind to the mortgage market. If any of these events were to occur, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or the amount of Agency RMBS for which they provide guarantees. The effect of the actions taken by the U.S. Government remains uncertain. Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government and could also nationalize or eliminate these GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, financial condition, and results of operations and our ability to pay distributions to our stockholders.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our Agency RMBS, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

During the second half of 2008, the U.S. Government commenced programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

In addition, in February 2008, the U.S. Treasury announced the Homeowner Affordability and Stability Plan, or HASP, which is a multi-faceted plan intended to prevent residential mortgage foreclosures by, among other things:

•
allowing certain homeowners whose homes are encumbered by Fannie Mae or Freddie Mac conforming mortgages to refinance those mortgages into lower interest rate mortgages with either Fannie Mae or Freddie Mac;

•
creating the Homeowner Stability Initiative, which is intended to utilize various incentives for banks and mortgage servicers to modify residential mortgage loans with the goal of reducing monthly mortgage principal and interest payments for certain qualified homeowners; and

•	allowing judicial modifications of Fannie Mae and Freddie Mac conforming residential mortgages loans during bankruptcy proceedings.

In September 2011, the White House announced that they are working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages that their homes are worth to refinance. In October 2011, the FHFA announced proposed changes to the Home Affordable Refinance Program, or HARP, that would expand access to refinancing for qualified individuals and families whose homes have lost value by, among other things, increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates.

On January 4, 2012, the Federal Reserve issued a white paper outlining additional ideas with regard to refinancings and loan modifications. It is likely that loan modifications would result in increased prepayments on some Agency RMBS. As described elsewhere, prepayments could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders,” for more information relating to the impact of prepayment on our business. These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

The downgrade of the U.S.’s and certain European countries’ credit ratings, any future downgrades of the U.S.’s and certain European countries’ credit ratings and the failure to resolve future issues related to the U.S. debt ceiling may materially adversely affect our business, liquidity, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, some economists predict the U.S. economy could fall into recession if the U.S. Government fails to achieve a plan to avoid continuing budget deficits. The U.S. Government adopted legislation in December 2012 which included tax increases, but deferred many of the automatic spending cuts for two months. In January 2013, the U.S. Government adopted legislation to suspend the debt ceiling for three months. Further, Moody’s and Fitch have each warned that they may downgrade the U.S. Government’s rating if the federal debt is not stabilized. If the U.S.’s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government’s credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

The downgrade of numerous European banks and continued deterioration of economic conditions in the European Union generally may materially adversely affect our business, financial condition and results of operations.

Over the past several years, economic conditions across the European Union have continued to deteriorate as the effects of financial crisis linger. Domestic banks in many countries including Spain and Italy face constrained access to capital and have, or may, seek bail-outs from either their respective governments or other pan-European agencies. Exacerbating the problem is the fact that many of the sovereigns are in similar conditions with excessive fiscal deficits, high borrowing costs and facing external pressure to constrain their external debt and fiscal deficits. The perceived inability of the various sovereign governments, the European Central Bank, International Monetary Fund or other agencies to adequately address these issues has negatively impacted markets across Europe and the globe. To the extent these conditions continue or worsen, we could be adversely impacted to the extent borrowing costs increase due to rising LIBOR levels or security market liquidity deteriorates, constraining our ability to acquire and finance our portfolio.

Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline. Furthermore, both HARP and QE3 could cause an increase in prepayment rates. Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to the Agency RMBS we own do not protect us against prepayment risks. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency RMBS portfolio, result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

We invest in structured Agency RMBS, including CMOs, IOs, IIOs and POs. Although structured Agency RMBS are generally subject to the same risks as our pass-through Agency RMBS, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.

The structured Agency RMBS in which we invest are securitizations (i) issued by Fannie Mae, Freddie Mac or Ginnie Mae, (ii) collateralized by Agency RMBS and (iii) divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in pass-through Agency RMBS. For example, certain types of structured Agency RMBS, such as IOs, IIOs and POs, are more sensitive to prepayment risks than pass-through Agency RMBS. If we were to invest in structured Agency RMBS that were more sensitive to prepayment risks relative to other types of structured Agency RMBS or pass-through Agency RMBS, we may increase our portfolio-wide prepayment risk.

Increased levels of prepayments on the mortgages underlying our Agency RMBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action (such as HARP and QE3), general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to pass-through Agency RMBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

•
A portion of our pass-through Agency RMBS backed by ARMs and hybrid ARMs may initially bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If a pass-through Agency RMBS backed by ARMs or hybrid ARMs is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that Agency RMBS while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the remainder of its expected life.

•	If we are unable to acquire new Agency RMBS to replace the prepaid Agency RMBS, our returns on capital may be lower than if we were able to quickly acquire new Agency RMBS.

When we acquire structured Agency RMBS, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying our structured Agency RMBS are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of our IOs and IIOs are extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. Therefore, if the mortgage loans underlying our IOs and IIOs are prepaid, such securities would cease to have any value, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment or other such risks.

A decrease in prepayment rates on the mortgages underlying our Agency RMBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Certain of our structured Agency RMBS may be adversely affected by a decrease in prepayment rates. For example, because POs are similar to zero-coupon bonds, our expected returns on such securities will be contingent on our receiving the principal payments of the underlying mortgage loans at expected intervals that assume a certain prepayment rate. If prepayment rates are lower than expected, we will not receive principal payments as quickly as we anticipated and, therefore, our expected returns on these securities will be adversely affected, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment or other such risks.

The U.S. Government’s pressing for refinancing of certain loans may affect prepayment rates for mortgage loans underlying our Agency RMBS.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans underlying our Agency RMBS. To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in Agency RMBS, our income and operating results could be harmed, particularly in connection with our IOs and IIOs, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Interest rate caps on the ARMs and hybrid ARMs backing our Agency RMBS may reduce our net interest margin during periods of rising interest rates, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

ARMs and hybrid ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on the ARMs and hybrid ARMs backing our Agency RMBS. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed because such periodic interest rate caps prevent the coupon on the security from fully reaching the specified rate in one reset. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on Agency RMBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings. Interest rate caps on Agency RMBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

We rely on analytical models, and information and other data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities. If our models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks.

Our reliance on models and data may induce us to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.

Some models, such as prepayment models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by us may differ substantially from those models used by other market participants, resulting in valuations based on these predictive models that may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and less reliable.

All valuation models rely on correct market data input. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected.

Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed. As a result, the values of some of our assets are uncertain.

While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, we can and do value assets based upon our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. The valuation process has been particularly difficult recently because market events have made valuations of certain assets more difficult and unpredictable and the disparity of valuations provided by third-party dealers has widened.

Our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected if our fair value determinations of these assets were materially higher than the values that would exist if a ready market existed for these assets.

An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, Agency RMBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency RMBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency RMBS that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency RMBS or Agency RMBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income and pay dividends, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially adversely affected.

Because the assets that we acquire might experience periods of illiquidity, we might be prevented from selling our Agency RMBS at favorable times and prices, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Agency RMBS might experience periods of illiquidity. Such conditions are more likely to occur for structured Agency RMBS because such securities are generally traded in markets much less liquid than the pass-through Agency RMBS market. As a result, we may be unable to dispose of our Agency RMBS at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets as well as legal or contractual restrictions on resale. The illiquidity of Agency RMBS could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our use of leverage could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We calculate our leverage ratio by dividing our total liabilities by total equity at the end of each period.  Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency RMBS and a portion of our structured Agency RMBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency RMBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders. For example:

•
Our borrowings are secured by our pass-through Agency RMBS and a portion of our structured Agency RMBS under repurchase agreements. A decline in the market value of the pass-through Agency RMBS or structured Agency RMBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency RMBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency RMBS, we would experience losses.

•
To the extent we are compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of gross income could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and would decrease profitability and cash available for distributions to stockholders.

If we experience losses as a result of our use of leverage, such losses could materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our stockholders.

We may incur increased borrowing costs, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as the London Interbank Offered Rate, or LIBOR, or a short-term U.S. Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;
•	the availability of financing in the market; and
•	the value and liquidity of our Agency RMBS.

All of our current short-term borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

We may incur increased borrowing costs or declining coupons on our IIO securities as a result of increased levels of LIBOR resulting from manipulation of the index by member banks responsible for fixing the index on a daily basis. Both conditions would decrease our profitability and reduce our capacity to pay distributions to our stockholders.

Most of our borrowing costs under repurchase agreements are adjustable and correspond to short-term interest rates, such as LIBOR, plus or minus a margin. Additionally, many of our structured securities are IIOs, which typically have a coupon that varies as the level of LIBOR varies. The coupon is usually the difference between the weighted average net coupon on the underlying mortgage loans and LIBOR, and sometimes a multiple of LIBOR. Over the past several years there have been episodes where members of the British Bankers Association, the entity whose members are responsible for setting the value of the various LIBOR indices, including one-month LIBOR, the relevant index for many of our repurchase agreement borrowings and all of the coupons on our IIOs, have manipulated the level of the indices. To the extent this practice occurs again, it could impact our borrowing costs or reduce our capacity to pay distributions to our stockholders.

Failure to procure adequate repurchase agreement financing, or to renew or replace existing repurchase agreement financing as it matures, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We intend to maintain master repurchase agreements with several counterparties. We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Any decline in the value of Agency RMBS, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with the terms of any financing arrangements already in place. Additionally, our lenders may have owned or financed RMBS that have declined in value and caused the lender to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital, or haircuts, required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Additionally, we may be unable to diversify the credit risk associated with our lenders. In the event that we cannot obtain sufficient funding on acceptable terms, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially adversely effected.

Furthermore, because we intend to rely primarily on short-term borrowings to fund our acquisition of Agency RMBS, our ability to achieve our investment objective will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.

Adverse market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets were insufficient to meet these collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at unfavorable prices, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency RMBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate Agency RMBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell either directly or through a foreclosure our Agency RMBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. Additionally, the liquidation of collateral may jeopardize our ability to qualify or maintain our qualification as a REIT, as we must comply with requirements regarding our assets and our sources of gross income. If we are compelled to liquidate our Agency RMBS, we may be unable to comply with these requirements, ultimately jeopardizing our ability to qualify or maintain our qualification as a REIT. Our failure to qualify as a REIT or maintain our qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our net taxable income.

Our use of repurchase agreements may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy, which may make it difficult for us to recover our collateral in the event of a bankruptcy filing.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our investment under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.

If we fail to maintain our relationship with AVM, L.P. or if we do not establish relationships with other repurchase agreement trading, clearing and administrative service providers, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

We have engaged AVM, L.P. to provide us with certain repurchase agreement trading, clearing and administrative services. If we are unable to maintain our relationship with AVM, L.P. or we are unable to establish successful relationships with other repurchase agreement trading, clearing and administrative service providers, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

If our lenders default on their obligations to resell the Agency RMBS back to us at the end of the repurchase transaction term, or if the value of the Agency RMBS has declined by the end of the repurchase transaction term or if we default on our obligations under the repurchase transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 24 to 90 days but may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. Many financial institutions from which we may obtain repurchase agreement financing have increased their haircuts in the past and may do so again in the future. As of December 31, 2012, our haircuts were approximately 5.6% on average, which means that we will be required to pledge Agency RMBS the value of which equals approximately 105.9% of the principal amount of the borrowings. If these haircuts are increased, we will be required to post additional cash or securities as collateral for our Agency RMBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities had declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

Hedging against interest rate exposure may not completely insulate us from interest rate risk and could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

To the extent consistent with qualifying and maintaining our qualification as a REIT, we may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts in order to hedge the interest rate risk of our portfolio. In general, our hedging strategy depends on our view of our entire portfolio consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of Agency RMBS we hold and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;
•	the amount of gross income that a REIT may earn from certain hedging transactions is limited by federal income tax provisions governing REITs;
•	the credit quality of the counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the counterparty in the hedging transaction may default on its obligation to pay.

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur.

Because of the foregoing risks, our hedging activity could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders.

Our use of certain hedging techniques may expose us to counterparty risks.

If an interest rate swap counterparty cannot perform under the terms of the interest rate swap, we may not receive payments due under that swap, and thus, we may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, we may not receive payments due under that agreement that would off-set our interest expense and then could incur a loss for the then remaining fair market value of the interest rate cap.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or a clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. While the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, among other current or proposed pieces of legislation, may add regulatory oversight or reduce counterparty risk among market participants, little of such oversight currently exists. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction most likely will result in a default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. In addition, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our ability to achieve our investment objectives will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Manager’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis largely will be a function of our Manager’s structuring and implementation of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Manager has substantial responsibilities, and, in order to grow, needs to hire, train, supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments. In addition, our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders.

Our Board of Directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this annual report. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this annual report.

In addition, our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could materially adversely affect our business, financial condition, results of operations, the market value of our common stock and our ability to make distributions to our stockholders.

Competition might prevent us from acquiring Agency RMBS at favorable yields, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire Agency RMBS at favorable spreads over our borrowing costs. In acquiring Agency RMBS, we compete with a variety of institutional investors, including other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase Agency RMBS, many of which have greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, competition for investments in Agency RMBS may lead the price of such investments to increase, which may further limit our ability to generate desired returns. As a result, we may not be able to acquire sufficient Agency RMBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Actions of the U.S. Government for the purpose of stabilizing the financial markets may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The U.S. Government, through the Federal Reserve, the U.S. Treasury, the SEC, the Federal Housing Administration, or the FHA, the Federal Deposit Insurance Corporation, or the FDIC, and other governmental and regulatory bodies have taken or are considering taking various actions to address the recent financial crisis. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In addition to the foregoing, the U.S. Congress and/or various state and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies. To the extent the market does not respond favorably to these initiatives or they do not function as intended, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as such, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2012, or the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Although we are an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised accounting standards, and such election is irrevocable. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We will be subject to the requirements of the Sarbanes-Oxley Act of 2002.

As long as we remain an emerging growth company, as that term is defined in the JOBS Act, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors

However, after we are no longer an emerging growth company under the JOBS Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements in future years. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our common stock.

Terrorist attacks and other acts of violence or war may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our Agency RMBS or the securities markets in general. Losses resulting from these types of events are uninsurable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in economic uncertainty in the United States or abroad. Adverse economic conditions could harm the value of the property underlying our Agency RMBS or the securities markets in general, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are highly dependent on communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of a systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

If we issue debt securities, our operations may be restricted and we will be exposed to additional risk.

If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants and operating restrictions could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Risks Related to Conflicts of Interest in Our Relationship with Our Manager and Bimini

The management agreement with our Manager was not negotiated on an arm’s-length basis and the terms, including fees payable and our inability to terminate, or our election not to renew, the management agreement based on our Manager’s poor performance without paying our Manager a significant termination fee, except for a termination of the Manager with cause, may not be as favorable to us as if it were negotiated with an unaffiliated third party.

The management agreement with our Manager was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement with our Manager, including fees payable and our inability to terminate, or our election not to renew, the management agreement based on our Manager’s poor performance without paying our Manager a significant termination fee, except for a termination of the Manager with cause, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, as a result of the relationship with our Manager, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

We have no employees, and our Manager is responsible for making all of our investment decisions. None of our or our Manager’s officers are required to devote any specific amount of time to our business, and each of them may provide their services to Bimini, which could result in conflicts of interest.

Our Manager is responsible for making all of our investments. We do not have any employees, and we are completely reliant on our Manager to provide us with investment advisory services. Each of our and our Manager’s officers is an employee of Bimini and none of them will devote their time to us exclusively. Each of Messrs. Cauley and Haas, who will be the initial members of our Manager’s investment committee, is an officer of Bimini and has significant responsibilities to Bimini. Due to the fact that each of our officers is responsible for providing services to Bimini, they may not devote sufficient time to the management of our business operations. At times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our executive officers and our Manager, Bimini and its affiliates will likewise require greater focus and attention from them. In such situations, we may not receive the level of support and assistance that we otherwise would likely have received if we were internally managed or if such executives were not otherwise committed to provide support to Bimini.

We expect our Board of Directors to adopt investment guidelines that will require that any investment transaction between us and Bimini or any affiliate of Bimini receives the prior approval of a majority of our independent directors. See “Our Manager and the Management Agreement — Conflicts of Interest; Equitable Allocation of Opportunities.” However, this policy will not eliminate the conflicts of interest that our officers will face in making investment decisions on behalf of Bimini and us. Further, we do not have any agreement or understanding with Bimini that would give us any priority over Bimini or any of its affiliates. Accordingly, we may compete for access to the benefits that we expect our relationship with our Manager and Bimini to provide.

We are completely dependent upon our Manager and certain key personnel of Bimini who provide services to us through the management agreement, and we may not find suitable replacements for our Manager and these personnel if the management agreement is terminated or such key personnel are no longer available to us.

We are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Because we do not have any employees or separate facilities, we are reliant on our Manager to provide us with the personnel, services and resources necessary to carry out our day-to-day operations. Our management agreement does not require our Manager to dedicate specific personnel to our operations or a specific amount of time to our business. Additionally, because we will be affiliated with Bimini, we may be negatively impacted by an event or factors, including ongoing and potential legal proceedings against Bimini and its subsidiaries, that negatively impacts or could negatively impact Bimini’s business or financial condition.

After the initial term of the management agreement, which expires on February 20, 2016, or upon the expiration of any automatic renewal term, our Manager may elect not to renew the management agreement without cause, and without penalty, on 180-days’ prior written notice to us. If we elect not to renew the management agreement without cause, we would have to pay a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. During the term of the management agreement and for two years after its expiration or termination, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with us. We do not have retention agreements with any of our officers. We believe that the successful implementation of our investment and financing strategies depends to a significant extent upon the experience of Bimini’s executive officers. None of these individuals’ continued service is guaranteed. If the management agreement is terminated or these individuals leave Bimini, we may be unable to execute our business plan.

Legal proceedings involving Bimini and certain of its subsidiaries have adversely affected Bimini, may materially adversely affect Bimini’s and our Manager’s ability to effectively manage our business and could materially adversely affect our reputation, business, operations, financial condition and results of operations and our ability to pay distributions to our stockholders.

Bimini and its subsidiaries are currently subject to certain ongoing legal proceedings and could be subject to further legal proceedings in the future. Most of these legal proceedings arise out of the mortgage-related operations of Bimini’s mortgage origination subsidiary that discontinued operations in 2007. In the past, Bimini and certain of its subsidiaries have been subject to similar actions, including proceedings alleging violations of the federal securities laws and for breach of duty arising from the sale of certain mortgage-related securities, which have now been satisfactorily resolved. Bimini and its subsidiaries could be subject to similar actions in the future.

We are externally managed and advised by our Manager pursuant to the terms of a Management Agreement. Because our officers are also officers of Bimini and our Manager, any legal proceedings or regulatory inquiries involving Bimini or our Manager, whether meritorious or not, may divert the time and attention of our Manager and certain of its key personnel from us and our investment strategy and may negatively affect Bimini’s business, operations and financial condition. In addition, due to our relationship with Bimini and our Manager, such events could result in a material adverse effect on our reputation, business, financial condition and results of operations and our ability to pay distributions to our stockholders. Furthermore, if these legal proceedings were to result in a bankruptcy of Bimini or our Manager, we would not be able to terminate the Management Agreement until 30 days after we provide written notice of termination to our Manager and could experience difficulty in finding another manager or hiring personnel to conduct our business. Alternatively, a bankruptcy court could prevent us from exercising such termination rights, regardless of the provisions of the management agreement.

We, Bimini and other accounts managed by our Manager may compete for opportunities to acquire assets, which are allocated in accordance with the Investment Allocation Agreement by and among Bimini, our Manager and us.

From time to time Bimini make seek to purchase for itself the same or similar assets that our Manager seeks to purchase for us, or our Manager may seek to purchase the same or similar assets for us as it does for other accounts that may be managed by our Manager in the future. In such an instance, our Manager has no duty to allocate such opportunities in a manner that preferentially favors us. Bimini and our Manager make available to us opportunities to acquire assets that they determine, in their reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with the Investment Allocation Agreement.

Because many of our targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for Bimini and may be targeted assets for other accounts our Manager may manage in the future, neither Bimini nor our Manager may be able to buy as much of any given asset as required to satisfy the needs of Bimini, us and any other account our Manager may manage in the future. In these cases, the Investment Allocation Agreement will require the allocation of such assets to multiple accounts in proportion to their needs and available capital. The Investment Allocation Agreement will permit departure from such proportional allocation when (i) allocating purchases of whole-pool Agency RMBS, because those securities cannot be divided into multiple parts to be allocated among various accounts, and (ii) such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the Investment Allocation Agreement allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably.

There are conflicts of interest in our relationships with our Manager and Bimini, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Bimini and our Manager. All of our executive officers are employees of Bimini. As a result, our officers may have conflicts between their duties to us and their duties to Bimini or our Manager.

We may acquire or sell assets in which Bimini or its affiliates have or may have an interest. Similarly, Bimini or its affiliates may acquire or sell assets in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with Bimini or its affiliates, including the purchase and sale of all or a portion of a portfolio asset.

Acquisitions made for entities with similar objectives may be different from those made on our behalf. Bimini may have economic interests in or other relationships with others in whose obligations or securities we may acquire. In particular, such persons may make and/or hold an investment in securities that we acquire that may be pari passu, senior or junior in ranking to our interest in the securities or in which partners, security holders, officers, directors, agents or employees of such persons serve on the board of directors or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities and otherwise create conflicts of interest. In such instances, our Manager may, in its sole discretion, make recommendations and decisions regarding such securities for other entities that may be the same as or different from those made for us with respect to such securities and may take actions (or omit to take actions) in the context of these other economic interests or relationships that may have consequences adverse to our interests.

The officers of Bimini and our Manager devote as much time to us as Bimini and our Manager deem appropriate. However, these officers may have conflicts in allocating their time and services among us, Bimini and our Manager. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager’s and Bimini’s employees, Bimini and other entities for which our Manager may serve as a manager in the future will likewise require greater focus and attention, placing our Manager’s and Bimini’s resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.

We, directly or through Bimini or our Manager, may obtain confidential information about the companies or securities in which we have invested or may invest. If we possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager’s management of other accounts could create a conflict of interest to the extent our Manager or Bimini is aware of material non-public information concerning potential investment decisions. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

John B. Van Heuvelen, one of our independent directors, owns shares of common stock of Bimini. Mr. Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Mr. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. Accordingly, Messrs. Van Heuvelen, Cauley and Haas may have a conflict of interest with respect to actions by our Board of Directors that relate to Bimini or our Manager.

As of February 20, 2013, Bimini owns 29.38% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

If we elect to not renew the management agreement without cause, we would be required to pay our Manager a substantial termination fee. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.

Electing not to renew the management agreement without cause would be difficult and costly for us. With the consent of the majority of our independent directors, we may elect not to renew our management agreement after the initial term of the management agreement, which expires on February 20, 2016, or upon the expiration of any automatic renewal term, both upon 180-days’ prior written notice. If we elect to not renew the agreement because of a decision by our Board of Directors that the management fee is unfair, our Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the management agreement without cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the management agreement, thereby adversely affecting our inclination to end our relationship with our Manager even if we believe our Manager’s performance is unsatisfactory.

Our Manager’s management fee is payable regardless of our performance.

Our Manager is entitled to receive a management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. Our Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our Manager will not be liable to us for any acts or omissions performed in accordance with the management agreement, including with respect to the performance of our investments.

Our Manager has not assumed any responsibility other than to render the services called for under the management agreement in good faith and is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations, including as set forth in the investment guidelines. Our Manager and its affiliates, and the directors, officers, employees, members and stockholders of our Manager and its affiliates, will not be liable to us, our Board of Directors or our stockholders for any acts or omissions performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under the management agreement. We have agreed to indemnify our Manager and its affiliates, and the directors, officers, employees, members and stockholders of our Manager and its affiliates, with respect to all expenses, losses, damages, liabilities, demands, charges and claims in respect of or arising from any acts or omissions of our Manager, its affiliates, and the directors, officers, employees, members and stockholders of our Manager and its affiliates, performed in good faith under the management agreement and not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties. Therefore, you will have no recourse against our Manager with respect to the performance of investments made in accordance with the management agreement.

Risks Related to Our Common Stock

Investing in our common stock may involve a high degree of risk.

The investments we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

There may not be an active market for our common stock, which may cause our common stock to trade at a discount and make it difficult to sell the common stock you purchase.

Our common stock is listed on the NYSE MKT under the symbol “ORC.” Trading on the NYSE MKT does not ensure that there is or will be an actual market for our common stock. Accordingly, no assurance can be given as to:

•	the likelihood that an actual market for our common stock will develop, or be continued once developed;
•	the liquidity of any such market;
•	the ability of any holder to sell shares of our common stock; or
•	the prices that may be obtained for our common stock.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our stockholders in the future.

We intend to make monthly distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions might be harmed by the risk factors described in this prospectus. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition, qualifying and maintaining our qualification as a REIT and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future. To the extent that we decide to pay distributions from the proceeds of a securities offerings, such distributions would generally be considered a return of capital for U.S. federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, as well as warrants to purchase shares of common stock or convertible preferred stock. Upon the liquidation of the Company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market value of our common stock, or both. Our preferred stock, if issued, would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Furthermore, our Board of Directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, and to classify or reclassify any unissued shares of common stock or preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our stockholders are therefore subject to the risk of our future securities offerings reducing the market price of our common stock and diluting their common stock.

The market value of our common stock may be volatile.

The market value of shares of our common stock may be based primarily upon current and expected future cash dividends, and the market price of shares of our common stock will be influenced by the dividends on those shares relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which could adversely affect the market price of shares of our common stock. As a result, the market price of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results or distributions;
•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
•	increases in market interest rates that lead purchasers of our common stock to expect a higher dividend yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	a change in our Manager or additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community; and
•	general market and economic conditions.

We cannot make any assurances that the market price of our common stock will not fluctuate or decline significantly in the future.

Broad market fluctuations could harm the market price of our common stock.

The stock market has experienced extreme price and volume fluctuations in the past that have affected the market price of many companies’ stock in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could occur again and could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could harm the market price of our common stock.

Shares of our common stock eligible for future sale may harm our share price.

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2013 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2013 Equity Incentive Plan of 4,000,000 shares of common stock. Bimini currently owns 981,665 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

You should not rely on lock-up agreements in connection with the public offering of our common stock to limit the amount of common stock sold into the market.

We and each of our Manager, our directors and executive officers and Bimini have agreed that, until August 13, 2013, without the prior written consent of Ladenburg Thalmann & Co. Inc., we and they will not sell, dispose of or hedge any shares of our common stock, subject to certain exceptions and extensions in certain circumstances.

There are no present agreements between Ladenburg Thalmann & Co. Inc. and any of Bimini, our Manager, our directors, our executive officers or us to release any of them or us from these lock-up agreements. However, we cannot predict the circumstances or timing under which Ladenburg Thalmann & Co. Inc. may waive these restrictions. These sales or a perception that these sales may occur could reduce the market price of our common stock.

An increase in market interest rates may cause a material decrease in the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to adversely affect the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.

Risks Related to Our Organization and Structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to pay distributions to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act, because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets based on no-action letters issued by the SEC. To the extent that the SEC publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption.

On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in RMBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should continue to be allowed to rely on such exemption from registration.

If we fail to qualify for this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and our ability to distribute dividends. For example, if the market value of our investments in CMOs or structured Agency RMBS, neither of which are qualifying real estate assets, were to increase by an amount that resulted in less than 55% of our assets being invested in pass-through Agency RMBS, we might have to sell CMOs or structured Agency RMBS in order to maintain our exemption from the Investment Company Act. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable.

Alternatively, if we fail to qualify for this exemption, we may have to register under the Investment Company Act and we could become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

We may be required at times to adopt less efficient methods of financing certain of our securities, and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described in this prospectus. Our business will be materially and adversely affected if we fail to qualify for and maintain an exemption from regulation pursuant to the Investment Company Act.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (in some cases the fund’s directors) to be regulated as “commodity pool operators,” or CPOs. Under new rules adopted by the U.S. Commodity Futures Trading Commission, or the CFTC, those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association, or the NFA. Registration requires compliance with the CFTC’s regulations and the NFA’s rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC’s Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have claimed the relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. However, there can be no assurance that the CFTC will agree that we are entitled to the no-action letter relief claimed.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the CFTC asserts that we are not entitled to the no-action letter relief claimed, we may be obligated to furnish additional disclosures and reports, among other things. Further, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC’s rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Our ownership limitations and certain other provisions of applicable law and our charter and bylaws may restrict business combination opportunities that would otherwise be favorable to our stockholders.

Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders, including business combination provisions, supermajority vote and cause requirements for removal of directors, provisions that vacancies on our Board of Directors may be filled only by the remaining directors, for the full term of the directorship in which the vacancy occurred, the power of our Board of Directors to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock, to cause us to issue additional shares of stock of any class or series and to fix the terms of one or more classes or series of stock without stockholder approval, the restrictions on ownership and transfer of our stock and advance notice requirements for director nominations and stockholder proposals.

To assist us in qualifying as a REIT, among other purposes, ownership of our stock by any person will generally be limited to 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock, except that Bimini may own up to 35.0% of our common stock so long as Bimini continues to qualify as a REIT. Additionally, our charter will prohibit beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common stock or preferred stock in excess of our ownership limits without the consent of our Board of Directors will result in such shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their stock that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and that may be in the best interests of our security holders.

Our Board of Directors may, without stockholder approval, amend our charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued shares of common stock or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may take actions with respect to our common stock or preferred stock that may have the effect of delaying or preventing a change in control, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

We have entered into indemnification agreements with our directors and executive officers that obligate us to indemnify them to the maximum extent permitted by Maryland law. In addition, our charter authorizes the Company to obligate itself to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us, to the maximum extent permitted by Maryland law, to indemnify each present and former director or officer in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the provisions in our charter, bylaws and indemnification agreements or that might exist with other companies.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder, and thereafter require two supermajority stockholder votes to approve any such combination; and

•
“control share” provisions that provide that a holder of “control shares” of the Company (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the acquiror to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) generally has no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We will elect to opt-out of these provisions of the MGCL, in the case of the business combination provisions, by resolution of our Board of Directors (provided that such business combination is first approved by our Board of Directors, including a majority of our directors who are not affiliates or associates of such person), and in the case of the control share provisions, pursuant to a provision in our bylaws. However, our Board of Directors may by resolution elect to repeal the foregoing opt-out from the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

We may be subject to adverse legislative or regulatory changes that could reduce the market price of our common stock.

At any time, laws or regulations, or the administrative interpretations of those laws or regulations, that impact our business and Maryland corporations may be amended. In addition, the markets for RMBS and derivatives, including interest rate swaps, have been the subject of intense scrutiny in recent months. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, revisions to these laws, regulations or administrative interpretations could cause us to change our investments. We could be materially adversely affected by any such change to any existing, or any new, law, regulation or administrative interpretation, which could reduce the market price of our common stock.

U.S. Federal Income Tax Risks

Your investment has various U.S. federal income tax risks.

This summary of certain tax risks is limited to the federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the federal tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Internal Revenue Code (the “Code”). We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of federal, state and local income tax law on an investment in common stock and on your individual tax situation.

Our failure to qualify or maintain our qualification as a REIT would subject us to U.S. federal income tax, which could adversely affect the value of the shares of our common stock and would substantially reduce the cash available for distribution to our stockholders.

We believe that we will be organized in conformity with the requirements for qualification as a REIT under the Code, and we intend to operate in a manner that will enable us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ending December 31, 2013. However, we cannot assure you that we will qualify and remain qualified as a REIT.  Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax (and any applicable state and local tax), including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

If Bimini failed to qualify as a REIT in its 2009 or subsequent taxable years, we would be prevented from electing to qualify as a REIT under applicable Treasury Regulations.

We were formed by Bimini in August 2010. We believe that from the time of our formation until the closing of the public offering of our common stock, we were a “qualified REIT subsidiary” of Bimini. However, under applicable Treasury Regulations, if Bimini failed to qualify as a REIT in its 2009 or subsequent taxable years, unless Bimini’s failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which Bimini failed to qualify.

Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including Agency RMBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our REIT ordinary income for that year;
•	95% of our REIT capital gain net income for that year; and
•	any undistributed taxable income from prior years

We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT or their stockholders.

Our taxable income may be substantially different than our net income as determined based on generally accepted accounting principles in the United States (“GAAP”), because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, unrealized portfolio gains and losses are included in GAAP net income, but are not included in REIT taxable income.  Also, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our stock or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRSs we form will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

The failure of Agency RMBS subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

We have entered and intend to continue to enter into repurchase agreements under which we will nominally sell certain of our Agency RMBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that for U.S. federal income tax purposes these transactions will be treated as secured debt and we will be treated as the owner of the Agency RMBS that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we do not own the Agency RMBS during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

Our ability to invest in and dispose of contracts for delayed delivery transactions, or delayed delivery contracts, including “to be announced” securities, could be limited by the requirements necessary to qualify as a REIT, and we could fail to qualify as a REIT as a result of these investments.

We may purchase Agency RMBS through delayed delivery contracts, including “to-be-announced” forward contracts, or TBAs. We may recognize income or gains on the disposition of delayed delivery contracts. For example, rather than take delivery of the Agency RMBS subject to a TBA, we may dispose of the TBA through a “roll” transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. The law is unclear regarding whether delayed delivery contracts will be qualifying assets for the 75% asset test and whether income and gains from dispositions of delayed delivery contracts will be qualifying income for the 75% gross income test.

Until we receive a favorable private letter ruling from the IRS or we are advised by counsel that delayed delivery contracts should be treated as qualifying assets for purposes of the 75% asset test, we will limit our investment in delayed delivery contracts and any non-qualifying assets to no more than 25% of our total gross assets at the end of any calendar quarter and will limit the delayed delivery contracts issued by any one issuer to no more than 5% of our total gross assets at the end of any calendar quarter. Further, until we receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of delayed delivery contracts should be treated as qualifying income for purposes of the 75% gross income test, we will limit our income and gains from dispositions of delayed delivery contracts and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through delayed delivery contracts and to dispose of delayed delivery contracts through roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that delayed delivery contracts should be treated as qualifying assets or that income and gains from dispositions of delayed delivery contracts should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our delayed delivery contracts together with our non-qualifying assets for the 75% asset test, exceeded 25% of our total gross assets at the end of any calendar quarter, (ii) the value of our delayed delivery contracts, including TBAs, issued by any one issuer exceeds 5% of our total assets at the end of any calendar quarter, or (iii) our income and gains from the disposition of delayed delivery contracts together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

Our ownership of and relationship with any TRSs that we form will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we may form will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

We may pay taxable dividends in cash and our common stock, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may make taxable dividends that are payable partly in cash and partly in our common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our 2013 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our common stock, our stockholders may be required to pay tax in excess of the cash that they receive. If a U.S. stockholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we pay dividends in our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Our ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their stock.

In order for us to qualify as a REIT for each taxable year after 2013, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to assist us in qualifying as a REIT, among other purposes, ownership of our stock by any person is generally limited to 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock, except that Bimini may own up to 35.0% of our common stock so long as Bimini continues to qualify as a REIT.

These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their common stock over the then-prevailing market price or which holders might believe to be otherwise in their best interests.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is lower than ordinary income tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.

We currently do not intend to enter into any transactions that could result in our, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future, we will be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as “excess inclusion income,” that is allocable to the percentage of our stock held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans, charitable remainder trusts and government entities). In that case, under our charter, we will reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholder’s ownership.

If we were to realize excess inclusion income, IRS guidance indicates that the excess inclusion income would be allocated among our stockholders in proportion to our dividends paid. Excess inclusion income cannot be offset by losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax at the maximum tax rate and withholding will be required on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Our recognition of “phantom” income may reduce a stockholder’s after-tax return on an investment in our common stock.

We may recognize taxable income in excess of our economic income, known as phantom income, in the first years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. As a result, stockholders at times may be required to pay U.S. federal income tax on distributions that economically represent a return of capital rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of U.S. federal income tax liabilities may reduce a stockholder’s after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify and maintain our qualification as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real property. Our offices are owned by Bimini, the parent of our Manager, and are located at 3305 Flamingo Drive, Vero Beach, Florida 32963.  We consider this property to be adequate for our business as currently conducted.  Our telephone number is (772) 231-1400.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading publicly on the NYSE MKT under the trading symbol "ORC" on February 14, 2013. There was no established public market for our common stock prior to February 14, 2013. As of March 22, 2013, we had 3,341,655 shares of common stock issued and outstanding which were held by two holders of record.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends Distribution Policy

We declared our first dividend payment to shareholders on March 8, 2013 in an amount of $0.135 per share for our common stock.  We intend to pay regular monthly dividends to our stockholders.  We are organized and conduct our operations to qualify as a real estate investment trust, or a “REIT,” and to maintain a REIT qualification, for tax purposes, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Use of Proceeds

On February 13, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-184538) relating to our initial public offering of 2,360,000 shares of common stock offered at $15.00 per share for an aggregate offering price of $35,400,000. The offering date was February 14, 2013. Our initial public offering was underwritten by several underwriters, with Ladenburg Thalmann & Co., Inc. acting as the representative of the underwriters. On February 20, 2013, we sold 2,360,000 of common stock in our initial public offering at a price to the public of $15.00 per share for an aggregate offering price of approximately $35,400,000. Bimini Advisors paid all of our offering costs, including underwriting discounts and commissions.  Therefore, our net offering proceeds from the offering totaled $35,400,000.  The offering was terminated on February 20, 2013 after all registered securities were sold.

We are investing the net proceeds of this offering in accordance with our investment objectives and strategies as described in the prospectus comprising a part of the Registration Statement referenced above. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC.

Securities Authorized for Issuance under Equity Compensation Plans

In October 2012, our Board of Directors adopted and Bimini, then our sole stockholder, approved, our 2012 Equity Incentive Plan (the “Incentive Plan”) to recruit and retain employees, directors and other service providers, including employees of our Manager and other of our affiliates. The plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The plan is administered by the Compensation Committee of our Board of Directors except that our Board of Directors will administer awards made to directors who are not employees of us or our affiliates.  The plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of our common stock that may be issued under the plan.  To date, no awards have been made under the plan.

The following table provides information as of December 31, 2012 regarding the number of shares of common stock that may be issued under our Incentive Plan.

	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by security holders	-	-	4,000,000 (2)
Equity compensation plans not approved by security holders(1)	-	-	-
Total	-	-	4,000,000

(1) We do not have any equity compensation plans that have not been approved by our stockholders.
(2)
Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan plans irrespective of the 10% limitation described above.  Taking into account the 10% limitation and the number of shares of common stock outstanding as of December 31, 2012, there were 15,411 shares available for future issuance under the terms of the Incentive Plan as of December 31, 2012.

UNREGISTERED SALES OF EQUITY SECURITIES

In July 2012, we issued 4,110 shares of common stock valued at a price of $100 per share to Bimini in satisfaction of amounts owed by us to Bimini as of June 30, 2012 of approximately $411,000 for prior management fees, overhead allocations and direct expense reimbursements in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the year ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

We are a specialty finance company that invests in Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS and (ii) structured Agency RMBS, such as CMOs, IOs, IIOs and POs, among other types of structured Agency RMBS. From inception through the closing of the initial public offering of our common stock, we were managed by Bimini. After the closing of the offering, we will be externally managed by Bimini Advisors, a registered investment adviser with the Securities and Exchange Commission (“SEC”).

We were formed by Bimini in August 2010 and commenced operations on November 24, 2010. At December 31, 2012, Bimini was our sole stockholder. We completed our initial public offering on February 20, 2013.  In that offering we raised proceeds of approximately $35.4 million from the sale of 2,360,000 shares of our common stock.

Our business objective is to provide attractive risk-adjusted total returns over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in and strategically allocating capital between the two categories of Agency RMBS described above. We seek to generate income from (i) the net interest margin on our leveraged pass-through Agency RMBS portfolio and the leveraged portion of our structured Agency RMBS portfolio, and (ii) the interest income we generate from the unleveraged portion of our structured Agency RMBS portfolio. We intend to fund our pass-through Agency RMBS and certain of our structured Agency RMBS, such as fixed and floating rate tranches of CMOs and POs, through short-term borrowings structured as repurchase agreements. However, we do not intend to employ leverage on the securities in our structured Agency RMBS portfolio that have no principal balance, such as IOs and IIOs. We do not intend to use leverage in these instances because the securities contain structural leverage. Pass-through Agency RMBS and structured Agency RMBS typically exhibit materially different sensitivities to movements in interest rates. Declines in the value of one portfolio may be offset by appreciation in the other. The percentage of capital that we allocate to our two Agency RMBS asset categories will vary and will be actively managed in an effort to maintain the level of income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined portfolios. We believe that this strategy will enhance our liquidity, earnings, book value stability and asset selection opportunities in various interest rate environments.

We intend to qualify and will elect to be taxed as a REIT under the Code commencing with our short taxable year ending December 31, 2013. We generally will not be subject to U.S. federal income tax to the extent that we annually distribute all of our REIT taxable income to our stockholders and qualify as a REIT.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for investments in Agency RMBS;
•	recent actions taken by the Federal Reserve and the U.S. Treasury; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

We anticipate that, for any period during which changes in the interest rates for our adjustable rate assets do not coincide with interest rate changes on the corresponding liabilities, such assets will re-price more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short term interest rates, may significantly influence our net income.

Our net income may be affected by a difference between actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and homeowners’ ability and desire to refinance their mortgages.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2012, as compared to the Company’s results of operations for the year ended December 31, 2011.

Net Income (Loss) Summary

Net income for the year ended December 31, 2012 was $0.5 million, or $0.54 per share. Net loss for the year ended December 31, 2011 was $1.2 million, or $1.21 per share. The components of net income (loss) for the years ended December 31, 2012 and 2011, along with the changes in those components are presented in the table below:

(in thousands)
	Years Ended December 31,
	2012	2011	Change
Interest income	$2,698	$1,771	$927
Interest expense	(277)	(96)	(181)
Net interest income	2,421	1,675	746
Losses on MBS and Eurodollar futures	(1,154)	(1,273)	119
Net portfolio income	1,267	402	865
Expenses	(733)	(1,592)	859
Net income (loss)	$534	$(1,190)	$1,724

GAAP and Non-GAAP Reconciliation

To date, we have used derivatives, specifically Eurodollar futures contracts, to hedge the interest rate risk on repurchase agreements in a rising rate environment. We have not elected to designate our derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our Statements of Operations.  As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the Eurodollar futures contracts.  In the future, we may use other derivative instruments to hedge our interest expense and/or elect to designate our derivative holdings for hedge accounting treatment.

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest expense includes gains and losses on a Eurodollar futures contracts. Presenting the effects of the Eurodollar positions with the interest expense on interest-bearing liabilities reflects total economic interest expense on these obligations and the economic effect of our hedging strategy.  Interest expense, including gains and losses on Eurodollar futures contracts, is referred to as economic interest expense. Net interest income, including gains and losses on Eurodollar futures contracts, is referred to as economic net interest income.

We believe that economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations.

Our presentation of the economic value of our hedging strategy has important limitations.  First, other market participants may calculate economic interest expense and economic net interest income differently than we calculate them.  Second, while we believe that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool.  Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The following table presents the effect of our hedging strategy on interest expense and net interest income for each quarter in 2012 and 2011 and for the years ended December 31, 2012 and 2011.

(dollars in thousands)

	GAAP	Eurodollar	Economic	GAAP	Economic
	Interest	Gains /	Interest	Net Interest	Net Interest
	Expense	(Losses)	Expense	Income	Income
Three Months Ended,
December 31, 2012	$94	$(1)	$95	$379	$378
September 30, 2012	58	(14)	72	639	625
June 30, 2012	74	(1)	75	695	694
March 31, 2012	51	(24)	75	708	684
December 31, 2011	36	27	9	437	464
September 30, 2011	23	(26)	49	543	517
June 30, 2011	18	(151)	169	406	255
March 31, 2011	19	11	8	289	300
Years Ended,
December 31, 2012	$277	$(40)	$317	$2,421	$2,381
December 31, 2011	96	(139)	235	1,675	1,536

Net Interest Income

During the year ended December 31, 2012, we generated $2.4 million of economic net interest income, consisting of $2.7 million of interest income from MBS assets offset by $0.3 million of economic interest expense on repurchase liabilities.  For the comparable period ended December 31, 2011, we generated $1.5 million of economic net interest income, consisting of $1.8 million of interest income from MBS assets offset by $0.2 million of economic interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, economic interest expense, economic cost of funds, economic net interest income and economic net interest spread for each quarter in 2012 and 2011 and for the years ended December 31, 2012 and 2011.

(dollars in thousands)
	Average		Yield on			Average	Economic	Net
	MBS		Average	Average	Economic	Economic	Portfolio	Economic
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held(1)	Income(2)	Securities	Agreements(1)	Expense(3)	Funds	Income(3)	Spread
Three Months Ended,
December 31, 2012	$91,094	$473	2.08%	$80,256	$95	0.47%	$378	1.61%
September 30, 2012	64,378	697	4.33%	53,698	72	0.54%	625	3.79%
June 30, 2012	73,559	769	4.18%	62,407	75	0.48%	694	3.70%
March 31, 2012	70,585	759	4.30%	59,157	75	0.50%	684	3.80%
December 31, 2011	53,522	473	3.53%	42,390	9	0.08%	464	3.45%
September 30, 2011	40,356	566	5.61%	32,230	49	0.62%	517	4.99%
June 30, 2011	29,286	424	5.79%	23,267	169	2.90%	255	2.89%
March 31, 2011	27,373	308	4.50%	22,632	8	0.14%	300	4.36%
Years Ended,
December 31, 2012	$74,904	$2,698	3.60%	$63,880	$317	0.50%	$2,381	3.10%
December 31, 2011	37,634	1,771	4.71%	30,130	235	0.78%	1,536	3.93%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 50 and 51 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

(2)
Interest income presented in the table above includes only interest earned on the Company’s MBS investments and excludes interest earned on cash balances, and excludes the impact of discounts or premiums on MBS investments, as discounts or premiums are not amortized under the fair value option. Interest income and net portfolio interest income may not agree with the information presented in the statements of operations.

(3)
Economic interest expense and economic net interest income presented in the table above and the table on page 52 includes the effect of our Eurodollar futures positions that were entered into as an economic hedge against the increase in interest on repurchase agreements in a rising rate environment.

Interest Income and Average Earning Asset Yield

Our interest income for the years ended December 31, 2012 and 2011 was $2.7 million and $1.8 million, respectively.  We had average MBS holdings of $74.9 million and $37.6 million for the years ended December 31, 2012 and 2011, respectively.  The yield on our portfolio was 3.60% and 4.71% for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 as compared to the year ended December 31, 2011, there was a $0.9 million increase in interest income due to a $37.3 million increase in average MBS, partially offset by a 111 basis point decrease in the yield on average MBS for the year ended December 31, 2012 when compared to the year ended December 31, 2011.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
December 31, 2012	$84,617	$6,477	$91,094	$597	$(124)	$473	2.82%	(7.66)%	2.08%
September 30, 2012	56,519	7,859	64,378	410	287	697	2.90%	14.59%	4.33%
June 30, 2012	65,320	8,239	73,559	593	176	769	3.63%	8.56%	4.18%
March 31, 2012	61,936	8,649	70,585	530	229	759	3.43%	10.56%	4.30%
December 31, 2011	43,917	9,605	53,522	339	134	473	3.09%	5.56%	3.53%
September 30, 2011	33,101	7,255	40,356	283	283	566	3.42%	15.61%	5.61%
June 30, 2011	24,573	4,713	29,286	218	206	424	3.55%	17.51%	5.79%
March 31, 2011	24,280	3,093	27,373	225	83	308	3.70%	10.75%	4.50%
Years Ended,
December 31, 2012	$67,098	$7,806	$74,904	$2,130	$568	$2,698	3.17%	7.27%	3.60%
December 31, 2011	31,468	6,166	37,634	1,065	706	1,771	3.38%	11.45%	4.71%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $63.9 million and $30.1 million and total economic interest expense of $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. Our average economic cost of funds was 0.50% and 0.78% for years ended December 31, 2012 and 2011, respectively.  There was a 28 basis point decrease in the average economic cost of funds and a $33.7 million increase in average outstanding repurchase agreements during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average economic cost of funds was 25 basis points above average one-month LIBOR and 12 basis points below average six-month LIBOR for the quarter ended December 31, 2012. The average term to maturity of the outstanding repurchase agreements decreased from 27 days at December 31, 2011 to 15 days at December 31, 2012.

The table below presents the average repurchase agreements outstanding, economic interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2012 and 2011 and for the years ended December 31, 2012 and 2011.

(dollars in thousands)
						Average	Average
						Economic	Economic
	Average					Cost of Funds	Cost of Funds
	Balance of	Economic	Average	Average	Average	Relative to	Relative to
	Repurchase	Interest	Economic	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
December 31, 2012	$80,256	$95	0.47%	0.22%	0.59%	0.25%	(0.12)%
September 30, 2012	53,698	72	0.54%	0.23%	0.70%	0.31%	(0.16)%
June 30, 2012	62,407	75	0.48%	0.24%	0.74%	0.24%	(0.26)%
March 31, 2012	59,157	75	0.50%	0.26%	0.76%	0.24%	(0.26)%
December 31, 2011	42,390	9	0.08%	0.26%	0.65%	(0.18)%	(0.57)%
September 30, 2011	32,230	49	0.62%	0.21%	0.46%	0.41%	0.16%
June 30, 2011	23,267	169	2.90%	0.22%	0.43%	2.68%	2.47%
March 31, 2011	22,632	8	0.14%	0.26%	0.46%	(0.12)%	(0.32)%
Years Ended,
December 31, 2012	$63,880	$317	0.50%	0.24%	0.70%	0.26%	(0.20)%
December 31, 2011	30,130	235	0.78%	0.24%	0.50%	0.54%	0.28%

Gains and Losses

The table below presents our gains and losses for the years ended December 31, 2012 and 2011.

(in thousands)
	Years Ended December 31,
	2012	2011	Change
Realized (losses) gains on sales of MBS	$(308)	$410	$(718)
Unrealized losses on MBS	(806)	(1,544)	738
Total losses on MBS	(1,114)	(1,134)	20
Losses on Eurodollar futures	(40)	(139)	99

During the years ended December 31, 2012 and 2011, the Company received proceeds of $129.1 million and $33.5 million, respectively, from the sales of MBS.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

Expenses

Total operating expenses were $0.7 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively.  The table below provides a breakdown of operating expenses for the years ended December 31, 2012 and 2011.

(in thousands)
	Years Ended December 31,
	2012	2011	Change
Direct REIT operating expenses	$449	$345	$104
Audit, legal and other professional fees	178	1,115	(937)
Other expenses	106	132	(26)
Total expenses	$733	$1,592	(859)

Under the terms of the management agreement, the Company paid Bimini a monthly management fee equal to 1/12 of 1.50% per annum of the Stockholders’ Equity (as defined in the management agreement) of the Company.  In addition, the Company paid Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses are allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets. Included in direct REIT operating expenses during each of the years ended December 31, 2012 and 2011 were management fees and allocated expenses of approximately $0.3 million.

During the year ended December 31, 2011, the Company withdrew its Form S-11 Registration Statement related to a proposed initial public offering of its common stock.  The Registration Statement was withdrawn due to market conditions.  Included in other professional fees for the year ended December 31, 2011 are approximately $1.1 million of expenses related to this attempted initial public offering.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2012, our MBS portfolio consisted of $115.4 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.09%.  During the year ended December 31, 2012, we received principal repayments of $9.5 million compared to $6.7 million for the year ended December 31, 2011.  The average prepayment speeds for the quarters ended December 31, 2012 and 2011 were 28.6% and 29.7%, respectively.  (See table below for additional prepayment data).

The following table presents the constant prepayment rate (“CPR”) experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2012	1.1	42.3	28.6
September 30, 2012	4.2	38.7	25.0
June 30, 2012	0.2	41.4	38.7
March 31, 2012	11.0	31.2	23.8
December 31, 2011	10.1	33.5	29.7
September 30, 2011	13.1	27.9	21.1
June 30, 2011	8.1	26.7	18.7
March 31, 2011	0.5	19.7	5.7

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of December 31, 2012 and 2011:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2012
Adjustable Rate MBS	$6,531	5.7%	4.20%	258	1-Sep-35	3.46	10.04%	2.00%
Fixed Rate MBS	43,589	37.8%	3.24%	181	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	59,485	51.6%	2.69%	357	1-Nov-42	100.51	7.69%	2.00%
Total Mortgage-backed Pass-through	109,605	95.0%	3.00%	281	1-Nov-42	90.91	7.93%	2.00%
Interest-Only Securities	2,884	2.5%	3.52%	151	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,891	2.5%	6.13%	309	25-Nov-40	NA	6.34%	NA
Total Structured MBS	5,775	5.0%	4.83%	230	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$115,380	100.0%	3.09%	278	1-Nov-42	NA	NA	NA
December 31, 2011
Fixed Rate MBS	21,174	37.8%	4.64%	179	1-Nov-40	NA	NA	NA
Hybrid Adjustable Rate MBS	25,466	45.5%	3.57%	354	1-Dec-41	95.21	8.83%	2.00%
Total Mortgage-backed Pass-through	46,640	83.3%	4.05%	275	1-Dec-41	95.21	8.83%	2.00%
Interest-Only Securities	1,638	2.9%	4.88%	291	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	7,724	13.8%	6.11%	317	25-Nov-40	NA	6.39%	NA
Total Structured MBS	9,362	16.7%	5.89%	313	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$56,002	100.0%	4.36%	281	1-Dec-41	NA	NA	NA

(in thousands)
	December 31, 2012		December 31, 2011
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$113,235	98.14%	$39,606	70.72%
Freddie Mac	2,145	1.86%	11,149	19.91%
Ginnie Mae	-	-	5,247	9.37%
Total Portfolio	$115,380	100.00%	$56,002	100.0%

Entire Portfolio	December 31, 2012	December 31, 2011
Weighted Average Pass Through Purchase Price	$105.65	$105.72
Weighted Average Structured Purchase Price	$9.91	$11.72
Weighted Average Pass Through Current Price	$105.81	$106.07
Weighted Average Structured Current Price	$7.84	$10.54
Effective Duration (1)	1.209	(0.931)

(1) Effective duration of 1.209 indicates that an interest rate increase of 1.0% would be expected to cause a 1.209% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012.  An effective duration of (0.931) indicates that an interest rate increase of 1.0% would be expected to cause a 0.931% increase in the value of the MBS in the Company’s investment portfolio at December 31, 2011. These figures include the structured securities in the portfolio.

The following table presents details related to portfolio assets acquired during the years ended December 31, 2012 and 2011.

(in thousands)
	2012			2011
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$193,968	105.12	1.53%	$55,974	105.38	2.01%
Structured MBS	5,110	7.62	11.95%	15,520	11.95	16.96%

Our portfolio of PT MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. We seek to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of our interest only (“IO”) and inverse interest only (“IIO”) portfolio will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements – and model duration - to be affected by changes in both prepayments and one month LIBOR – both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

Prepayments on the loans underlying our MBS can alter the timing of the cash flows from the underlying loans to us. As a result, we gauge the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate MBS in our portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration.

We face the risk that the market value of its assets will increase or decrease at different rates than that of our liabilities, including its hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. We generally calculate duration using various third party models.  However, empirical results and various third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments as of December 31, 2012, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$6,531	$175	$(175)	$(350)	2.68%	(2.68)%	(5.35)%
Hybrid Adjustable Rate MBS	59,485	1,385	(1,385)	(2,771)	2.33%	(2.33)%	(4.66)%
Fixed Rate MBS	43,589	1,293	(1,293)	(2,586)	2.97%	(2.97)%	(5.93)%
Interest-Only MBS	2,884	(972)	972	1,943	(33.69)%	33.69%	67.37%
Inverse Interest-Only MBS	2,891	(487)	487	973	(16.84)%	16.84%	33.68%
Total Portfolio	$115,380	$1,394	$(1,394)	$(2,791)	1.21%	(1.21)%	(2.42)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our Agency RMBS’s effective duration to movements in interest rates.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$6,531	$124	$(179)	$(359)	1.90%	(2.74)%	(5.49)%
Hybrid Adjustable Rate MBS	59,485	257	(2,175)	(5,203)	0.43%	(3.66)%	(8.75)%
Fixed Rate MBS	43,589	422	(1,630)	(3,577)	0.97%	(3.74)%	(8.21)%
Interest-Only MBS	2,884	(1,031)	905	1,516	(35.75)%	31.39%	52.56%
Inverse Interest-Only MBS	2,891	(538)	818	1,506	(18.60)%	28.30%	52.09%
Total Portfolio	$115,380	$(766)	$(2,261)	$(6,117)	(0.66)%	(1.96)%	(5.30)%

In addition to changes in interest rates, other factors impact the fair value of our interest rate-sensitive investments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

Repurchase Agreements

As of December 31, 2012, we had had established borrowing facilities in the repurchase agreement market with nine counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of December 31, 2012, we had funding in place with four of those counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2012, we had obligations outstanding under the repurchase agreements of approximately $103.9 million with a net weighted average borrowing cost of 0.49%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 29 days, with a weighted average maturity of 15 days.  Securing the repurchase agreement obligation as of December 31, 2012, are MBS with an estimated fair value, including accrued interest, of approximately $109.9 million and a weighted average maturity of 281 months, and cash posted with counterparties of approximately $0.4 million. Through March 22, 2013, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2012 with maturities through April 19, 2013.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2012 and 2011.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
December 31, 2012	$103,941	$80,256	$23,685	29.51	%(a)
September 30, 2012	56,571	53,698	2,873	5.35%
June 30, 2012	50,825	62,407	(11,582)	(18.56	)%(b)
March 31, 2012	73,988	59,157	14,831	25.07	%(c)
December 31, 2011	44,325	42,390	1,935	4.56%
September 30, 2011	40,456	32,230	8,226	25.52	%(d)
June 30, 2011	24,004	23,267	737	3.17%
March 31, 2011	22,531	22,632	(101)	(0.45)%

(a)
The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards PT MBS that the Company funds through the repo market.  During the quarter ended December 31, 2012, the Company’s investment in PT MBS increased $50.0 million.

(b)
The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards Structured MBS that the Company does not fund through the repo market.  During the quarter ended June 30, 2012, the Company’s investment in PT MBS decreased $23.8 million.

(c)
The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company funds through the repo market.  During the quarter ended March 31, 2012, the Company’s investment in PT MBS increased $30.6 million.

(d)
The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company funds through the repo market.  During the quarter ended September 30, 2011, the Company’s investment in PT MBS increased $16.2 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets and borrowings under repurchase agreements.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings and (c) the payment of dividends to the extent required for our continued qualification as a REIT.

Because our PT MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.  Our structured MBS portfolio also consists entirely of governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT MBS.  However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, albeit with potential haircuts.

Our master repurchase agreements have no stated expiration, but can be terminated at any time at our option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party.  A negotiated termination can occur, but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction.

Under our repurchase agreement funding arrangements we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we could then call our repo counterparty and have excess margin returned to us.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.

At December 31, 2012, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.6% of the estimated fair value of the underlying collateral.

As discussed earlier, we invest a portion of our capital in structured Agency RMBS.  We do not fund these investments in the repurchase market but instead purchase directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since inception.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$103,941	$-	$-	$-	$103,941
Interest expense on repurchase agreements(1)	73	-	-	-	73
Totals	$104,014	$-	$-	$-	$104,014

(1) Interest expense on repurchase agreements is based on current interest rates as of December 31, 2012 and the remaining term of the liabilities existing at that date.

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of December 31, 2012, we had cash and cash equivalents of $2.5 million.  We generated cash flows of $12.1 million from principal and interest payments on our MBS and $581.0 million from repurchase agreement funding during the year ended December 31, 2012.

Stockholders’ Equity

On February 13, 2013, we announced the sale of 2,360,000 shares of common stock at a price of $15.00 per share in a public offering.  The aggregate net proceeds we received before expenses in this sale were approximately $35.4 million.  The offering was completed on February 20, 2013.  On February 14, 2013, the Company’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s initial public offering.  For the years ended December 31, 2012 and 2011, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for the Company’s earnings per share computations, as Bimini has been the sole stockholder during the entire period.

Outlook

Regulatory Developments with Respect to Fannie Mae and Freddie Mac and the Dodd-Frank Act

In response to the credit market disruption and the deteriorating financial conditions of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions that culminated with putting Fannie Mae and Freddie Mac in conservatorship in September 2008. The FHFA now operates Fannie Mae and Freddie Mac as conservator, in an effort to stabilize the entities. The FHFA also noted that during the conservatorship period, it would work to enact new regulations for minimum capital standards, prudent safety and soundness standards and portfolio limits of Fannie Mae and Freddie Mac.

Although the U.S. Government has committed significant resources to Fannie Mae and Freddie Mac, Agency RMBS guaranteed by either Fannie Mae or Freddie Mac are not backed by the full faith and credit of the United States. Moreover, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. Such changes may involve an explicit U.S. Government backing of Fannie Mae and Freddie Mac Agency RMBS or the express elimination of any implied U.S. Government guarantee and, therefore, creation of credit risk with respect to Fannie Mae and Freddie Mac Agency RMBS. Additionally, on February 11, 2011, the U.S. Treasury issued a White Paper titled “Reforming America’s Housing Finance Market” that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.

On October 4, 2012, the FHFA released a white paper entitled Building a New Infrastructure for the Secondary Mortgage Market (the “FHFA White Paper”). This release follows up on the FHFA’s February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. The FHFA White Paper proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. See “Risk Factors — Risks Related to Our Business — We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities.”

The effect of the actions taken and to be taken by the U.S. Treasury and FHFA remains uncertain. Given the public reaction to the substantial funds made available to Fannie Mae and Freddie Mac, future funding for both is likely to face increased scrutiny. New and recently enacted laws, regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of Agency RMBS and otherwise materially harm our business and operations. See “Risk Factors — Risks Related to Our Business — The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.”

The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a significant number of regulations under the Dodd-Frank Act have either not yet been proposed or not yet been adopted in final form, it is not possible for us to predict how the Dodd-Frank Act will impact our business. See “Risk Factors — Risks Related to Our Business — Actions of the U.S. Government for the purpose of stabilizing the financial markets may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.”

Interest Rates

The Federal Reserve has taken a number of steps over the last few years to lower both short and long-term interest rates. In August 2011, the Federal Reserve announced that it expected to maintain the Federal Funds Rate at a low level at least through mid-2013, and on January 25, 2012 it extended that outlook through late 2014. Additionally, on September 21, 2011, the Federal Reserve announced the extension of the maturities of its U.S. Treasury securities portfolio by selling approximately $400 billion in short-term U.S. Treasury securities and purchasing an equivalent amount of longer-term U.S. Treasury securities. This program, known as “Operation Twist,” lasted through December 2012. The goal of Operation Twist was to lower the yields on longer-term U.S. Treasury securities, which in turn should lower interest rates that are tied to such yields, such as mortgage rates and interest rates on commercial loans.

In September 2012, the Federal Reserve announced an open-ended program to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program, known as “QE3”, when combined with other programs to extend the average maturity of the Federal Reserve’s holdings of securities and reinvest principal payments from the Federal Reserve’s holdings of agency debt and Agency RMBS into Agency RMBS, was expected to increase the Federal Reserve’s holdings of long-term securities by $85 billion each month. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected.

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced the program known as “Operation Twist,” in which the Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds. The Federal Reserve expects these measures to put downward pressure on long-term interest rates.

As a result of the outcome of the federal election in November 2012, the federal government is expected to continue its policies of increasing home loan refinance opportunities in an attempt to prevent foreclosures. One possible effect of these policies could be an increase in prepayment rates on the securities in which we invest. The confluence of this effect with heightened asset prices in the wake of QE3 could put downward pressure on our net interest margin.

Although historically correlated with movements in the Federal Funds Rate, European inter-bank lending rates, specifically LIBOR, are independently affected by the fiscal and budgetary problems of the member countries of the European Union. The European Central Bank, International Monetary Fund and member countries have provided emergency funding mechanisms to support members facing the inability to raise new debt at acceptable levels (such as Greece, Ireland, Portugal and Spain). To the extent this crisis persists or worsens, LIBOR may increase substantially.

Although, long-term interest rates are currently at historically low levels, they are still high relative to short-term interest rates. We believe that the relationship between long and short-term interest rates will remain relatively unchanged so long as the U.S. economic recovery and inflation rates remain tepid. If the economic recovery were to strengthen or inflation rates increase, the Federal Reserve may decide to abandon its current low-interest rate policies and/or increase interest rates. Although an increase in the Federal Funds Rate would most likely result in an increase in LIBOR, other European-specific factors, such as a credit disruption in the European inter-bank credit market, could cause an increase in LIBOR independent of movements in the Federal Funds Rate.

Prepayment Rates, Refinancings and Loan Modification Programs

As a result of the Federal Reserve’s interest rate policy and global economic conditions, prevailing interest rates, especially mortgage interest rates, are at historically low levels. Generally, lower mortgage interest rates leads to increased refinancings and, consequently, prepayments on mortgages and RMBS. However, as a result of the continuing depressed levels of home prices (due in part to the supply of new and existing homes for sale, plus the “shadow” inventory of homes expected to be on the market as a result of future foreclosures) and the increased underwriting standards of lenders, refinancing activity has yet to react to prevailing interest rate incentives available to borrowers as market participants expected.

In response to the low level of refinancing activity, the Obama administration has instituted programs to assist borrowers struggling with their mortgage payments or unable to refinance. For example, the government has expanded the HARP program, which is a program whereby eligible borrowers who owe more money on their mortgage loans than the value of their homes (commonly known as being “underwater” on a mortgage loan) can receive assistance refinancing their mortgage loans by loosening the eligibility requirements for refinancing. In response to the expanded HARP program, Fannie Mae and Freddie Mac have announced guidelines for compliance with the expanded program. Additionally, in March 2010 both Fannie Mae and Freddie Mac announced they would purchase all mortgages loans that are more than 120 days delinquent from the pools of mortgage loans underlying RMBS they have issued.

Current programs such as the Home Affordable Modification Program, or HAMP, and the Principal Reduction Alternative, or the PRA, are designed to assist borrowers in modifying their mortgage loans.

During his State of the Union address on January 24, 2012, President Obama alluded to additional steps his administration intended to take to further its refinancing and loan modification efforts. The details of the President’s plan were released on February 1, 2012 and include a proposal to allow homeowners with “underwater” mortgages to refinance with lower-rate, FHA-insured mortgage loans.

Effect on Us

Regulatory developments, movements in interest rates and prepayment rates as well as loan modification programs affect us in many ways, including the following:

Effects on our Assets

A change in or elimination of the guarantee structure of Agency RMBS may increase our costs (if, for example, guarantee fees increase) or require us to change our investment strategy altogether. For example, the elimination of the guarantee structure of Agency RMBS may cause us to change our investment strategy to focus on non-Agency RMBS, which in turn would require us to significantly increase our monitoring of the credit risks of our investments in addition to interest rate and prepayment risks.

Lower long-term interest rates can affect the value of our Agency RMBS in a number of ways. If prepayment rates are relatively low (due, in part, to the refinancing problems described above), lower long-term interest rates can increase the value of higher-coupon Agency RMBS. This is because investors typically place a premium on assets with yields that are higher than market yields. Although lower long-term interest rates may increase asset values in our portfolio, we may not be able to invest new funds in similarly-yielding assets.

If prepayment levels increase, the value of our Agency RMBS affected by such prepayments may decline. This is because a principal prepayment accelerates the effective term of an Agency RMBS, which would shorten the period during which an investor would receive above-market returns (assuming the yield on the prepaid asset is higher than market yields). Also, prepayment proceeds may not be able to be reinvested in similar-yielding assets. Agency RMBS backed by mortgages with high interest rates are more susceptible to prepayment risk because holders of those mortgages are most likely to refinance to a lower rate. IOs and IIOs, however, may be the types of Agency RMBS most sensitive to increased prepayment rates. Because the holder of an IO or IIO receives no principal payments, the values of IOs and IIOs are entirely dependent on the existence of a principal balance on the underlying mortgages. If the principal balance is eliminated due to prepayment, IOs and IIOs essentially become worthless. Although increased prepayment rates can negatively affect the value of our IOs and IIOs, they have the opposite effect on POs. Because POs act like zero-coupon bonds, meaning they are purchased at a discount to their par value and have an effective interest rate based on the discount and the term of the underlying loan, an increase in prepayment rates would reduce the effective term of our POs and accelerate the yields earned on those assets, which would increase our net income.

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we intend to allocate more capital to structured Agency RMBS with shorter durations, such as short-term fixed and floating rate CMOs. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may also mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than pass-through Agency RMBS, particularly pass-through Agency RMBS backed by fixed-rate mortgages.

We do not believe our investment portfolio will be materially affected by loan modification programs because Agency RMBS backed by loans that would qualify for such programs (i.e. seriously delinquent loans) will be purchased by Fannie Mae and Freddie Mac at their par value prior to the implementation of such programs. However, if Fannie Mae and Freddie Mac were to modify or end their repurchase programs or if the U.S. Government modified its loan modification programs to modify non-delinquent mortgage loans, our investment portfolio could be negatively impacted.

Effects on our borrowing costs

We leverage our pass-through Agency RMBS portfolio and a portion of our structured Agency RMBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Federal Funds Rate and LIBOR. An increase in the U.S. Federal Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt.

Summary

The relatively large spread between short and long-term interest rates has positively affected our net interest margin. However, changes in prepayment rates could negatively affect our net interest margin and the value of our assets. Furthermore, increases in the Federal Funds Rate and LIBOR could significant increase our financing costs, which could lower our net interest margin.

In addition, as discussed above, due to economic conditions in the United States and Europe, interest rates are at exceptionally low levels and are expected to remain low for an extended period. The low level of interest rates has impacted the level of refinancing activity on Agency RMBS and yields on assets available to us. Refinancing activity has accelerated and may accelerate further as the housing finance industry slowly recovers from the financial crisis that emerged in 2008. Yields on assets available to us have also declined, especially since the U.S. Federal Reserve commenced “Operation Twist” in 2011 and announced an open-ended program to expand its holdings of longer-term securities by purchasing an additional $40 billion of Agency RMBS per month beginning in September 2012. In response to these developments, we have allocated capital from the pass-through Agency RMBS portfolio to the structured Agency RMBS portfolio to avoid excessive prepayment related margin calls and to maintain a low duration on the portfolio as a whole. The structured Agency RMBS portfolio typically has a much lower duration, which is typically a negative duration. Further, in order to avoid excessive prepayment speeds on the pass-through Agency RMBS portfolio, we often acquire assets with less exposure to prepayments, and such assets have a longer duration because they are generally collateralized by 15 or 30 year mortgages. This increases the need to add structured Agency RMBS to maintain a low duration for the total portfolio. Borrowing costs have not been affected by these developments and remain at historically low levels.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. Management has identified its most critical accounting policies:

Mortgage-Backed Securities

Our investments in Agency RMBS are accounted for under the fair value option. We acquire our Agency RMBS for the purpose of generating long-term returns, and not for the short-term investment of idle capital. Changes in the fair value of securities accounted for under the fair value option are reflected as part of our net income or loss in our statement of operations, as opposed to a component of other comprehensive income in our statement of stockholder’s equity if they were instead reclassified as available-for-sale securities. We elected to account for all of our Agency RMBS under the fair value option in order to reflect changes in the fair value of our Agency RMBS in our statement of operations, which we believe more appropriately reflects the results of our operations for a particular reporting period. GAAP requires the use of a three-level valuation hierarchy to disclose the classification of fair value measurements used for determining the fair value of our Agency RMBS. These levels include:

•
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•
Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company- specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Our Agency RMBS are valued using Level 2 valuations, and such valuations currently are determined by our manager based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, our manager must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, our manager could opt to have the value of all of our positions in Agency RMBS determined by either an independent third-party or do so internally.

In managing our portfolio, Bimini Advisors employs the following four-step process at each valuation date to determine the fair value of our Agency RMBS:

•
First, our Manager obtains fair values from a subscription-based independent pricing source. These prices are used by both our Manager as well as our repurchase agreement counterparty on a daily basis to establish margin requirements for our borrowings.

•
Second, our Manager requests non-binding quotes from one to four broker-dealers for each of its Agency RMBS in order to validate the values obtained by the pricing service. Our Manager requests these quotes from broker-dealers that actively trade and make markets in the respective asset class for which the quote is requested.

•	Third, our Manager reviews the values obtained by the pricing source and the broker-dealers for consistency across similar assets.
•
Finally, if the data from the pricing services and broker-dealers is not homogenous or if the data obtained is inconsistent with our Manager’s market observations, our Manager makes a judgment to determine which price appears the most consistent with observed prices from similar assets and selects that price. To the extent our Manager believes that none of the prices are consistent with observed prices for similar assets, which is typically the case for only an immaterial portion of our portfolio each quarter, our Manager may use a third price that is consistent with observed prices for identical or similar assets. In the case of assets that have quoted prices such as Agency RMBS backed by fixed-rate mortgages, our Manager generally uses the quoted or observed market price. For assets such as Agency RMBS backed by ARMs or structured Agency RMBS, our Manager may determine the price based on the yield or spread that is identical to an observed transaction or a similar asset for which a dealer mark or subscription-based price has been obtained.

Management believes its pricing methodology to be consistent with the definition of fair value described in FASB ASC 820, Fair Value Measurements.

Repurchase Agreements

We finance the acquisition of a portion of our Agency RMBS through repurchase transactions under master repurchase agreements. Repurchase transactions will be treated as collateralized financing transactions and will be carried at their contractual amounts, including accrued interest.

In instances where we acquire Agency RMBS through repurchase agreements with the same counterparty from whom the Agency RMBS were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase Agency RMBS as a derivative instrument if the transaction does not comply with the criteria in FASB ASC 860, Transfers and Servicing, for gross presentation. If the transaction complies with the criteria for gross presentation, we present the assets and the related financing on a gross basis in our statements of financial condition, and the corresponding interest income and interest expense in our statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in Agency RMBS as a mortgage related receivable from the counterparty on our balance sheet.

Income Recognition

Since we commenced operations, we have elected to account for all of our Agency RMBS under the fair value option.

All of our Agency RMBS are either pass-through securities or structured Agency RMBS, including CMOs, IOs, IIOs or POs. Income on pass-through securities, POs and CMOs that contain principal balances is based on the stated interest rate of the security. As a result of accounting for our MBS under the fair value option, premium or discount present at the date of purchase is not amortized. For IOs, IIOs and CMOs that do not contain principal balances, income is accrued based on the carrying value and the effective yield. As cash is received it is first applied to accrued interest and then to reduce the carrying value of the security. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments, current interest rates and current asset prices. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security. Changes in fair value of all of our Agency RMBS during the period are recorded in earnings and reported as losses on mortgage-backed securities in the accompanying statement of operations. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Capital Expenditures

At December 31, 2012, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We declared our first dividend payment on March 8, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of our common stock payable on March 27, 2013.  We intend to pay regular monthly dividends to our stockholders.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our Board of Directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Orchid Island Capital, Inc.
Vero Beach, Florida

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholder’s equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

West Palm Beach, Florida March 22, 2013	/s/ BDO USA, LLP Certified Public Accountants

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
DECEMBER 31, 2012 and 2011

	2012	2011
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$109,604,559	$46,640,037
Unpledged	5,775,015	9,361,547
Total mortgage-backed securities	115,379,574	56,001,584
Cash and cash equivalents	2,537,257	1,891,914
Restricted cash	449,000	90,750
Accrued interest receivable	440,877	374,560
Due from Bimini Capital Management, Inc.	45,126	-
Prepaid expenses and other assets	9,122	9,964
Total Assets	$118,860,956	$58,368,772

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
Repurchase agreements	$103,941,174	$44,325,000
Accrued interest payable	54,084	11,496
Due to Bimini Capital Management, Inc.	-	238,061
Accounts payable, accrued expenses and other	140,723	14,583
Total Liabilities	104,135,981	44,589,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par value; 1,000,000 shares authorized: 154,110 shares issued and outstanding as of December 31, 2012 and 150,000
shares issued and outstanding as of December 31, 2011	1,541	1,500
Additional paid-in capital	15,409,459	14,998,500
Accumulated deficit	(686,025)	(1,220,368)
Total Stockholder's Equity	14,724,975	13,779,632
Total Liabilities and Stockholder's Equity	$118,860,956	$58,368,772
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011

	2012	2011
Interest income	$2,697,922	$1,770,957
Interest expense	(277,328)	(96,223)
Net interest income	2,420,594	1,674,734
Realized (losses) gains on mortgage-backed securities	(307,795)	409,828
Unrealized losses on mortgage-backed securities	(805,932)	(1,544,171)
Losses on Eurodollar futures contracts	(39,725)	(138,525)
Net portfolio income	1,267,142	401,866

Expenses:
Audit, legal and other professional fees	177,906	1,114,717
Direct REIT operating expenses	448,879	344,706
Other administrative	106,014	132,657
Total expenses	732,799	1,592,080

Net income (loss)	$534,343	$(1,190,214)

Basic and diluted net income (loss) per share	$0.54	$(1.21)
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF STOCKHOLDER'S EQUITY
Years Ended December 31, 2012 and 2011

		Additional
		Paid-in	Accumulated
	Common Stock	Capital	Deficit	Total
Balances, January 1, 2011	$441	$4,404,559	$(30,154)	$4,374,846
Net loss	-	-	(1,190,214)	(1,190,214)
Common shares issued	1,059	10,593,941	-	10,595,000
Balances, December 31, 2011	1,500	14,998,500	(1,220,368)	13,779,632
Net income	-	-	534,343	534,343
Common shares issued	41	410,959	-	411,000
Balances, December 31, 2012	$1,541	$15,409,459	$(686,025)	$14,724,975
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$534,343	$(1,190,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized and unrealized losses on mortgage-backed securities	1,113,727	1,134,343
Changes in operating assets and liabilities:
Accrued interest receivable	(66,317)	(281,234)
Prepaid expenses and other assets	791	(9,964)
Accrued interest payable	42,588	7,089
Accounts payable, accrued expenses and other	126,140	14,583
Due to Bimini Capital Management, Inc.	127,813	217,973
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,879,085	(107,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(199,077,871)	(71,494,481)
Sales	129,068,510	33,534,660
Principal repayments	9,517,695	6,666,558
Increase in restricted cash	(358,250)	(90,750)
NET CASH USED IN INVESTING ACTIVITIES	(60,849,916)	(31,384,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	581,462,510	189,968,641
Principal payments on repurchase agreements	(521,846,336)	(168,376,325)
Proceeds from issuance of common shares	-	10,595,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,616,174	32,187,316

NET INCREASE IN CASH AND CASH EQUIVALENTS	645,343	695,879
CASH AND CASH EQUIVALENTS, beginning of the year	1,891,914	1,196,035
CASH AND CASH EQUIVALENTS, end of the year	$2,537,257	$1,891,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$234,740	$89,134

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of common shares to repay amount due to Bimini Capital Management, Inc.	$411,000	$-
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc., (“Orchid” or the “Company”), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“RMBS”).  From incorporation through February 20, 2013 Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. (“Bimini”).  Orchid began operations on November 24, 2010 (the date of commencement of operations).  From incorporation through November 24, 2010, Orchid’s only activity was the issuance of common stock to Bimini.  On February 20, 2013, Orchid completed the initial public offering (“IPO”) of its Common Stock in which it sold approximately 2.4 million shares of its common stock and raised proceeds of approximately $35.4 million.  Following the IPO, Bimini owns approximately 29.38% of Orchid’s outstanding common stock.

Basis of Presentation and Use of Estimates

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of MBS and Eurodollar futures contracts.

Statement of Comprehensive Income (Loss)

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income (loss) is the same as net income (loss) for the periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, totaling $0 and $34,000 at December 31, 2012 and 2011, respectively, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling $449,000 and $57,000 at December 31, 2012 and 2011, respectively, represents cash held on deposit as collateral with the repurchase agreement counterparties, which may be used to make principal and interest payments on the related repurchase agreements.

The Company maintains cash balances at two banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans (collectively, “MBS”). MBS transactions are recorded on the trade date. These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholder’s equity). However, the Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option allows the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

The fair value of the Company’s investments in MBS is governed by FASB ASC 820, Fair Value Measurement.  The definition of fair value in FASB ASC 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

Income on PT MBS securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. For IO securities, the income is accrued based on the carrying value and the effective yield. Cash received is first applied to accrued interest and then to reduce the carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying statements of operations.

Derivative Financial Instruments

The Company has entered into Eurodollar futures contracts to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The Company has elected to not treat any of its derivative financial instruments as hedges. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS and Eurodollar futures contracts are accounted for at fair value in the balance sheet. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, prepaid expenses and other assets, due from/to Bimini Capital Management, Inc., repurchase agreements, accrued interest payable, accounts payable, accrued expenses and others generally approximates their carrying values as of December 31, 2012 and 2011 due to the short-term nature of these financial instruments.

Repurchase Agreements

The Company finances the acquisition of the majority of its PT MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 92 and 95 percent) of the market value of the pledged collateral. While used as collateral, the borrower retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such a lender, are expected to be routinely experienced by the Company when the value of the MBS pledged as collateral declines, or as a result of principal amortization, or due to changes in market interest rates, spreads or other market conditions.

The Company’s repurchase agreements typically have terms ranging from 24 days to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2012, the Company had outstanding balances under repurchase agreements with four lenders  with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities) of $6.3 million.

Earnings Per Share

The Company follows the provisions of FASB ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) is calculated as net income or loss attributable to common stockholders divided by the weighted average number of shares of common stock outstanding or subscribed during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents, if any. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

Income Taxes

Bimini has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and, until the closing of its IPO on February 20, 2013, Orchid was a “qualified REIT subsidiary” of Bimini under the Code.   Beginning with its short tax period beginning February 20, 2013 and ending December 31, 2013, Orchid expects to elect and intends to qualify to be taxed as a REIT.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.

Orchid recognizes and measures its unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes.  Under that guidance, Orchid assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  All of Orchid’s tax positions are categorized as highly certain.  There is no accrual for any tax, interest or penalties related to Orchid’s tax position assessment.  The measurement of unrecognized tax benefits is adjusted when new information is available, or when an event occurs that requires a change.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing GAAP. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company does not expect that this ASU will have a material impact on its financial statements.

In January 2013, FASB released ASU 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice. The objectives of ASU 2013-01 and ASU 2011-11 are to support further convergence of US GAAP and IFRS requirements. These updates are effective for annual reporting periods beginning on or after January 1, 2013. We anticipate that the adoption of this ASU will have no effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  The Company is required to apply the amendments for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required will be provided retrospectively for all comparative periods presented.  We anticipate that the adoption of this ASU will have no effect on the Company’s financial statements.

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes. As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic. If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements. On December 12, 2012, the FASB agreed that the accounting for real estate investments should be considered in a second phase of the Investment Companies project and that all REITs should be exempted from conclusions reached in phase I of the project. The Board has not yet agreed on the scope of phase II of the project. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, amending the authoritative guidance to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, further converging U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRSs as well as expand the disclosures for Level 3 measurements. The ASU is to be applied prospectively, and is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings. In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this ASU, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this ASU, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this ASU removes the transferor’s ability to perform criterion from consideration of effective control.  This ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Since the Company records repurchase agreements as secured borrowings and not sales, the adoption of this ASU had no effect on the Company’s financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2012 and 2011:

(in thousands)
	December 31,
	2012	2011
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$59,485	$25,466
Adjustable-rate Mortgages	6,531	-
Fixed-rate Mortgages	43,589	21,174
Total Pass-Through Certificates	109,605	46,640
Structured MBS Certificates:
Interest-Only Securities	2,884	1,638
Inverse Interest-Only Securities	2,891	7,724
Total Structured MBS Certificates	5,775	9,362
Total	$115,380	$56,002

The following table summarizes the Company’s MBS portfolio as of December 31, 2012 and 2011, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31,
	2012	2011
Greater than five years and less than ten years	$12,980	$2,014
Greater than or equal to ten years	102,400	53,988
Total	$115,380	$56,002

NOTE 3.   REPURCHASE AGREEMENTS

As of December 31, 2012, the Company had outstanding repurchase obligations of approximately $103.9 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $109.9 million, and cash pledged to counterparties of approximately $0.4 million.  As of December 31, 2011, the Company had outstanding repurchase obligations of approximately $44.3 million with a net weighted average borrowing rate of 0.44%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $46.8 million, and cash pledged to the counterparty of approximately $0.1 million.

As of December 31, 2012 and 2011, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2012
Fair market value of securities pledged, including
accrued interest receivable	$-	$109,863	$-	$-	$109,863
Repurchase agreement liabilities associated with
these securities	$-	$103,941	$-	$-	$103,941
Net weighted average borrowing rate	-	0.49%	-	-	0.49%
December 31, 2011
Fair market value of securities pledged, including
accrued interest receivable	$-	$46,788	$-	$-	$46,788
Repurchase agreement liabilities associated with
these securities	$-	$44,325	$-	$-	$44,325
Net weighted average borrowing rate	-	0.44%	-	-	0.44%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2012 and 2011 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7
December 31, 2011
Nomura Securities International, Inc.	$2,100	30

(1)	Equal to the fair value of securities sold, cash posted as collateral, plus accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, during the first quarter of 2011, the Company began economically hedging a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company has not elected hedging treatment under GAAP, and as such all gains and losses on these instruments are reflected in earnings for all periods presented.

As of December 31, 2011, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at December 31, 2011 was approximately $34,000, respectively, and is reflected in restricted cash.  As of December 31, 2012, the Company had no outstanding futures positions.

For the years ended December 31, 2012 and 2011, the Company recorded losses of approximately $40,000 and  $139,000, respectively, on Eurodollar futures contracts.

NOTE 5.  CAPITAL STOCK

At December 31, 2012 and 2011, the total number of shares of capital stock which the Company had the authority to issue was 1,000,000 shares of $0.01 par value common stock.

In connection with the Company’s IPO in February 2013, the Company’s charter was amended resulting in the following changes to the Company’s capital structure.

Our authorized capital stock consists of 600,000,000 shares of which (i) 500,000,000 shares are designated as common stock and (ii) 100,000,000 shares are designated as preferred stock, each with a par value of $0.01 per share. Holders of shares of our common stock generally have no preference, conversion, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any securities of the Company. Subject to the provisions of our charter regarding restrictions on ownership and transfer of our stock, all holders of our shares of common stock will have equal liquidation and other rights.

Our charter authorizes our Board of Directors, without stockholder approval, to reclassify any unissued shares of our common stock into other classes or series of stock and to establish the number of shares in each class or series and to set the preferences, conversion or other rights, voting powers (including voting rights exclusive to such class or series), restrictions (including, without limitation, restrictions on transferability), limitations as to dividends or other distributions, qualifications and terms and conditions of redemption for each such class or series.

Our charter authorizes our Board of Directors, without stockholder approval, to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of any class or series of preferred stock. Prior to issuance of shares of each class or series, our Board of Directors is required by Maryland law and our charter to set the preferences, conversion or other rights, voting powers (including voting rights exclusive to such class or series), restrictions (including, without limitation, restrictions on transferability), limitations as to dividends or other distributions, qualifications and terms and conditions of redemption for each such class or series. Thus, our Board of Directors could authorize the issuance of shares of preferred stock that have priority over our common stock with respect to dividends or rights upon liquidation or with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium price for holders of our common stock or otherwise be in their best interests. No shares of preferred stock have been issued, therefore none are outstanding.

Restrictions on Ownership and Transfer

In order to qualify as a REIT under the Code for each taxable year beginning after December 31, 2013, our shares of stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. Also, for our taxable years beginning after December 31, 2013, no more than 50% of the value of our outstanding shares of capital stock may be owned, directly or constructively, by five or fewer individuals (as defined in the Code to include certain entities) during the second half of any calendar year.

Because our Board of Directors believes it is at present essential for us to qualify as a REIT, our charter provides that, subject to certain exceptions, no person or entity may beneficially or constructively own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, or the ownership limit, except that Bimini may own up to 35.0% of our common stock so long as Bimini continues to qualify as a REIT.

Our charter also prohibits any person from (i) beneficially or constructively owning or transferring shares of our capital stock if such ownership or transfer would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or otherwise cause us to fail to qualify as a REIT and (ii) transferring shares of our capital stock if such transfer would result in our capital stock being beneficially owned by fewer than 100 persons (determined under the principles of Section 856(a)(5) of the Code). Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of our stock that will or may violate any of the foregoing restrictions on transfer and ownership, or who is the intended transferee of shares of our stock which are transferred to the trust (as described below), will be required to give written notice immediately to us or in the case of a proposed or attempted transaction, to give at least 15 days’ prior written notice, and provide us with such other information as we may request in order to determine the effect, if any, of such transfer on our status as a REIT. The foregoing restrictions on transfer and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT, or that compliance with the restrictions on transfer and ownership is no longer required for us to qualify as a REIT.

Our Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person from certain of the limits described above and may establish or increase an excepted holder limit for such person. The person seeking an exemption must provide to our Board of Directors any such representations, covenants and undertakings as our Board of Directors may deem appropriate in order to conclude that granting the exemption and/or establishing or increasing an excepted holder limit, as the case may be, will not cause us to fail to qualify as a REIT. Our Board of Directors may also require a ruling from the IRS or an opinion of counsel in order to determine that granting the exemption will not cause us to lose our qualification as a REIT. In connection with granting a waiver of the ownership limit or creating an excepted holder limit or at any other time, our Board of Directors may from time to time increase or decrease the ownership limit, subject to certain restrictions.

Common Stock Issuances

Subsequent to its organization and through December 31, 2010, the Company received aggregate net proceeds of $4,405,000 from Bimini for the subscription to purchase 44,050 shares of the Company’s common stock.  Orchid had 44,050 shares of common stock subscribed for issuance as of December 31, 2010. During March 2011, Bimini contributed $3,095,000 in cash to the Company for the subscription to purchase an aggregate of 30,950 additional shares of common stock of the Company. On April 29, 2011, 75,000 shares of the Company’s common stock were issued to Bimini.

During July 2011, Bimini contributed $7,500,000 in cash to the Company for 75,000 additional shares of common stock of the Company.

During July 2012, Bimini acquired 4,110 additional shares of common stock of the Company in satisfaction of an amount due to Bimini at June 30, 2012 of approximately $411,000 for prior management fees, overhead allocations and direct expense reimbursements.

On February 20, 2013, Orchid completed the IPO of its common stock in which it sold 2,360,000 shares of its common stock and raised proceeds of approximately $35,400,000.

Stock Dividend

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed pursuant to this dividend were issued to Bimini on February 20, 2013, immediately prior to the Company’s IPO.

Cash Dividend

On March 8, 2013, Orchid’s Board of Directors declared a cash dividend of $0.135 per share to shareholders of record as of March 25, 2013 payable on March 27, 2013.

NOTE 6.  EXPENSES

The table below presents the Company’s operating expenses for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Legal fees	$-	$8,627
Other professional fees	177,906	1,106,090
Direct REIT operating expenses	448,879	344,706
Other administrative expenses	106,014	132,657
Total expenses	$732,799	$1,592,080

As described in Note 12 below, under the terms of a management agreement, the Company paid Bimini a monthly management fee, and a monthly expense fee which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses are allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets. Included in direct REIT operating expenses for the years ended December 31, 2012 and 2011 were management fees and allocated expenses of approximately $335,000 and $253,000, respectively.

During the year ended December 31, 2011, the Company withdrew its Form S-11 Registration Statement related to a proposed initial public offering of its common stock.  The Registration Statement was withdrawn due to market conditions.  Included in other professional fees for the year ended December 31, 2011 were approximately $1.1 million of expenses related to this attempted initial public offering.

NOTE 7.  STOCK INCENTIVE PLAN

In October 2012, our Board of Directors adopted and Bimini, then our sole stockholder, approved, our 2012 Equity Incentive Plan (the “Incentive Plan”) to recruit and retain employees, directors and other service providers, including employees of our Manager and other of our affiliates. The Incentive Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The Incentive Plan is administered by the Compensation Committee of our Board of Directors except that our full Board of Directors will administer awards made to directors who are not employees of us or our affiliates.  The Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of our common stock that may be issued under the Incentive Plan.  To date, no awards have been made under the Incentive Plan.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2012.

NOTE 9. INCOME TAXES

REIT taxable income (loss) is computed in accordance with the Code, which is different than Orchid’s financial statement net income (loss) computed in accordance with GAAP. These differences can be substantial. For the year ended December 31, 2012, Orchid has estimated REIT taxable income of approximately $1,689,000.  For the year ended December 31, 2011, Orchid’s had a REIT taxable loss of approximately $637,000.  The differences from GAAP net income or loss, as reported in the statements of operations, are attributable to the fair value adjustments on MBS and Eurodollar futures recorded for GAAP totaling $846,000 and $1,683,000 for the years ended December 31, 2012 and 2011, respectively, which are not taken into account when computing REIT taxable income or loss.  During 2012, a GAAP financial statement realized loss on MBS of $308,000 was recorded compared to a gain of $410,000 for 2011.  For tax purposes, realized capital gains for the years ended December 31, 2012 and 2011 were $1,056,000 and $85,000, respectively.  From inception through February 20, 2013, all of the tax results and other tax attributes of the Company are combined with the tax results of Bimini, as the Company’s tax status during that period was as a “qualified REIT subsidiary” of Bimini.

Bimini and Orchid will generally not be subject to federal income tax on their REIT taxable income to the extent that Bimini distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. Bimini must have maintained its REIT status during the period Orchid was a qualified REIT subsidiary for Orchid to qualify as a REIT.  A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At December 31, 2012, management believes that Bimini and Orchid have complied with the Code requirements and that Bimini continues to qualify as a REIT.

NOTE 10.   EARNINGS PER SHARE (EPS)

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011
Net income (loss)	$534,343	$(1,190,214)
Common shares outstanding or to be issued	981,665	981,665
Income (loss) per common share	$0.54	$(1.21)

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the years ended December 31, 2012 and 2011, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for the EPS computation, as Bimini has been the sole stockholder during the entire period.

NOTE 11.   FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

•
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•
Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Our MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in MBS determined by either an independent third-party or do so internally.

MBS and Eurodollar futures contracts were recorded at fair value on a recurring basis during the years ended December 31, 2012 and 2011. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Mortgage-backed securities	$115,380	$-	$115,380	$-
December 31, 2011
Mortgage-backed securities	$56,002	$-	$56,002	$-
Eurodollar futures contracts	34	34	-	-

During the years ended December 31, 2012 and 2011, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 12. RELATED PARTY TRANSACTIONS

Management Agreement

The Company entered into a management agreement with Bimini, which provided for an initial term through December 31, 2011 with automatic one-year extension options. The agreement was extended under the option to December 31, 2013, but was terminated at the completion of the Company’s IPO.  At the completion of the IPO, the Company entered into a management agreement with Bimini Advisors, LLC (“Bimini Advisors”), a wholly-owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the management agreement, Bimini Advisors will be responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors will receive a monthly management fee in the amount of:

(1)	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
(2)	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
(3)	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, once the Company’s Equity, as defined, equals $100 million, Bimini Advisors will begin allocating to the Company, it’s pro rata portion of certain overhead costs as defined in the management agreement.  Should the Company terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The Company was obligated to reimburse Bimini for its costs incurred under the original management agreement. In addition, the Company was required to pay Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets. Total expenses recorded during the years ended December 31, 2012 and 2011 for the management fee and costs incurred was approximately $335,000 and $253,000, respectively.  At December 31, 2012, approximately $45,000 was due from Bimini.  At December 31, 2011, approximately $238,000 was due to Bimini.

Purchases of Agency MBS from Bimini

During the year ended December 31, 2011, the Company purchased MBS with a fair value of $1,071,000, including $15,000 of accrued interest, from Bimini. The MBS purchases were in the ordinary course of business and on substantially the same terms, including prices, as comparable transactions available in the market.

Payment of Certain Offering Expenses

Bimini Advisors has paid all offering expenses in connection with the Company’s IPO.  During the year ended December 31, 2012, these expenses were approximately $247,000.  Subsequent to December 31, 2012, Bimini Advisors paid additional expenses related to this offering of approximately $2,957,000.

In addition, during the year ended December 31, 2012, Bimini Advisors paid certain expenses totaling approximately $833,000 on behalf of the Company associated with a failed merger attempt.

The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs or attempted merger costs, therefore they are not included in the Company's financial statements.

Board Memberships

John B. Van Heuvelen, one of our independent director nominees, owns shares of common stock of Bimini. Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini.

Consulting Agreement

In September 2010, we entered into a consulting agreement with W Coleman Bitting, who became one of our independent directors in February 2013. The terms of the consulting agreement provided that Mr. Bitting would advise us with respect to financing alternatives, business strategies and related matters as requested during the term of the agreement. In exchange for his services, the consulting agreement provided that we pay Mr. Bitting an hourly fee of $150 and reimburse him for all out-of-pocket expenses reasonably incurred in the performance of his services. During the years ended December 31, 2012 and 2011, we paid Mr. Bitting approximately $30,000 and $71,000, respectively, under this agreement. Mr. Bitting’s consulting agreement was terminated upon completion of the Company’s IPO. The total compensation Mr. Bitting received under the consulting agreement was approximately $115,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or practices or financial statement disclosure

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“the CEO”) and Chief Financial Officer (“the CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in its periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

This annual report does not include a statement as to whether there were any significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, due to a transition period established by the rules of the SEC for newly public companies.

Management’s Report of Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age*	Position
Robert E. Cauley	54	Chief Executive Officer, President and Chairman of the Board of Directors
G. Hunter Haas, IV	36	Secretary, Chief Financial Officer, Chief Investment Officer and Director
W Coleman Bitting	47	Independent Director
John B. Van Heuvelen	66	Independent Director
Frank P. Filipps	65	Independent Director
Ava L. Parker	49	Independent Director

* As of March 15, 2013

Below is a summary of the business experience of each of our executive officers and directors.

Robert E. Cauley. Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Cauley has served as our Chairman, President and Chief Executive Officer since August 2010.  Mr. Cauley is also the Chairman and Chief Executive Officer of our Manager.  Mr. Cauley co-founded Bimini in 2003 and has served as its Chief Executive Officer and Chairman of the Board of Directors since April 2008 and served as Vice-Chairman, Chief Financial Officer and Chief Investment Officer of Bimini prior to April 2008. Prior to co-founding Bimini in 2003, Mr. Cauley was a vice-president and portfolio manager at Federated Investors in Pittsburgh from 1996 to 2003. Mr. Cauley was a member of the ABS/MBS structuring desk at Lehman Brothers from 1994 to 1996 and a credit analyst at Barclays Bank, PLC from 1992 to 1994. Mr. Cauley is a CPA (inactive status) and served in the United States Marine Corps for four years. As a result of these professional and other experiences, Mr. Cauley possesses particular knowledge and expertise in management of publicly-traded REITs and RMBS portfolio management that strengthens the Board of Director’s collective knowledge, capabilities and experience.

G. Hunter Haas, IV. Chief Financial Officer and Chief Investment Officer and Director.  Mr. Haas has served as our Chief Financial Officer and Chief Investment Officer and has served as a Director since August 2010.  Mr. Haas is the President, Chief Investment Officer and Chief Financial Officer of our Manager. Mr. Haas has also been the President, Chief Investment Officer and Chief Financial Officer of Bimini since April 2008.  Prior to assuming those roles with Bimini, he was a Senior Vice President and Head of Research and Trading of Bimini. Mr. Haas joined Bimini in May 2004 as Vice President and Head of Mortgage Research. He has over 12 years of experience in this industry and has managed trading operations for the portfolio since his arrival in May 2004. Mr. Haas has approximately eight years of experience as a member of senior management of a public REIT. Prior to joining Bimini, Mr. Haas worked in the mortgage industry as a member of a team responsible for hedging a servicing portfolio at both National City Mortgage and Homeside Lending, Inc. As a result of these professional and other experiences, Mr. Haas possesses particular knowledge and expertise in financial management of publicly-traded REITs and in the mortgage industry that strengthens the Board of Director’s collective knowledge, capabilities and experience.

W Coleman Bitting. Independent Director.  Mr. Bitting has served as a Director since February 2013.  Since July 2007, Mr. Bitting has maintained a private consulting practice focused on REITs. Mr. Bitting was a Founding Partner and Head of Corporate Finance at Flagstone Securities, a leading investment bank that specialized in mortgage REITs and finance companies, from 2000 to February 2007. Flagstone managed more than 40 equity offerings raising more than $5 billion of equity capital. Flagstone helped clients build investment and liability management practices. Prior to Flagstone, Mr. Bitting held senior equity research positions at Stifel, Nicholas & Co. Inc. and Kidder, Peabody & Co., Inc.  None of the institutions mentioned in this paragraph is our parent, subsidiary, or affiliate.  As a result of these professional and other experiences, Mr. Bitting has significant capital markets experience and experience analyzing and advising REITs that strengthens the Board of Director’s collective knowledge, capabilities and experience.

John B. Van Heuvelen. Independent Director.  Mr. Van Heuvelen has served as an Independent Director since February 2013.  Mr. Van Heuvelen was appointed to the board of Hallador Energy Company (Nasdaq: HNRG) in September 2009 and serves as the chair of the audit committee. Mr. Van Heuvelen has been a member of the board of directors of MasTec, Inc. (NYSE:MTZ) since June 2002 and is currently the lead director and serves on their audit committee. He was chairman of their audit committee and the financial expert from 2004 to June 2009. He also served on the board of directors of LifeVantage, Inc. (OTC: LFVN) from August 2005 through August 2007. From 1999 to the present, Mr. Van Heuvelen has been a private equity investor based in Denver, Colorado. His investment activities have included private telecom and technology firms. Mr. Van Heuvelen spent 13 years with Morgan Stanley and Dean Witter Reynolds in various executive positions in the mutual fund, unit investment trust and municipal bond divisions before serving as president of Morgan Stanley Dean Witter Trust Company from 1993 until 1999.  None of the institutions mentioned in this paragraph is our parent, subsidiary, or affiliate.  As a result of these professional and other experiences, Mr. Van Heuvelen has significant experience in accounting and tax practices as the audit committee chairman of two publicly-traded companies as well as his experience in fixed income investments that strengthens the Board of Director’s collective knowledge, capabilities and experience.

Frank P. Filipps. Independent Director.  Mr. Filipps has served as an Independent Director since February 2013.  From 2005 to July 2008, Mr. Filipps served as the Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage services company, leading it through its initial public offering and listing on the Nasdaq and subsequent sale. Prior to that, Mr. Filipps was employed by the Radian Group, Inc., spending two years as Senior Vice President and Chief Financial Officer, one year as Executive Vice President and Chief Operating Officer and 10 years as Chairman and Chief Executive Officer. In his time with the Radian Group, Inc., Mr. Filipps led the company through its initial public offering and listing on the NYSE. Prior to his tenure with the Radian Group, Inc., Mr. Filipps spent 17 years with American International Group, Inc. (NYSE: AIG), where he held multiple Vice President-level positions and was the President, Chief Executive Officer and founder of AIG Capital Corporation, the first non-insurance financial company within AIG, which focused on interest rate swaps, foreign exchange and equity arbitrage and leveraged buyout bridge financing. Mr. Filipps has served as a director and the chair of the audit committee of Impac Mortgage Holdings, Inc. (NYSE Amex: IMH) since 1995, as a director of Primus Guaranty, Ltd. (NYSE: PRS) since 2002 and as chair of the compensation committee from 2002 to 2006 and the nominating and corporate governance committee from 2007 to 2011 and as a director and chairman of the governance committee of Fortegra Financial Corp. (NYSE: FRF) since 2010 and as chair of the nominating and governance committee from 2010 to 2011 and chair of the compensation committee since 2012, and member of the audit committee since 2010. None of the institutions mentioned in this paragraph is our parent, subsidiary, or affiliate.  As a result of these professional and other experiences, Mr. Filipps has particular financial and business expertise, a diversified management background and extensive experience with real estate-related and mortgage services companies and as a director of other public companies that strengthens the Board of Director’s collective knowledge, capabilities and experience.

Ava L. Parker. Independent Director.  Ms. Parker has served as an Independent Director since February 2013.  Since 2001, Ms. Parker has been a partner in the law firm of Lawrence & Parker, PA, where she serves as bond counsel and underwriter’s counsel in connection with municipal finance transactions as well as assists for-profit and not-for-profit clients with corporate organization, development and interpretation of contracts and litigation issues. Since 2002, Ms. Parker has also served as the President of Linking Solutions, Inc., which provides training, technical support and program management services in the public and private sectors. Since 2012, Ms. Parker has served as the interim chief operating officer of Florida Polytechnic University, a public university located in Lakeland, FL.  In 2006, Ms. Parker was appointed to the Jacksonville Transportation Authority board of directors, where she is currently a director and has served as its chairman. Ms. Parker presently serves as the immediate past chairman of the State of Florida Board of Governors of the State University System. None of the institutions mentioned in this paragraph is our parent, subsidiary, or affiliate.  As a result of these professional and other experiences, Ms. Parker has particular knowledge and expertise as a director of a number of private, state and municipal boards, and in management of complex financial and corporate transactions and corporate counseling that strengthens the Board of Director’s collective knowledge, capabilities and experience.

All of our directors and executive officers hold office for a term of one year from the date of his or her election, until the next annual meeting of stockholders and until his or her successor has been elected and has qualified. Directors and executive officers may be elected to an unlimited number of successive terms.

Board Committees

Our Board of Directors established three standing committees in February 2013: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  The Audit Committee is comprised of John B. Van Heuvelen, Frank P. Filipps, and Ava L. Parker.

During the past fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Business Conduct and Ethics

Our Board of Directors has established a code of business conduct and ethics that applies to our officers and directors and the employees of our Manager.  The Code of Business Conduct and Ethics is available at our website at http://www.orchidislandcapital.com in the “Corporate Governance” area.  We anticipate that any waivers of our code of business conduct and ethics will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11. Executive Compensation

Compensation of Directors

No director received any plan or non-plan compensation in 2012.

Compensation of Executive Officers

No executive officer received any plan or non-plan compensation in 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans

Part I, Item 5 of this Form 10-K contains a section entitled “Securities Authorized for Issuance under Equity Compensation Plans” which provides information on our compensation plan under which equity securities are authorized for issuance.  No awards were made under our 2012 Executive Incentive Plan as of December 31, 2012.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

As of March 15, 2013, we had 3,341,665 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock
Bimini Capital Management, Inc.	981,665	29.38%
Robert E. Cauley	-	-
G. Hunter Haas, IV	-	-
W. Coleman Bitting	-	-
John B. Van Heuvelen	6,666	0.20%
Frank P. Filipps	-	-
Ava L. Parker	-	-
All directors and executive officers as a group (six persons)	6,666	0.20%

(1)	The address of Bimini Capital Management, Inc. and each of the executive officers and directors listed above is c/o Bimini Capital Management Inc., 3305 Flamingo Dr., Vero Beach, FL 32963
(2)	In accordance with SEC rules, beneficial ownership includes:
•	all shares the investor actually owns beneficially or of record;
•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and
•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days).

ITEM 13.                      Certain Relationships and Related Transactions, and Director Independence.

Management Agreements

From December 1, 2010 through February 20, 2013, we were a party to a management agreement with Bimini, who was our sole stockholder as of December 31, 2012 and until the completion of our initial public offering on February 20, 2013.  Bimini currently owns approximately 29% of our common stock.  Pursuant to our prior management agreement with Bimini, Bimini provided day-to-day management of our operations and performed services and activities relating to our assets and operations in exchange for a management fee, payable monthly in arrears, in an amount equal to (i) one-twelfth (1/12) multiplied by (ii)(a) 1.50% of the first $250,000,000 of our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income (loss), each computed in accordance with GAAP (“Equity”), (b) 1.25% of Equity that is greater than $250,000,000 and less than or equal to $500,000,000, and (c) 1.00% of Equity that is greater than $500,000,000.  Management fees incurred for Bimini’s services under the management agreement totaled approximately $284,000 for the period from January 1, 2012 through the termination of the management agreement in February 2013.

From and after February 20, 2013, we have been a party to a management agreement with the Manager, a wholly-owned subsidiary of Bimini, pursuant to which the Manager provides day-to-day management of our operations and performed services and activities relating to our assets and operations in exchange for a management fee, payable monthly in arrears, in an amount equal to (i) one-twelfth (1/12) multiplied by (ii)(a) 1.50% of the first $250,000,000 of Equity, (b) 1.25% of Equity that is greater than $250,000,000 and less than or equal to $500,000,000, and (c) 1.00% of Equity that is greater than $500,000,000.  The total amount of management fees paid to the Manager through March 15, 2013 is approximately $24,000.  The term of the management agreement with the Manager expires on February 20, 2016, but is subject to automatic annual renewal unless terminated by us or the Manager.  We will reimburse the Manager for certain operating expenses which the Manager incurs on our behalf pursuant to the terms of the management agreement. The management agreement with the Manager is subject to the supervision and oversight of our Board of Directors.

Purchases of Agency RMBS from Bimini

On March 31, 2011, we purchased Agency RMBS with a fair value of approximately $1,056,000 for a purchase price of approximately $1,071,000 (including approximately $15,000 of accrued interest) from Bimini. We determined the fair value of the Agency RMBS purchased from Bimini pursuant to the valuation methodology described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Mortgage-Backed Securities.” We purchased these assets from Bimini based on our Manager’s management team’s knowledge of such assets. We currently do not anticipate that we will enter into any cross transactions or principal transactions in the future.

Payment of Certain Offering Expenses

Bimini Advisors paid all of our offering expenses in connection with our initial public offering.  These expenses totaled approximately $3.2 million. Under the terms of our management agreement with Bimini Advisors, we were not required to reimburse Bimini Advisors for these expenses.

In addition, during the year ended December 31, 2012, Bimini Advisors paid certain expenses totaling approximately $833,000 on behalf of the Company associated with a failed merger attempt.

The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs or attempted merger costs, therefore they are not included in the Company's financial statements.

Consulting Agreement

In September 2010, we entered into a consulting agreement with W Coleman Bitting, who became one of our independent directors in February 2013. The terms of the consulting agreement provided that Mr. Bitting would advise us with respect to financing alternatives, business strategies and related matters as requested during the term of the agreement. In exchange for his services, the consulting agreement provided that we would pay Mr. Bitting an hourly fee of $150.00 and reimburse him for all out-of-pocket expenses reasonably incurred in the performance of his services. We have paid Mr. Bitting a total of $115,090.00 for his services under this agreement. Mr. Bitting’s consulting agreement was terminated upon completion of the Company’s IPO.

Independent Directors

We currently have 4 independent directors, which constitutes a majority of our Board of Directors.  Our independent directors are W. Coleman Bitting, John B. Van Heuvelen, Frank P. Filipps and Ava L. Parker.  Each committee of our Board of Directors is comprised entirely of independent directors.  In determining whether a director is “independent,” we use the standards set forth in Section 303A.00 of the New York Stock Exchange Listed Company Manual.

ITEM 14.                      Principal Accountant Fees and Services.

The following table lists the fees for audit services rendered by BDO USA, LLP, our independent registered public accounting firm, for the annual audit of our financial statements for the years ended December 31, 2012 and 2011 and fees billed for audit-related services, tax services, and all other services rendered by BDO USA, LLP, during the years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees(1)	$119,000	$272,300
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$119,000	$272,300

(1)
Represents aggregate fees for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

ITEM 15.                      Exhibits, Financial Statement Schedules.

a.
Financial Statements. The financial statements of the Company, together with the report of Independent Registered Public Accounting Firm thereon, are set forth in Part II-Item 8 of this Form 10-K and are incorporated herein by reference.

       The following information is filed as part of this Form 10-K:

b.	Financial Statement Schedules.
Not applicable.

c.	Exhibits.

Exhibit No.

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3*
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.4*
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indmnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.5
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

14.1	Code of Business Conduct
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †

*	Represents a management contract or compensatory plan or arrangement.

†	Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2013	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: March 22, 2013	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Robert E. Cauley and G. Hunter Haas, IV, and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all documents, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, including without limitation this Form 10-K, granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their or his substitutes or substitute, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Power of Attorney and this Form 10-K have both been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	March 21, 2013
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ G. Hunter Haas, IV	Chief Financial Officer, Chief Investment	March 21, 2013
G. Hunter Haas, IV	Officer, and Director
(Principal Financial Officer)

/s/ Jerry Sintes	Controller	March 21, 2013
Jerry Sintes	(Principal Accounting Officer)

/s/ W. Coleman Bitting	Independent Director	March 21, 2013
W. Coleman Bitting

/s/ John B. Van Heuvelen	Independent Director	March 21, 2013
John B. Van Heuvelen

/s/ Frank P. Filipps	Independent Director	March 21, 2013
Frank P. Filipps

/s/ Ava L. Parker	Independent Director	March 21, 2013
Ava L. Parker