Form 10-Q
period 2013-03-31
Orchid Island Capital, Inc.
filed 2013-05-10
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Number of shares outstanding at May 10, 2013: 3,341,665

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$333,373,629	$109,604,559
Unpledged	26,886,644	5,775,015
Total mortgage-backed securities	360,260,273	115,379,574
Cash and cash equivalents	2,669,966	2,537,257
Restricted cash	2,031,250	449,000
Accrued interest receivable	1,440,407	440,877
Due from affiliates	75,395	45,126
Prepaid expenses and other assets	245,427	9,122
Total Assets	$366,722,718	$118,860,956

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$316,445,869	$103,941,174
Accrued interest payable	64,049	54,084
Accounts payable, accrued expenses and other	138,591	140,723
Total Liabilities	316,648,509	104,135,981

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of March 31, 2013 and no shares authorized as of December 31, 2012	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 3,341,665 shares issued and outstanding as of March 31, 2013 and 1,000,000 shares authorized,
154,110 shares issued and outstanding as of December 31, 2012	33,417	1,541
Additional paid-in capital	50,326,459	15,409,459
Accumulated deficit	(285,667)	(686,025)
Total Stockholders' Equity	50,074,209	14,724,975
Total Liabilities and Stockholders' Equity	$366,722,718	$118,860,956
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income	$1,413,258	$758,757
Interest expense	(201,420)	(50,667)
Net interest income	1,211,838	708,090
Realized gains (losses) on mortgage-backed securities	99,925	(15,009)
Unrealized (losses) gains on mortgage-backed securities	(29,160)	114,335
Losses on Eurodollar futures contracts	(483,925)	(24,000)
Net portfolio income	798,678	783,416

Expenses:
Management fees	125,100	59,000
Directors' fees and liability insurance	41,462	-
Audit, legal and other professional fees	144,150	35,736
Direct REIT operating expenses	64,384	50,006
Other administrative	23,224	21,430
Total expenses	398,320	166,172

Net income	$400,358	$617,244

Basic and diluted net income per share	$0.20	$0.63

Weighted Average Shares Outstanding	2,004,332	981,665

Dividends Declared Per Common Share:	$0.135	$-
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
Three Months Ended March 31, 2013

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balances, January 1, 2013	$1,541	$15,409,459	$(686,025)	$14,724,975
Net income	-	-	400,358	400,358
Cash dividend declared, $0.135 per share	-	(451,124)	-	(451,124)
Issuance of common stock pursuant to public offering	23,600	35,376,400	-	35,400,000
Issuance of common stock pursuant to stock dividend	8,276	(8,276)	-	-
Balances, March 31, 2013	$33,417	$50,326,459	$(285,667)	$50,074,209
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400,358	$617,244
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized and unrealized gains on mortgage-backed securities	(70,765)	(99,326)
Changes in operating assets and liabilities:
Accrued interest receivable	(999,530)	(39,022)
Prepaid expenses and other assets	(236,305)	(19,901)
Accrued interest payable	9,965	17,577
Accounts payable, accrued expenses and other	(2,132)	(1)
Due (from) to affiliates	(30,269)	85,771
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(928,678)	562,342

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(308,658,763)	(32,786,281)
Sales	57,755,882	891,456
Principal repayments	6,092,947	2,826,558
Increase in restricted cash	(1,582,250)	(933,000)
NET CASH USED IN INVESTING ACTIVITIES	(246,392,184)	(30,001,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	678,889,088	98,482,564
Principal payments on repurchase agreements	(466,384,393)	(68,819,108)
Cash dividend	(451,124)	-
Proceeds from issuance of common stock	35,400,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	247,453,571	29,663,456

NET INCREASE IN CASH AND CASH EQUIVALENTS	132,709	224,531
CASH AND CASH EQUIVALENTS, beginning of the period	2,537,257	1,891,914
CASH AND CASH EQUIVALENTS, end of the period	$2,669,966	$2,116,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$191,455	$33,090
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2013

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc., (“Orchid” or the “Company”), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“RMBS”).  From incorporation through February 20, 2013 Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. (“Bimini”).  Orchid began operations on November 24, 2010.  From incorporation through November 24, 2010, Orchid’s only activity was the issuance of common stock to Bimini.  On February 20, 2013, Orchid completed the initial public offering (“IPO”) of its Common Stock in which it sold approximately 2.4 million shares of its common stock and raised proceeds of approximately $35.4 million.  Following the IPO, Bimini owns approximately 29.38% of Orchid’s outstanding common stock.

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

Statement of Comprehensive Income

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income is the same as net income (loss) for the periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, totaling $2,031,000 at March 31, 2013 represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling approximately $449,000 at December 31, 2012 represents cash held on deposit as collateral with the repurchase agreement counterparties, which may be used to make principal and interest payments on the related repurchase agreements.

The Company maintains cash balances at two banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance reverted to $250,000 per depositor at each financial institution. At March 31, 2013, the Company’s cash deposits exceeded federally insured limits by $2.3 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans (collectively, “MBS”). MBS transactions are recorded on the trade date. These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity). However, the Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option allows the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT MBS securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying statements of operations.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS and Eurodollar futures contracts are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, prepaid expenses and other assets, due from affiliates, repurchase agreements, accrued interest payable, accounts payable, accrued expenses and others generally approximates their carrying values as of March 31, 2013 and December 31, 2012 due to the short-term nature of these financial instruments.

Repurchase Agreements

The Company finances the acquisition of the majority of its PT MBS through the use of repurchase agreements under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

The Company’s repurchase agreements typically have maturities of less than six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2013, the Company had outstanding balances under repurchase agreements with nine lenders  with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities) of $17.7 million.

Manager Compensation

Our management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 12 for the terms of our management agreement.

Earnings Per Share

The Company follows the provisions of FASB ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) is calculated as net income attributable to common stockholders divided by the weighted average number of shares of common stock outstanding or subscribed during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents, if any. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

Income Taxes

Bimini has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and, until the closing of its IPO on February 20, 2013, Orchid was a “qualified REIT subsidiary” of Bimini under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ending December 31, 2013, Orchid expects to elect and intends to qualify to be taxed as a REIT.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  The Company is required to apply the amendments for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required are to be provided retrospectively for all comparative periods presented.  The adoption of this ASU had no effect on the Company’s financial statements.

In October 2011, the FASB issued a proposed ASU 2011-200, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes. As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic. If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements. On December 12, 2012, the FASB agreed that the accounting for real estate investments should be considered in a second phase of the Investment Companies project and that all REITs should be exempted from conclusions reached in phase I of the project. The Board has not yet agreed on the scope of phase II of the project. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2013 and December 31, 2012:

(in thousands)
	March 31, 2013	December 31, 2012
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$112,485	$59,485
Adjustable-rate Mortgages	6,485	6,531
Fixed-rate Mortgages	217,808	43,589
Total Pass-Through Certificates	336,778	109,605
Structured MBS Certificates:
Interest-Only Securities	21,141	2,884
Inverse Interest-Only Securities	2,341	2,891
Total Structured MBS Certificates	23,482	5,775
Total	$360,260	$115,380

The following table summarizes the Company’s MBS portfolio as of March 31, 2013 and December 31, 2012, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2013	December 31, 2012
Greater than five years and less than ten years	$12,436	$12,980
Greater than or equal to ten years	347,824	102,400
Total	$360,260	$115,380

NOTE 3.   REPURCHASE AGREEMENTS

As of March 31, 2013, the Company had outstanding repurchase obligations of approximately $316.4 million with a net weighted average borrowing rate of 0.42%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $334.2 million.  As of December 31, 2012, the Company had outstanding repurchase obligations of approximately $103.9 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $109.9 million, and cash pledged to the counterparty of approximately $0.4 million.

As of March 31, 2013 and December 31, 2012, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2013
Fair market value of securities pledged, including
accrued interest receivable	$66,571	$250,670	$16,975	$-	$334,216
Repurchase agreement liabilities associated with
these securities	$63,381	$236,743	$16,322	$-	$316,446
Net weighted average borrowing rate	0.40%	0.42%	0.42%	-	0.42%
December 31, 2012
Fair market value of securities pledged, including
accrued interest receivable	$-	$109,863	$-	$-	$109,863
Repurchase agreement liabilities associated with
these securities	$-	$103,941	$-	$-	$103,941
Net weighted average borrowing rate	-	0.49%	-	-	0.49%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at March 31, 2013 and December 31, 2012 is as follows:

(in thousands)
		Weighted
		Average
	Amount	Maturity
Counterparties	at Risk(1)	(in Days)
March 31, 2013
Citigroup Global Markets, Inc.	$6,075	18
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7

(1)	Equal to the fair value of securities sold, cash posted as collateral, plus accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company has not elected hedging treatment under GAAP, and as such all gains and losses on these instruments are reflected in earnings for all periods presented.

As of March 31, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The table below presents information related to the Company’s Eurodollar futures positions at March 31, 2013.  As of December 31, 2012, the Company had no outstanding futures positions.

(in thousands)

		Average
	Weighted	Contract
	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)
2013	0.37%	$250,000	$54
2014	0.48%	250,000	14
2015	0.75%	250,000	(98)
2016	1.29%	250,000	(155)
2017	1.99%	250,000	(299)
	1.01%		$(484)
Cash posted as collateral, included in restricted cash			$2,031

(1)	Open equity represents the cumulative gains / (losses) recorded on open futures positions.

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2013 and 2012.

(in thousands)
	Three Months Ended March 31,
	2013	2012
Eurodollar futures contracts (short positions)	$(484)	$(24)

NOTE 5.  CAPITAL STOCK

At December 31, 2012, the Company had the authority to issue 1,000,000 shares of $0.01 par value common stock.  In connection with the Company’s IPO in February 2013, the Company’s charter was amended to increase the authorized capital stock to 600,000,000 shares of which (i) 500,000,000 shares are designated as common stock and (ii) 100,000,000 shares are designated as preferred stock, each with a par value of $0.01 per share. Holders of shares of the common stock generally have no preference, conversion, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any securities of the Company. Subject to the provisions of our charter regarding restrictions on ownership and transfer of our stock, all holders of shares of the common stock will have equal liquidation and other rights.

Common Stock Issuances

During July 2012, Bimini acquired 4,110 additional shares of common stock of the Company in satisfaction of an amount due to Bimini at June 30, 2012 of approximately $411,000 for prior management fees, overhead allocations and direct expense reimbursements.

On February 20, 2013, Orchid completed the IPO of its common stock in which it sold 2,360,000 shares of its common stock and raised proceeds of $35,400,000.

Stock Dividend

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed pursuant to this dividend were issued to Bimini on February 20, 2013, immediately prior to the Company’s IPO.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock during 2013.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
March 8, 2013	March 25, 2013	March 27, 2013	$0.135	$451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125

NOTE 6.  EXPENSES

The table below presents the Company’s operating expenses for the three months ended March 31, 2013 and 2012.

	2013	2012
Directors fees and liability insurance	$41,462	$-
Legal fees	14,000	-
Other professional fees	130,150	35,736
Management fees	125,100	59,000
Other direct REIT operating expenses	64,384	50,006
Other administrative expenses	23,224	21,430
Total expenses	$398,320	$166,172

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2013.

NOTE 9. INCOME TAXES

The Company will generally not be subject to federal income tax on its REIT taxable income to the extent that it distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

NOTE 10.   EARNINGS PER SHARE (EPS)

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2013 and 2012.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2013	2012
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income - Basic and diluted	$400	$617
Weighted average common shares:
Common shares outstanding or to be
issued at the balance sheet date	3,342	982
Effect of weighting	(1,338)	-
Weighted average shares-basic and diluted	2,004	982
Income per common share:
Basic and diluted	$0.20	$0.63

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the three months ended March 31, 2012, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for the EPS computation, as Bimini was the sole stockholder during the entire period.

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

MBS and Eurodollar futures contracts were recorded at fair value on a recurring basis during the three months ended March 31, 2013 and 2012. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Mortgage-backed securities	$360,260	$-	$360,260	$-
Eurodollar futures contracts	2,031	2,031	-	-
December 31, 2012
Mortgage-backed securities	$115,380	$-	$115,380	$-

During the three months ended March 31, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 12. RELATED PARTY TRANSACTIONS

Management Agreement

The Company entered into a management agreement with Bimini, which provided for an initial term through December 31, 2011 with automatic one-year extension options. The agreement was extended under the option to December 31, 2013, but was terminated at the completion of the Company’s IPO.  At the completion of the IPO, the Company entered into a management agreement with Bimini Advisors, LLC (“Bimini Advisors” or “our Manager”), a wholly-owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the management agreement, Bimini Advisors will be responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors will receive a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

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

The Company was obligated to reimburse Bimini for its costs incurred under the original management agreement. In addition, the Company was required to pay Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets. Total expenses recorded during the three months ended March 31, 2013 and 2012 for the management fee and costs incurred was approximately $140,000 and $81,000, respectively.

Payment of Certain Offering Expenses

Bimini Advisors has paid, or has agreed to reimburse Orchid for all offering expenses in connection with the Company’s IPO.  During the year ended December 31, 2012, these expenses were approximately $247,000.  During the three months ended March 31, 2013, Bimini Advisors paid additional expenses related to this offering of approximately $3,019,000. In addition, during the year ended December 31, 2012, Bimini Advisors paid certain expenses totaling approximately $833,000 on behalf of the Company associated with a failed merger attempt.  The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs or attempted merger costs, therefore they are not included in the Company's financial statements.  At March 31, 2013 and December 31, 2012, the net amount due from affiliates was approximately $75,000 and $45,000, respectively.

Board Memberships

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

Consulting Agreement

In September 2010, we entered into a consulting agreement with W Coleman Bitting, who became one of our independent directors in February 2013. The terms of the consulting agreement provided that Mr. Bitting would advise us with respect to financing alternatives, business strategies and related matters as requested during the term of the agreement. In exchange for his services, the consulting agreement provided that we pay Mr. Bitting an hourly fee of $150 and reimburse him for all out-of-pocket expenses reasonably incurred in the performance of his services. During the three months ended March 31, 2013 and 2012, we paid Mr. Bitting approximately $3,800 and $5,700, respectively, under this agreement. Mr. Bitting’s consulting agreement was terminated upon completion of the Company’s IPO. The total compensation Mr. Bitting received under the consulting agreement was approximately $115,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

We are a specialty finance company that invests in Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS and (ii) structured Agency RMBS, such as CMOs, IOs, IIOs and POs, among other types of structured Agency RMBS. From inception through the closing of the initial public offering of our common stock, we were managed by Bimini. We are currently externally managed by Bimini Advisors, a registered investment adviser with the Securities and Exchange Commission (“SEC”).

We were formed by Bimini in August 2010 and commenced operations on November 24, 2010. At December 31, 2012, Bimini was our sole stockholder. We completed our initial public offering on February 20, 2013.  In that offering we raised $35.4 million from the sale of 2,360,000 shares of our common stock.

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2013, as compared to the Company’s results of operations for the three months ended March 31, 2012.

Net Income Summary

Net income for the three months ended March 31, 2013 was $0.4 million, or $0.20 per share. Net income for the three months ended March 31, 2012 was $0.6 million, or $0.63 per share. The components of net income for the three months ended March 31, 2013 and 2012, along with the changes in those components, are presented in the table below:

(in thousands)
	Three Months Ended March 31,
	2013	2012	Change
Interest income	$1,413	$759	$654
Interest expense	(201)	(51)	(150)
Net interest income	1,212	708	504
(Losses) gains on MBS and Eurodollar futures	(413)	75	(488)
Net portfolio income	799	783	16
Expenses	(399)	(166)	(233)
Net income	$400	$617	$(217)

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

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest expense includes gains or losses on Eurodollar futures contracts. Presenting the effects of the Eurodollar positions with the interest expense on interest-bearing liabilities reflects total economic interest expense on these obligations and the economic effect of our hedging strategy.  Interest expense, including gains or losses on Eurodollar futures contracts, is referred to as economic interest expense. Net interest income, including gains or losses on Eurodollar futures contracts, is referred to as economic net interest income.

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

The following table presents the effect of our hedging strategy on interest expense and net interest income for the three months ended March 31, 2013 and for each quarter during 2012.

(dollars in thousands)
	GAAP	Eurodollar	Economic	GAAP	Economic
	Interest	Gains /	Interest	Net Interest	Net Interest
	Expense	(Losses)	Expense	Income	Income
Three Months Ended,
March 31, 2013	$201	$(484)	$685	$1,211	$727
December 31, 2012	94	(1)	95	379	378
September 30, 2012	58	(14)	72	639	625
June 30, 2012	74	(1)	75	695	694
March 31, 2012	51	(24)	75	708	684

Net Interest Income

During the three months ended March 31, 2013, we generated $0.7 million of economic net interest income, consisting of $1.4 million of interest income from MBS assets offset by $0.7 million of economic interest expense on repurchase liabilities.  For the comparable period ended March 31, 2012, we generated $0.7 million of economic net interest income, consisting of $0.8 million of interest income from MBS assets offset by $0.1 million of economic interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, economic interest expense, economic cost of funds, economic net interest income and economic net interest spread for the three months ended March 31, 2013 and for each quarter in 2012.

(dollars in thousands)
	Average		Yield on			Average	Economic	Net
	MBS		Average	Average	Economic	Economic	Portfolio	Economic
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held(1)	Income(2)	Securities	Agreements(1)	Expense(3)	Funds	Income(3)	Spread
Three Months Ended,
March 31, 2013	$237,820	$1,412	2.38%	$210,194	$685	1.30%	$727	1.08%
December 31, 2012	91,094	473	2.08%	80,256	95	0.47%	378	1.61%
September 30, 2012	64,378	697	4.33%	53,698	72	0.54%	625	3.79%
June 30, 2012	73,559	769	4.18%	62,407	75	0.48%	694	3.70%
March 31, 2012	70,585	759	4.30%	59,157	75	0.50%	684	3.80%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on page 21 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

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

(3)
Economic interest expense and economic net interest income presented in the table above and the table on page 21 includes the effect of our Eurodollar futures positions that were entered into as an economic hedge against the increase in interest on repurchase agreements in a rising rate environment.

Interest Income and Average Earning Asset Yield

Our interest income for the three months ended March 31, 2013 and 2012 was $1.4 million and $0.8 million, respectively.  We had average MBS holdings of $237.8 million and $70.6 million for the three months ended March 31, 2013 and 2012, respectively.  The yield on our portfolio was 2.38% and 4.30% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, there was a $0.7 million increase in interest income due to a $167.2 million increase in average MBS, partially offset by a 192 basis point decrease in the yield on average MBS for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
March 31, 2013	$223,191	$14,629	$237,820	$1,415	$(3)	$1,412	2.54%	(0.06)%	2.38%
December 31, 2012	84,617	6,477	91,094	597	(124)	473	2.82%	(7.66)%	2.08%
September 30, 2012	56,519	7,859	64,378	410	287	697	2.90%	14.59%	4.33%
June 30, 2012	65,320	8,239	73,559	593	176	769	3.63%	8.56%	4.18%
March 31, 2012	61,936	8,649	70,585	530	229	759	3.43%	10.56%	4.30%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $210.2 million and $59.2 million and total economic interest expense of $0.7 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. Our average economic cost of funds was 1.30% and 0.50% for three months ended March 31, 2013 and 2012, respectively.  There was a 80 basis point increase in the average economic cost of funds and a $151.0 million increase in average outstanding repurchase agreements during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average economic cost of funds was 109 basis points above average one-month LIBOR and 82 basis points above average six-month LIBOR for the quarter ended March 31, 2013. The average term to maturity of the outstanding repurchase agreements increased from 15 days at December 31, 2012 to 17 days at March 31, 2013.

The table below presents the average repurchase agreements outstanding, economic interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2013 and 2012.

(dollars in thousands)
						Average	Average
						Economic	Economic
	Average					Cost of Funds	Cost of Funds
	Balance of	Economic	Average	Average	Average	Relative to	Relative to
	Repurchase	Interest	Economic	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
March 31, 2013	$210,194	$685	1.30%	0.21%	0.48%	1.09%	0.82%
December 31, 2012	80,256	95	0.47%	0.22%	0.59%	0.25%	(0.12)%
September 30, 2012	53,698	72	0.54%	0.23%	0.70%	0.31%	(0.16)%
June 30, 2012	62,407	75	0.48%	0.24%	0.74%	0.24%	(0.26)%
March 31, 2012	59,157	75	0.50%	0.26%	0.76%	0.24%	(0.26)%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2013 and 2012.

(in thousands)
	Three Months Ended March 31,
	2013	2012	Change
Realized gains (losses) on sales of MBS	$100	$(15)	$115
Unrealized losses on MBS	(29)	114	(143)
Total gains on MBS	71	99	(28)
Losses on Eurodollar futures	(484)	(24)	(460)

During the three months ended March 31, 2013 and 2012, the Company received proceeds of $57.8 million and $0.9 million, respectively, from the sales of MBS.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

Expenses

Total operating expenses were $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.  The table below provides a breakdown of operating expenses for the three months ended March 31, 2013 and 2012.

(in thousands)
	Three Months Ended March 31,
	2013	2012	Change
Directors fees and liability insurance	$41,462	$-	$41,462
Legal fees	14,000	-	14,000
Other professional fees	130,150	35,736	94,414
Management fees	125,100	59,000	66,100
Other direct REIT operating expenses	64,384	50,006	14,378
Other expenses	23,224	21,430	1,794
Total expenses	$398,320	$166,172	232,148

Under the terms of a management agreement that was in effect during all of 2012 and through the date of the IPO, the Company paid Bimini a monthly management fee equal to 1/12 of 1.50% per annum of the Stockholders’ Equity (as defined in the management agreement) of the Company.  In addition, the Company paid Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets.  At the completion of the IPO, the Company entered into a management agreement with Bimini Advisors, LLC, a wholly owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the new management agreement, overhead costs will not be allocated to the Company until its Equity, as defined, equals $100 million.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2013, our MBS portfolio consisted of $360.3 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.14%.  During the three months ended March 31, 2013, we received principal repayments of $6.1 million compared to $2.8 million for the three months ended March 31, 2012.  The average prepayment speeds for the quarters ended March 31, 2013 and 2012 were 20.0% and 23.8%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2013	9.2	33.0	20.0
December 31, 2012	1.1	42.3	28.6
September 30, 2012	4.2	38.7	25.0
June 30, 2012	0.2	41.4	38.7
March 31, 2012	11.0	31.2	23.8

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of March 31, 2013 and December 31, 2012:
in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2013
Adjustable Rate MBS	$6,485	1.8%	4.20%	255	1-Sep-35	2.05	10.04%	2.00%
Fixed Rate MBS	217,808	60.5%	3.27%	282	1-Mar-43	NA	NA	NA
Hybrid Adjustable Rate MBS	112,485	31.2%	2.62%	356	1-Feb-43	106.54	7.62%	2.00%
Total Mortgage-backed Pass-through	336,778	93.5%	3.07%	306	1-Mar-43	100.85	7.75%	2.00%
Interest-Only Securities	21,141	5.9%	3.94%	245	25-Dec-42	NA	NA	NA
Inverse Interest-Only Securities	2,341	0.6%	6.15%	306	25-Nov-40	NA	6.35%	NA
Total Structured MBS	23,482	6.5%	4.16%	251	25-Dec-42	NA	NA	NA
Total Mortgage Assets	$360,260	100.0%	3.14%	303	1-Mar-43	NA	NA	NA
December 31, 2012
Adjustable Rate MBS	$6,531	5.7%	4.20%	258	1-Sep-35	3.46	10.04%	2.00%
Fixed Rate MBS	43,589	37.8%	3.24%	181	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	59,485	51.6%	2.69%	357	1-Nov-42	100.51	7.69%	2.00%
Total Mortgage-backed Pass-through	109,605	95.0%	3.00%	281	1-Nov-42	90.91	7.93%	2.00%
Interest-Only Securities	2,884	2.5%	3.52%	151	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,891	2.5%	6.13%	309	25-Nov-40	NA	6.34%	NA
Total Structured MBS	5,775	5.0%	4.83%	230	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$115,380	100.0%	3.09%	278	1-Nov-42	NA	NA	NA

(in thousands)
	March 31, 2013		December 31, 2012
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$228,668	63.47%	$113,235	98.14%
Freddie Mac	106,817	29.65%	2,145	1.86%
Ginnie Mae	24,775	6.88%	-	0.00%
Total Portfolio	$360,260	100.00%	$115,380	100.0%

	March 31, 2013	December 31, 2012
Weighted Average Pass Through Purchase Price	$105.22	$105.65
Weighted Average Structured Purchase Price	$12.05	$9.91
Weighted Average Pass Through Current Price	$105.25	$105.81
Weighted Average Structured Current Price	$12.18	$7.84
Effective Duration (1)	2.911	1.209

(1) Effective duration of 2.911 indicates that an interest rate increase of 1.0% would be expected to cause a 2.911% decrease in the value of the MBS in the Company’s investment portfolio at March 31, 2013.  An effective duration of 1.209 indicates that an interest rate increase of 1.0% would be expected to cause a 1.209% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012. These figures include the structured securities in the portfolio but not the effect of the Company’s funding cost hedges.

The following table presents details related to portfolio assets acquired during the three months ended March 31, 2013 and 2012.

(in thousands)
	2013			2012
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$289,850	105.13	2.08%	$32,332	105.06	1.96%
Structured MBS	18,809	14.21	0.76%	454	6.22	21.85%

Our portfolio of PT MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. We seek to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments as of March 31, 2013, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our Agency RMBS’s effective duration to movements in interest rates.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$6,485	$136	$(173)	$(347)	2.09%	(2.67)%	(5.35)%
Hybrid Adjustable Rate MBS	112,485	1,468	(5,077)	(11,198)	1.31%	(4.51)%	(9.96)%
Fixed Rate MBS	217,808	8,953	(12,660)	(25,435)	4.11%	(5.81)%	(11.68)%
Interest-Only MBS	21,141	(5,292)	4,276	5,789	(25.03)%	20.23%	27.38%
Inverse Interest-Only MBS	2,341	(419)	588	871	(17.89)%	25.12%	37.20%
Total Portfolio	$360,260	$4,846	$(13,046)	$(30,320)	1.35%	(3.62)%	(8.42)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains or losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of March 31, 2013, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$4,750,000	$(6,569)	$11,875	$23,750	(0.56)%	1.01%	2.02%

(1) Represents the total cumulative contract/notional amount of Eurodollar futures contracts outstanding.

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

Repurchase Agreements

As of March 31, 2013, we had had established borrowing facilities in the repurchase agreement market with nine counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of March 31, 2013, we had funding in place with all nine counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2013, we had obligations outstanding under the repurchase agreements of approximately $316.4 million with a net weighted average borrowing cost of 0.42%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 1 to 82 days, with a weighted average remaining maturity of 17 days.  Securing the repurchase agreement obligations as of March 31, 2013, are MBS with an estimated fair value, including accrued interest, of approximately $334.2 million and a weighted average maturity of 307 months. Through May 10, 2013, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2013 with maturities through June 21, 2013.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2013 and 2012.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
March 31, 2013	316,446	210,194	106,252	50.55	%(a)
December 31, 2012	103,941	80,256	23,685	29.51	%(b)
September 30, 2012	56,571	53,698	2,873	5.35%
June 30, 2012	50,825	62,407	(11,582)	(18.56	)%(c)
March 31, 2012	73,988	59,157	14,831	25.07	%(d)

(a)
The higher ending balance relative to the average balance during the quarter ended March 31, 2013 reflects the deployment of the proceeds of the Company’s IPO.  During the quarter ended March 31, 2013, the Company’s investment in PT MBS increased $227.2 million.

(b)
The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards PT MBS that the Company funds through the repo market.  During the quarter ended December 31, 2012, the Company’s investment in PT MBS increased $50.0 million.

(c)
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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we could then call our repo counterparty and have excess margin returned to us.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.  At March 31, 2013, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.08% of the estimated fair value of the underlying collateral.

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
(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$316,446	$-	$-	$-	$316,446
Interest expense on repurchase agreements(1)	123	-	-	-	123
Totals	$316,569	$-	$-	$-	$316,569

(1) Interest expense on repurchase agreements is based on current interest rates as of March 31, 2013 and the remaining term of the liabilities existing at that date.

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of March 31, 2013, we had cash and cash equivalents of $2.7 million.  We generated cash flows of $6.5 million from principal and interest payments on our MBS and $678.9 million from repurchase agreement funding during the three months ended March 31, 2013.

Stockholders’ Equity

On February 13, 2013, we announced the sale of 2,360,000 shares of common stock at a price of $15.00 per share in a public offering.  The aggregate net proceeds we received before expenses in this sale were $35.4 million.  The offering was completed on February 20, 2013.  On February 14, 2013, the Company’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s initial public offering.  For the three months  ended March 31, 2012, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for the Company’s earnings per share computations, as Bimini has been the sole stockholder during the entire period.

Outlook

Regulatory Developments with Respect to Fannie Mae and Freddie Mac and the Dodd-Frank Act

In response to the credit market disruption and the deteriorating financial conditions of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions that culminated with putting Fannie Mae and Freddie Mac in conservatorship in September 2008. The Federal Housing Finance Agency (“FHFA”) now operates Fannie Mae and Freddie Mac as conservator, in an effort to stabilize the entities. The FHFA also noted that during the conservatorship period, it would work to enact new regulations for minimum capital standards, prudent safety and soundness standards and portfolio limits of Fannie Mae and Freddie Mac.

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

Prepayment Rates, Refinancings and Loan Modification Programs

As a result of the Federal Reserve’s interest rate policy and global economic conditions, prevailing interest rates, especially mortgage interest rates, are at historically low levels. Generally, lower mortgage interest rates leads to increased refinancings and, consequently, prepayments on mortgages and RMBS. However, as a result of the continuing depressed levels of home prices (due in part to the supply of new and existing homes for sale, plus the “shadow” inventory of homes expected to be on the market as a result of future foreclosures) and the tighter underwriting standards of lenders, refinancing activity has yet to react to prevailing interest rate incentives available to borrowers as market participants expected.

In response to the low level of refinancing activity, the Obama administration has instituted programs to assist borrowers struggling with their mortgage payments or unable to refinance. For example, the government has expanded the HARP program, which is a program whereby eligible borrowers who owe more money on their mortgage loans than the value of their homes (commonly known as being “underwater” on a mortgage loan) can receive assistance refinancing their mortgage loans by loosening the eligibility requirements for refinancing. On April 11, 2013, the FHFA extended the HARP program by two years to December 31, 2015.  In response to the expanded HARP program, Fannie Mae and Freddie Mac have announced guidelines for compliance with the expanded program. Additionally, in March 2010 both Fannie Mae and Freddie Mac announced they would purchase all mortgages loans that are more than 120 days delinquent from the pools of mortgage loans underlying RMBS they have issued.

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

In addition, as discussed above, due to economic conditions in the United States and Europe, interest rates are at exceptionally low levels and are expected to remain low for an extended period. The low level of interest rates has impacted the level of refinancing activity on Agency RMBS and yields on assets available to us. Refinancing activity has accelerated and may accelerate further as the housing finance industry slowly recovers from the financial crisis that emerged in 2008. Yields on assets available to us have also declined, especially since the U.S. Federal Reserve commenced “Operation Twist” in 2011 and announced an open-ended program to expand its holdings of longer-term securities by purchasing an additional $40 billion of Agency RMBS per month beginning in September 2012. In response to these developments, we have allocated capital from the pass-through Agency RMBS portfolio to the structured Agency RMBS portfolio to avoid excessive prepayment related margin calls and to maintain a low duration on the portfolio as a whole. We are able to maintain a low duration on the portfolio by combining two asset types which have negatively correlated interest rate sensitivities; the pass-through Agency RMBS portfolio which has a positive duration and the structured Agency RMBS portfolio which typically has a negative duration.  Further, in order to avoid excessive prepayment speeds on the pass-through Agency RMBS portfolio, we often acquire assets with less exposure to prepayments, and such assets have a longer duration because they are generally collateralized by 15 or 30 year mortgages. This increases the need to add structured Agency RMBS to maintain a low duration for the total portfolio. Borrowing costs have not been affected by these developments and remain at historically low levels.

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

Mortgage-Backed Securities

Our investments in Agency RMBS are accounted for under the fair value option. We acquire our Agency RMBS for the purpose of generating long-term returns, and not for the short-term investment of idle capital. Changes in the fair value of securities accounted for under the fair value option are reflected as part of our net income or loss in our statement of operations, as opposed to a component of other comprehensive income in our statement of stockholders’ equity if they were instead reclassified as available-for-sale securities. We elected to account for all of our Agency RMBS under the fair value option in order to reflect changes in the fair value of our Agency RMBS in our statement of operations, which we believe more appropriately reflects the results of our operations for a particular reporting period. GAAP requires the use of a three-level valuation hierarchy to disclose the classification of fair value measurements used for determining the fair value of our Agency RMBS. These levels include:

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

In managing our portfolio, Bimini Advisors employs the following four-step process at each valuation date to determine the fair value of our Agency RMBS:

•
First, our Manager obtains fair values from subscription-based independent pricing sources. These prices are used by both our Manager as well as many of our repurchase agreement counterparty on a daily basis to establish margin requirements for our borrowings.

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

All of our Agency RMBS are either pass-through securities or structured Agency RMBS, including CMOs, IOs, IIOs or POs. Income on pass-through securities, POs and CMOs that contain principal balances is based on the stated interest rate of the security. As a result of accounting for our MBS under the fair value option, premium or discount present at the date of purchase is not amortized. For IOs, IIOs and CMOs that do not contain principal balances, income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments, current interest rates and current asset prices. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security. Changes in fair value of all of our Agency RMBS during the period are recorded in earnings and reported as unrealized gains (losses) on mortgage-backed securities in the accompanying statements of operations. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Capital Expenditures

At March 31, 2013, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We paid our first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of our common stock. We also declared dividends on April 10, 2013 to stockholders of record as of April 25, 2013 in an amount of $0.135 per share of our common stock payable on April 30, 2013, and on May 9, 2013 to stockholders of record as of May 28, 2013 in an amount of $0.135 per share of our common stock payable on May 31, 2013.  We intend to pay regular monthly dividends to our stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 22, 2013 with the SEC.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended March 31, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.                      Exhibits.

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

Date: May 10, 2013	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: May 10, 2013	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer and Principal Accounting Officer)