Form 10-Q
period 2013-06-30
Orchid Island Capital, Inc.
filed 2013-08-07
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares outstanding at August 7, 2013: 3,341,665

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$317,309,757	$109,604,559
Unpledged	21,838,156	5,775,015
Total mortgage-backed securities	339,147,913	115,379,574
Cash and cash equivalents	6,317,577	2,537,257
Restricted cash	8,906,250	449,000
Accrued interest receivable	1,384,699	440,877
Due from affiliates	-	45,126
Prepaid expenses and other assets	391,746	9,122
Total Assets	$356,148,185	$118,860,956

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$308,735,338	$103,941,174
Accrued interest payable	55,843	54,084
Due to affiliates	73,382	-
Accounts payable, accrued expenses and other	108,940	140,723
Total Liabilities	308,973,503	104,135,981

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of June 30, 2013 and no shares authorized as of December 31, 2012	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 3,341,665 shares issued and outstanding as of June 30, 2013 and 1,000,000 shares authorized,
154,110 shares issued and outstanding as of December 31, 2012	33,417	1,541
Additional paid-in capital	48,973,084	15,409,459
Accumulated deficit	(1,831,819)	(686,025)
Total Stockholders' Equity	47,174,682	14,724,975
Total Liabilities and Stockholders' Equity	$356,148,185	$118,860,956
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Interest income	$3,841,957	$1,527,844	$2,428,699	$769,087
Interest expense	(523,306)	(124,433)	(321,886)	(73,766)
Net interest income	3,318,651	1,403,411	2,106,813	695,321
Realized (losses) gains on mortgage-backed securities	(823,530)	116,207	(923,454)	131,216
Unrealized losses on mortgage-backed securities	(9,158,782)	(914,419)	(9,129,622)	(1,028,754)
Gains (losses) on Eurodollar futures contracts	6,367,663	(25,250)	6,851,588	(1,250)
Net portfolio (loss) income	(295,998)	579,949	(1,094,675)	(203,467)

Expenses:
Management fees	310,200	120,400	185,100	61,400
Directors' fees and liability insurance	124,385	-	82,924	-
Audit, legal and other professional fees	250,487	60,936	106,338	25,200
Direct REIT operating expenses	100,627	100,142	36,243	50,136
Other administrative	64,097	42,322	40,872	20,892
Total expenses	849,796	323,800	451,477	157,628

Net (loss) income	$(1,145,794)	$256,149	$(1,546,152)	$(361,095)

Basic and diluted net (loss) income per share	$(0.43)	$0.26	$(0.46)	$(0.37)

Weighted Average Shares Outstanding	2,676,693	981,665	3,341,665	981,665

Dividends Declared Per Common Share	$0.540	$-	$0.405	$-
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
Six Months Ended June 30, 2013

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balances, January 1, 2013	$1,541	$15,409,459	$(686,025)	$14,724,975
Net loss	-	-	(1,145,794)	(1,145,794)
Cash dividends declared, $0.54 per share	-	(1,804,499)	-	(1,804,499)
Issuance of common stock pursuant to public offering	23,600	35,376,400	-	35,400,000
Issuance of common stock pursuant to stock dividend	8,276	(8,276)	-	-
Balances, June 30, 2013	$33,417	$48,973,084	$(1,831,819)	$47,174,682
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,145,794)	$256,149
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Realized and unrealized losses on mortgage-backed securities	9,982,312	798,212
Changes in operating assets and liabilities:
Accrued interest receivable	(943,822)	(22,737)
Prepaid expenses and other assets	(165,453)	(27,419)
Accrued interest payable	1,759	6,401
Accounts payable, accrued expenses and other	(31,783)	9,000
Due to affiliates	118,508	172,982
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,815,727	1,192,588

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(441,631,460)	(103,196,554)
Sales	193,018,563	91,041,488
Principal repayments	14,645,075	5,375,507
(Increase) decrease in restricted cash	(8,457,250)	73,250
NET CASH USED IN INVESTING ACTIVITIES	(242,425,072)	(6,706,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,671,711,679	284,721,831
Principal payments on repurchase agreements	(1,466,917,515)	(278,221,742)
Cash dividends	(1,804,499)	-
Proceeds from issuance of common stock	35,400,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	238,389,665	6,500,089

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,780,320	986,368
CASH AND CASH EQUIVALENTS, beginning of the period	2,537,257	1,891,914
CASH AND CASH EQUIVALENTS, end of the period	$6,317,577	$2,878,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$521,547	$118,032
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2013

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc., (“Orchid” or the “Company”), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“RMBS”).  From incorporation through February 20, 2013 Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. (“Bimini”).  Orchid began operations on November 24, 2010.  From incorporation through November 24, 2010, Orchid’s only activity was the issuance of common stock to Bimini.  On February 20, 2013, Orchid completed the initial public offering (“IPO”) of its Common Stock in which it sold approximately 2.4 million shares of its common stock and raised proceeds of $35.4 million.  Following the IPO, Bimini owns approximately 29.38% of Orchid’s outstanding common stock.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, totaling approximately $8,906,000 at June 30, 2013, consists of $6,375,000 of cash held on deposit as collateral with repurchase agreement counterparties and approximately $2,531,000 of cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling approximately $449,000 at December 31, 2012, represents cash held on deposit as collateral with a repurchase agreement counterparties.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance reverted to $250,000 per depositor at each financial institution. At June 30, 2013, the Company’s cash deposits exceeded federally insured limits by approximately $5.7 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, prepaid expenses and other assets, due from/to affiliates, repurchase agreements, accrued interest payable, accounts payable, accrued expenses and others generally approximates their carrying values as of June 30, 2013 and December 31, 2012 due to the short-term nature of these financial instruments.

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

Orchid measures, recognizes and presents its uncertain tax positions in accordance with FASB ASC 740, Income Taxes.  Under that guidance, Orchid assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  All of Orchid’s tax positions are categorized as highly certain.  There is no accrual for any tax, interest or penalties related to Orchid’s tax position assessment.  The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU is effective beginning January 1, 2014 on either a prospective or retrospective basis.  The guidance represents a change in financial statement presentation only and the Company does not expect that this ASU will have a material impact on its financial results.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The standard permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes. The new guidance is effective for hedging relationships entered into on or after July 17, 2013.  The Company does not expect that this ASU will have a material impact on its financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP.  The amendments in the Update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics.  The amendments in this Update also revise the measurement guidance in Topic 946 such that investment companies must measure noncontrolling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests. The new guidance is effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013.  Earlier application is prohibited.  The Company does not expect that this ASU will have a material impact on its financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing GAAP. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company does not expect that this ASU will have a material impact on its financial statements.

In January 2013, the FASB released ASU 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice. The objectives of ASU 2013-01 and ASU 2011-11 are to support further convergence of US GAAP and IFRS requirements. These updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU had no effect on the Company’s financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2013 and December 31, 2012:

(in thousands)
	June 30, 2013	December 31, 2012
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$101,255	$59,485
Adjustable-rate Mortgages	6,210	6,531
Fixed-rate Mortgages	209,711	43,589
Total Pass-Through Certificates	317,176	109,605
Structured MBS Certificates:
Interest-Only Securities	20,101	2,884
Inverse Interest-Only Securities	1,871	2,891
Total Structured MBS Certificates	21,972	5,775
Total	$339,148	$115,380

The following table summarizes the Company’s MBS portfolio as of June 30, 2013 and December 31, 2012, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2013	December 31, 2012
Greater than five years and less than ten years	$11,819	$12,980
Greater than or equal to ten years	327,329	102,400
Total	$339,148	$115,380

NOTE 3.   REPURCHASE AGREEMENTS

As of June 30, 2013, the Company had outstanding repurchase obligations of approximately $308.7 million with a net weighted average borrowing rate of 0.38%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $318.2 million, and cash pledged to counterparties of approximately $6.4 million.  As of December 31, 2012, the Company had outstanding repurchase obligations of approximately $103.9 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $109.9 million, and cash pledged to a counterparty of approximately $0.4 million.

As of June 30, 2013 and December 31, 2012, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2013
Fair market value of securities pledged, including
accrued interest receivable	$5,172	$255,371	$57,661	$-	$318,204
Repurchase agreement liabilities associated with
these securities	$4,966	$247,056	$56,713	$-	$308,735
Net weighted average borrowing rate	0.38%	0.38%	0.39%	-	0.38%
December 31, 2012
Fair market value of securities pledged, including
accrued interest receivable	$-	$109,863	$-	$-	$109,863
Repurchase agreement liabilities associated with
these securities	$-	$103,941	$-	$-	$103,941
Net weighted average borrowing rate	-	0.49%	-	-	0.49%

If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2013, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities and cash posted by the Company as collateral) of approximately $15.8 million.  Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at June 30, 2013 and December 31, 2012 is as follows:

(in thousands)
		Weighted
		Average
	Amount	Maturity
Counterparties	at Risk(1)	(in Days)
June 30, 2013
Citigroup Global Markets, Inc.	$6,259	28
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7

(1)	Equal to the fair value of securities sold, cash posted as collateral, plus accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

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

As of June 30, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The table below presents information related to the Company’s Eurodollar futures positions at June 30, 2013.  As of December 31, 2012, the Company had no outstanding futures positions.

(in thousands)

		Average
	Weighted	Contract
	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)
2013	0.34%	$250,000	$(7)
2014	0.54%	250,000	173
2015	1.15%	250,000	890
2016	2.15%	250,000	1,989
2017	3.00%	250,000	2,219
2018	3.54%	250,000	1,128
	1.84%		$6,392
Cash posted as collateral, included in restricted cash			$2,531

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions.

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the six and three months ended June 30, 2013 and 2012.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Eurodollar futures contracts (short positions)	$6,368	$(25)	$6,852	$(1)

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

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock during 2013.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
March 8, 2013	March 25, 2013	March 27, 2013	$0.135	$451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125

NOTE 6.  EXPENSES

The table below presents the Company’s operating expenses for the six and three months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Directors fees and liability insurance	$124,385	$-	$82,924	$-
Legal fees	60,337	-	46,338	-
Other professional fees	190,150	60,936	60,000	25,200
Management fees	310,200	120,400	185,100	61,400
Other direct REIT operating expenses	100,627	100,142	36,243	50,136
Other administrative expenses	64,097	42,322	40,872	20,892
Total expenses	$849,796	$323,800	$451,477	$157,628

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2013.

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

NOTE 10.   EARNINGS PER SHARE (EPS)

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2013 and 2012.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net (loss) income - Basic and diluted	$(1,146)	$256	$(1,546)	$(361)
Weighted average common shares:
Common shares outstanding or to be
issued at the balance sheet date	3,342	982	3,342	982
Effect of weighting	(665)	-	-	-
Weighted average shares-basic and diluted	2,677	982	3,342	982
(Loss) income per common share:
Basic and diluted	$(0.43)	$0.26	$(0.46)	$(0.37)

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the six and three months ended June 30, 2012, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for the EPS computation, as Bimini was the sole stockholder during the entire period.

NOTE 11.   FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

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

MBS and Eurodollar futures contracts were recorded at fair value on a recurring basis during the six months ended June 30, 2013 and 2012. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Mortgage-backed securities	$339,148	$-	$339,148	$-
Eurodollar futures contracts	2,531	2,531	-	-
December 31, 2012
Mortgage-backed securities	$115,380	$-	$115,380	$-

During the six and three months ended June 30, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

The Company was obligated to reimburse Bimini for its costs incurred under the original management agreement. In addition, the Company was required to pay Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets. Total expenses recorded during the six and three months ended June 30, 2013 for the management fee and costs incurred was approximately $325,000 and $185,000, respectively, compared to $164,000 and $83,000, respectively, for the six and three months ended June 30, 2012.

Payment of Certain Offering Expenses

Bimini Advisors has paid, or has agreed to reimburse Orchid for all offering expenses in connection with the Company’s IPO.  During the year ended December 31, 2012, these expenses were approximately $247,000.  During the six months ended June 30, 2013, Bimini Advisors paid additional expenses related to this offering of approximately $3,042,000. In addition, during the year ended December 31, 2012, Bimini Advisors paid certain expenses totaling approximately $833,000 on behalf of the Company associated with a failed merger attempt.  The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs or attempted merger costs, therefore they are not included in the Company's financial statements.  At June 30, 2013 and December 31, 2012, the net amount due (to) from affiliates was approximately ($73,000) and $45,000, respectively.

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

Consulting Agreement

In September 2010, we entered into a consulting agreement with W Coleman Bitting, who became one of our independent directors in February 2013. The terms of the consulting agreement provided that Mr. Bitting would advise us with respect to financing alternatives, business strategies and related matters as requested during the term of the agreement. In exchange for his services, the consulting agreement provided that we pay Mr. Bitting an hourly fee of $150 and reimburse him for all out-of-pocket expenses reasonably incurred in the performance of his services. During the six months ended June 30, 2013 and 2012, we paid Mr. Bitting approximately $3,800 and $12,900, respectively, under this agreement. Mr. Bitting’s consulting agreement was terminated upon completion of the Company’s IPO. The total compensation Mr. Bitting received under the consulting agreement was approximately $115,000.

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2013, as compared to the Company’s results of operations for the six and three months ended June 30, 2012.

Net Loss Summary

Net loss for the six months ended June 30, 2013 was $1.1 million, or $0.43 per share. Net income for the six months ended June 30, 2012 was $0.3 million, or $0.26 per share.  Net loss for the three months ended June 30, 2013 was $1.5 million, or $0.46 per share. Net loss for the three months ended June 30, 2012 was $0.4 million, or $0.37 per share.

The components of net (loss) income for the six and three months ended June 30, 2013 and 2012, along with the changes in those components, are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Interest income	$3,842	$1,527	$2,315	$2,429	$769	$1,660
Interest expense	(523)	(124)	(399)	(322)	(74)	(248)
Net interest income	3,319	1,403	1,916	2,107	695	1,412
Losses on MBS and Eurodollar futures	(3,615)	(823)	(2,792)	(3,202)	(898)	(2,304)
Net portfolio (deficiency) income	(296)	580	(876)	(1,095)	(203)	(892)
Expenses	(850)	(324)	(526)	(451)	(158)	(293)
Net (loss) income	$(1,146)	$256	$(1,402)	$(1,546)	$(361)	$(1,185)

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

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest expense has been adjusted to reflect the effect of our Eurodollar hedges on our interest expense for each period presented. The adjustment to reflect this effect includes only the gains or losses on our Eurodollar futures contracts in effect for the applicable period, whereas the gains or losses on Eurodollar futures contracts reflected in our statements of operations include gains or losses for all Eurodollar futures contracts in effect as of the end of each period in accordance with GAAP.  As of June 30, 2013, we have Eurodollar futures contracts in place through 2018.  Since we have taken short positions on these contracts, when interest rates move higher the value of our short position may increase in value. The opposite would be true if interest rates were to decrease. In periods such as the three month period ended June 30, 2013, interest rates moved higher and our Eurodollar futures contracts experienced gains, and the gains were material. Adjusting our interest expense for the three month period ended June 30, 2013 by the gains on all Eurodollar futures would not accurately reflect our economic interest expense for this period.  Combining the effects of the Eurodollar positions in place for only the periods presented with the interest expense on repurchase agreements reflects total economic interest expense on these obligations and the economic effect of our hedging strategy for the applicable period.  Interest expense, including the effect of Eurodollar futures contracts for the period, is referred to as economic interest expense. Net interest income, including the effect of Eurodollar futures contracts for the period, is referred to as economic net interest income.

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

The following table presents the effect of our hedging strategy on interest expense and net interest income for the six and three months ended June 30, 2013 and 2012 and for each quarter during 2013 and 2012.

(dollars in thousands)
	GAAP	Effect of	Economic	GAAP	Economic
	Interest	Eurodollar	Interest	Net Interest	Net Interest
	Expense	Hedges(1)	Expense	Income	Income
Three Months Ended,
June 30, 2013	$322	$(4)	$326	$2,107	$2,103
March 31, 2013	201	(65)	266	1,211	1,146
December 31, 2012	94	(62)	156	379	317
September 30, 2012	58	(28)	86	639	611
June 30, 2012	74	(10)	84	695	685
March 31, 2012	51	(4)	55	708	704
Six Months Ended,
June 30, 2013	$523	$(69)	$592	$3,318	$3,249
June 30, 2012	124	(14)	138	1,403	1,389

(1)
Reflects the effect of Eurodollar futures contract hedges for only the period presented. For the three month periods ended June 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our statements of operations for GAAP purposes were $6,851,588 and $(1,250), respectively. For the six month periods ended June 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our statements of operations for GAAP purposes were $6,367,663 and $(25,250), respectively.

Net Interest Income

During the six months ended June 30, 2013, we generated $3.2 million of economic net interest income, consisting of a combination of $3.8 million of interest income from MBS assets and $0.6 million of economic interest expense on repurchase liabilities.  For the comparable period ended June 30, 2012, we generated $1.4 million of economic net interest income, consisting of $1.5 million of interest income from MBS assets offset by $0.1 million of economic interest expense on repurchase liabilities.

During the three months ended June 30, 2013, we generated $2.1 million of economic net interest income, consisting of a combination of $2.4 million of interest income from MBS assets and $0.3 million of economic interest expense on repurchase liabilities.  For the three months ended June 30, 2012, we generated $0.7 million of economic net interest income, consisting of $0.8 million of interest income from MBS assets offset by $0.1 million of economic interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, economic interest expense, economic cost of funds, economic net interest income and economic net interest spread for the six months ended June 30, 2013 and 2012 and for each quarter in 2013 and 2012.

(dollars in thousands)
	Average		Yield on			Average	Economic	Economic
	MBS		Average	Average	Economic	Economic	Net	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held(1)	Income(2)	Securities	Agreements(1)	Expense(3)	Funds	Income(3)	Spread
Three Months Ended,
June 30, 2013	$349,704	$2,429	2.78%	$312,591	$326	0.42%	$2,103	2.36%
March 31, 2013	237,820	1,412	2.38%	210,194	266	0.51%	1,146	1.87%
December 31, 2012	91,094	473	2.08%	80,256	156	0.78%	317	1.30%
September 30, 2012	64,378	697	4.33%	53,698	86	0.64%	611	3.69%
June 30, 2012	73,559	769	4.18%	62,407	84	0.54%	685	3.64%
March 31, 2012	70,585	759	4.30%	59,157	55	0.37%	704	3.93%
Six Months Ended,
June 30, 2013	$293,762	$3,841	2.62%	$261,392	$592	0.45%	$3,249	2.17%
June 30, 2012	72,072	1,528	4.24%	60,782	139	0.46%	1,389	3.78%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 22and 23 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

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

(3)
Economic interest expense and economic net interest income presented in the table above and the table on page 22 includes the effect of Eurodollar futures contract hedges for only the period presented. For the three month periods ended June 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our statements of operations for GAAP purposes were $6,851,588 and $(1,250), respectively. For the six month periods ended June 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our statements of operations for GAAP purposes were $6,367,663 and $(25,250), respectively.

Interest Income and Average Earning Asset Yield

Our interest income for the six months ended June 30, 2013 and 2012 was $3.8 million and $1.5 million, respectively.  We had average MBS holdings of $293.8 million and $72.1 million for the six months ended June 30, 2013 and 2012, respectively.  The yield on our portfolio was 2.62% and 4.24% for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, there was a $2.3 million increase in interest income due to a $221.7 million increase in average MBS, partially offset by a 162 basis point decrease in the yield on average MBS for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012.

Our interest income for the three months ended June 30, 2013 and 2012 was $2.4 million and $0.8 million, respectively.  We had average MBS holdings of $349.7 million and $73.6 million for the three months ended June 30, 2013 and 2012, respectively.  The yield on our portfolio was 2.78% and 4.18% for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, there was a $1.7 million increase in interest income due to a $276.1 million increase in average MBS, partially offset by a 140 basis point decrease in the yield on average MBS for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
June 30, 2013	$326,977	$22,727	$349,704	$2,514	$(85)	$2,429	3.08%	(1.51)%	2.78%
March 31, 2013	223,191	14,629	237,820	1,415	(3)	1,412	2.54%	(0.06)%	2.38%
December 31, 2012	84,617	6,477	91,094	597	(124)	473	2.82%	(7.66)%	2.08%
September 30, 2012	56,519	7,859	64,378	410	287	697	2.90%	14.59%	4.33%
June 30, 2012	65,320	8,239	73,559	593	176	769	3.63%	8.56%	4.18%
March 31, 2012	61,936	8,649	70,585	530	229	759	3.43%	10.56%	4.30%
Years Ended,
June 30, 2013	$275,084	$18,678	$293,762	$3,929	$(88)	$3,841	2.86%	(0.94)%	2.62%
June 30, 2012	63,628	8,444	72,072	1,123	405	1,528	3.53%	9.58%	4.24%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $261.4 million and $60.8 million and total economic interest expense of $0.6 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. Our average economic cost of funds was 0.45% and 0.46% for six months ended June 30, 2013 and 2012, respectively.  There was a 1 basis point decrease in the average economic cost of funds and a $200.6 million increase in average outstanding repurchase agreements during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

We had average outstanding repurchase agreements of $312.6 million and $62.4 million and total economic interest expense of $0.3 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Our average economic cost of funds was 0.42% and 0.54% for three months ended June 30, 2013 and 2012, respectively.  There was a 12 basis point decrease in the average economic cost of funds and a $250.2 million increase in average outstanding repurchase agreements during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average economic cost of funds was 22 basis points above average one-month LIBOR and 1 basis points below average six-month LIBOR for the quarter ended June 30, 2013. The average term to maturity of the outstanding repurchase agreements increased from 15 days at December 31, 2012 to 23 days at June 30, 2013.

The table below presents the average repurchase agreements outstanding, economic interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2013 and 2012 and for each quarter in 2013 and 2012.

(dollars in thousands)
						Average	Average
						Economic	Economic
	Average					Cost of Funds	Cost of Funds
	Balance of	Economic	Average	Average	Average	Relative to	Relative to
	Repurchase	Interest	Economic	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
June 30, 2013	$312,591	$326	0.42%	0.20%	0.43%	0.22%	(0.01)%
March 31, 2013	210,194	266	0.51%	0.21%	0.48%	0.30%	0.03%
December 31, 2012	80,256	156	0.78%	0.22%	0.59%	0.56%	0.19%
September 30, 2012	53,698	86	0.64%	0.23%	0.70%	0.41%	(0.06)%
June 30, 2012	62,407	84	0.54%	0.24%	0.74%	0.30%	(0.20)%
March 31, 2012	59,157	55	0.37%	0.26%	0.76%	0.11%	(0.39)%
Six Months Ended,
June 30, 2013	$261,392	$592	0.45%	0.20%	0.46%	0.25%	(0.01)%
June 30, 2012	60,782	139	0.46%	0.25%	0.75%	0.21%	(0.29)%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2013 and 2012.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Realized (losses) gains on sales of MBS	$(824)	$116	$(940)	$(923)	$131	$(1,054)
Unrealized losses on MBS	(9,159)	(914)	(8,245)	(9,130)	(1,029)	(8,101)
Total losses on MBS	(9,983)	(798)	(9,185)	(10,053)	(898)	(9,155)
Gains (losses) on Eurodollar futures	6,368	(25)	6,393	6,852	(1)	6,853

During the six months ended June 30, 2013 and 2012, the Company received proceeds of $193.0 million and $91.0 million, respectively, from the sales of MBS.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

In May and again in June of 2013, the Federal Reserve hinted to the markets that it would begin to taper its quantitative easing program, possibly as soon as this Fall. The quantitative easing program involves the purchase of $40 billion Agency MBS and $45 billion US Treasury securities per month by the Federal Reserve.  The US Treasury and Agency MBS markets reacted strongly to this news and interest rates rose by approximately 100 basis points from early May levels in the case of the 10 year US Treasury note.  This market activity had an adverse effect on our pass-through portfolio since the prices of MBS assets generally move in an inverse relationship to interest rates.  Conversely, our interest only structured securities rose in price as the market anticipated slower prepayment rates as a result of higher mortgage rates.  The table below presents historical interest rate data for each quarter end during 2013 and 2012.

		15 Year	30 Year
	10 Year	Fixed-Rate	Fixed-Rate
As of,	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)
June 30, 2013	2.48%	3.17%	4.07%
March 31, 2013	1.85%	2.76%	3.57%
December 31, 2012	1.76%	2.66%	3.35%
September 30, 2012	1.64%	2.78%	3.47%
June 30, 2012	1.66%	2.95%	3.68%
March 31, 2012	2.22%	3.20%	3.95%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

Expenses

Total operating expenses were $0.8 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively.  The table below provides a breakdown of operating expenses for the six and three months ended June 30, 2013 and 2012.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Directors fees and liability insurance	$124	$-	$124	$83	$-	$83
Legal fees	60	-	60	46	-	46
Other professional fees	190	61	129	60	25	35
Management fees	310	120	190	185	61	124
Other direct REIT operating expenses	101	100	1	36	50	(14)
Other expenses	65	43	22	41	22	19
Total expenses	$850	$324	$526	$451	$158	$293

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

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2013, our MBS portfolio consisted of $339.1 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.20%.  During the six months ended June 30, 2013, we received principal repayments of $14.6 million compared to $5.4 million for the six months ended June 30, 2012.  The average prepayment speeds for the quarters ended June 30, 2013 and 2012 were 16.3% and 38.7%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2013	6.5	29.8	16.3
March 31, 2013	9.2	33.0	20.0
December 31, 2012	1.1	42.3	28.6
September 30, 2012	4.2	38.7	25.0
June 30, 2012	0.2	41.4	38.7
March 31, 2012	11.0	31.2	23.8

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of June 30, 2013 and December 31, 2012:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2013
Adjustable Rate MBS	$6,210	1.8%	4.24%	251	1-Sep-35	0.57	10.05%	2.00%
Fixed Rate MBS	209,711	61.8%	3.35%	300	1-May-43	NA	NA	NA
Hybrid Adjustable Rate MBS	101,255	29.9%	2.61%	354	1-Apr-43	113.28	7.61%	2.00%
Total Mortgage-backed Pass-through	317,176	93.5%	3.13%	316	1-May-43	106.77	7.75%	2.00%
Interest-Only Securities	20,101	5.9%	3.93%	231	25-May-43	NA	NA	NA
Inverse Interest-Only Securities	1,871	0.6%	6.15%	303	25-Nov-40	NA	6.34%	NA
Total Structured MBS	21,972	6.5%	4.12%	237	25-May-43	NA	NA	NA
Total Mortgage Assets	$339,148	100.0%	3.20%	311	25-May-43	NA	NA	NA

December 31, 2012
Adjustable Rate MBS	$6,531	5.7%	4.20%	258	1-Sep-35	3.46	10.04%	2.00%
Fixed Rate MBS	43,589	37.8%	3.24%	181	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	59,485	51.5%	2.69%	357	1-Nov-42	100.51	7.69%	2.00%
Total Mortgage-backed Pass-through	109,605	95.0%	3.00%	281	1-Nov-42	90.91	7.93%	2.00%
Interest-Only Securities	2,884	2.5%	3.52%	151	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,891	2.5%	6.13%	309	25-Nov-40	NA	6.34%	NA
Total Structured MBS	5,775	5.0%	4.83%	230	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$115,380	100.0%	3.09%	278	1-Nov-42	NA	NA	NA

(in thousands)
	June 30, 2013		December 31, 2012
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$198,600	58.56%	$113,235	98.14%
Freddie Mac	115,745	34.13%	2,145	1.86%
Ginnie Mae	24,803	7.31%	-	-
Total Portfolio	$339,148	100.00%	$115,380	100.00%

	June 30, 2013	December 31, 2012
Weighted Average Pass Through Purchase Price	$104.98	$105.65
Weighted Average Structured Purchase Price	$11.69	$9.91
Weighted Average Pass Through Current Price	$101.45	$105.81
Weighted Average Structured Current Price	$13.53	$7.84
Effective Duration (1)	4.578	1.209

(1) Effective duration of 4.578 indicates that an interest rate increase of 1.0% would be expected to cause a 4.578% decrease in the value of the MBS in the Company’s investment portfolio at June 30, 2013.  An effective duration of 1.209 indicates that an interest rate increase of 1.0% would be expected to cause a 1.209% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012. These figures include the structured securities in the portfolio but not the effect of the Company’s funding cost hedges.

The following table presents details related to portfolio assets acquired during the six months ended June 30, 2013 and 2012.

(in thousands)
	2013			2012
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$417,295	104.73	2.14%	$100,067	104.80	1.74%
Structured MBS	24,336	15.37	0.54%	3,130	9.43	17.27%

Our portfolio of PT MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided it is reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

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

We face the risk that the market value of our PT MBS assets will increase or decrease at different rates than that of our structured MBS or liabilities, including our hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. We generally calculate duration using various third party models.  However, empirical results and various third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments as of June 30, 2013, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our Agency RMBS’s effective duration to movements in interest rates.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$6,210	$29	$(80)	$(173)	0.47%	(1.29)%	(2.79)%
Hybrid Adjustable Rate MBS	101,255	3,482	(5,383)	(10,994)	3.44%	(5.32)%	(10.86)%
Fixed Rate MBS	209,711	10,787	(13,192)	(25,772)	5.14%	(6.29)%	(12.29)%
Interest-Only MBS	20,101	(3,180)	1,403	1,663	(15.82)%	6.98%	8.27%
Inverse Interest-Only MBS	1,871	(313)	136	(53)	(16.71)%	7.25%	(2.83)%
Total Portfolio	$339,148	$10,805	$(17,116)	$(35,329)	3.19%	(5.05)%	(10.42)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains or losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of June 30, 2013, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$5,250,000	$(9,673)	$13,125	$26,250	(0.75)%	1.02%	2.04%

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

Repurchase Agreements

As of June 30, 2013, we had had established borrowing facilities in the repurchase agreement market with nine counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of June 30, 2013, we had funding in place with all nine counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2013, we had obligations outstanding under the repurchase agreements of approximately $308.7 million with a net weighted average borrowing cost of 0.38%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 1 to 39 days, with a weighted average remaining maturity of 23 days.  Securing the repurchase agreement obligations as of June 30, 2013, are MBS with an estimated fair value, including accrued interest, of approximately $318.2 million and a weighted average maturity of 317 months. Through August 7, 2013, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2013 with maturities through November 6, 2013.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2013 and 2012.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
June 30, 2013	$308,735	$312,591	$(3,856)	(1.23)%
March 31, 2013	316,446	210,194	106,252	50.55	%(a)
December 31, 2012	103,941	80,256	23,685	29.51	%(b)
September 30, 2012	56,571	53,698	2,873	5.35%
June 30, 2012	50,825	62,407	(11,582)	(18.56	)%(c)
March 31, 2012	73,988	59,157	14,831	25.07	%(d)

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

Because our PT MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.  Our structured MBS portfolio also consists entirely of governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT MBS.  However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, albeit with potential haircuts.  To enhance our liquidity even further, we may pledge a portion of our structured MBS as part of a repurchase agreement funding but retain the cash in lieu of acquiring additional assets.  In this way we can, at a modest cost, retain higher levels of cash on hand and decrease the likelihood we will have to sell assets in a distressed market in order to raise cash.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we could then call our repo counterparty and have excess margin returned to us.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.  At June 30, 2013, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.15% of the estimated fair value of the underlying collateral.

As discussed earlier, we invest a portion of our capital in structured Agency RMBS.  We do not fund these investments in the repurchase market but instead purchase directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since inception.  However, we may pledge a portion of our structured MBS in order to raise our cash levels, but will not pledge these securities in order to acquire additional assets.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$308,735	$-	$-	$-	$308,735
Interest expense on repurchase agreements(1)	127	-	-	-	127
Totals	$308,863	$-	$-	$-	$308,863

(1) Interest expense on repurchase agreements is based on current interest rates as of June 30, 2013 and the remaining term of the liabilities existing at that date.

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of June 30, 2013, we had cash and cash equivalents of $6.3 million.  We generated cash flows of $17.8 million from principal and interest payments on our MBS and $1.7 billion from repurchase agreement funding during the six months ended June 30, 2013.

Stockholders’ Equity

On February 13, 2013, we announced the sale of 2,360,000 shares of common stock at a price of $15.00 per share in a public offering.  The proceeds we received before expenses in this sale were $35.4 million.  The offering was completed on February 20, 2013.  On February 14, 2013, the Company’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s initial public offering.  For the six months ended June 30, 2012, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for the Company’s earnings per share computations, as Bimini has been the sole stockholder during the entire period.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. See “Risk Factors — Risks Related to Our Business — We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 22, 2013.

The effect of the actions taken and to be taken by the U.S. Treasury and FHFA remains uncertain. Given the public reaction to the substantial funds made available to Fannie Mae and Freddie Mac, future funding for both is likely to face increased scrutiny. New and recently enacted laws, regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of Agency RMBS and otherwise materially harm our business and operations. See “Risk Factors — Risks Related to Our Business — The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 22, 2013.

The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a significant number of regulations under the Dodd-Frank Act have either not yet been proposed or not yet been adopted in final form, it is not possible for us to predict how the Dodd-Frank Act will impact our business. See “Risk Factors — Risks Related to Our Business — Actions of the U.S. Government for the purpose of stabilizing the financial markets may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 22, 2013.

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

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency RMBS with shorter durations, such as short-term fixed and floating rate CMOs. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may always attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than pass-through Agency RMBS, particularly pass-through Agency RMBS backed by fixed-rate mortgages.

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

Repurchase Agreements

We finance the acquisition of a portion of our Agency RMBS through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest.

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

Capital Expenditures

At June 30, 2013, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends during 2013.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
March 8, 2013	March 25, 2013	March 27, 2013	$0.135	$451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the six months ended June 30, 2013.

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
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.5 14.1
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

Date: August 7, 2013	By:	/s/Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: August 7, 2013	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer and Principal Accounting Officer)