Form 10-Q/A
period 2013-06-30
Orchid Island Capital, Inc.
filed 2013-08-22
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to Orchid Island Capital, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 7, 2013 (the “Form 10-Q”), is to furnish the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T that were inadvertently omitted from the Form 10-Q filing.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.              Exhibits.

Exhibit No.

3.1*
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2*
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1*
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1*
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2*
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3*
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.4*
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.5* 14.1*
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)
Code of Business Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 22, 2013 and incorporated herein by reference)

31.1*	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †

*	Previously included or incorporated by reference in Orchid Island Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013.

†	Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2013	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: August 21, 2013	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer and Principal Accounting Officer)