Form 10-Q
period 2013-09-30
Orchid Island Capital, Inc.
filed 2013-11-04
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares outstanding at November 4, 2013: 3,341,665

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$277,982,323	$109,604,559
Unpledged	53,804,610	5,775,015
Total mortgage-backed securities	331,786,933	115,379,574
Cash and cash equivalents	7,900,956	2,537,257
Restricted cash	2,580,875	449,000
Accrued interest receivable	1,388,496	440,877
Due from affiliates	-	45,126
Receivable for securities sold, pledged to counterparties	41,150,840	-
Prepaid expenses and other assets	671,733	9,122
Total Assets	$385,479,833	$118,860,956

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$301,656,523	$103,941,174
Accrued interest payable	77,697	54,084
Due to affiliates	79,878	-
Payable for unsettled securities purchased	38,720,351	-
Accounts payable, accrued expenses and other	121,183	140,723
Total Liabilities	340,655,632	104,135,981

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of September 30, 2013 and no shares authorized as of December 31, 2012	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 3,341,665 shares issued and outstanding as of September 30, 2013 and 1,000,000 shares authorized,
154,110 shares issued and outstanding as of December 31, 2012	33,417	1,541
Additional paid-in capital	47,619,710	15,409,459
Accumulated deficit	(2,828,926)	(686,025)
Total Stockholders' Equity	44,824,201	14,724,975
Total Liabilities and Stockholders' Equity	$385,479,833	$118,860,956
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income	$6,393,156	$2,224,749	$2,551,199	$696,905
Interest expense	(817,219)	(182,815)	(293,913)	(58,381)
Net interest income	5,575,937	2,041,934	2,257,286	638,524
Realized (losses) gains on mortgage-backed securities	(1,490,712)	115,871	(667,182)	(336)
Unrealized (losses) gains on mortgage-backed securities	(9,072,712)	(758,405)	86,070	156,014
Gains (losses) on Eurodollar futures contracts	4,095,788	(39,500)	(2,271,875)	(14,250)
Net portfolio (loss) income	(891,699)	1,359,900	(595,701)	779,952

Expenses:
Management fees	489,700	185,000	179,500	64,600
Directors' fees and liability insurance	207,309	-	82,924	-
Audit, legal and other professional fees	321,436	133,237	70,949	72,301
Direct REIT operating expenses	137,177	149,923	36,550	49,781
Other administrative	95,580	90,184	31,483	47,862
Total expenses	1,251,202	558,344	401,406	234,544

Net (loss) income	$(2,142,901)	$801,556	$(997,107)	$545,408

Basic and diluted net (loss) income per share	$(0.74)	$0.82	$(0.30)	$0.56

Weighted Average Shares Outstanding	2,900,786	981,665	3,341,665	981,665

Dividends Declared Per Common Share	$0.945	$-	$0.405	$-
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
Nine Months Ended September 30, 2013

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balances, January 1, 2013	$1,541	$15,409,459	$(686,025)	$14,724,975
Net loss	-	-	(2,142,901)	(2,142,901)
Cash dividends declared, $0.945 per share	-	(3,157,873)	-	(3,157,873)
Issuance of common stock pursuant to public offering	23,600	35,376,400	-	35,400,000
Issuance of common stock pursuant to stock dividend	8,276	(8,276)	-	-
Balances, September 30, 2013	$33,417	$47,619,710	$(2,828,926)	$44,824,201
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,142,901)	$801,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Realized and unrealized losses on mortgage-backed securities	10,563,424	642,534
Changes in operating assets and liabilities:
Accrued interest receivable	(907,884)	36,708
Prepaid expenses and other assets	(118,425)	(31,346)
Accrued interest payable	23,613	19,961
Accounts payable, accrued expenses and other	(19,540)	241
Due to affiliates	125,004	213,759
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,523,291	1,683,413

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(489,923,917)	(109,739,149)
Sales	237,375,025	91,041,151
Principal repayments	22,563,699	7,248,554
(Increase) decrease in restricted cash	(2,131,875)	82,625
NET CASH USED IN INVESTING ACTIVITIES	(232,117,068)	(11,366,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	2,423,975,175	389,050,234
Principal payments on repurchase agreements	(2,226,259,826)	(376,803,831)
Cash dividends	(3,157,873)	-
Proceeds from issuance of common stock	35,400,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	229,957,476	12,246,403

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,363,699	2,562,997
CASH AND CASH EQUIVALENTS, beginning of the period	2,537,257	1,891,914
CASH AND CASH EQUIVALENTS, end of the period	$7,900,956	$4,454,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$793,606	$162,854

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$38,720,351	$-
Securities sold settled in later period	$40,955,374	$-
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2013

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, of approximately $2,581,000 at September 30, 2013, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling approximately $449,000 at December 31, 2012, represents cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance reverted to $250,000 per depositor at each financial institution. At September 30, 2013, the Company’s cash deposits exceeded federally insured limits by approximately $7.4 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

The Company records MBS transactions on the trade date.  Security purchases that have not settled as of the balance sheet date are included in the MBS balance with an offsetting liability recorded, whereas securities sold that have not settled as of the balance sheet date are removed from the MBS balance with an offsetting receivable recorded.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, prepaid expenses and other assets, due from/to affiliates, receivable for securities sold, repurchase agreements, accrued interest payable, payable for unsettled securities purchased, accounts payable, accrued expenses and others generally approximates their carrying values as of September 30, 2013 and December 31, 2012 due to the short-term nature of these financial instruments.

Repurchase Agreements

The Company finances the acquisition of the majority of its PT MBS through the use of repurchase agreements under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, the Company accounts for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

Manager Compensation

The Company is externally managed by Bimini Advisors, LLC, a Maryland limited liability company and wholly-owned subsidiary of Bimini (“the Manager” or “Bimini Advisors”).  The Company’s management agreement with the Manager provides for the payment to the Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 12 for the terms of the management agreement.

Earnings Per Share

The Company follows the provisions of FASB ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) is calculated as net income attributable to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents, if any. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

Income Taxes

Bimini has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  Until the closing of its IPO on February 20, 2013, Orchid was a “qualified REIT subsidiary” of Bimini under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ending December 31, 2013, Orchid expects to elect and intends to qualify to be taxed as a REIT.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2013 and December 31, 2012:

(in thousands)
	September 30, 2013	December 31, 2012
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$120,205	$59,485
Adjustable-rate Mortgages	6,150	6,531
Fixed-rate Mortgages	184,662	43,589
Total Pass-Through Certificates	311,017	109,605
Structured MBS Certificates:
Interest-Only Securities	15,371	2,884
Inverse Interest-Only Securities	5,399	2,891
Total Structured MBS Certificates	20,770	5,775
Total	$331,787	$115,380

The following table summarizes the Company’s MBS portfolio as of September 30, 2013 and December 31, 2012, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2013	December 31, 2012
Greater than five years and less than ten years	$1,662	$12,980
Greater than or equal to ten years	330,125	102,400
Total	$331,787	$115,380

The Company generally pledges its MBS assets as collateral under repurchase agreements.  At September 30, 2013 and December 31, 2012, the Company had unpledged securities totaling $53.8 million and $5.8 million, respectively.  The unpledged balance at September 30, 2013 includes unsettled securities purchases with a fair value of approximately $38.8 million that will be pledged as collateral under repurchase agreements on the settlement date in October 2013.

NOTE 3.   REPURCHASE AGREEMENTS

As of September 30, 2013, the Company had outstanding repurchase obligations of approximately $301.7 million with a net weighted average borrowing rate of 0.37%.  These agreements were collateralized by MBS with a fair value, including accrued interest and receivable for securities sold, of approximately $320.0 million.  As of December 31, 2012, the Company had outstanding repurchase obligations of approximately $103.9 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $109.9 million, and cash pledged to counterparties of approximately $0.4 million.

As of September 30, 2013 and December 31, 2012, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2013
Fair market value of securities pledged, including
accrued interest receivable and receivable for
securities sold	$25,386	$192,889	$101,706	$-	$319,981
Repurchase agreement liabilities associated with
these securities	$25,067	$181,002	$95,588	$-	$301,657
Net weighted average borrowing rate	0.35%	0.38%	0.34%	-	0.37%
December 31, 2012
Fair market value of securities pledged, including
accrued interest receivable	$-	$109,863	$-	$-	$109,863
Repurchase agreement liabilities associated with
these securities	$-	$103,941	$-	$-	$103,941
Net weighted average borrowing rate	-	0.49%	-	-	0.49%

If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, receivable for securities sold and cash posted by the Company as collateral. At September 30, 2013, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities and receivable for securities sold) of approximately $18.2 million.  Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at September 30, 2013 and December 31, 2012 is as follows:

(in thousands)
		Weighted
		Average
	Amount	Maturity
Repurchase Agreement Counterparties	at Risk(1)	(in Days)
September 30, 2013
Citigroup Global Markets, Inc.	$6,924	26
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7

(1)
Equal to the fair value of securities sold, cash posted as collateral, receivable for securities sold, plus accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

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

As of September 30, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The table below presents information related to the Company’s Eurodollar futures positions at September 30, 2013.  As of December 31, 2012, the Company had no outstanding futures positions.

(in thousands)

		Average
	Weighted	Contract
	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)
2014	0.47%	262,500	(96)
2015	0.89%	275,000	95
2016	1.86%	250,000	1,286
2017	2.83%	250,000	1,794
2018	3.51%	250,000	1,088
	1.95%		$4,167
Cash posted as collateral, included in restricted cash			$2,581

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions.

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the nine and three months ended September 30, 2013 and 2012.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Eurodollar futures contracts (short positions)	$4,096	$(40)	$(2,272)	$(14)

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

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock during 2013.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
March 8, 2013	March 25, 2013	March 27, 2013	$0.135	$451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125

NOTE 6.  EXPENSES

The table below presents the Company’s operating expenses for the nine and three months ended September 30, 2013 and 2012.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Directors fees and liability insurance	$207,309	$-	$82,924	$-
Legal fees	71,286	-	10,949	-
Other professional fees	250,150	133,237	60,000	72,301
Management fees	489,700	185,000	179,500	64,600
Other direct REIT operating expenses	137,177	149,923	36,550	49,781
Other administrative expenses	95,580	90,184	31,483	47,862
Total expenses	$1,251,202	$558,344	$401,406	$234,544

NOTE 7.  STOCK INCENTIVE PLAN

In October 2012, our Board of Directors adopted and Bimini, then the Company’s sole stockholder, approved, the Orchid Island Capital, Inc. 2012 Equity Incentive Plan (the “Incentive Plan”) to recruit and retain employees, directors and other service providers, including employees of the Manager and other affiliates. The Incentive Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors except that the Company’s full Board of Directors will administer awards made to directors who are not employees of the Company or its affiliates.  The Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of the Company’s common stock that may be issued under the Incentive Plan.  To date, no awards have been made under the Incentive Plan.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2013.

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

NOTE 10.   EARNINGS PER SHARE (EPS)

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2013 and 2012.

(in thousands, except per-share information)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net (loss) income - Basic and diluted	$(2,143)	$802	$(997)	$545
Weighted average common shares:
Common shares outstanding or to be
issued at the balance sheet date	3,342	982	3,342	982
Effect of weighting	(441)	-	-	-
Weighted average shares-basic and diluted	2,901	982	3,342	982
(Loss) income per common share:
Basic and diluted	$(0.74)	$0.82	$(0.30)	$0.56

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed pursuant to the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the nine and three months ended September 30, 2012, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for the EPS computation, as Bimini was the sole stockholder during the entire period.

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

MBS and Eurodollar futures contracts were recorded at fair value on a recurring basis during the nine months ended September 30, 2013 and 2012. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Mortgage-backed securities	$331,787	$-	$331,787	$-
Eurodollar futures contracts	2,581	2,581	-	-
December 31, 2012
Mortgage-backed securities	$115,380	$-	$115,380	$-

During the nine and three months ended September 30, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 12. RELATED PARTY TRANSACTIONS

Management Agreement

The Company entered into a management agreement with Bimini, which provided for an initial term through December 31, 2011 with automatic one-year extension options. The agreement was extended under the option to December 31, 2013, but was terminated at the completion of the Company’s IPO.  At the completion of the IPO, the Company entered into a management agreement with the Manager, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the management agreement, Bimini Advisors will be responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors will receive a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, once the Company’s Equity, as defined in the management agreement, equals $100 million, Bimini Advisors will begin allocating to the Company, it’s pro rata portion of certain overhead costs as defined in the management agreement.  Should the Company terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The Company was obligated to reimburse Bimini for its costs incurred under the original management agreement. In addition, the Company was required to pay Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets. Total expenses recorded during the nine and three months ended September 30, 2013 for the management fee and costs incurred was approximately $504,000 and $180,000, respectively, compared to $250,000 and $86,000, respectively, for the nine and three months ended September 30, 2012.

Payment of Certain Offering Expenses

Bimini Advisors has paid, or has agreed to reimburse Orchid for all offering expenses in connection with the Company’s IPO.  During the year ended December 31, 2012, these expenses were approximately $247,000.  During the nine months ended September 30, 2013, Bimini Advisors paid additional expenses related to this offering of approximately $3,042,000. In addition, during the year ended December 31, 2012, Bimini Advisors paid certain expenses totaling approximately $833,000 on behalf of the Company associated with a failed merger attempt.  The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs or attempted merger costs, therefore they are not included in the Company's financial statements.  At September 30, 2013 and December 31, 2012, the net amount due (to) from affiliates was approximately ($80,000) and $45,000, respectively.

Board Memberships

John B. Van Heuvelen, one of the Company’s independent directors, owns shares of common stock of Bimini. Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Company’s Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini.

Consulting Agreement

In September 2010, the Company entered into a consulting agreement with W Coleman Bitting, who became one of the Company’s independent directors in February 2013. The terms of the consulting agreement provided that Mr. Bitting would advise the Company with respect to financing alternatives, business strategies and related matters as requested during the term of the agreement. In exchange for his services, the consulting agreement provided that the Company pay Mr. Bitting an hourly fee of $150 and reimburse him for all out-of-pocket expenses reasonably incurred in the performance of his services. During the nine months ended September 30, 2013 and 2012, the Company paid Mr. Bitting approximately $3,800 and $12,900, respectively, under this agreement. Mr. Bitting’s consulting agreement was terminated upon completion of the Company’s IPO. The total compensation Mr. Bitting received under the consulting agreement was approximately $115,000.

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

Our business objective is to provide attractive risk-adjusted total returns over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in and strategically allocating capital between the two categories of Agency RMBS described above. We seek to generate income from (i) the net interest margin on our leveraged pass-through Agency RMBS portfolio and the leveraged portion of our structured Agency RMBS portfolio, and (ii) the interest income we generate from the unleveraged portion of our structured Agency RMBS portfolio. We intend to fund our pass-through Agency RMBS and certain of our structured Agency RMBS through short-term borrowings structured as repurchase agreements. Pass-through Agency RMBS and structured Agency RMBS typically exhibit materially different sensitivities to movements in interest rates. Declines in the value of one portfolio may be offset by appreciation in the other. The percentage of capital that we allocate to our two Agency RMBS asset categories will vary and will be actively managed in an effort to maintain the level of income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined portfolios. We believe that this strategy will enhance our liquidity, earnings, book value stability and asset selection opportunities in various interest rate environments.

We intend to qualify and will elect to be taxed as a REIT under the Code commencing with our short taxable year ending December 31, 2013. We generally will not be subject to U.S. federal income tax to the extent that we annually distribute all of our REIT taxable income to our stockholders and qualify as a REIT.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates, borrowing rates and exposure to our lenders;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for investments in Agency RMBS;
•	recent actions taken by the Federal Reserve and the U.S. Treasury; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2013, as compared to the Company’s results of operations for the nine and three months ended September 30, 2012.

Net (Loss) Income Summary

Net loss for the nine months ended September 30, 2013 was $2.1 million, or $0.74 per share. Net income for the nine months ended September 30, 2012 was $0.8 million, or $0.82 per share.  Net loss for the three months ended September 30, 2013 was $1.0 million, or $0.30 per share. Net income for the three months ended September 30, 2012 was $0.5 million, or $0.56 per share.

The components of net (loss) income for the nine and three months ended September 30, 2013 and 2012, along with the changes in those components, are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest income	$6,393	$2,225	$4,168	$2,551	$697	$1,854
Interest expense	(817)	(183)	(634)	(294)	(58)	(236)
Net interest income	5,576	2,042	3,534	2,257	639	1,618
(Losses) gains on MBS and Eurodollar futures	(6,468)	(682)	(5,786)	(2,853)	141	(2,994)
Net portfolio (deficiency) income	(892)	1,360	(2,252)	(596)	780	(1,376)
Expenses	(1,251)	(558)	(693)	(401)	(235)	(166)
Net (loss) income	$(2,143)	$802	$(2,945)	$(997)	$545	$(1,542)

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

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest expense has been adjusted to reflect the effect of our Eurodollar hedges on our interest expense for each period presented. The adjustment to reflect this effect includes only the gains or losses on our Eurodollar futures contracts in effect for the applicable period, whereas the gains or losses on Eurodollar futures contracts reflected in our statements of operations include gains or losses for all Eurodollar futures contracts in effect as of the end of each period in accordance with GAAP.  As of September 30, 2013, we have Eurodollar futures contracts in place through 2018.  Since we have taken short positions on these contracts, when interest rates move higher the value of our short position may increase in value. The opposite would be true if interest rates were to decrease. In fact, if the relevant portion of the yield curve for which we have employed funding hedges is positively sloped and rates remain unchanged, we would expect the value of the short position to decrease in value.  Adjusting our interest expense for the periods presented by the gains on all Eurodollar futures would not accurately reflect our economic interest expense for these periods.  Combining the effects of the Eurodollar positions in place for only the periods presented with the interest expense on repurchase agreements reflects total economic interest expense on these obligations and the economic effect of our hedging strategy for the applicable period.  Interest expense, including the effect of Eurodollar futures contracts for the period, is referred to as economic interest expense. Net interest income, including the effect of Eurodollar futures contracts for the period, is referred to as economic net interest income.

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

The following table presents the effect of our hedging strategy on interest expense and net interest income for the nine and three months ended September 30, 2013 and 2012 and for each quarter during 2013 and 2012.

(dollars in thousands)
	GAAP	Effect of	Economic	GAAP	Economic
	Interest	Eurodollar	Interest	Net Interest	Net Interest
	Expense	Hedges(1)	Expense(2)	Income	Income(3)
Three Months Ended,
September 30, 2013	$294	$(28)	$322	$2,257	$2,229
June 30, 2013	322	(4)	326	2,107	2,103
March 31, 2013	201	(65)	266	1,211	1,146
December 31, 2012	94	(62)	156	379	317
September 30, 2012	58	(28)	86	639	611
June 30, 2012	74	(10)	84	695	685
March 31, 2012	51	(4)	55	708	704
Nine Months Ended,
September 30, 2013	$817	$(97)	$914	$5,575	$5,478
September 30, 2012	183	(42)	225	2,042	2,000

(1)
Reflects the effect of Eurodollar futures contract hedges for only the period presented. For the three month periods ended September 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our statements of operations for GAAP purposes were $(2,271,875) and $(14,250), respectively. For the nine month periods ended September 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our statements of operations for GAAP purposes were $4,095,788 and $(39,500), respectively.

(2)	Calculated by subtracting the effect of Eurodollar hedges from GAAP interest expense.
(3)	Calculated by adding the effect of Eurodollar hedges to GAAP net interest income.

Net Interest Income

During the nine months ended September 30, 2013, we generated $5.5 million of economic net interest income, consisting of a combination of $6.4 million of interest income from MBS assets and $0.9 million of economic interest expense on repurchase liabilities.  For the comparable period ended September 30, 2012, we generated $2.0 million of economic net interest income, consisting of $2.2 million of interest income from MBS assets offset by $0.2 million of economic interest expense on repurchase liabilities.

During the three months ended September 30, 2013, we generated $2.2 million of economic net interest income, consisting of a combination of $2.6 million of interest income from MBS assets and $0.3 million of economic interest expense on repurchase liabilities.  For the three months ended September 30, 2012, we generated $0.6 million of economic net interest income, consisting of $0.7 million of interest income from MBS assets offset by $0.1 million of economic interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, economic interest expense, economic cost of funds, economic net interest income and economic net interest spread for the nine months ended September 30, 2013 and 2012 and for each quarter in 2013 and 2012.

(dollars in thousands)
	Average		Yield on			Average	Economic	Economic
	MBS		Average	Average	Economic	Economic	Net	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held(1)	Income(2)	Securities	Agreements(1)	Expense(3)	Funds	Income(3)	Spread
Three Months Ended,
September 30, 2013	$335,467	$2,551	3.04%	$305,196	$322	0.42%	$2,229	2.62%
June 30, 2013	349,704	2,429	2.78%	312,591	326	0.42%	2,103	2.36%
March 31, 2013	237,820	1,412	2.38%	210,194	266	0.51%	1,146	1.87%
December 31, 2012	91,094	473	2.08%	80,256	156	0.78%	317	1.30%
September 30, 2012	64,378	697	4.33%	53,698	86	0.64%	611	3.69%
June 30, 2012	73,559	769	4.18%	62,407	84	0.54%	685	3.64%
March 31, 2012	70,585	759	4.30%	59,157	55	0.37%	704	3.93%
Nine Months Ended,
September 30, 2013	$307,664	$6,392	2.77%	$275,993	$914	0.44%	$5,478	2.33%
September 30, 2012	69,507	2,225	4.27%	58,421	225	0.51%	2,000	3.76%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 22 and 23 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

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

(3)
Economic interest expense and economic net interest income presented in the table above and the table on page 23 includes the effect of Eurodollar futures contract hedges for only the period presented. For the three month periods ended September 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our statements of operations for GAAP purposes were $(2,271,875) and $(14,250), respectively. For the nine month periods ended September 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our statements of operations for GAAP purposes were $4,095,788 and $(39,500), respectively.

Interest Income and Average Earning Asset Yield

Our interest income for the nine months ended September 30, 2013 and 2012 was $6.4 million and $2.2 million, respectively.  We had average MBS holdings of $307.7 million and $69.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The yield on our portfolio was 2.77% and 4.27% for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, there was a $4.2 million increase in interest income due to a $238.2 million increase in average MBS, partially offset by a 150 basis point decrease in the yield on average MBS for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012.

Our interest income for the three months ended September 30, 2013 and 2012 was $2.6 million and $0.7 million, respectively.  We had average MBS holdings of $335.5 million and $64.4 million for the three months ended September 30, 2013 and 2012, respectively.  The yield on our portfolio was 3.04% and 4.33% for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, there was a $1.9 million increase in interest income due to a $271.1 million increase in average MBS, partially offset by a 129 basis point decrease in the yield on average MBS for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
September 30, 2013	$314,096	$21,371	$335,467	$2,412	$139	$2,551	3.07%	2.60%	3.04%
June 30, 2013	326,977	22,727	349,704	2,514	(85)	2,429	3.08%	(1.51)%	2.78%
March 31, 2013	223,191	14,629	237,820	1,415	(3)	1,412	2.54%	(0.06)%	2.38%
December 31, 2012	84,617	6,477	91,094	597	(124)	473	2.82%	(7.66)%	2.08%
September 30, 2012	56,519	7,859	64,378	410	287	697	2.90%	14.59%	4.33%
June 30, 2012	65,320	8,239	73,559	593	176	769	3.63%	8.56%	4.18%
March 31, 2012	61,936	8,649	70,585	530	229	759	3.43%	10.56%	4.30%
Years Ended,
September 30, 2013	$288,088	$19,576	$307,664	$6,341	$51	$6,392	2.93%	0.35%	2.77%
September 30, 2012	61,258	8,249	69,507	1,533	692	2,225	3.34%	11.17%	4.27%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $276.0 million and $58.4 million and total economic interest expense of $0.9 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. Our average economic cost of funds was 0.44% and 0.51% for nine months ended September 30, 2013 and 2012, respectively.  There was a 7 basis point decrease in the average economic cost of funds and a $217.6 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

We had average outstanding repurchase agreements of $305.2 million and $53.7 million and total economic interest expense of $0.3 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Our average economic cost of funds was 0.42% and 0.64% for three months ended September 30, 2013 and 2012, respectively.  There was a 22 basis point decrease in the average economic cost of funds and a $251.5 million increase in average outstanding repurchase agreements during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average economic cost of funds was 23 basis points above average one-month LIBOR and 2 basis points above average six-month LIBOR for the quarter ended September 30, 2013. The average term to maturity of the outstanding repurchase agreements increased from 15 days at December 31, 2012 to 24 days at September 30, 2013.

The table below presents the average repurchase agreements outstanding, economic interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2013 and 2012 and for each quarter in 2013 and 2012.

(dollars in thousands)
						Average	Average
						Economic	Economic
	Average					Cost of Funds	Cost of Funds
	Balance of	Economic	Average	Average	Average	Relative to	Relative to
	Repurchase	Interest	Economic	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
September 30, 2013	$305,196	$322	0.42%	0.19%	0.40%	0.23%	0.02%
June 30, 2013	312,591	326	0.42%	0.20%	0.43%	0.22%	(0.01)%
March 31, 2013	210,194	266	0.51%	0.21%	0.48%	0.30%	0.03%
December 31, 2012	80,256	156	0.78%	0.22%	0.59%	0.56%	0.19%
September 30, 2012	53,698	86	0.64%	0.23%	0.70%	0.41%	(0.06)%
June 30, 2012	62,407	84	0.54%	0.24%	0.74%	0.30%	(0.20)%
March 31, 2012	59,157	55	0.37%	0.26%	0.76%	0.11%	(0.39)%
Nine Months Ended,
September 30, 2013	$275,993	$914	0.44%	0.20%	0.44%	0.24%	0.00%
September 30, 2012	58,421	225	0.51%	0.25%	0.73%	0.26%	(0.22)%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2013 and 2012.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Realized (losses) gains on sales of MBS	$(1,491)	$116	$(1,607)	$(667)	$-	$(667)
Unrealized (losses) gains on MBS	(9,073)	(758)	(8,315)	86	156	(70)
Total (losses) gains on MBS	(10,564)	(642)	(9,922)	(581)	156	(737)
Gains (losses) on Eurodollar futures	4,096	(40)	4,136	(2,272)	(14)	(2,258)

During the nine months ended September 30, 2013 and 2012, the Company received proceeds of $237.4 million and $91.0 million, respectively, from the sales of MBS.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

In May and again in June of 2013, the Federal Reserve hinted to the markets that it would begin to taper its quantitative easing program, possibly as soon as Fall 2013. The quantitative easing program involves the purchase of $40 billion Agency MBS and $45 billion US Treasury securities per month by the Federal Reserve.  The US Treasury and Agency MBS markets reacted strongly to this news and interest rates rose by approximately 100 basis points from early May levels in the case of the 10 year US Treasury note.

With the release of improving economic data during the third quarter, interest rates continued to rise, with the yield on the 10 year US Treasury reaching 3.0% in early September 2013.  However data later in the quarter was less robust and the Federal Reserve did not taper their asset purchases as expected.  Subsequently, the treasury market rallied into quarter end, and the benchmark interest rates at the end of the third quarter were not materially different from levels at the end of the second quarter.

This market activity initially had an adverse effect on our pass-through portfolio since the prices of MBS assets generally move in an inverse relationship to interest rates.  Conversely, our interest only structured securities rose in price as the market anticipated slower prepayment rates as a result of higher mortgage rates.  By the end of the quarter, when interest rates ended essentially unchanged from the second quarter, the value of our MBS assets were not materially different than where they were at the beginning of the quarter.  The table below presents historical interest rate data for each quarter end during 2013 and 2012.

		15 Year	30 Year
	10 Year	Fixed-Rate	Fixed-Rate
As of,	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)
September 30, 2013	2.62%	3.52%	4.49%
June 30, 2013	2.48%	3.17%	4.07%
March 31, 2013	1.85%	2.76%	3.57%
December 31, 2012	1.76%	2.66%	3.35%
September 30, 2012	1.64%	2.78%	3.47%
June 30, 2012	1.66%	2.95%	3.68%
March 31, 2012	2.22%	3.20%	3.95%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

Expenses

Total operating expenses were $1.3 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively, and $0.4 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively.  The table below provides a breakdown of operating expenses for the nine and three months ended September 30, 2013 and 2012.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Directors fees and liability insurance	$207	$-	$207	$83	$-	$83
Legal fees	71	-	71	11	-	11
Other professional fees	250	133	117	60	72	(12)
Management fees	490	185	305	180	65	115
Other direct REIT operating expenses	137	150	(13)	37	50	(13)
Other expenses	96	90	6	31	48	(17)
Total expenses	$1,251	$558	$693	$402	$235	$167

Under the terms of a management agreement that was in effect during all of 2012 and through the date of the IPO, the Company paid Bimini a monthly management fee equal to 1/12 of 1.50% per annum of the Stockholders’ Equity (as defined in the management agreement) of the Company.  In addition, the Company paid Bimini a monthly fee of $7,200, which represented an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets.  At the completion of the IPO, the Company entered into a management agreement with Bimini Advisors, LLC, a wholly owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the new management agreement, overhead costs will not be allocated to the Company until its Equity, as defined, equals or exceeds $100 million for the first time.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2013, our MBS portfolio consisted of $331.8 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.31%.  During the nine months ended September 30, 2013, we received principal repayments of $22.6 million compared to $7.2 million for the nine months ended September 30, 2012.  The average prepayment speeds for the quarters ended September 30, 2013 and 2012 were 12.6% and 25.0%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2013	6.5	28.2	12.6
June 30, 2013	6.5	29.8	16.3
March 31, 2013	9.2	33.0	20.0
December 31, 2012	1.1	42.3	28.6
September 30, 2012	4.2	38.7	25.0
June 30, 2012	0.2	41.4	38.7
March 31, 2012	11.0	31.2	23.8

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of September 30, 2013 and December 31, 2012:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2013
Adjustable Rate MBS	$6,150	1.9%	4.04%	248	1-Sep-35	4.71	10.05%	2.00%
Fixed Rate MBS	184,662	55.7%	3.62%	310	1-Sep-43	NA	NA	NA
Hybrid Adjustable Rate MBS	120,205	36.2%	2.56%	352	1-Aug-43	111.61	7.56%	2.00%
Total Mortgage-backed Pass-through	311,017	93.8%	3.22%	325	1-Sep-43	106.41	7.68%	2.00%
Interest-Only Securities	15,371	4.6%	4.32%	236	20-Oct-42	NA	NA	NA
Inverse Interest-Only Securities	5,399	1.6%	5.91%	319	15-Dec-40	NA	6.09%	NA
Total Structured MBS	20,770	6.2%	4.73%	258	20-Oct-42	NA	NA	NA
Total Mortgage Assets	$331,787	100.0%	3.31%	321	1-Sep-43	NA	NA	NA
December 31, 2012
Adjustable Rate MBS	$6,531	5.7%	4.20%	258	1-Sep-35	3.46	10.04%	2.00%
Fixed Rate MBS	43,589	37.8%	3.24%	181	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	59,485	51.5%	2.69%	357	1-Nov-42	100.51	7.69%	2.00%
Total Mortgage-backed Pass-through	109,605	95.0%	3.00%	281	1-Nov-42	90.91	7.93%	2.00%
Interest-Only Securities	2,884	2.5%	3.52%	151	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,891	2.5%	6.13%	309	25-Nov-40	NA	6.34%	NA
Total Structured MBS	5,775	5.0%	4.83%	230	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$115,380	100.0%	3.09%	278	1-Nov-42	NA	NA	NA

(in thousands)
	September 30, 2013		December 31, 2012
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$203,477	61.33%	$113,235	98.14%
Freddie Mac	107,876	32.51%	2,145	1.86%
Ginnie Mae	20,434	6.16%	-	-
Total Portfolio	$331,787	100.00%	$115,380	100.00%

	September 30, 2013	December 31, 2012
Weighted Average Pass Through Purchase Price	$104.71	$105.65
Weighted Average Structured Purchase Price	$11.77	$9.91
Weighted Average Pass Through Current Price	$101.87	$105.81
Weighted Average Structured Current Price	$13.37	$7.84
Effective Duration (1)	4.614	1.209

(1) Effective duration of 4.614 indicates that an interest rate increase of 1.0% would be expected to cause a 4.614% decrease in the value of the MBS in the Company’s investment portfolio at September 30, 2013.  An effective duration of 1.209 indicates that an interest rate increase of 1.0% would be expected to cause a 1.209% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012. These figures include the structured securities in the portfolio but not the effect of the Company’s funding cost hedges.

The following table presents details related to portfolio assets acquired during the nine months ended September 30, 2013 and 2012.  We account for our securities transactions on a trade-date basis, and as such, the amounts presented for the nine months ended September 30, 2013 includes $38.7 million on asset acquisitions that settled subsequent to the balance sheet date.

(in thousands)
	2013			2012
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$494,357	104.39	2.25%	$106,610	104.95	1.76%
Structured MBS	34,248	15.60	4.21%	3,129	9.43	17.27%

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

The duration of our IO and inverse interest only IIO portfolios will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2013, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’s effective duration to movements in interest rates.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$6,150	$98	$(153)	$(315)	1.60%	(2.49)%	(5.12)%
Hybrid Adjustable Rate MBS	120,205	4,364	(6,578)	(13,378)	3.63%	(5.47)%	(11.13)%
Fixed Rate MBS	184,662	8,414	(11,159)	(22,058)	4.56%	(6.04)%	(11.95)%
Interest-Only MBS	15,371	(2,548)	1,541	2,007	(16.58)%	10.03%	13.06%
Inverse Interest-Only MBS	5,399	(3)	(598)	(1,482)	(0.05)%	(11.08)%	(27.45)%
Total MBS Portfolio	$331,787	$10,325	$(16,947)	$(35,226)	3.11%	(5.11)%	(10.62)%

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts	$4,375,000	$(8,921)	$10,938	$21,875	(0.83)%	1.02%	2.04%

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

Repurchase Agreements

As of September 30, 2013, we had established borrowing facilities in the repurchase agreement market with nine counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of September 30, 2013, we had funding in place with all nine counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2013, we had obligations outstanding under the repurchase agreements of approximately $301.7 million with a net weighted average borrowing cost of 0.37%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 1 to 53 days, with a weighted average remaining maturity of 24 days.  Securing the repurchase agreement obligations as of September 30, 2013, are MBS with an estimated fair value, including accrued interest, of approximately $320.0 million and a weighted average maturity of 315 months. Through November 4, 2013, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2013 with maturities through January 10, 2014.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2013 and 2012.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
September 30, 2013	$301,657	$305,196	$(3,539)	(1.16)%
June 30, 2013	308,735	312,591	(3,856)	(1.23)%
March 31, 2013	316,446	210,194	106,252	50.55	%(a)
December 31, 2012	103,941	80,256	23,685	29.51	%(b)
September 30, 2012	56,571	53,698	2,873	5.35%
June 30, 2012	50,825	62,407	(11,582)	(18.56	)%(c)
March 31, 2012	73,988	59,157	14,831	25.07	%(d)

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

(c)
The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards Structured MBS that were not funded through the repo market.  During the quarter ended June 30, 2012, the Company’s investment in PT MBS decreased $23.8 million.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we could then call our repo counterparty and have excess margin returned to us.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.  At September 30, 2013, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.45% of the estimated fair value of the underlying collateral.

As discussed earlier, we invest a portion of our capital in structured Agency RMBS.  We do not fund these investments in the repurchase market but instead purchase directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since inception.  However, we have and may continue to pledge a portion of our structured MBS in order to raise our cash levels.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$301,657	$-	$-	$-	$301,657
Interest expense on repurchase agreements(1)	146	-	-	-	146
Totals	$301,803	$-	$-	$-	$301,803

(1) Interest expense on repurchase agreements is based on current interest rates as of September 30, 2013 and the remaining term of the liabilities existing at that date.

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of September 30, 2013, we had cash and cash equivalents of $7.9 million.  We generated cash flows of $28.0 million from principal and interest payments on our MBS and had average repurchase agreements outstanding of $276.0 million during the nine months ended September 30, 2013.

Stockholders’ Equity

On February 13, 2013, we announced the sale of 2,360,000 shares of common stock at a price of $15.00 per share in a public offering.  The proceeds we received before expenses in this sale were $35.4 million.  The offering was completed on February 20, 2013.  On February 14, 2013, our Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed pursuant to the dividend were issued to Bimini on February 20, 2013, immediately prior to our initial public offering.  For the nine months ended September 30, 2012, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for our earnings per share computations, as Bimini has been the sole stockholder during the entire period.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. As the economy has slowly recovered home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures are slowly being worked off.  The combination of recovering home prices, attractive financing levels – albeit with still tight lending standards - and decreasing liquidations of home via foreclosures have resulted in an acceleration in refinancing activity.  See “Risk Factors — Risks Related to Our Business — We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 22, 2013.

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC), formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Corker-Warner Bill”) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

As currently drafted, the Corker-Warner Bill has three key provisions:

i.           the establishment of the Federal Mortgage Insurance Corporation (the “FMIC”);
ii.           the creation of a Mortgage Insurance Fund (the “Fund”); and
iii.           the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (the “FDIC”) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.

The FHFA would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA.

In the event losses due to default on underlying mortgages exceed the first position losses of private credit investors in securities issued by the FMIC, the FMIC would cover such losses out of the Fund. The Corker-Warner Bill specifies that the FMIC would endeavor to attain a reserve balance of 1.25% of the aggregate outstanding principal balance of covered securities within five years of the establishment of the FMIC and 2.50% of such amount within ten years of the establishment of the FMIC. The Fund would be paid with insurance premiums, akin to user fees, paid by private investors with various reporting and transparency requirements.

As currently proposed, the Corker-Warner Bill would revoke the charters of Fannie Mae and Freddie Mac upon the establishment of the FMIC. Fannie Mae and Freddie Mac would wind down as expeditiously as possible while maximizing returns to taxpayers as their assets are sold off.

On July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the FHFA and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility whose mission would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration (“FHA”), targeting its mission specifically to first-time borrowers and low- and moderate- income borrowers except in periods of significant credit contraction.

There is no way to know if either proposal will become law or, should one of the proposals become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how this proposal would impact housing finance, and what impact, if any, it would have on mortgage REITs.

The effect of the actions taken and to be taken by the U.S. Treasury, Congress or FHFA remains uncertain. Given the public reaction to the substantial funds made available to Fannie Mae and Freddie Mac, future funding for both is likely to face increased scrutiny. New and recently enacted laws, regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of Agency RMBS and otherwise materially harm our business and operations. See “Risk Factors — Risks Related to Our Business — The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 22, 2013.

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

The Federal Reserve Open Market Committee (the “FOMC”) meeting minutes released on April 10, 2013 revealed that the FOMC had begun considering when the Federal Reserve should begin tapering the pace of Agency RMBS purchases set in September 2012.  The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper such purchase as early as June 2013.  In minutes released on June 25, 2013, the FOMC stated that the Federal Reserve would begin to scale back Agency RMBS purchases later in 2013 and that such purchases would cease entirely when the unemployment rate reached 7%.  On October 30, 2013, the FOMC announced that it would continue reinvesting principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS and U.S. Treasury securities at the current pace indefinitely.  The FOMC believes that these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help control the rate of inflation.  The October 30, 2013 announced provided no additional guidance as to when tapering might begin.

Although historically correlated with movements in the Federal Funds Rate, European inter-bank lending rates, specifically LIBOR, are independently affected by the fiscal and budgetary problems of the member countries of the European Union. In recent years, the European Central Bank, International Monetary Fund and member countries have provided emergency funding mechanisms to support members facing the inability to raise new debt at acceptable levels (such as Greece, Ireland, Portugal and Spain). To the extent this crisis persists or worsens, LIBOR may increase substantially.

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

Prepayment Rates, Refinancings and Loan Modification Programs

As a result of the Federal Reserve’s interest rate policy and global economic conditions, prevailing interest rates, especially mortgage interest rates, are at historically low levels. Generally, lower mortgage interest rates leads to increased refinancings and, consequently, prepayments on mortgages and RMBS. In addition to the proposed reforms and/or changes of Fannie Mae and Freddie Mac suggested by the U.S. Treasury and the FHFA, Congress has to date introduced three legislative proposals that seek to provide changes to the current housing finance infrastructure.  However, as a result of the continuing depressed levels of home prices (due in part to the supply of new and existing homes for sale, plus the “shadow” inventory of homes expected to be on the market as a result of future foreclosures) and the tighter underwriting standards of lenders, refinancing activity has yet to react to prevailing interest rate incentives available to borrowers as market participants expected.

To further stimulate the level of refinancing activity, the Obama administration has instituted programs to assist borrowers struggling with their mortgage payments or unable to refinance. For example, the government has expanded the HARP program, which is a program whereby eligible borrowers who owe more money on their mortgage loans than the value of their homes (commonly known as being “underwater” on a mortgage loan) can receive assistance refinancing their mortgage loans by loosening the eligibility requirements for refinancing. On April 11, 2013, the FHFA extended the HARP program by two years to December 31, 2015.  In response to the expanded HARP program, Fannie Mae and Freddie Mac have announced guidelines for compliance with the expanded program.

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

Capital Expenditures

At September 30, 2013, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends during 2013.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
March 8, 2013	March 25, 2013	March 27, 2013	$0.135	$451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125

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

Jumpstart Our Business Startups Act of  2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.  We have elected to “opt out” of this provision and, as a result, we will be required to comply with new or revised accounting standards as required when they are adopted.  The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not party to any material pending legal proceedings.

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 22, 2013 with the SEC.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.              Exhibits.

Exhibit No.

31.1*	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	Furnished herewith.

†
Submitted electronically herewith.  Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934 and otherwise is not subject to liability under these sections

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2013	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: November 4, 2013	By:	/s/ G. Hunter Haas
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer and Principal Accounting Officer)