Form 10-K
period 2013-12-31
Orchid Island Capital, Inc.
filed 2014-02-21
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2013 the aggregate market value of the common stock held by nonaffiliates was $26,535,271

Number of shares outstanding at February 21, 2014: 5,411,665

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2014 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	mortgage loan modification programs and future legislative action;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
•	our ability to make distributions to our stockholders in the future;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act;
•	our ability to maintain the listing of our common stock on the NYSE MKT;
•	market trends;
•	changes in interest rates;
•	changes in the yield curve;
•	changes in prepayment rates;
•	changes in market value of our assets;
•	changes in business conditions and the general economy;
•	expected capital expenditures; and
•	the impact of technology on our operations and business.

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

PART I
ITEM 1. BUSINESS

Our Company

Orchid Island Capital, Inc., a Maryland corporation (“Orchid,” the “Company,” “we” or “us”), is a specialty finance company that invests in residential mortgage-backed securities (“RMBS”). The principal and interest payments of these RMBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation, (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) and are backed primarily by single-family residential mortgage loans. We refer to these types of RMBS as Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS and (ii) structured Agency RMBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only (“POs”), among other types of structured Agency RMBS. Our website is located at http://www.orchidislandcapital.com.  Information on our website is not part of this Annual Report on Form 10-K.

We were formed by Bimini Capital Management, Inc. (sometimes referred to herein as “Bimini”) in August 2010, commenced operations on November 24, 2010 and completed our initial public offering on February 20, 2013. Bimini is currently our largest stockholder. On February 14, 2013, we listed our common stock on the NYSE MKT and trade under the symbol “ORC.”

Bimini managed our portfolio from our inception through the completion of our initial public offering on February 20, 2013.  Upon completion of the offering, we became externally managed by Bimini Advisors, LLC (“Bimini Advisors,” or the “Manager”). Our Manager is an investment advisor registered with the Securities and Exchange Commission (“SEC”). Additionally, our Manager is a wholly-owned subsidiary of Bimini, which has a long track record of managing investments in Agency RMBS.

We are organized and conduct our operations to qualify, and will elect to be taxed, as a real estate investment trust, or “REIT”, for federal income tax purposes commencing with our short taxable year ended December 31, 2013 upon the filing of our federal income tax return for the year.  We generally will not be subject to income taxes on our net taxable income to the extent we currently distribute our net taxable income to our stockholders and maintain our REIT qualification.

Our Manager

Upon completion of our initial public offering, we became externally managed and advised by Bimini Advisors and its experienced RMBS investment team pursuant to the terms of a management agreement.  Our Manager is a Maryland limited liability company that is a wholly-owned subsidiary of Bimini. We believe our relationship with our Manager enables us to leverage our Manager’s established portfolio management resources for each of our targeted asset classes and its infrastructure supporting those resources.  Additionally, we have benefitted and expect to continue to benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager’s parent, Bimini commenced active investment management operations in 2003, as it self-manages its own portfolio.

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

We fund our pass-through Agency RMBS and certain of our structured Agency RMBS, such as fixed and floating rate tranches of CMOs and POs, through repurchase agreements. However, we generally do not employ leverage on our structured Agency RMBS that have no principal balance, such as IOs and IIOs. We may pledge a portion of these assets to increase our cash balance, but we do not intend to invest the cash derived from pledging the assets. Otherwise, we do not use leverage in these instances because the securities contain structural leverage.

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

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:

•
Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make fixed-rate mortgages price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.

•
ARMs. ARMs are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular intervals (for example, once per year). We refer to such ARMs as “traditional” ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates and, consequently, are less likely to experience significant price volatility.

•
Hybrid Adjustable-Rate Mortgages. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, seven or ten years, and thereafter reset periodically like a traditional ARM. Effectively, such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a traditional ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be high.

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

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, LIBOR rates and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
POs. POs represent the stream of principal payments on a pool of mortgages. Holders of POs have no claim to any interest payments, although the ultimate amount of principal to be received over time is known — it equals the principal balance of the underlying pool of mortgages. What is not known is the timing of the receipt of the principal payments. The value of POs depends primarily on two factors, which are prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments, making POs highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

Our investment strategy consists of the following components:

•
investing in pass-through Agency RMBS and certain structured Agency RMBS, such as fixed and floating rate tranches of CMOs and POs, on a leveraged basis to increase returns on the capital allocated to this portfolio;

•
investing in certain structured Agency RMBS, such as IOs and IIOs, generally on an unleveraged basis in order to (i) increase returns due to the structural leverage contained in such securities, (ii) enhance liquidity due to the fact that these securities will be unencumbered or, when encumbered, retain the cash from such borrowings and (iii) diversify portfolio interest rate risk due to the different interest rate sensitivity these securities have compared to pass-through Agency RMBS;

•	investing in Agency RMBS in order to minimize credit risk;
•	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended, ( the “Investment Company Act”); and
•	investing in assets that will allow us to qualify and maintain our qualification as a REIT.

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

We intend to qualify as a REIT and operate in a manner that will not subject us to regulation under the Investment Company Act. In order to rely on the exemption provided by Section 3(c)(5)(C) under the Investment Company Act, we must maintain at least 55% of our assets in qualifying real estate assets. For purposes of this test, structured Agency RMBS are non-qualifying real estate assets. Accordingly, while we have no explicit limitation on the amount of our capital that we will deploy to the unleveraged structured Agency RMBS portfolio, we will deploy our capital in such a way so as to maintain our exemption from registration under the Investment Company Act.

Financing Strategy

We borrow against our Agency RMBS using short term repurchase agreements. We may use other sources of leverage, such as secured or unsecured debt or issuances of preferred stock. We do not have a policy limiting the amount of leverage we may incur. However, we generally expect that the ratio of our total liabilities compared to our equity, which we refer to as our leverage ratio, will be less than 12 to 1. Our amount of leverage may vary depending on market conditions and other factors that we deem relevant.

We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio will be leveraged generally via repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage will be a function of the capital allocated to the pass-through Agency RMBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency RMBS portfolio is high, the leverage ratio will be high since more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower since our lenders will lend less against the value of the capital deployed to the pass-through Agency RMBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

•
The relative durations of the respective portfolios — We generally seek to have a combined duration at or near zero. If our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio to achieve a combined duration close to zero.

•
The relative attractiveness of pass-through securities versus structured securities — To the extent we believe the expected returns of one type of security are higher than the other, we will allocate more capital to the more attractive securities, subject to the caveat that its combined duration remains at or near zero.

•
Liquidity — We seek to maintain adequate cash and unencumbered securities relative to our repurchase agreement borrowings to ensure we can meet any price or prepayment related margin calls from our lenders. To the extent we feel price or prepayment related margin calls will be higher/lower, we will allocate less/more capital to the pass-through Agency RMBS portfolio. Our pass-through Agency RMBS portfolio likely will be our only source of price or prepayment related margin calls because we generally will not apply leverage to our structured Agency RMBS portfolio. From time to time we may pledge a portion of our structured securities and retain the cash derived so it can be used to enhance our liquidity.

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

Eurodollar Futures Contracts. We enter into Eurodollar futures contracts to economically hedge against the possibility that rising rates may adversely impact our repurchase agreement liabilities.  Repurchase agreements are structured such that the rate resets on a short term basis, and selling Eurodollar futures in a rising rate environment works to offset the funding costs associated with repurchase agreements.

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

To the extent we are unable to adequately manage our interest rate exposure and are subjected to substantial margin calls, we may be forced to sell assets at an inopportune time which in turn could impair our liquidity and reduce our borrowing capacity and book value.

Tax Structure

Upon filing our federal income tax return for our short taxable year ended December 31, 2013, we will elect to be taxed as a REIT. Our qualification as a REIT, and the maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the U.S. Internal Revenue Code (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we intend to continue to operate in a manner that will enable us to meet the requirements for qualification and taxation as a REIT.

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

Employees

We have no employees.  We are externally managed and advised by our Manager pursuant to a management agreement as discussed below.

Competition

Our net income largely depends on our ability to acquire Agency RMBS at favorable spreads over our borrowing costs.  When we invest in Agency RMBS and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets, the Federal Reserve Bank and other governmental entities or government-sponsored entities. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage related securities, resulting in higher prices and lower yields on assets.

Distributions

To maintain a qualification as a REIT, we must distribute substantially all of our REIT taxable income (as defined in the Code) to our stockholders for each year.  We plan to continue to declare and pay regular monthly dividends to our stockholders.

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

Risks Related to Our Business

The U.S. Federal Reserve’s recent announcement that it would reduce its monthly purchases pursuant to QE3 could impact the market for and value of the Agency RMBS in which we invest as well as our net asset value and net interest margin.

On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing (“QE3”), which is an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. In December 2012, the U.S. Federal Reserve announced that it would begin buying $45 billion of long-term Treasury bonds each month. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of Agency RMBS by $5 billion per month and reduce its purchases of Treasury bonds by $5 billion per month beginning in January 2014.  On January 29, 2014, the U.S. Federal Reserve announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds to take effect in February 2014.

The immediate effect of the announcement of QE3 was an increase in Agency RMBS prices. Since the initial price spike, prices for all securities have receded below the price levels that existed before the announcement of QE3. It is unclear what effect, if any, the incremental reduction in the rate of the U.S. Federal Reserve’s monthly purchases will have on the value of the Agency RMBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our net asset value and net interest margin could be negatively affected.

Adverse developments in the broader residential mortgage market may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns over the past few years. In addition, certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency RMBS. As a result, values for RMBS, including some Agency RMBS and other AAA-rated RMBS assets, have been negatively impacted at times. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency RMBS in which we invest.

We rely on our Agency RMBS as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all or maintain our compliance with terms of any financing arrangements already in place. Additionally, we have elected to account for our investment in RMBS under the fair value option and, therefore, such investment will be reported on our financial statements at fair value with unrealized gains or losses included in earnings. If market conditions result in a decline in the value of our Agency RMBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

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

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, which could materially adversely affect us if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives.

While the two bills are distinguishable in many respects, they have some notable commonalities. Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage back securities. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency RMBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

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

    In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to pass-through Agency RMBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

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

We rely on analytical models, and information and other data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and in connection with our asset management activities. If our models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks.

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

We calculate our leverage ratio by dividing our total liabilities by total equity at the end of each period.  Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency RMBS and a portion of our structured Agency RMBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency RMBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders. For example:

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

Because of the foregoing risks, our hedging activity could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as Eurodollar futures contracts, are traded may require us to post additional collateral against our hedging instruments. In response to the U.S. approaching its debt ceiling without resolution and the government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the debt ceiling and reopen the government, which allowed time for broader negotiations concerning budgetary issues. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire Agency RMBS at favorable spreads over our borrowing costs. In acquiring Agency RMBS, we compete with a variety of institutional investors, including other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, other entities that purchase Agency RMBS, the Federal Reserve, other governmental entities and government-sponsored entities, many of which have greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, competition for investments in Agency RMBS may lead the price of such investments to increase, which may further limit our ability to generate desired returns. As a result, we may not be able to acquire sufficient Agency RMBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Actions of the U.S. Government for the purpose of stabilizing the financial markets may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The U.S. Government, through the Federal Reserve, the U.S. Treasury, the SEC, the Federal Housing Administration, or the FHA, the Federal Deposit Insurance Corporation, or the FDIC, and other governmental and regulatory bodies has taken or is considering taking various actions to address the recent financial crisis. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as such, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Although we are an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised accounting standards, and such election is irrevocable. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Our obligation to comply with the requirements of the Sarbanes-Oxley Act of 2002 will increase.

As long as we remain an emerging growth company, as that term is defined in the JOBS Act, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

Management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements in future years. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our common stock.

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

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank’s liquidity measurement.

U.S. regulators have elected to implement substantially all of the Basel III standards. Financial institutions will have until 2019 to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

Shortly after approving the Basel III standards, U.S. regulators also issued a notice of proposed rule-making calling for enhanced supplementary leverage ratio standards, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. The enhanced standards are currently subject to public comment, and there can be no assurance that they will be adopted or, if adopted, that they will resemble the current proposal. Adoption and implementation of the Basel III standards and the supplemental regulatory standards proposed by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

Our Board of Directors has adopted investment guidelines that require that any investment transaction between us and Bimini or any affiliate of Bimini receive the prior approval of a majority of our independent directors. However, this policy will not eliminate the conflicts of interest that our officers will face in making investment decisions on behalf of Bimini and us. Further, we do not have any agreement or understanding with Bimini that would give us any priority over Bimini or any of its affiliates. Accordingly, we may compete for access to the benefits that we expect our relationship with our Manager and Bimini to provide.

We are completely dependent upon our Manager and certain key personnel of Bimini who provide services to us through the management agreement, and we may not find suitable replacements for our Manager and these personnel if the management agreement is terminated or such key personnel are no longer available to us.

We are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Because we do not have any employees or separate facilities, we are reliant on our Manager to provide us with the personnel, services and resources necessary to carry out our day-to-day operations. Our management agreement does not require our Manager to dedicate specific personnel to our operations or a specific amount of time to our business. Additionally, because we are affiliated with Bimini, we may be negatively impacted by an event or factors, including ongoing and potential legal proceedings against Bimini and its subsidiaries, that negatively impacts or could negatively impact Bimini’s business or financial condition.

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

From time to time Bimini may seek to purchase for itself the same or similar assets that our Manager seeks to purchase for us, or our Manager may seek to purchase the same or similar assets for us as it does for other accounts that may be managed by our Manager in the future. In such an instance, our Manager has no duty to allocate such opportunities in a manner that preferentially favors us. Bimini and our Manager make available to us opportunities to acquire assets that they determine, in their reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with the Investment Allocation Agreement.

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

We are subject to conflicts of interest arising out of our relationships with Bimini and our Manager. All of our executive officers are employees of Bimini. As a result, our officers may have conflicts between their duties to us and their duties to Bimini or our Manager.

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

Acquisitions made for entities with similar objectives may be different from those made on our behalf. Bimini may have economic interests in or other relationships with others whose obligations or securities we may acquire. In particular, such persons may make and/or hold an investment in securities that we acquire that may be pari passu, senior or junior in ranking to our interest in the securities or in which partners, security holders, officers, directors, agents or employees of such persons serve on the board of directors or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities and otherwise create conflicts of interest. In such instances, our Manager may, in its sole discretion, make recommendations and decisions regarding such securities for other entities that may be the same as or different from those made for us with respect to such securities and may take actions (or omit to take actions) in the context of these other economic interests or relationships that may have consequences adverse to our interests.

The officers of Bimini and our Manager devote as much time to us as our Manager deems appropriate. However, these officers may have conflicts in allocating their time and services among us, Bimini and our Manager. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager’s officers and Bimini’s employees, Bimini and other entities for which our Manager may serve as a manager in the future will likewise require greater focus and attention, placing our Manager’s and Bimini’s resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.

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

As of February 21, 2014, Bimini owns approximately 18.1% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

Our Manager has not assumed any responsibility other than to render the services called for under the management agreement in good faith and is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations, including as set forth in the investment guidelines. Our Manager and its affiliates, and the directors, officers, employees, members and stockholders of our Manager and its affiliates, will not be liable to us, our Board of Directors or our stockholders for any acts or omissions performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under the management agreement. We have agreed to indemnify our Manager and its affiliates, and the directors, officers, employees, members and stockholders of our Manager and its affiliates, with respect to all expenses, losses, damages, liabilities, demands, charges and claims in respect of or arising from any acts or omissions of our Manager, its affiliates, and the directors, officers, employees, members and stockholders of our Manager and its affiliates, performed in good faith under the management agreement and not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties. Therefore, our stockholders have no recourse against our Manager with respect to the performance of investments made in accordance with the management agreement.

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

We intend to continue to make monthly distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions might be harmed by the risk factors described in this prospectus. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition, qualifying and maintaining our qualification as a REIT and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future. To the extent that we decide to pay distributions from the proceeds of a securities offerings, such distributions would generally be considered a return of capital for U.S. federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2012 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2012 Equity Incentive Plan of 4,000,000 shares of common stock. Bimini currently owns 981,665 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

An increase in market interest rates may cause a material decrease in the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and returns that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to adversely affect the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.

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

If we fail to qualify for this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and our ability to distribute dividends. For example, if the market value of our investments in CMOs or structured Agency RMBS, neither of which are qualifying real estate assets for Investment Company Act purposes, were to increase by an amount that resulted in less than 55% of our assets being invested in pass-through Agency RMBS, we might have to sell CMOs or structured Agency RMBS in order to maintain our exemption from the Investment Company Act. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable.

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

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (in some cases the fund’s directors) to be regulated as “commodity pool operators” (“CPOs”). Under new rules adopted by the U.S. Commodity Futures Trading Commission, (the “CFTC”), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association (the “NFA”). Registration requires compliance with the CFTC’s regulations and the NFA’s rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC’s Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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

We have elected to opt-out of these provisions of the MGCL, in the case of the business combination provisions, by resolution of our Board of Directors (provided that such business combination is first approved by our Board of Directors, including a majority of our directors who are not affiliates or associates of such person), and in the case of the control share provisions, pursuant to a provision in our bylaws. However, our Board of Directors may by resolution elect to repeal the foregoing opt-out from the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

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

This summary of certain tax risks is limited to the federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the federal tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of federal, state and local income tax law on an investment in common stock and on your individual tax situation.

Our failure to qualify or maintain our qualification as a REIT would subject us to U.S. federal income tax, which could adversely affect the value of the shares of our common stock and would substantially reduce the cash available for distribution to our stockholders.

We believe that commencing with our short taxable year ended December 31, 2013, we have been organized and have operated in conformity with the requirements for qualification as a REIT under the Code, and we intend to operate in a manner that will enable us to meet the requirements for qualification and taxation as a REIT.  However, we cannot assure you that we will qualify and remain qualified as a REIT.  Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

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

If Bimini failed to qualify as a REIT in its 2009 through 2013 taxable years, we would be prevented from electing to qualify as a REIT under applicable Treasury Regulations.

We were formed by Bimini in August 2010. We believe that from the time of our formation until the closing of the public offering of our common stock, we were a “qualified REIT subsidiary” of Bimini. However, under applicable Treasury Regulations, if Bimini failed to qualify as a REIT in its 2009 through 2013 taxable years, unless Bimini’s failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which Bimini failed to qualify.

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

We may make taxable dividends that are payable partly in cash and partly in our common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our common stock, our stockholders may be required to pay tax in excess of the cash that they receive. If a U.S. stockholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we pay dividends in our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our offices are owned by Bimini, the parent of our Manager, and are located at 3305 Flamingo Drive, Vero Beach, Florida 32963.  We consider this property to be adequate for our business as currently conducted.  Our telephone number is (772) 231-1400.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading publicly on the NYSE MKT under the trading symbol "ORC" on February 14, 2013. There was no established public market for our common stock prior to February 14, 2013. As of February 14, 2014, we had 5,411,665 shares of common stock issued and outstanding which were held by 3,400 beneficial holders.

The following table is a summary of historical price information and dividends declared and paid per common share.

	High	Low	Close	Dividends Declared
2013
First quarter (from February 14, 2013 through March 31, 2013)	$15.40	$13.50	$13.98	$0.135
Second quarter	14.00	10.60	11.29	0.405
Third quarter	12.94	10.02	10.97	0.405
Fourth quarter	13.25	10.91	13.00	0.450

Dividend Distribution Policy

We intend to continue to make regular monthly cash distributions to our stockholders, as more fully described below. To qualify as a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. Income as computed for purposes of the foregoing tax rules will not necessarily correspond to our income as determined for financial reporting purposes pursuant to GAAP.

Any additional distributions we make will be authorized by and at the discretion of our Board of Directors based upon a variety of factors deemed relevant by our directors, which may include:

•	actual results of operations;

•	our financial condition;

•	our level of retained cash flows;

•	our capital requirements;

•	the timing of the investment of the net proceeds of this offering;

•	any debt service requirements;

•	our taxable income;

•	the annual distribution requirements under the REIT provisions of the Code;

•	applicable provisions of Maryland law; and

•	other factors that our Board of Directors may deem relevant.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our stockholders in the future.

Our charter authorizes us to issue preferred stock that could have a preference over our common stock with respect to distributions. We currently have no intention to issue any preferred stock, but if we do, the distribution preference on the preferred stock could limit our ability to make distributions to the holders of our common stock.

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn, upon our Manager’s management of our business. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including selling certain of our assets, borrowing funds or using a portion of the net proceeds we receive in this offering or future offerings (and thus all or a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes). We also may elect to pay all or a portion of any distribution in the form of a taxable distribution of our stock or debt securities.  In addition, our Board of Directors may change our distribution policy in the future.

Use of Proceeds

On January 16, 2014, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-192933) relating to our secondary offering of 1,800,000 shares of common stock offered at $12.50 per share. The offering date was January 16, 2014 and closed on January 23, 2014. Our offering was underwritten by several underwriters, with Ladenburg Thalmann & Co., Inc. acting as the representative of the underwriters. The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  We issued a total of 2,070,000 shares of common stock for net proceeds of approximately $24.2 million, net of underwriting discounts and commission and issuance costs.

We invested the net proceeds of this offering in accordance with our investment objectives and strategies as described under “Use of Proceeds” in the prospectus comprising a part of the Registration Statement referenced above.

Securities Authorized for Issuance under Equity Compensation Plans

In October 2012, our Board of Directors adopted and Bimini, then our sole stockholder, approved, our 2012 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The Incentive Plan is administered by the Compensation Committee of our Board of Directors except that our Board of Directors will administer awards made to directors who are not employees of us or our affiliates.  The Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of our common stock that may be issued under the Incentive Plan.  To date, no awards have been made under the Incentive Plan.

The following table provides information as of December 31, 2013 regarding the number of shares of common stock that may be issued under our Incentive Plan.

	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
security holders	-	-	4,000,000	(2)
Equity compensation plans not approved by
security holders(1)	-	-	-
Total	-	-	4,000,000

(1) We do not have any equity compensation plans that have not been approved by our stockholders.
(2)	Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2013.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its stock during the year ended December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty finance company that invests in Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS and (ii) structured Agency RMBS, such as CMOs, IOs, IIOs and POs, among other types of structured Agency RMBS. From inception through the closing of the initial public offering of our common stock, we were managed by Bimini. Upon completion of that offering, we became externally managed by Bimini Advisors, a registered investment adviser with the Securities and Exchange Commission.

We were formed by Bimini in August 2010 and commenced operations on November 24, 2010. At December 31, 2012, Bimini was our sole stockholder. We completed our initial public offering on February 20, 2013.  In that offering we raised gross proceeds of $35.4 million from the sale of 2,360,000 shares of our common stock. We completed a secondary offering in January 2014, raising net proceeds of approximately $24.2 million from the sale of 2,070,000 shares of our common stock.

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

We intend to qualify and will elect to be taxed as a REIT under the Code commencing with our short taxable year ended December 31, 2013 upon the filing of our federal income tax return for the year.  We generally will not be subject to U.S. federal income tax to the extent that we currently distribute all of our REIT taxable income to our stockholders and maintain our REIT qualification.

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

Our net income may be affected by a difference between actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and homeowners’ abilities and desires to refinance their mortgages.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2013, as compared to the Company’s results of operations for the year ended December 31, 2012.

Net (Loss) Income Summary

Net loss for the year ended December 31, 2013 was $0.7 million, or $0.23 per share. Net income for the year ended December 31, 2012 was $0.5 million, or $0.54 per share. The components of net (loss) income for the years ended December 31, 2013 and 2012, along with the changes in those components are presented in the table below:

(in thousands)
	2013	2012	Change
Interest income	$9,199	$2,698	$6,501
Interest expense	(1,126)	(277)	(849)
Net interest income	8,073	2,421	5,652
Losses on RMBS and Eurodollar futures	(7,103)	(1,154)	(5,949)
Net portfolio income	970	1,267	(297)
Expenses	(1,668)	(733)	(935)
Net (loss) income	$(698)	$534	$(1,232)

GAAP and Non-GAAP Reconciliation

To date, the Company has used derivatives, specifically Eurodollar futures contracts, to hedge the interest rate risk on repurchase agreements in a rising rate environment. Each Eurodollar contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate. The Company has not elected to designate its derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board, (the “FASB”), Accounting Standards Codification, (“ASC”), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in the Company’s Statements of Operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the Eurodollar futures contracts. In the future, the Company may use other derivative instruments to hedge its interest expense and/or elect to designate its derivative holdings for hedge accounting treatment.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific Eurodollar contracts that pertain to each period presented. As of December 31, 2013, the Company has Eurodollar futures contracts in place through 2018. Since the Company has taken short positions on these contracts, when interest rates move higher the value of our short position may increase in value. The opposite would be true if interest rates were to decrease. Adjusting our interest expense for the periods presented by the gains on all Eurodollar futures would not accurately reflect our economic interest expense for these periods. For each period presented the Company has combined the effects of the Eurodollar positions in place for the respective period with the actual interest expense incurred on repurchase agreements to reflect total expense for the applicable period. Interest expense, including the effect of Eurodollar futures contracts for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of Eurodollar futures contracts for the period, is referred to as economic net interest income.

However, under ASC 815, because the Company has not elected hedging treatment, the gains or losses on all of the Company’s Eurodollar futures contracts held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period — covering the current period as well as periods in the future.

The Company believes that economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help the Company to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of its current investment portfolio or operations. The realized and unrealized gains or losses presented in the Company’s statement of operations are not necessarily representative of the total interest rate expense that the Company will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses the Company ultimately realizes, and which will affect the Company’s total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

The Company’s presentation of the economic value of its hedging strategy has important limitations. First, other market participants may calculate economic interest expense and economic net interest income differently than the Company calculate them. Second, while the Company believes that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool. Therefore, the economic value of the Company’s investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The tables below present a reconciliation of the adjustments to interest expense shown for each period related to our Eurodollar futures, and the income statement line item, gains (losses) on Eurodollar futures, calculated in accordance with GAAP  for the years ended December 31, 2013 and 2012 and for each quarter during 2013 and 2012.

Gains (Losses) on Eurodollar Futures Contracts
(in thousands)
	Recognized in	Attributed to	Attributed to
	Income	Current	Future
	Statement	Period	Periods
	(GAAP)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2013	$732	$(42)	$774
September 30, 2013	(2,272)	(28)	(2,244)
June 30, 2013	6,852	(4)	6,856
March 31, 2013	(484)	(65)	(419)
December 31, 2012	(1)	(62)	61
September 30, 2012	(14)	(28)	14
June 30, 2012	(1)	(10)	9
March 31, 2012	(24)	(4)	(20)
Years Ended
December 31, 2013	$4,828	$(139)	$4,967
December 31, 2012	(40)	(104)	64

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains
			(Losses) on
			Eurodollar
			Futures
			Contracts		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2013	$2,806	$309	$(42)	$351	$2,497	$2,455
September 30, 2013	2,551	294	(28)	322	2,257	2,229
June 30, 2013	2,429	322	(4)	326	2,107	2,103
March 31, 2013	1,412	201	(65)	266	1,211	1,146
December 31, 2012	473	94	(62)	156	379	317
September 30, 2012	697	58	(28)	86	639	611
June 30, 2012	769	74	(10)	84	695	685
March 31, 2012	759	51	(4)	55	708	704
Years Ended
December 31, 2013	$9,198	$1,126	$(139)	$1,265	$8,072	7,933
December 31, 2012	2,698	277	(104)	381	2,421	2,317

(1)	Reflects the effect of Eurodollar futures contract hedges for only the period presented
(2)	Calculated by subtracting the effect of Eurodollar hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of Eurodollar hedges attributed to the period presented to GAAP net interest income

Net Interest Income

During the year ended December 31, 2013, we generated $8.1 million of net interest income, consisting of $9.2 million of interest income from RMBS assets offset by $1.1 million of interest expense on repurchase liabilities.  For the comparable period ended December 31, 2012, we generated $2.4 million of net interest income, consisting of $2.7 million of interest income from RMBS assets offset by $0.3 million of interest expense on repurchase liabilities.   The increases in interest income and interest expense for the year ended December 31, 2013 primarily reflects the deployment of our IPO proceeds into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on repurchase liabilities for the years ended December 31, 2013 and 2012 was $1.3 million and $0.4 million, respectively, resulting in $7.9 million and $2.3 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2013 and 2012 and for the years ended December 31, 2013 and 2012 on both a GAAP and economic basis.

(dollars in thousands)
	Average		Yield on
	RMBS		Average	Average	Interest Expense		Average Cost of Funds
	Securities	Interest	RMBS	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	Securities	Agreements(1)	Basis	Basis(3)	Basis	Basis(4)
Three Months Ended
December 31, 2013	$341,505	$2,806	3.29%	$310,107	$309	$351	0.40%	0.45%
September 30, 2013	335,467	2,551	3.04%	305,196	294	322	0.39%	0.42%
June 30, 2013	349,704	2,429	2.78%	312,591	322	326	0.41%	0.42%
March 31, 2013	237,820	1,412	2.38%	210,194	201	266	0.38%	0.51%
December 31, 2012	91,094	473	2.08%	80,256	94	156	0.47%	0.78%
September 30, 2012	64,378	697	4.33%	53,698	58	86	0.43%	0.64%
June 30, 2012	73,559	769	4.18%	62,407	74	84	0.47%	0.54%
March 31, 2012	70,585	759	4.30%	59,157	51	55	0.34%	0.37%
Years Ended
December 31, 2013	$316,124	$9,198	2.91%	$284,522	$1,126	$1,265	0.40%	0.44%
December 31, 2012	74,904	2,698	3.60%	63,880	277	381	0.43%	0.60%

(dollars in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(3)	Basis	Basis(5)
Three Months Ended
December 31, 2013	$2,497	$2,455	2.89%	2.84%
September 30, 2013	2,257	2,229	2.65%	2.62%
June 30, 2013	2,107	2,103	2.37%	2.36%
March 31, 2013	1,211	1,146	2.00%	1.87%
December 31, 2012	379	317	1.61%	1.30%
September 30, 2012	639	611	3.90%	3.69%
June 30, 2012	695	685	3.71%	3.64%
March 31, 2012	708	704	3.96%	3.93%
Years Ended
December 31, 2013	$8,072	$7,933	2.51%	2.47%
December 31, 2012	2,421	2,317	3.17%	3.00%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 49 and 50 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

(2)
Interest income presented in the table above includes only interest earned on the Company’s RMBS investments and excludes interest earned on cash balances, and excludes the impact of discounts or premiums on RMBS investments, as discounts or premiums are not amortized under the fair value option. Interest income and net portfolio interest income may not agree with the information presented in the statements of operations.

(3)
Economic interest expense and economic net interest income presented in the table above and the tables on page 50 includes the effect of our Eurodollar futures contract hedges for only the periods presented.

(4)	Represents interest cost of our borrowings and effect on Eurodollar futures contracts hedges attributed to the period related to hedging activities Divided by Average RMBS Held.
(5)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS Securities.

Interest Income and Average Asset Yield

Our interest income for the years ended December 31, 2013 and 2012 was $9.2 million and $2.7 million, respectively.  We had average RMBS holdings of $316.1 million and $74.9 million for the years ended December 31, 2013 and 2012, respectively.  The yield on our portfolio was 2.91% and 3.60% for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013 as compared to the year ended December 31, 2012, there was a $6.5 million increase in interest income due to a $241.2 million increase in average RMBS, partially offset by a 69 basis point decrease in the yield on average RMBS for the year ended December 31, 2013 when compared to the year ended December 31, 2012.  The increase in average RMBS during the year ended December 31, 2013 reflects the deployment of the proceeds of our initial public offering.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”).

(dollars in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended,
December 31, 2013	$318,996	$22,509	$341,505	$2,726	$80	$2,806	3.42%	1.42%	3.29%
September 30, 2013	314,096	21,371	335,467	2,412	139	2,551	3.07%	2.60%	3.04%
June 30, 2013	326,977	22,727	349,704	2,514	(85)	2,429	3.08%	(1.51)%	2.78%
March 31, 2013	223,191	14,629	237,820	1,415	(3)	1,412	2.54%	(0.06)%	2.38%
December 31, 2012	84,617	6,477	91,094	597	(124)	473	2.82%	(7.66)%	2.08%
September 30, 2012	56,519	7,859	64,378	410	287	697	2.90%	14.59%	4.33%
June 30, 2012	65,320	8,239	73,559	593	176	769	3.63%	8.56%	4.18%
March 31, 2012	61,936	8,649	70,585	530	229	759	3.43%	10.56%	4.30%
Years Ended,
December 31, 2013	$295,815	$20,309	$316,124	$9,067	$131	$9,198	3.06%	0.65%	2.91%
December 31, 2012	67,098	7,806	74,904	2,130	568	2,698	3.17%	7.27%	3.60%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $284.5 million and $63.9 million and total interest expense of $1.1 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. Our average cost of funds was 0.40% and 0.43% for years ended December 31, 2013 and 2012, respectively.  There was a 3 basis point decrease in the average cost of funds and a $220.6 million increase in average outstanding repurchase agreements during the year ended December 31, 2013 as compared to the year ended December 31, 2012.  The increase in average outstanding repurchase agreements reflects the deployment of the proceeds of our initial public offering on a leveraged basis.

Our economic interest expense was $1.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. There was a 16 basis point decrease in the average economic cost of funds to 0.44% for the year ended December 31, 2013 from 0.60% for the previous year.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 23 basis points above average one-month LIBOR and 4 basis points above average six-month LIBOR for the quarter ended December 31, 2013.  Our average economic cost of funds was 28 basis points above average one-month LIBOR and 9 basis points above average six-month LIBOR for the quarter ended December 31, 2013. The average term to maturity of the outstanding repurchase agreements was 15 days at both December 31, 2013 and 2012.

The tables below presents the average repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2013 and 2012 and for the years ended December 31, 2013 and 2012 on both a GAAP and economic basis.

(dollars in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2013	$310,107	$309	$350	0.40%	0.45%
September 30, 2013	305,196	294	322	0.39%	0.42%
June 30, 2013	312,591	322	326	0.41%	0.42%
March 31, 2013	210,194	201	266	0.38%	0.51%
December 31, 2012	80,256	94	156	0.47%	0.78%
September 30, 2012	53,698	58	86	0.43%	0.64%
June 30, 2012	62,407	74	84	0.47%	0.54%
March 31, 2012	59,157	51	55	0.34%	0.37%
Years Ended
December 31, 2013	$284,522	$1,126	$1,264	0.40%	0.44%
December 31, 2012	63,880	277	381	0.43%	0.60%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended,
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.28%	0.09%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.23%	0.02%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.22%	(0.01)%
March 31, 2013	0.21%	0.48%	0.17%	(0.10)%	0.30%	0.03%
December 31, 2012	0.22%	0.59%	0.25%	(0.12)%	0.56%	0.19%
September 30, 2012	0.23%	0.70%	0.20%	(0.27)%	0.41%	(0.06)%
June 30, 2012	0.24%	0.74%	0.23%	(0.27)%	0.30%	(0.20)%
March 31, 2012	0.26%	0.76%	0.08%	(0.42)%	0.11%	(0.39)%
Years Ended
December 31, 2013	0.19%	0.42%	0.21%	(0.02)%	0.25%	0.02%
December 31, 2012	0.24%	0.70%	0.19%	(0.27)%	0.36%	(0.10)%

Gains or Losses

Owing to the increased size of the RMBS portfolio and material increases in interest rates in 2013, realized and unrealized losses on our RMBS portfolio and gains in our Eurodollar futures contracts were both material and significantly larger than those experienced in 2012. The table below presents our gains or losses for the years ended December 31, 2013 and 2012.

(in thousands)
	2013	2012	Change
Realized losses on sales of RMBS	$(1,198)	$(308)	$(890)
Unrealized losses on RMBS	(10,733)	(806)	(9,927)
Total losses on RMBS	(11,931)	(1,114)	(10,817)
Gains (losses) on Eurodollar futures	4,828	(40)	4,868

During the years ended December 31, 2013 and 2012, the Company received proceeds of $409.0 million and $129.1 million, respectively, from the sales of RMBS.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

In May and again in June of 2013, the Federal Reserve hinted to the markets that it would begin to taper its quantitative easing program, possibly as soon as Fall 2013. The quantitative easing program involves the purchase of $40 billion Agency RMBS and $45 billion US Treasury securities per month by the Federal Reserve.  The US Treasury and Agency RMBS markets reacted strongly to this news and interest rates rose by approximately 100 basis points from early May levels in the case of the 10 year US Treasury note.

With the release of improving economic data during the remainder of the year, interest rates continued to rise, with the yield on the 10 year US Treasury reaching 3.03% at December 31, 2013.  In December 2013, the Federal Reserve announced that it would start to taper its bond-buying program by $10 billion a month beginning in January 2014.  On January 29, 2014, the U.S. Federal Reserve announced additional $5 billion reductions to its monthly purchase of both Agency RMBS and Treasury bonds to take effect in February 2014.

This market activity initially had an adverse effect on our pass-through portfolio since the prices of RMBS assets generally move in an inverse relationship to interest rates.  Conversely, our interest only structured securities rose in price as the market anticipated slower prepayment rates as a result of higher mortgage rates.  The table below presents historical interest rate data for each quarter end during 2013 and 2012.

		15 Year	30 Year
	10 Year	Fixed-Rate	Fixed-Rate
	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)
December 31, 2013	3.03%	3.48%	4.46%
September 30, 2013	2.62%	3.52%	4.49%
June 30, 2013	2.48%	3.17%	4.07%
March 31, 2013	1.85%	2.76%	3.57%
December 31, 2012	1.76%	2.66%	3.35%
September 30, 2012	1.64%	2.78%	3.47%
June 30, 2012	1.66%	2.95%	3.68%
March 31, 2012	2.22%	3.20%	3.95%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

Expenses

Total operating expenses were $1.7 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.  The table below provides a breakdown of operating expenses for the years ended December 31, 2013 and 2012.

(in thousands)
	2013	2012	Change
Management fees	$664	$249	$415
Directors fees and liability insurance	290	-	290
Legal fees	85	-	85
Other professional fees	335	178	157
Other direct REIT operating expenses	168	200	(32)
Other expenses	126	106	20
Total expenses	$1,668	$733	$935

Under the terms of a management agreement that was in effect during all of 2012 and through the completion of our initial public offering, the Company paid Bimini a monthly management fee equal to 1/12 of 1.50% per annum of the Stockholders’ Equity (as defined in the management agreement) of the Company.  In addition, the Company paid Bimini a monthly fee of $7,200, which represented an allocation of overhead expenses for items that included, but were not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets.  At the completion of the IPO, the Company entered into a management agreement with Bimini Advisors, LLC, a wholly owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the new management agreement, overhead costs will not be allocated to the Company until its Equity, as defined in the management agreement, equals or exceeds $100 million for the first time.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2013, our RMBS portfolio consisted of $351.2 million of Agency RMBS at fair value and had a weighted average coupon on assets of 3.77%.  During the year ended December 31, 2013, we received principal repayments of $30.8 million compared to $9.5 million for the year ended December 31, 2012.  The average prepayment speeds for the quarters ended December 31, 2013 and 2012 were 9.9% and 28.6%, respectively.

The following table presents the constant prepayment rate (“CPR”) experienced on our structured and PT RMBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT RMBS	RMBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2013	5.3	17.9	9.9
September 30, 2013	6.5	28.2	12.6
June 30, 2013	6.5	29.8	16.3
March 31, 2013	9.2	33.0	20.0
December 31, 2012	1.1	42.3	28.6
September 30, 2012	4.2	38.7	25.0
June 30, 2012	0.2	41.4	38.7
March 31, 2012	11.0	31.2	23.8

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS mortgage related securities as of December 31, 2013 and 2012:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2013
Adjustable Rate RMBS	$5,334	1.5%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate RMBS	245,523	69.9%	4.05%	323	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate RMBS	76,118	21.7%	2.56%	350	1-Aug-43	109.6	7.56%	2.00%
Total Mortgage-backed Pass-through	326,975	93.1%	3.70%	328	1-Dec-43	102.67	7.72%	2.00%
Interest-Only Securities	19,206	5.5%	4.39%	261	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,042	1.4%	5.92%	317	15-Dec-40	NA	6.08%	NA
Total Structured RMBS	24,248	6.9%	4.71%	272	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$351,223	100.0%	3.77%	324	1-Dec-43	NA	NA	NA
December 31, 2012
Adjustable Rate RMBS	$6,531	5.7%	4.20%	258	1-Sep-35	3.46	10.04%	2.00%
Fixed Rate RMBS	43,589	37.8%	3.24%	181	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate RMBS	59,485	51.5%	2.69%	357	1-Nov-42	100.51	7.69%	2.00%
Total Mortgage-backed Pass-through	109,605	95.0%	3.00%	281	1-Nov-42	90.91	7.93%	2.00%
Interest-Only Securities	2,884	2.5%	3.52%	151	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,891	2.5%	6.13%	309	25-Nov-40	NA	6.34%	NA
Total Structured RMBS	5,775	5.0%	4.83%	230	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$115,380	100.0%	3.09%	278	1-Nov-42	NA	NA	NA

(in thousands)
	December 31, 2013		December 31, 2012
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$211,063	60.09%	$113,235	98.14%
Freddie Mac	121,842	34.69%	2,145	1.86%
Ginnie Mae	18,318	5.22%	-	-
Total Portfolio	$351,223	100.00%	$115,380	100.00%

	December 31, 2013	December 31, 2012
Weighted Average Pass Through Purchase Price	$105.60	$105.65
Weighted Average Structured Purchase Price	$12.11	$9.91
Weighted Average Pass Through Current Price	$102.83	$105.81
Weighted Average Structured Current Price	$14.59	$7.84
Effective Duration (1)	4.188	1.209

(1) Effective duration of 4.188 indicates that an interest rate increase of 1.0% would be expected to cause a 4.188% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2013.  An effective duration of 1.209 indicates that an interest rate increase of 1.0% would be expected to cause a 1.209% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2012. These figures include the structured securities in the portfolio.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2013 and 2012.

(in thousands)
	2013			2012
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$642,905	104.95	2.40%	$193,968	105.12	1.53%
Structured RMBS	44,679	15.44	1.69%	5,110	7.62	11.95%

Our portfolio of PT RMBS is typically comprised of adjustable-rate RMBS, fixed-rate RMBS and hybrid adjustable-rate RMBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT RMBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT RMBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of our IO and IIO portfolios will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low.  Prepayments affect the durations of IIOs similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) cause their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

Prepayments on the loans underlying our RMBS can alter the timing of the cash flows from the underlying loans to us. As a result, we gauge the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments.

We face the risk that the market value of our PT RMBS assets will increase or decrease at different rates than that of our structured RMBS or liabilities, including our hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. We generally calculate duration using various third party models.  However, empirical results and various third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2013, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
RMBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate RMBS	$5,334	$11	$(42)	$(83)	0.20%	(0.78)%	(1.56)%
Hybrid Adjustable Rate RMBS	76,118	3,659	(4,955)	(10,074)	4.81%	(6.51)%	(13.23)%
Fixed Rate RMBS	245,523	10,407	(15,550)	(31,347)	4.24%	(6.33)%	(12.77)%
Interest-Only RMBS	19,206	(5,598)	3,217	4,078	(29.15)%	16.75%	21.23%
Inverse Interest-Only RMBS	5,042	263	(486)	(1,263)	5.22%	(9.64)%	(25.05)%
Total RMBS Portfolio	$351,223	$8,742	$(17,816)	$(38,689)	2.49%	(5.07)%	(11.02)%

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts	$4,375,000	$(8,599)	$10,938	$21,875	(0.80)%	1.02%	2.04%

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

Repurchase Agreements

As of December 31, 2013, we had established borrowing facilities in the repurchase agreement market with twelve counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of December 31, 2013, we had funding in place with nine of the twelve counterparties.  These borrowings are secured by the Company’s RMBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2013, we had obligations outstanding under the repurchase agreements of approximately $318.6 million with a net weighted average borrowing cost of 0.39%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 3 to 70 days, with a weighted average remaining maturity of 15 days.  Securing the repurchase agreement obligations as of December 31, 2013, are RMBS with an estimated fair value, including accrued interest, of approximately $337.0 million and a weighted average maturity of 328 months. Through February 21, 2014, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2013 with maturities through May 13, 2014.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2013 and 2012.

(dollars in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
December 31, 2013	$318,557	$310,107	$8,450	2.72%
September 30, 2013	301,657	305,196	(3,539)	(1.16)%
June 30, 2013	308,735	312,591	(3,856)	(1.23)%
March 31, 2013	316,446	210,194	106,252	50.55	%(a)
December 31, 2012	103,941	80,256	23,685	29.51	%(b)
September 30, 2012	56,571	53,698	2,873	5.35%
June 30, 2012	50,825	62,407	(11,582)	(18.56	)%(c)
March 31, 2012	73,988	59,157	14,831	25.07	%(d)

(a)
The higher ending balance relative to the average balance during the quarter ended March 31, 2013 reflects the deployment of the proceeds of the Company’s IPO.  During the quarter ended March 31, 2013, the Company’s investment in PT RMBS increased $227.2 million.

(b)
The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards PT RMBS that the Company funds through the repo market.  During the quarter ended December 31, 2012, the Company’s investment in PT RMBS increased $50.0 million.

(c)
The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards Structured RMBS that were not funded through the repo market.  During the quarter ended June 30, 2012, the Company’s investment in PT RMBS decreased $23.8 million.

(d)
The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company funds through the repo market.  During the quarter ended March 31, 2012, the Company’s investment in PT RMBS increased $30.6 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets and borrowings under repurchase agreements.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our RMBS portfolio.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing RMBS portfolio, (b) the repayments on borrowings and (c) the payment of dividends to the extent required for our continued qualification as a REIT.

Because our PT RMBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.  Our structured RMBS portfolio also consists entirely of governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT RMBS.  However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, although we would likely do so at prices below where such securities could be sold in a more stable market.  To enhance our liquidity even further, we may pledge a portion of our structured RMBS as part of a repurchase agreement funding but retain the cash in lieu of acquiring additional assets.  In this way we can, at a modest cost, retain higher levels of cash on hand and decrease the likelihood we will have to sell assets in a distressed market in order to raise cash.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.  At December 31, 2013, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.50% of the estimated fair value of the underlying collateral.

As discussed earlier, we invest a portion of our capital in structured Agency RMBS.  We do not fund the purchase of these investments in the repurchase market but instead purchase directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured RMBS strategy has been a core element of the Company’s overall investment strategy since inception.  However, we have and may continue to pledge a portion of our structured RMBS in order to raise our cash levels, but will not pledge these securities in order to acquire additional assets.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$318,557	$-	$-	$-	$318,557
Interest expense on repurchase agreements(1)	139	-	-	-	139
Totals	$318,696	$-	$-	$-	$318,696

(1) Interest expense on repurchase agreements is based on current interest rates as of December 31, 2013 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of December 31, 2013, we had cash and cash equivalents of $8.2 million.  We generated cash flows of $38.9 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $284.5 million during the year ended December 31, 2013.

Stockholders’ Equity

On February 14, 2013, our Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock then outstanding. The 827,555 shares distributed pursuant to the dividend were issued to Bimini on February 20, 2013, immediately prior to our initial public offering.  For the year ended December 31, 2012, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for our earnings per share computations, as Bimini was the sole stockholder during that entire period.

On February 20, 2013, we completed an initial public offering of our common stock, issuing 2,360,000 shares of common stock at a price of $15.00 per share.  The gross proceeds we received on this sale were $35.4 million.

In January 2014, we completed a public offering of 2,070,000 shares of our common stock (including 270,000 shares sold pursuant to the full exercise of the overallotment option granted to the underwriters which closed on January 29, 2014) for net proceeds of approximately $24.2 million after deducting underwriters’ discounts and commissions and offering expenses.

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

Although the U.S. Government has committed significant resources to Fannie Mae and Freddie Mac, Agency RMBS guaranteed by either Fannie Mae or Freddie Mac are not backed by the full faith and credit of the United States. Moreover, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac requires examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. Such changes may involve an explicit U.S. Government backing of Fannie Mae and Freddie Mac Agency RMBS or the express elimination of any implied U.S. Government guarantee and, therefore, creation of credit risk with respect to Fannie Mae and Freddie Mac Agency RMBS. Additionally, on February 11, 2011, the U.S. Treasury issued a White Paper titled “Reforming America’s Housing Finance Market” that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.

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

Interest Rates

The Federal Reserve has taken a number of steps over the last few years to lower both short and long-term interest rates. In August 2011, the Federal Reserve announced that it expected to maintain the Federal Funds Rate at a low level at least through mid-2013, and on January 25, 2012 it extended that outlook through late 2014. Additionally, on September 21, 2011, the Federal Reserve announced the extension of the maturities of its U.S. Treasury securities portfolio by selling approximately $400 billion in short-term U.S. Treasury securities and purchasing an equivalent amount of longer-term U.S. Treasury securities. This program, known as “Operation Twist,” lasted through December 2012. The goal of Operation Twist was to lower the yields on longer-term U.S. Treasury securities, which the Federal Reserve believed would lower interest rates tied to such yields, such as mortgage rates and interest rates on commercial loans.

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

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced Operation Twist.

The Federal Reserve Open Market Committee (the “FOMC”) meeting minutes released on April 10, 2013 revealed that the FOMC had begun considering when the Federal Reserve should begin tapering the pace of Agency RMBS purchases set in September 2012.  The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper such purchase as early as June 2013.  In minutes released on June 25, 2013, the FOMC stated that the Federal Reserve would begin to scale back Agency RMBS purchases later in 2013 and that such purchases would cease entirely when the unemployment rate reached 7%.  On October 30, 2013, the FOMC announced that it would continue reinvesting principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS and U.S. Treasury securities at the current pace indefinitely.  The FOMC believes that these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help control the rate of inflation.  The October 30, 2013 announcement provided no additional guidance as to when tapering might begin.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency RMBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing Treasury bonds at auction. On January 29, 2014, the FOMC announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds to take effect in February 2014. The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation.

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

Current programs such as the Home Affordable Modification Program and the Principal Reduction Alternative are designed to assist borrowers in modifying their mortgage loans.

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

We do not believe our investment portfolio will be materially affected by loan modification programs because Agency RMBS backed by loans that would qualify for such programs (e.g., seriously delinquent loans) will be purchased by Fannie Mae and Freddie Mac at their par value prior to the implementation of such programs. However, if Fannie Mae and Freddie Mac were to modify or end their repurchase programs or if the U.S. Government modified its loan modification programs to modify non-delinquent mortgage loans, our investment portfolio could be negatively impacted.

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

All of our Agency RMBS are either pass-through securities or structured Agency RMBS, including CMOs, IOs, IIOs or POs. Income on pass-through securities, POs and CMOs that contain principal balances is based on the stated interest rate of the security. As a result of accounting for our RMBS under the fair value option, premium or discount present at the date of purchase is not amortized. For IOs, IIOs and CMOs that do not contain principal balances, income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments, current interest rates and current asset prices. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security. Changes in fair value of all of our Agency RMBS during the period are recorded in earnings and reported as unrealized gains (losses) on mortgage-backed securities in the accompanying statements of operations. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Capital Expenditures

At December 31, 2013, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our initial public offering.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
March 8, 2013	March 25, 2013	March 27, 2013	$0.135	$451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451,125
December 11, 2013	December 26, 2013	December 30, 2013	0.180	601,500
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925,500
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974,100

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Orchid Island Capital, Inc.
Vero Beach, Florida

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

West Palm Beach, Florida February 21, 2014	/s/ BDO USA, LLP Certified Public Accountants

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
DECEMBER 31, 2013 and 2012

	2013	2012
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$335,774,980	$109,604,559
Unpledged	15,447,532	5,775,015
Total mortgage-backed securities	351,222,512	115,379,574
Cash and cash equivalents	8,169,402	2,537,257
Restricted cash	2,445,625	449,000
Accrued interest receivable	1,559,437	440,877
Due from affiliates	-	45,126
Prepaid expenses and other assets	179,071	9,122
Total Assets	$363,576,047	$118,860,956

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$318,557,054	$103,941,174
Accrued interest payable	91,461	54,084
Due to affiliates	81,925	-
Accounts payable, accrued expenses and other	80,260	140,723
Total Liabilities	318,810,700	104,135,981

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of December 31, 2013 and no shares authorized as of December 31, 2012	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 3,341,665 shares issued and outstanding as of December 31, 2013 and 1,000,000 shares authorized,
154,110 shares issued and outstanding as of December 31, 2012	33,417	1,541
Additional paid-in capital	46,115,961	15,409,459
Accumulated deficit	(1,384,031)	(686,025)
Total Stockholders' Equity	44,765,347	14,724,975
Total Liabilities and Stockholders' Equity	$363,576,047	$118,860,956
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012

	2013	2012
Interest income	$9,198,858	$2,697,922
Interest expense	(1,126,204)	(277,328)
Net interest income	8,072,654	2,420,594
Realized losses on mortgage-backed securities	(1,198,160)	(307,795)
Unrealized losses on mortgage-backed securities	(10,732,690)	(805,932)
Gains (losses) on Eurodollar futures contracts	4,828,288	(39,725)
Net portfolio income	970,092	1,267,142

Expenses:
Management fees	664,100	248,900
Directors' fees and liability insurance	290,232	-
Audit, legal and other professional fees	419,999	177,906
Direct REIT operating expenses	167,989	199,979
Other administrative	125,778	106,014
Total expenses	1,668,098	732,799

Net (loss) income	$(698,006)	$534,343

Basic and diluted net (loss) income per share	$(0.23)	$0.54

Weighted Average Shares Outstanding	3,011,912	981,665
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2013 and 2012

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balances, January 1, 2012	$1,500	$14,998,500	$(1,220,368)	$13,779,632
Net income	-	-	534,343	534,343
Issuance of common stock to repay amount due
to Bimini Capital Management, Inc.	41	410,959	-	411,000
Balances, December 31, 2012	1,541	15,409,459	(686,025)	14,724,975
Net loss	-	-	(698,006)	(698,006)
Cash dividends declared, $1.395 per share	-	(4,661,622)	-	(4,661,622)
Issuance of common stock pursuant to public offering	23,600	35,376,400	-	35,400,000
Issuance of common stock pursuant to stock dividend	8,276	(8,276)	-	-
Balances, December 31, 2013	$33,417	$46,115,961	$(1,384,031)	$44,765,347
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(698,006)	$534,343
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Realized and unrealized losses on mortgage-backed securities	11,930,850	1,113,727
Changes in operating assets and liabilities:
Accrued interest receivable	(1,118,560)	(66,317)
Prepaid expenses and other assets	(119,776)	791
Accrued interest payable	37,377	42,588
Accounts payable, accrued expenses and other	(60,463)	126,140
Due to affiliates	127,051	127,813
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,098,473	1,879,085

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(687,584,182)	(199,077,871)
Sales	408,981,989	129,068,510
Principal repayments	30,778,232	9,517,695
Increase in restricted cash	(1,996,625)	(358,250)
NET CASH USED IN INVESTING ACTIVITIES	(249,820,586)	(60,849,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	3,319,670,062	581,462,510
Principal payments on repurchase agreements	(3,105,054,182)	(521,846,336)
Cash dividends	(4,661,622)	-
Proceeds from issuance of common stock	35,400,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	245,354,258	59,616,174

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,632,145	645,343
CASH AND CASH EQUIVALENTS, beginning of the year	2,537,257	1,891,914
CASH AND CASH EQUIVALENTS, end of the year	$8,169,402	$2,537,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,088,827	$234,740

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of common shares to Bimini Capital Management, Inc. pursuant to stock dividend	$8,276	$-
Issuance of common shares to repay amount due to Bimini Capital Management, Inc.	-	411,000
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc., (“Orchid” or the “Company”), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“RMBS”).  From incorporation to February 20, 2013 Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. (“Bimini”).  Orchid began operations on November 24, 2010 (the date of commencement of operations).  From incorporation through November 24, 2010, Orchid’s only activity was the issuance of common stock to Bimini.

On February 20, 2013, Orchid completed the initial public offering (“IPO”) of its common stock in which it sold approximately 2.4 million shares of its common stock and raised gross proceeds of $35.4 million.

Orchid completed a secondary offering of 1,800,000 common shares on January 23, 2014.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The net proceeds to Orchid were approximately $24.2 million which were invested in Agency RMBS securities on a leveraged basis.

Basis of Presentation and Use of Estimates

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS and Eurodollar futures contracts.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, of approximately $2,446,000 at December 31, 2013, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling approximately $449,000 at December 31, 2012, represents cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance reverted to $250,000 per depositor at each financial institution. At December 31, 2013, the Company’s cash deposits exceeded federally insured limits by approximately $7.4 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans (collectively, “RMBS”). These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity). However, the Company has elected to account for its investment in RMBS under the fair value option.  Electing the fair value option allows the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

The Company records RMBS transactions on the trade date.  Security purchases that have not settled as of the balance sheet date are included in the RMBS balance with an offsetting liability recorded, whereas securities sold that have not settled as of the balance sheet date are removed from the RMBS balance with an offsetting receivable recorded.

The fair value of the Company’s investments in RMBS is governed by FASB ASC 820, Fair Value Measurement.  The definition of fair value in FASB ASC 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for RMBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

Income on PT RMBS securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of RMBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying statements of operations.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS and Eurodollar futures contracts are accounted for at fair value in the balance sheet. The methods and assumptions used to estimate fair value for these instruments are presented in Note 10 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, prepaid expenses and other assets, due from/to Bimini Capital Management, Inc., repurchase agreements, accrued interest payable, accounts payable, accrued expenses and others generally approximates their carrying values as of December 31, 2013 and 2012 due to the short-term nature of these financial instruments.

Repurchase Agreements

The Company finances the acquisition of the majority of its PT RMBS through the use of repurchase agreements under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, the Company accounts for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

Manager Compensation

The Company is externally managed by Bimini Advisors, LLC, a Maryland limited liability company and wholly-owned subsidiary of Bimini (“the Manager” or “Bimini Advisors”). The Company’s management agreement with the Manager provides for the payment to the Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 11 for the terms of the management agreement.

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

Income Taxes

Bimini has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  Until the closing of its IPO on February 20, 2013, Orchid was a “qualified REIT subsidiary” of Bimini under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ended December 31, 2013, Orchid will elect and intends to qualify to be taxed as a REIT.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.

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

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing GAAP. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company does not expect that this ASU will have a material impact on its financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of December 31, 2013 and 2012:

(in thousands)
	2013	2012
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$76,118	$59,485
Adjustable-rate Mortgages	5,334	6,531
Fixed-rate Mortgages	245,523	43,589
Total Pass-Through Certificates	326,975	109,605
Structured RMBS Certificates:
Interest-Only Securities	19,206	2,884
Inverse Interest-Only Securities	5,042	2,891
Total Structured RMBS Certificates	24,248	5,775
Total	$351,223	$115,380

The following table summarizes the Company’s RMBS portfolio as of December 31, 2013 and 2012, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	2013	2012
Greater than five years and less than ten years	$1,521	$12,980
Greater than or equal to ten years	349,702	102,400
Total	$351,223	$115,380

NOTE 3.   REPURCHASE AGREEMENTS

As of December 31, 2013, the Company had outstanding repurchase obligations of approximately $318.6 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $337.0 million.  As of December 31, 2012, the Company had outstanding repurchase obligations of approximately $103.9 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $109.9 million, and cash pledged to the counterparties of approximately $0.4 million.

As of December 31, 2013 and 2012, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2013
Fair market value of securities pledged, including
accrued interest receivable	$-	$326,348	$10,650	$-	$336,998
Repurchase agreement liabilities associated with
these securities	$-	$308,402	$10,155	$-	$318,557
Net weighted average borrowing rate	-	0.39%	0.37%		0.39%
December 31, 2012
Fair market value of securities pledged, including
accrued interest receivable	$-	$109,863	$-	$-	$109,863
Repurchase agreement liabilities associated with
these securities	$-	$103,941	$-	$-	$103,941
Net weighted average borrowing rate	-	0.49%	-	-	0.49%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2013, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged, including accrued interest on such securities) of approximately $18.3 million.  Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2013 and December 31, 2012 is as follows:

(in thousands)
		Weighted
		Average
	Amount	Maturity
Repurchase Agreement Counterparties	at Risk	(in Days)
December 31, 2013
Citigroup Global Markets, Inc.	$5,487	11
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivative financial instrument contracts.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of December 31, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur.  A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. This margin represents the collateral the Company has posted for its open positions and is recorded on the balance sheet as part of restricted cash. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.

The table below presents information related to the Company’s Eurodollar futures positions at December 31, 2013.  As of December 31, 2012, the Company had no outstanding futures positions.

(in thousands)
		Average
	Weighted	Contract
	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)
2014	0.40%	262,500	(189)
2015	0.80%	275,000	(146)
2016	1.90%	250,000	1,367
2017	3.03%	250,000	2,291
2018	3.77%	250,000	1,575
	2.02%		$4,898
Cash posted as collateral, included in restricted cash			$2,446

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions.

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2013 and 2012.

(in thousands)
	2013	2012
Eurodollar futures contracts (short positions)	$4,828	$(40)

NOTE 5.  CAPITAL STOCK

At December 31, 2012, the Company had the authority to issue 1,000,000 shares of $0.01 par value common stock.  In connection with the Company’s IPO in February 2013, the Company’s charter was amended to increase the authorized capital stock to 600,000,000 shares, of which (i) 500,000,000 shares are designated as common stock and (ii) 100,000,000 shares are designated as preferred stock, each with a par value of $0.01 per share. Holders of shares of the common stock generally have no preference, conversion, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any securities of the Company. Subject to the provisions of our charter regarding restrictions on ownership and transfer of our stock, all holders of shares of the common stock will have equal liquidation and other rights.

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

Because the Company’s Board of Directors believes it is at present essential for us to qualify as a REIT, our charter provides that, subject to certain exceptions, no person or entity may beneficially or constructively own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, or the ownership limit, except that Bimini may own up to 35.0% of our common stock so long as Bimini continues to qualify as a REIT.

The Company’s charter also prohibits any person from (i) beneficially or constructively owning or transferring shares of the Company’s capital stock if such ownership or transfer would result in the Company being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or otherwise cause the Company  to fail to qualify as a REIT and (ii) transferring shares of the Company’s capital stock if such transfer would result in the Company’s capital stock being beneficially owned by fewer than 100 persons (determined under the principles of Section 856(a)(5) of the Code). Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of the Company’s stock that will or may violate any of the foregoing restrictions on transfer and ownership, or who is the intended transferee of shares of the Company’s stock which are transferred to the trust (as described below), will be required to give written notice immediately to the Company or in the case of a proposed or attempted transaction, to give at least 15 days’ prior written notice, and provide the Company with such other information as the Company may request in order to determine the effect, if any, of such transfer on the Company’s status as a REIT. The foregoing restrictions on transfer and ownership will not apply if the Company’s Board of Directors determines that it is no longer in the Company’s best interests to attempt to qualify, or to continue to qualify, as a REIT, or that compliance with the restrictions on transfer and ownership is no longer required for the Company to qualify as a REIT.

The Company’s Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person from certain of the limits described above and may establish or increase an excepted holder limit for such person. The person seeking an exemption must provide to the Board of Directors any such representations, covenants and undertakings as the Board of Directors may deem appropriate in order to conclude that granting the exemption and/or establishing or increasing an excepted holder limit, as the case may be, will not cause the Company to fail to qualify as a REIT. The Company’s Board of Directors may also require a ruling from the IRS or an opinion of counsel in order to determine that granting the exemption will not cause the Company to lose its qualification as a REIT. In connection with granting a waiver of the ownership limit or creating an excepted holder limit or at any other time, the Company’s Board of Directors may from time to time increase or decrease the ownership limit, subject to certain restrictions.

Common Stock Issuances

During July 2012, Bimini acquired 4,110 shares of common stock of the Company in satisfaction of an amount due to Bimini at June 30, 2012 of approximately $411,000 for prior management fees, overhead allocations and direct expense reimbursements.

On February 20, 2013, Orchid completed the IPO of its common stock in which it sold 2,360,000 shares of its common stock and raised gross proceeds of $35,400,000.

Orchid completed a secondary offering of 1,800,000 common shares on January 23, 2014 at a price of $12.50 per share.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The net proceeds to Orchid were approximately $24,200,000.  These shares and net proceeds are not reflected in our balance sheet at December 31, 2013.

Stock Dividend

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed pursuant to this dividend were issued to Bimini on February 20, 2013, immediately prior to the Company’s IPO.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock since its IPO.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
March 8, 2013	March 25, 2013	March 27, 2013	$0.135	$451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451,125
December 11, 2013	December 26, 2013	December 30, 2013	0.180	601,500
(1)January 9, 2014	January 27, 2014	January 31, 2014	0.180	925,500
(1)February 11, 2014	February 25, 2014	February 28, 2014	0.180	974,100

(1)	The effect of the dividends declared during 2014 is not reflected in the Company's financial statements as of December 31, 2013.

NOTE 6.  STOCK INCENTIVE PLAN

In October 2012, the Company’s Board of Directors adopted and Bimini, then the Company’s sole stockholder, approved, the Orchid Island Capital, Inc. 2012 Equity Incentive Plan (the “Incentive Plan”) to recruit and retain employees, directors and other service providers, including employees of the Manager and other affiliates. The Incentive Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors except that the Company’s full Board of Directors will administer awards made to directors who are not employees of the Company or its affiliates.  The Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of the Company’s common stock that may be issued under the Incentive Plan.  To date, no awards have been made under the Incentive Plan.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2013.

NOTE 8. INCOME TAXES

As discussed in Note 1, the Company will elect and intends to qualify to be taxed as a REIT.  As a REIT, the Company will generally not be subject to federal income tax on its REIT taxable income to the extent that it distributes its REIT taxable income to its shareholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests.  A REIT must generally distribute at least 90% of its REIT taxable income to its shareholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax.  The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.  It is generally the Company’s policy to distribute to its shareholders all of the Company’s REIT taxable income.

REIT taxable income (loss) is computed in accordance with the Code, which is different than the Company’s financial statement net income (loss) computed in accordance with GAAP.  All of the Company’s estimated REIT taxable income or loss prior to the completion of the Company’s IPO is included in the consolidated tax return of Bimini.

The Company has elected to treat approximately $0.1 million of the January 2014 dividend as having been paid with respect to 2013 in order to reduce REIT taxable income for 2013 to zero.  Accordingly, no income tax provision was recorded for 2013.

As of December 31, 2013, Orchid had approximately $5.2 million of capital loss carryforwards that can be utilized to offset future capital gains.

In general, common stock dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the tax period ended December 31, 2013, all income distributed in the form of dividends declared is considered characterized as ordinary income.

NOTE 9.   EARNINGS PER SHARE (EPS)

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2013 and 2012.

(in thousands, except per-share information)
	2013	2012
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net (loss) income - Basic and diluted	$(698)	$534
Weighted average common shares:
Common shares outstanding at the balance sheet date	3,342	154
Common shares to be distributed as a stock dividend	-	828
Effect of weighting	(330)	-
Weighted average shares-basic and diluted	3,012	982
(Loss) income per common share:
Basic and diluted	$(0.23)	$0.54

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the year ended December 31, 2012, the 981,665 common shares, which includes the 154,110 shares of common stock outstanding at December 31, 2012 and the 827,555 shares distributed as a stock dividend, is used for the EPS computation, as Bimini has been the sole stockholder during the entire period

NOTE 10.   FAIR VALUE

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

The Company’s RMBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in RMBS determined by either an independent third-party or do so internally.

RMBS and Eurodollar futures contracts were recorded at fair value on a recurring basis during the years ended December 31, 2013 and 2012. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Mortgage-backed securities	$351,223	$-	$351,223	$-
Eurodollar futures contracts	2,446	2,446	-	-
December 31, 2012
Mortgage-backed securities	$115,380	$-	$115,380	$-

During the years ended December 31, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 11. RELATED PARTY TRANSACTIONS

Management Agreement

The Company entered into a management agreement with Bimini, which provided for an initial term through December 31, 2011 with automatic one-year extension options. The agreement was extended under the option to December 31, 2013, but was terminated at the completion of the Company’s IPO on February 20, 2013.  At the completion of the IPO, the Company entered into a management agreement with the Manager, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the management agreement, Bimini Advisors will be responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors will receive a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, once the Company’s Equity, as defined in the management agreement, exceeds $100 million for the first time, Bimini Advisors will begin allocating to the Company, it’s pro rata portion of certain overhead costs as defined in the management agreement.  Should the Company terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The Company was obligated to reimburse Bimini for its costs incurred under the original management agreement. In addition, the Company was required to pay Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets. Total expenses recorded during the years ended December 31, 2013 and 2012 for the management fee and costs incurred was approximately $679,000 and $335,000, respectively.

At December 31, 2013 and December 31, 2012, the net amount due (to) from affiliates was approximately ($82,000) and $45,000, respectively.

Payment of Certain Offering Expenses

Bimini Advisors has paid, or has reimbursed Orchid, for all offering expenses in connection with the Company’s IPO.  During the year ended December 31, 2012, these expenses were approximately $0.2 million.  During the year ended December 31, 2013, Bimini Advisors paid additional expenses related to this offering of approximately $3.0 million. In addition, during the year ended December 31, 2012, Bimini Advisors paid certain expenses totaling approximately $0.8 million on behalf of the Company associated with a failed merger attempt.  The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs or attempted merger costs, therefore they are not included in the Company's financial statements.

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

Consulting Agreement

In September 2010, the Company entered into a consulting agreement with W Coleman Bitting, who became one of the Company’s independent directors in February 2013. The terms of the consulting agreement provided that Mr. Bitting would advise the Company with respect to financing alternatives, business strategies and related matters as requested during the term of the agreement. In exchange for his services, the consulting agreement provided that the Company pay Mr. Bitting an hourly fee of $150 and reimburse him for all out-of-pocket expenses reasonably incurred in the performance of his services. During years ended December 31, 2013 and 2012, the Company paid Mr. Bitting approximately $3,800 and $30,400, respectively, under this agreement. Mr. Bitting’s consulting agreement was terminated upon completion of the Company’s IPO. The total compensation Mr. Bitting received under the consulting agreement was approximately $115,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in its periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

      There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of financial statements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used criteria set forth Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders to be held on June 11, 2014, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2013 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item 12 is incorporated herein by reference to the Proxy Statement and to Part II, Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.
Financial Statements. The financial statements of the Company, together with the report of Independent Registered Public Accounting Firm thereon, are set forth in Part II-Item 8 of this Form 10-K and are incorporated herein by reference.

       The following information is filed as part of this Form 10-K:

b.	Financial Statement Schedules.
Not applicable.

c.	Exhibits.

Exhibit No.

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.4
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indmnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

*	Represents a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
****	Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: February 21, 2014	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 21, 2014	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 21, 2014
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ G. Hunter Haas, IV	Chief Financial Officer, Chief	February 21, 2014
G. Hunter Haas, IV	Investment Officer, and Director
(Principal Financial Officer)

/s/ Jerry Sintes	Treasurer	February 21, 2014
Jerry Sintes	(Principal Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 21, 2014
W Coleman Bitting

/s/ John B. Van Heuvelen	Independent Director	February 21, 2014
John B. Van Heuvelen

/s/ Frank P. Filipps	Independent Director	February 21, 2014
Frank P. Filipps

/s/ Ava L. Parker	Independent Director	February 21, 2014
Ava L. Parker