Form 10-Q
period 2014-03-31
Orchid Island Capital, Inc.
filed 2014-05-06
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares outstanding at May 6, 2014: 9,091,665

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$689,163,695	$335,774,980
Unpledged	58,593,805	15,447,532
Total mortgage-backed securities	747,757,500	351,222,512
Cash and cash equivalents	43,567,673	8,169,402
Restricted cash	4,096,000	2,445,625
Accrued interest receivable	2,875,420	1,559,437
Derivative asset, at fair value	1,548,521	-
Other assets	292,315	179,071
Total Assets	$800,137,429	$363,576,047

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$651,246,345	$318,557,054
Payable for unsettled securities purchased	39,502,694	-
Accrued interest payable	116,677	91,461
Due to affiliates	132,200	81,925
Other liabilities	1,729,799	80,260
Total Liabilities	692,727,715	318,810,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 8,611,665 shares issued and outstanding as of March 31, 2014 and 3,341,665 shares issued
and outstanding as of December 31, 2013	86,117	33,417
Additional paid-in capital	107,323,597	46,115,961
Accumulated deficit	-	(1,384,031)
Total Stockholders' Equity	107,409,714	44,765,347
Total Liabilities and Stockholders' Equity	$800,137,429	$363,576,047
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
Interest income	$3,782,622	$1,413,258
Interest expense	(410,843)	(201,420)
Net interest income	3,371,779	1,211,838
Realized gains on mortgage-backed securities	911,318	99,925
Unrealized gains (losses) on mortgage-backed securities	1,539,988	(29,160)
Losses on derivative instruments	(1,693,292)	(483,925)
Net portfolio income	4,129,793	798,678

Expenses:
Management fees	302,800	125,100
Directors' fees and liability insurance	84,251	41,462
Audit, legal and other professional fees	73,011	144,150
Direct REIT operating expenses	44,820	64,384
Other administrative	29,647	23,224
Total expenses	534,529	398,320

Net income	$3,595,264	$400,358

Basic and diluted net income per share	$0.71	$0.20

Weighted Average Shares Outstanding	5,093,554	2,004,332

Dividends declared per common share	$0.540	$0.135
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2014

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balances, January 1, 2014	$33,417	$46,115,961	$(1,384,031)	$44,765,347
Net income	-	-	3,595,264	3,595,264
Cash dividends declared, $0.54 per share	-	(1,238,467)	(2,211,233)	(3,449,700)
Issuance of common stock pursuant to public offerings	52,700	62,446,103	-	62,498,803
Balances, March 31, 2014	$86,117	$107,323,597	$-	$107,409,714
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,595,264	$400,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized and unrealized gains on mortgage-backed securities	(2,451,306)	(70,765)
Unrealized loss on interest rate swaption	156,479	-
Changes in operating assets and liabilities:
Accrued interest receivable	(1,315,983)	(999,530)
Other assets	(115,291)	(236,305)
Accrued interest payable	25,216	9,965
Other liabilities	144,539	(2,132)
Due to (from) affiliates	50,275	(30,269)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	89,193	(928,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(506,249,295)	(308,658,763)
Sales	141,297,295	57,755,882
Principal repayments	10,373,059	6,092,947
Increase in restricted cash	(1,650,375)	(1,582,250)
Purchase of interest rate swaption, net of margin cash received	(200,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(356,429,316)	(246,392,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,669,241,858	678,889,088
Principal payments on repurchase agreements	(1,336,552,567)	(466,384,393)
Cash dividends	(3,449,700)	(451,124)
Proceeds from issuance of common stock	62,498,803	35,400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	391,738,394	247,453,571

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,398,271	132,709
CASH AND CASH EQUIVALENTS, beginning of the period	8,169,402	2,537,257
CASH AND CASH EQUIVALENTS, end of the period	$43,567,673	$2,669,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$385,627	$191,455

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY:
Securities acquired settled in later period	$39,502,694	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Issuance of common shares to Bimini Capital Management, Inc. pursuant to stock dividend	$-	$8,276
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2014 and 2013

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

Orchid completed a secondary offering of 1,800,000 common shares on January 23, 2014.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The aggregate net proceeds to Orchid were approximately $24.2 million which were invested in Agency RMBS securities on a leveraged basis.

Orchid completed a secondary offering of 3,200,000 common shares on March 24, 2014.  The underwriters exercised their overallotment option in full for an additional 480,000 shares on April 11, 2014.  The aggregate net proceeds to Orchid were approximately $44.0 million which were invested in Agency RMBS securities on a leveraged basis.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS, Eurodollar futures contracts and the interest rate swaption.

Statement of Comprehensive Income (Loss)

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income is the same as net income for the periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, of approximately $3,513,000 and $2,446,000 at March 31, 2014 and December 31, 2013, respectively, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash of $583,000 at March 31, 2014  represents cash held on deposit as collateral with a repurchase agreement counterparty.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures up to $250,000 per depositor at each financial institution. At March 31, 2014, the Company’s cash deposits exceeded federally insured limits by approximately $43.2 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company uses only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Eurodollar futures contracts and options to enter in interest rate swaps (“interest rate swaptions”), but may enter into other transactions in the future.  The Company has elected to not treat any of its derivative financial instruments as hedges. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

Holding derivatives creates exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company may be required to post collateral based on any declines in the market value of the derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the derivative.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties.

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar futures contracts and interest rate swaption are accounted for at fair value in the balance sheet. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due from/to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of March 31, 2014 and December 31, 2013 due to the short-term nature of these financial instruments.

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

Manager Compensation

The Company is externally managed by Bimini Advisors, LLC (“the Manager” or “Bimini Advisors”), a Maryland limited liability company and wholly-owned subsidiary of Bimini. The Company’s management agreement with the Manager provides for the payment to the Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 12 for the terms of the management agreement.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU became effective beginning January 1, 2014 on either a prospective or retrospective basis.  The guidance represents a change in financial statement presentation only and the adoption of this ASU did not have a material impact on the Company’s financial results.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP.  The amendments in the Update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics.  The amendments in this Update also revise the measurement guidance in Topic 946 such that investment companies must measure noncontrolling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests. The new guidance became effective beginning January 1, 2014.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing GAAP. The amendments in ASU 2013-04 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of March 31, 2014 and December 31, 2013:

(in thousands)
	March 31, 2014	December 31, 2013
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$75,850	$76,118
Adjustable-rate Mortgages	4,698	5,334
Fixed-rate Mortgages	620,928	245,523
Total Pass-Through Certificates	701,476	326,975
Structured RMBS Certificates:
Interest-Only Securities	35,681	19,206
Inverse Interest-Only Securities	10,600	5,042
Total Structured RMBS Certificates	46,281	24,248
Total	$747,757	$351,223

The following table summarizes the Company’s RMBS portfolio as of March 31, 2014 and December 31, 2013, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2014	December 31, 2013
Greater than five years and less than ten years	$1,330	$1,521
Greater than or equal to ten years	746,427	349,702
Total	$747,757	$351,223

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At March 31, 2014 and December 31, 2013, the Company had unpledged securities totaling $58.6 million and $15.4 million, respectively.  The unpledged balance at March 31, 2014 includes unsettled securities purchases with a fair value of approximately $26.0 million that will be pledged as collateral under repurchase agreements on their respective settlement dates in April 2014.

NOTE 3.   REPURCHASE AGREEMENTS

As of March 31, 2014, the Company had outstanding repurchase obligations of approximately $651.2 million with a net weighted average borrowing rate of 0.35%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $691.7 million, and cash pledged to the counterparties of approximately $0.6 million.  As of December 31, 2013, the Company had outstanding repurchase obligations of approximately $318.6 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $337.0 million.

As of March 31, 2014 and December 31, 2013, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2014
Fair market value of securities pledged, including
accrued interest receivable	$-	$523,455	$146,233	$21,978	$691,666
Repurchase agreement liabilities associated with
these securities	$-	$493,131	$137,677	$20,438	$651,246
Net weighted average borrowing rate	-	0.35%	0.35%	0.36%	0.35%
December 31, 2013
Fair market value of securities pledged, including
accrued interest receivable	$-	$326,348	$10,650	$-	$336,998
Repurchase agreement liabilities associated with
these securities	$-	$308,402	$10,155	$-	$318,557
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2014, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged, including accrued interest on such securities) of approximately $40.9 million.  At March 31, 2014, the Company did not have an amount at risk with any repurchase agreement counterparty greater than 10% of the Company’s equity.  Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2013 is as follows:

(in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
Citigroup Global Markets, Inc.	$5,487	12.3%	11

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivatives, such as Eurodollar Futures contracts and an interest rate swaption.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

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

During the three months ended March 31, 2014, the Company entered into an interest rate swaption agreement.  The Company’s swaption agreement grants the Company the right but not the obligation to enter into an underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into receive fixed interest rate swap (“receiver swaption”).

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of March 31, 2014 and December 31, 2013.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2014	December 31, 2013
Assets
Eurodollar futures - Margin posted to counterparty	Restricted cash	$3,513	$2,446
Payer swaption	Derivative assets, at fair value	1,549	-
		$5,062	$2,446
Liability
Payer swaption - Margin posted by counterparty	Other liabilities	$(1,505)	$-

The tables below presents information related to the Company’s Eurodollar futures positions at March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
		Average			Average
	Weighted	Contract		Weighted	Contract
	Average	Notional	Open	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)	LIBOR Rate	Amount	Equity(1)
2014	0.32%	$400,000	$(211)	0.40%	$262,500	$(189)
2015	0.78%	400,000	(264)	0.80%	275,000	(146)
2016	1.90%	400,000	1,354	1.90%	250,000	1,367
2017	2.85%	400,000	1,777	3.03%	250,000	2,291
2018	3.44%	350,000	797	3.77%	250,000	1,575
Total / Weighted Average	2.01%	$390,625	$3,453	2.02%	$257,353	$4,898

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions.

The table below presents information related to the Company’s interest rate swaption position at March 31, 2014.

(in thousands)
	Option			Underlying Swap
					Fixed	Receive
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
≤ 1 year	$1,705	$1,549	12	$100,000	2.53%	3 Month	5

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2014 and 2013.

(in thousands)
	2014	2013
Eurodollar futures contracts (short positions)	$(1,537)	$(484)
Payer swaption	(156)	-
	$(1,693)	$(484)

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments are included in restricted cash on our balance sheets.

NOTE 5. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2014 and December 31, 2013.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset
in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2014
Derivative assets - Payer swaption	$1,549	$-	$1,549	$-	$(1,505)	$44
December 31, 2013
Derivative assets	$-	$-	$-	$-	$-	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2014
Repurchase Agreements	$651,246	$-	$651,246	$(650,663)	$(583)	$-
December 31, 2013
Repurchase Agreements	$318,557	$-	$318,557	$(318,557)	$-	$-

The amounts disclosed for collateral received by or posted to the same counterparty up to and not exceeding the net amount of the asset or liability presented in the balance sheet.  The fair value of the actual collateral received by or posted to the same counterparty may exceed the amounts presented.

NOTE 6.  CAPITAL STOCK

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

Common Stock Issuances

During 2014 and 2013, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Price
		Received		Net
Type of Offering	Month	Per Share(1)	Shares	Proceeds(2)
2014
Secondary Offering	January 2014	$12.50	2,070,000	$24,174
Secondary Offering(3)	March 2014	12.55	3,680,000	44,021
			5,750,000	$68,195
2013
Initial Public Offering	February 2013	$15.00	2,360,000	$35,400	(4)
			2,360,000	$35,400

(1)	Price received per share is gross of underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)
Includes net proceeds received of $5.7 million and 480,000 shares issued to the underwriters in April 2014 pursuant to the exercise of their overallotment option related to the March 2014 offering.  The net proceeds and shares issued under the exercise of this option are not reflected in the Company’s financial statements as of March 31, 2014.

(4)
Bimini Advisors has paid, or has reimbursed the Company for all offering expenses in connection with the Company’s IPO.  The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs; therefore they are not included in the Company's financial statements.

Stock Dividend

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed pursuant to this dividend were issued to Bimini on February 20, 2013, immediately prior to the Company’s IPO.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock since its IPO.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2014
April 8, 2014(1)	April 25, 2014	April 30, 2014	$0.180	$1,636,500
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550,100
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974,100
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925,500
2013
December 11, 2013	December 26, 2013	December 30, 2013	$0.180	$601,500
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451,125

(1)	The effect of the dividends declared in April 2014 is not reflected in the Company’s financial statements as of March 31, 2014.

NOTE 7.  STOCK INCENTIVE PLAN

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

On April 25, 2014, our Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors will have all of the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.  The effect of this grant is not reflected in the Company’s financial statements as of March 31, 2014.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2014.

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

NOTE 10.   EARNINGS PER SHARE (EPS)

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2014 and 2013.

(in thousands, except per-share information)
	2014	2013
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income - Basic and diluted	$3,595	$400
Weighted average common shares:
Common shares outstanding at the balance sheet date	8,612	3,342
Effect of weighting	(3,518)	(1,338)
Weighted average shares-basic and diluted	5,094	2,004
Income per common share:
Basic and diluted	$0.71	$0.20

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the three months ended March 31, 2013, the 827,555 shares distributed as a stock dividend were treated as if outstanding for the entire period, as Bimini was the sole stockholder during the entire period prior to Orchid’s IPO.

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

The Company’s RMBS and interest rate swaptions are valued using Level 2 valuations, and such valuations currently are determined by the Company based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in RMBS and interest rate swaptions determined by either an independent third-party or do so internally.

RMBS, interest rate swaptions and Eurodollar futures contracts were recorded at fair value on a recurring basis during the three months ended March 31, 2014 and 2013. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Mortgage-backed securities	$747,758	$-	$747,758	$-
Eurodollar futures contracts	3,513	3,513	-	-
Payer swaption	1,549	-	1,549	-
December 31, 2013
Mortgage-backed securities	$351,223	$-	$351,223	$-
Eurodollar futures contracts	2,446	2,446	-	-

During the three months ended March 31, 2014 and 2013, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 12. RELATED PARTY TRANSACTIONS

Management Agreement

The Company entered into a management agreement with Bimini, which provided for an initial term through December 31, 2011 with automatic one-year extension options. The agreement was extended under the option to December 31, 2013, but was terminated at the completion of the Company’s IPO on February 20, 2013.  At the completion of the IPO, the Company entered into a management agreement with Bimini Advisors (the “Manager”), which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the management agreement, Bimini Advisors is responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, Bimini Advisors will begin allocating to the Company it’s pro rata portion of certain overhead costs as defined in the management agreement commencing with the calendar quarter beginning July 1, 2014.  Should the Company terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The Company was obligated to reimburse Bimini for its costs incurred under the original management agreement. In addition, the Company was required to pay Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that include, but are not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets. Total expenses recorded during the three months ended March 31, 2014 and 2013 for the management fee and costs incurred was approximately $303,000 and $140,000, respectively.

At March 31, 2014 and December 31, 2013, the net amount due to affiliates was approximately $132,000 and $82,000, respectively.

Payment of Certain Offering Expenses

Bimini Advisors has paid, or has reimbursed Orchid, for all offering expenses in connection with the Company’s IPO.  During the three months ended March 31, 2013, Bimini Advisors paid expenses related to this offering of approximately $3.0 million. The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they are not included in the Company's financial statements.

Other Relationships with Bimini

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We were formed by Bimini in August 2010 and commenced operations on November 24, 2010. At December 31, 2012, Bimini was our sole stockholder. We completed our initial public offering on February 20, 2013.  In that offering we raised gross proceeds of $35.4 million from the sale of 2,360,000 shares of our common stock. We completed secondary offerings in January and March 2014, raising aggregate net proceeds of approximately $68.2 million from the sale of 5,750,000 shares of our common stock inclusive of the $5.7 million of net proceeds received from the exercise of the underwriters’ overallotment option, which was closed in April 2014.

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2014, as compared to the Company’s results of operations for the three months ended March 31, 2013.

Net Income Summary

Net income for the three months ended March 31, 2014 was $3.6 million, or $0.71 per share. Net income for the three months ended March 31, 2013 was $0.4 million, or $0.20 per share. The components of net income for the three months ended March 31, 2014 and 2013, along with the changes in those components are presented in the table below:

(in thousands)
	2014	2013	Change
Interest income	$3,783	$1,413	$2,370
Interest expense	(411)	(201)	(210)
Net interest income	3,372	1,212	2,160
Gains (losses) on RMBS and derivative contracts	758	(414)	1,172
Net portfolio income	4,130	798	3,332
Expenses	(535)	(398)	(137)
Net income	$3,595	$400	$3,195

GAAP and Non-GAAP Reconciliation

To date, the Company has used derivatives, specifically Eurodollar futures contracts and an interest rate swaption, to hedge the interest rate risk on repurchase agreements in a rising rate environment. Each Eurodollar contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate.   We currently have one interest rate swaption agreement in place, giving us the option to enter into a swap covering future periods.

The Company has not elected to designate its derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board, (the “FASB”), Accounting Standards Codification, (“ASC”), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in the Company’s statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments. In the future, the Company may use other derivative instruments to hedge its interest expense and/or elect to designate its derivative holdings for hedge accounting treatment.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of March 31, 2014, the Company had Eurodollar futures contracts in place through 2018. Since the Company has taken short positions on these contracts, when interest rates move higher the value of our short position may increase in value. The opposite would be true if interest rates were to decrease. Adjusting our interest expense for the periods presented by the gains on all Eurodollar futures would not accurately reflect our economic interest expense for these periods. As of March 31, 2014, we currently have one interest rate swaption agreement in place, covering periods beginning in 2015 through 2020.  As such, the loss reported in the 2014 statement of operations on the interest rate swaption relates to future periods.

For each period presented, the Company has combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on repurchase agreements to reflect total expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income.

However, under ASC 815, because the Company has not elected hedging treatment, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period — covering the current period as well as periods in the future.

The Company believes that economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help the Company to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of its current investment portfolio or operations. The realized and unrealized gains or losses presented in the Company’s statements of operations are not necessarily representative of the total interest rate expense that the Company will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses the Company ultimately realizes, and which will affect the Company’s total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

The Company’s presentation of the economic value of its hedging strategy has important limitations. First, other market participants may calculate economic interest expense and economic net interest income differently than the Company calculates them. Second, while the Company believes that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool. Therefore, the economic value of the Company’s investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP  for each quarter during 2014 and 2013.

Gains (Losses) on Derivative Instruments
(in thousands)
	Recognized in	Attributed to	Attributed to
	Income	Current	Future
	Statement	Period	Periods
	(GAAP)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2014	$(1,693)	$(30)	$(1,663)
December 31, 2013	733	(42)	775
September 30, 2013	(2,272)	(28)	(2,244)
June 30, 2013	6,852	(4)	6,856
March 31, 2013	(484)	(65)	(419)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains (Losses)		Net Interest Income
		GAAP	on Derivative	Economic	GAAP	Economic
	Interest	Interest	Instruments Attributed	Interest	Net Interest	Net Interest
	Income	Expense	to Current Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2014	$3,783	$411	$(30)	$441	$3,372	$3,342
December 31, 2013	2,806	309	(42)	351	2,497	2,455
September 30, 2013	2,551	294	(28)	322	2,257	2,229
June 30, 2013	2,429	322	(4)	326	2,107	2,103
March 31, 2013	1,413	201	(65)	266	1,212	1,147

(1)	Reflects the effect of derivative instrument hedges for only the period presented.

(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.

(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the three months ended March 31, 2014, we generated $3.4 million of net interest income, consisting of $3.8 million of interest income from RMBS assets offset by $0.4 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2013, we generated $1.2 million of net interest income, consisting of $1.4 million of interest income from RMBS assets offset by $0.2 million of interest expense on repurchase liabilities.   The $2.4 million increase in interest income and $0.2 million increase in interest expense for the three months ended March 31, 2014 primarily reflects the deployment of the proceeds from our January and March 2014 common stock offerings into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on repurchase liabilities for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.3 million, respectively, resulting in $3.3 million and $1.1 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on
	RMBS		Average	Average	Interest Expense		Average Cost of Funds
	Securities	Interest	RMBS	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	Securities	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2014	$549,490	$3,783	2.75%	$484,902	$411	$441	0.34%	0.36%
December 31, 2013	341,505	2,806	3.29%	310,107	309	351	0.40%	0.45%
September 30, 2013	335,467	2,551	3.04%	305,196	294	322	0.39%	0.42%
June 30, 2013	349,704	2,429	2.78%	312,591	322	326	0.41%	0.42%
March 31, 2013	237,820	1,413	2.38%	210,194	201	266	0.38%	0.51%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2014	$3,372	$3,341	2.41%	2.39%
December 31, 2013	2,497	2,455	2.89%	2.84%
September 30, 2013	2,257	2,229	2.65%	2.62%
June 30, 2013	2,107	2,103	2.37%	2.36%
March 31, 2013	1,212	1,147	2.00%	1.87%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on page 23 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 24 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and effect of derivative instruments hedges attributed to the period divided by Average RMBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS Securities.

Interest Income and Average Asset Yield

Our interest income for the three months ended March 31, 2014 and 2013 was $3.8 million and $1.4 million, respectively.  We had average RMBS holdings of $549.5 million and $237.8 million for the three months ended March 31, 2014 and 2013, respectively.  The yield on our portfolio was 2.75% and 2.38% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, there was a $2.4 million increase in interest income due to a $311.7 million increase in average RMBS, combined with a 37 basis point increase in the yield on average RMBS.  The increase in average RMBS during the three months ended March 31, 2014 reflects the deployment of the proceeds of our two common stock offerings during 2014.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”).

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
March 31, 2014	$514,226	$35,264	$549,490	$4,402	$(619)	$3,783	3.42%	(7.02)%	2.75%
December 31, 2013	318,996	22,509	341,505	2,726	80	2,806	3.42%	1.42%	3.29%
September 30, 2013	314,096	21,371	335,467	2,412	139	2,551	3.07%	2.60%	3.04%
June 30, 2013	326,977	22,727	349,704	2,514	(85)	2,429	3.08%	(1.51)%	2.78%
March 31, 2013	223,191	14,629	237,820	1,416	(3)	1,413	2.54%	(0.06)%	2.38%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $484.9 million and $210.2 million and total interest expense of $0.4 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Our average cost of funds was 0.34% and 0.38% for three months ended March 31, 2014 and 2013, respectively.  There was a 4 basis point decrease in the average cost of funds and a $274.7 million increase in average outstanding repurchase agreements during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The increase in average outstanding repurchase agreements reflects the leveraging of the proceeds of our two common stock offerings in 2014.

Our economic interest expense was $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. There was a 15 basis point decrease in the average economic cost of funds to 0.36% for the three months ended March 31, 2014 from 0.51% for the three months ended March 31, 2013.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 18 basis points above the average one-month LIBOR and equal to the average six-month LIBOR for the quarter ended March 31, 2014.  Our average economic cost of funds was 20 basis points above the average one-month LIBOR and 2 basis points above the average six-month LIBOR for the quarter ended March 31, 2014. The average term to maturity of the outstanding repurchase agreements increased to 25 days at March 31, 2014 from 15 days at December 31, 2013.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2014	$484,902	$411	$441	0.34%	0.36%
December 31, 2013	310,107	309	351	0.40%	0.45%
September 30, 2013	305,196	294	322	0.39%	0.42%
June 30, 2013	312,591	322	326	0.41%	0.42%
March 31, 2013	210,194	201	266	0.38%	0.51%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.28%	0.09%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.23%	0.02%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.22%	(0.01)%
March 31, 2013	0.21%	0.48%	0.17%	(0.10)%	0.30%	0.03%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2014 and 2013.

(in thousands)
	2014	2013	Change
Realized gains on sales of RMBS	$911	$100	$811
Unrealized gains (losses) on RMBS	1,540	(29)	1,569
Total gains on RMBS	2,451	71	2,380
Losses on Eurodollar futures	(1,537)	(484)	(1,053)
Loss on payer swaption	(156)	-	(156)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2014 and 2013, we received proceeds of $141.3 million and $57.8 million, respectively, from the sales of RMBS.  The increase in sales volume reflects the repositioning of our portfolio following our two equity offerings in the first quarter of 2014.   The net realized and unrealized gains on RMBS for the three months ended March 31, 2014 and 2013 were the result of sales executed to replace securities which no longer offered attractive risk adjusted returns with those that did.  Losses on Eurodollar futures contracts are a result of the declining LIBOR during the three months ended March 31, 2014 and 2013. The table below presents historical interest rate data for each quarter end during 2014 and 2013.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
March 31, 2014	2.72%	3.36%	4.34%	0.23%
December 31, 2013	3.03%	3.48%	4.46%	0.24%
September 30, 2013	2.62%	3.52%	4.49%	0.25%
June 30, 2013	2.48%	3.17%	4.07%	0.27%
March 31, 2013	1.85%	2.76%	3.57%	0.28%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.  The table below provides a breakdown of operating expenses for the three months ended March 31, 2014 and 2013.

(in thousands)
	2014	2013	Change
Management fees	$303	$125	$178
Directors fees and liability insurance	84	41	43
Legal fees	13	14	(1)
Other professional fees	60	130	(70)
Other direct REIT operating expenses	45	64	(19)
Other expenses	30	24	6
Total expenses	$535	$398	$137

Under the terms of a management agreement that was in effect until the completion of our initial public offering, we paid Bimini a monthly management fee equal to 1/12 of 1.50% per annum of our Stockholders’ Equity (as defined in the management agreement).  In addition, we paid Bimini a monthly fee of $7,200, which represented an allocation of overhead expenses for items that included, but were not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of our assets and Bimini’s consolidated assets.  At the completion of the IPO, we entered into a management agreement with Bimini Advisors, LLC, a wholly owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights. Under the terms of the management agreement, Bimini Advisors is responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

 The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, Bimini Advisors will begin allocating to the Company it’s pro rata portion of certain overhead costs as defined in the management agreement commencing with the calendar quarter beginning on July 1, 2014.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2014, our RMBS portfolio consisted of $747.8 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.13%.  During the three months ended March 31, 2014, we received principal repayments of $10.4 million compared to $6.1 million for the three months ended March 31, 2013.  The average prepayment speeds for the quarters ended March 31, 2014 and 2013 were 9.1% and 20.0%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2014	4.2	14.9	9.1
December 31, 2013	5.3	17.9	9.9
September 30, 2013	6.5	28.2	12.6
June 30, 2013	6.5	29.8	16.3
March 31, 2013	9.2	33.0	20.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS mortgage related securities as of March 31, 2014 and December 31, 2013:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2014
Adjustable Rate RMBS	$4,698	0.6%	4.10%	242	1-Sep-35	1.93	10.16%	2.00%
Fixed Rate RMBS	620,928	83.0%	4.27%	311	1-Apr-44	NA	NA	NA
Hybrid Adjustable Rate RMBS	75,850	10.1%	2.55%	347	1-Aug-43	106.65	7.55%	2.00%
Total Mortgage-backed Pass-through	701,476	93.7%	4.09%	314	1-Apr-44	100.54	7.71%	2.00%
Interest-Only Securities	35,681	4.8%	4.32%	266	15-Dec-40	NA	NA	NA
Inverse Interest-Only Securities	10,600	1.5%	6.04%	308	15-Dec-40	NA	2.42%	NA
Total Structured RMBS	46,281	6.3%	4.71%	276	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$747,757	100.0%	4.13%	312	1-Apr-44	NA	NA	NA
December 31, 2013
Adjustable Rate RMBS	$5,334	1.5%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate RMBS	245,523	69.9%	4.05%	323	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate RMBS	76,118	21.7%	2.56%	350	1-Aug-43	109.60	7.56%	2.00%
Total Mortgage-backed Pass-through	326,975	93.1%	3.70%	328	1-Dec-43	102.67	7.72%	2.00%
Interest-Only Securities	19,206	5.5%	4.39%	261	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,042	1.4%	5.92%	317	15-Dec-40	NA	6.08%	NA
Total Structured RMBS	24,248	6.9%	4.71%	272	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$351,223	100.0%	3.77%	324	1-Dec-43	NA	NA	NA

($ in thousands)
	March 31, 2014		December 31, 2013
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$419,300	56.07%	$211,063	60.09%
Freddie Mac	303,195	40.55%	121,842	34.69%
Ginnie Mae	25,262	3.38%	18,318	5.22%
Total Portfolio	$747,757	100.00%	$351,223	100.00%

	March 31, 2014	December 31, 2013
Weighted Average Pass Through Purchase Price	$106.54	$105.60
Weighted Average Structured Purchase Price	$12.93	$12.11
Weighted Average Pass Through Current Price	$105.89	$102.83
Weighted Average Structured Current Price	$14.34	$14.59
Effective Duration (1)	3.831	4.188

(1) Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.831 indicates that an interest rate increase of 1.0% would be expected to cause a 3.831% decrease in the value of the RMBS in the Company’s investment portfolio at March 31, 2014.  An effective duration of 4.188 indicates that an interest rate increase of 1.0% would be expected to cause a 4.188% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2013. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2014 and 2013.

($ in thousands)
	2014			2013
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$521,468	$107.11	3.07%	$289,850	$105.13	2.08%
Structured RMBS	24,284	14.33	(4.73)%	18,809	14.21	0.76%

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

Prepayments on the loans underlying our RMBS can alter the timing of the cash flows from the underlying loans to us. As a result, we gauge the interest rate sensitivity of our assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments.

We face the risk that the market value of our PT RMBS assets will increase or decrease at different rates than that of our structured RMBS or liabilities, including our hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. We generally calculate duration and effective duration using various third party models or obtain these quotes from third parties.  However, empirical results and various third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2014, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
RMBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate RMBS	$4,698	$6	$(30)	$(53)	0.13%	(0.65)%	(1.14)%
Hybrid Adjustable Rate RMBS	75,850	3,405	(4,698)	(9,551)	4.49%	(6.19)%	(12.59)%
Fixed Rate RMBS	620,928	24,527	(37,455)	(75,400)	3.95%	(6.03)%	(12.14)%
Interest-Only RMBS	35,681	(10,810)	8,205	10,865	(30.30)%	23.00%	30.45%
Inverse Interest-Only RMBS	10,600	(1,275)	(722)	(2,556)	(12.03)%	(6.81)%	(24.12)%
Total RMBS Portfolio	$747,757	$15,853	$(34,700)	$(76,695)	2.12%	(4.64)%	(10.26)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts	$6,250,000	$(14,137)	$18,832	$39,055	(0.84)%	1.02%	2.04%
Payer swaption	100,000	(1,220)	3,207	7,805	(1.22)%	3.21%	7.80%

(1) Represents the total cumulative contract/notional amount of Eurodollar futures contracts and payer swaption outstanding.

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

Repurchase Agreements

As of March 31, 2014, we had established borrowing facilities in the repurchase agreement market with 13  counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of March 31, 2014, we had funding in place with 11 of the 13 counterparties.  These borrowings are secured by the Company’s RMBS and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2014, we had obligations outstanding under the repurchase agreements of approximately $651.2 million with a net weighted average borrowing cost of 0.35%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 3 to 91 days, with a weighted average remaining maturity of 25 days.  Securing the repurchase agreement obligations as of March 31, 2014 are RMBS with an estimated fair value, including accrued interest, of approximately $691.7 million and a weighted average maturity of 313 months. Through May 6, 2014, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2014 with maturities through October 3, 2014.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2014 and 2013.

(dollars in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
March 31, 2014	$651,246	$484,902	$166,344	34.30	%(a)
December 31, 2013	318,557	310,107	8,450	2.72%
September 30, 2013	301,657	305,196	(3,539)	(1.16)%
June 30, 2013	308,735	312,591	(3,856)	(1.23)%
March 31, 2013	316,446	210,194	106,252	50.55	%(b)

(a)
The higher ending balance relative to the average balance during the quarter ended March 31, 2014 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s January and March 2014 equity offerings.  During the quarter ended March 31, 2014, the Company’s investment in PT RMBS increased $374.5 million.

(b)
The higher ending balance relative to the average balance during the quarter ended March 31, 2013 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s IPO.  During the quarter ended March 31, 2013, the Company’s investment in PT RMBS increased $227.2 million.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.  At March 31, 2014, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.50% of the estimated fair value of the underlying collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$651,246	$-	$-	$-	$651,246
Interest expense on repurchase agreements(1)	273	-	-	-	273
Totals	$651,519	$-	$-	$-	$651,519

(1) Interest expense on repurchase agreements is based on current interest rates as of March 31, 2014 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of March 31, 2014, we had cash and cash equivalents of $43.6 million.  We generated cash flows of $12.8 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $484.9 million during the three months ended March 31, 2014.

Stockholders’ Equity

On February 14, 2013, our Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock then outstanding. The 827,555 shares distributed pursuant to the dividend were issued to Bimini on February 20, 2013, immediately prior to our IPO.

On February 20, 2013, we completed an IPO of our common stock, issuing 2,360,000 shares of common stock at a price of $15.00 per share.  The gross proceeds we received on this sale were $35.4 million.

In January 2014, we completed a public offering of 2,070,000 shares of our common stock (including 270,000 shares sold pursuant to the full exercise of the overallotment option granted to the underwriters which closed on January 29, 2014) for aggregate net proceeds of approximately $24.2 million after deducting underwriters’ discounts and commissions and offering expenses.

In March 2014, we completed a public offering of 3,680,000 shares of our common stock (including 480,000 shares sold pursuant to the full exercise of the overallotment option granted to the underwriters which closed on April 11, 2014) for aggregate net proceeds of approximately $44.0 million after deducting underwriters’ discounts and commissions and offering expenses.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. As the economy has slowly recovered, home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures are slowly being worked off.  The combination of recovering home prices, attractive financing levels – albeit with still tight lending standards - and decreasing liquidations of home via foreclosures have resulted in an acceleration in refinancing activity.

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

Fannie Mae and Freddie Mac reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (the “Johnson-Crapo Bill”), which is generally based on the Corker-Warner Bill.  The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach.  As the FHFA and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.  It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects would be.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency RMBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing Treasury bonds at auction. On January 29, 2014, March 19, 2014 and April 30, 2014, the FOMC announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds to take effect in February, April and May 2014, respectively. The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation.

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

Although long-term interest rates are currently at historically low levels, they are still high relative to short-term interest rates. We believe that the relationship between long and short-term interest rates will remain relatively unchanged so long as the U.S. economic recovery and inflation rates remain tepid. If the economic recovery were to strengthen or inflation rates increase, the Federal Reserve may decide to abandon its current low-interest rate policies and/or increase interest rates. Although an increase in the Federal Funds Rate would most likely result in an increase in LIBOR, other European-specific factors, such as a credit disruption in the European inter-bank credit market, could cause an increase in LIBOR independent of movements in the Federal Funds Rate.

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

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency RMBS with shorter durations, such as short-term fixed and floating rate CMOs. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than pass-through Agency RMBS, particularly pass-through Agency RMBS backed by fixed-rate mortgages.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar futures contracts or interest rate swaptions.

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

Derivative Financial Instruments

The Company has entered into Eurodollar futures contracts and an interest rate swaption to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The Company has elected to not treat any of its derivative financial instruments as hedges. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Capital Expenditures

At March 31, 2014, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our initial public offering.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2014
April 8, 2014	April 25, 2014	April 30, 2014	$0.180	$1,636,500
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550,100
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974,100
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925,500
2013
December 11, 2013	December 26, 2013	December 30, 2013	$0.180	$601,500
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451,125

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 21, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell equity securities that were not registered under the Securities Act during the three months ended March 31, 2014.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.

31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***
Submitted electronically herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934 and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: May 6, 2014	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: May 6, 2014	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer)