Form 10-Q
period 2014-06-30
Orchid Island Capital, Inc.
filed 2014-07-31
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares outstanding at July 31, 2014: 9,748,029

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$833,383,756	$335,774,980
Unpledged	42,620,495	15,447,532
Total mortgage-backed securities	876,004,251	351,222,512
Cash and cash equivalents	33,284,745	8,169,402
Restricted cash	3,584,000	2,445,625
Accrued interest receivable	3,798,455	1,559,437
Derivative asset, at fair value	1,199,700	-
Other assets	515,335	179,071
Total Assets	$918,386,486	$363,576,047

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$783,700,849	$318,557,054
Payable for unsettled security purchased	6,828,538	-
Accrued interest payable	308,339	91,461
Due to affiliates	152,166	81,925
Other liabilities	1,707,589	80,260
Total Liabilities	792,697,481	318,810,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 9,632,108 shares issued and outstanding as of June 30, 2014 and 3,341,665 shares issued
and outstanding as of December 31, 2013	96,321	33,417
Additional paid-in capital	121,185,060	46,115,961
Retained earnings (accumulated deficit)	4,407,624	(1,384,031)
Total Stockholders' Equity	125,689,005	44,765,347
Total Liabilities and Stockholders' Equity	$918,386,486	$363,576,047
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Interest income	$10,371,927	$3,841,957	$6,589,305	$2,428,699
Interest expense	(1,086,511)	(523,306)	(675,668)	(321,886)
Net interest income	9,285,416	3,318,651	5,913,637	2,106,813
Realized gains (losses) on mortgage-backed securities	3,891,439	(823,530)	2,980,121	(923,454)
Unrealized gains (losses) on mortgage-backed securities	10,123,966	(9,158,782)	8,583,978	(9,129,622)
(Losses) gains on derivative instruments	(7,421,488)	6,367,663	(5,728,196)	6,851,588
Net portfolio income (loss)	15,879,333	(295,998)	11,749,540	(1,094,675)

Expenses:
Management fees	732,500	310,200	429,700	185,100
Accrued incentive compensation	225,000	-	225,000	-
Directors' fees and liability insurance	240,286	124,385	156,034	82,924
Audit, legal and other professional fees	245,438	250,487	172,427	106,338
Direct REIT operating expenses	88,385	100,627	43,565	36,243
Other administrative	117,520	64,097	87,873	40,872
Total expenses	1,649,129	849,796	1,114,599	451,477

Net income (loss)	$14,230,204	$(1,145,794)	$10,634,941	$(1,546,152)

Basic and diluted net income (loss) per share	$2.01	$(0.43)	$1.17	$(0.46)

Weighted Average Shares Outstanding	7,096,838	2,676,693	9,078,107	3,341,665

Dividends declared per common share	$1.080	$0.540	$0.540	$0.405
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2014

			(Accumulated
		Additional	Deficit) /
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balances, January 1, 2014	$33,417	$46,115,961	$(1,384,031)	$44,765,347
Net income	-	-	14,230,204	14,230,204
Cash dividends declared, $1.08 per share	-	-	(8,438,549)	(8,438,549)
Issuance of common stock pursuant to public offerings	62,875	75,014,599	-	75,077,474
Issuance of common stock pursuant to equity
compensation plan	29	38,420	-	38,449
Amortization of equity plan compensation	-	16,080	-	16,080
Balances, June 30, 2014	$96,321	$121,185,060	$4,407,624	$125,689,005
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,230,204	$(1,145,794)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation and equity plan amortization	54,529	-
Realized and unrealized (gains) losses on mortgage-backed securities	(14,015,405)	9,982,312
Realized and unrealized loss on interest rate swaption	1,285,300	-
Changes in operating assets and liabilities:
Accrued interest receivable	(2,239,018)	(943,822)
Other assets	(336,756)	(165,453)
Accrued interest payable	216,878	1,759
Other liabilities	361,329	(31,783)
Due to affiliates	70,241	118,508
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(372,698)	7,815,727

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(951,473,442)	(441,631,460)
Sales	420,787,208	193,018,563
Principal repayments	26,748,930	14,645,075
Increase in restricted cash	(1,138,375)	(8,457,250)
Purchase of interest rate swaptions, net of margin cash received	(1,219,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(506,294,679)	(242,425,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	3,179,549,864	1,671,711,679
Principal payments on repurchase agreements	(2,714,406,069)	(1,466,917,515)
Cash dividends	(8,438,549)	(1,804,499)
Proceeds from issuance of common stock, net of issuance costs	75,077,474	35,400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	531,782,720	238,389,665

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,115,343	3,780,320
CASH AND CASH EQUIVALENTS, beginning of the period	8,169,402	2,537,257
CASH AND CASH EQUIVALENTS, end of the period	$33,284,745	$6,317,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$869,633	$521,547

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY:
Security acquired settled in later period	$6,828,538	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Issuance of common shares to Bimini Capital Management, Inc. pursuant to stock dividend	$-	$8,276
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2014

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

On June 17, 2014, Orchid entered into an equity distribution agreement (the “Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  Through June 30, 2014, the Company has issued a total of 537,499 shares under the Equity Distribution Agreement for aggregate proceeds of approximately $6.9 million, net of commissions and fees. Through July 31, 2014, the Company has issued a total of 653,420 shares under the Equity Distribution Agreement for aggregate proceeds of approximately $8.4 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, of approximately $3,584,000 and $2,446,000 at June 30, 2014 and December 31, 2013, respectively, represents cash held by a broker as margin on Eurodollar futures contracts.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures up to $250,000 per depositor at each financial institution. At June 30, 2014, the Company’s cash deposits exceeded federally insured limits by approximately $32.9 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company uses only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans (collectively, “RMBS”). These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity). However, the Company has elected to account for its investment in RMBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Holding derivatives creates exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company may be required to post collateral based on any declines in the market value of the derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the agreement.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties.

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar futures contracts and interest rate swaptions are accounted for at fair value in the balance sheet. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of June 30, 2014 and December 31, 2013 due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions.  The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015.  The ASU is not expected to materially impact the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We currently record our repurchase arrangements as secured borrowings and do not anticipate that ASU 2014-11 will have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU became effective beginning January 1, 2014 on either a prospective or retrospective basis.  The guidance represents a change in financial statement presentation only and the adoption of this ASU did not have a material impact on the Company’s financial results.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of June 30, 2014 and December 31, 2013:

(in thousands)
	June 30, 2014	December 31, 2013
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$75,061	$76,118
Adjustable-rate Mortgages	4,650	5,334
Fixed-rate Mortgages	747,210	245,523
Total Pass-Through Certificates	826,921	326,975
Structured RMBS Certificates:
Interest-Only Securities	38,743	19,206
Inverse Interest-Only Securities	10,340	5,042
Total Structured RMBS Certificates	49,083	24,248
Total	$876,004	$351,223

The following table summarizes the Company’s RMBS portfolio as of June 30, 2014 and December 31, 2013, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2014	December 31, 2013
Greater than five years and less than ten years	$1,134	$1,521
Greater than or equal to ten years	874,870	349,702
Total	$876,004	$351,223

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At June 30, 2014 and December 31, 2013, the Company had unpledged securities totaling $42.6 million and $15.4 million, respectively.  The unpledged balance at June 30, 2014 includes an unsettled security purchase with a fair value of approximately $6.8 million that will be pledged as collateral under a repurchase agreement on its settlement date in July 2014.

NOTE 3.   REPURCHASE AGREEMENTS

As of June 30, 2014, the Company had outstanding repurchase obligations of approximately $783.7 million with a net weighted average borrowing rate of 0.35%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $836.5 million.  As of December 31, 2013, the Company had outstanding repurchase obligations of approximately $318.6 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $337.0 million.

As of June 30, 2014 and December 31, 2013, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2014
Fair market value of securities pledged, including
accrued interest receivable	$-	$595,201	$233,351	$7,981	$836,533
Repurchase agreement liabilities associated with
these securities	$-	$560,659	$217,199	$5,843	$783,701
Net weighted average borrowing rate	-	0.35%	0.34%	0.31%	0.35%
December 31, 2013
Fair market value of securities pledged, including
accrued interest receivable	$-	$326,348	$10,650	$-	$336,998
Repurchase agreement liabilities associated with
these securities	$-	$308,402	$10,155	$-	$318,557
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2014, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $52.5 million.  At June 30, 2014, the Company did not have an amount at risk with any repurchase agreement counterparty greater than 10% of the Company’s equity.  Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
Citigroup Global Markets, Inc.	$5,487	12.3%	11

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivatives, such as Eurodollar Futures contracts and interest rate swaptions.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

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

During the six months ended June 30, 2014, the Company was a party to interest rate swaption agreements.  At June 30, 2014, the Company had one outstanding swaption agreement which grants the Company the right but not the obligation to enter into an underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into receive fixed interest rate swap (“receiver swaption”).

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of June 30, 2014 and December 31, 2013.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2014	December 31, 2013
Assets
Eurodollar futures - Margin posted to counterparty	Restricted cash	$3,584	$2,446
Payer swaption	Derivative assets, at fair value	1,200	-
		$4,784	$2,446
Liability
Payer swaption - Margin posted by counterparty	Other liabilities	$(1,266)	$-

The tables below presents information related to the Company’s Eurodollar futures positions at June 30, 2014 and December 31, 2013.

($ in thousands)
	June 30, 2014			December 31, 2013
		Average			Average
	Weighted	Contract		Weighted	Contract
	Average	Notional	Open	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)	LIBOR Rate	Amount	Equity(1)
2014	-	$-	$-	0.40%	$262,500	$(189)
2015	0.65%	550,000	(789)	0.80%	275,000	(146)
2016	1.54%	550,000	159	1.90%	250,000	1,367
2017	2.46%	400,000	202	3.03%	250,000	2,291
2018	2.98%	400,000	(452)	3.77%	250,000	1,575
Total / Weighted Average	1.71%	$480,000	$(880)	2.02%	$257,353	$4,898

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The table below presents information related to the Company’s interest rate swaption position at June 30, 2014.

($ in thousands)
	Option			Underlying Swap
					Fixed	Receive
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
≤ 1 year	$1,520	$1,200	11.5	$100,000	2.38%	3 Month	5

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the six and three months ended June 30, 2014 and 2013.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Eurodollar futures contracts (short positions)	$(6,136)	$6,368	$(4,599)	$6,852
Payer swaptions	(1,285)	-	(1,129)	-
	$(7,421)	$6,368	$(5,728)	$6,852

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2014 and December 31, 2013.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset
in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2014
Derivative asset - Payer swaption	$1,200	$-	$1,200	$-	$(1,200)	$-
December 31, 2013
Derivative asset	$-	$-	$-	$-	$-	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2014
Repurchase Agreements	$783,701	$-	$783,701	$(783,701)	$-	$-
December 31, 2013
Repurchase Agreements	$318,557	$-	$318,557	$(318,557)	$-	$-

The amounts disclosed for collateral received by or posted to the same counterparty up to and not exceeding the net amount of the asset or liability presented in the balance sheet.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented. See Notes 3 and 4 for a discussion of collateral posted or received against or for repurchase obligations and derivative instruments.

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

Common Stock Issuances

During 2014 and 2013, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Price
		Received		Net
Type of Offering	Month	Per Share(1)	Shares	Proceeds(2)
2014
Secondary Offering	January 2014	$12.50	2,070,000	$24,174
Secondary Offering(3)	March 2014	12.55	3,680,000	43,989
At-the-Market Offering Program(4)	June 2014	13.14	537,499	6,914
At-the-Market Offering Program(4)	July 2014	13.07	115,921	1,483
			6,403,420	$76,560
2013
Initial Public Offering	February 2013	$15.00	2,360,000	$35,400	(5)
			2,360,000	$35,400

(1)	Price received per share is gross of underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	Includes net proceeds received of $5.7 million and 480,000 shares issued to the underwriters in April 2014 pursuant to the exercise of their overallotment option related to the March 2014 offering.
(4)
The Company entered into an Equity Distribution Agreement with two sales agents to publicly offer and sell shares of the Company’s common stock in at-the-market and privately negotiated transactions from time to time.  The net proceeds and shares issued in July 2014 under this program are not reflected in the Company’s financial statements as of June 30, 2014.  As of June 30, 2014, shares with a value of $27.9 million remain available for issuance under the Equity Distribution Agreement.

(5)
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

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock since its IPO.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2014
July 10, 2014(1)	July 28, 2014	July 31, 2014	$0.180	$1,758,965
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,711,531
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,640,820
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636,500
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550,100
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974,100
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925,500
2013
December 11, 2013	December 26, 2013	December 30, 2013	0.180	601,500
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451,125

(1)	The effect of the dividend declared in July 2014 is not reflected in the Company’s financial statements as of June 30, 2014.

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

A summary of incentive share activity during the six months ended June 30, 2014 is presented below:

		Weighted-	Weighted-
		Average	Average
		Grant-Date	Remaining
	Shares	Fair Value	Life
Restricted common stock, at January 1, 2014	-	$-	-
Restricted common stock granted during the period	26,944	12.32	-
Vested during the period	(2,944)	13.06	-
Restricted common stock, at June 30, 2014	24,000	$12.23	2.8 Years

On April 25, 2014, our Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors will have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2014.

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

NOTE 10.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock that were outstanding during the six and three months ended June 30, 2014. The basic and diluted per share computations include these unvested shares of restricted common stock if there is income available to Common Stock, as they have dividend participation rights. The shares of restricted common stock have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock are not included in the basic and diluted EPS computations when no income is available to Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2014 and 2013.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income (loss) - Basic and diluted	$14,230	$(1,146)	$10,635	$(1,546)
Weighted average common shares:
Common shares outstanding at the balance sheet date	9,632	3,342	9,632	3,342
Unvested dividend eligible shares of restricted common stock
outstanding at the balance sheet date	24	-	24	-
Effect of weighting	(2,559)	(665)	(578)	-
Weighted average shares-basic and diluted	7,097	2,677	9,078	3,342
Income (loss) per common share:
Basic and diluted	$2.01	$(0.43)	$1.17	$(0.46)

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the six months ended June 30, 2013, the 827,555 shares distributed as a stock dividend were treated as if outstanding for the entire period, as Bimini was the sole stockholder during the entire period prior to Orchid’s IPO.

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

RMBS, interest rate swaptions and Eurodollar futures contracts were recorded at fair value on a recurring basis during the six and three months ended June 30, 2014 and 2013. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Mortgage-backed securities	$876,004	$-	$876,004	$-
Eurodollar futures contracts	3,584	3,584	-	-
Payer swaption	1,200	-	1,200	-
December 31, 2013
Mortgage-backed securities	$351,223	$-	$351,223	$-
Eurodollar futures contracts	2,446	2,446	-	-

During the six and three months ended June 30, 2014 and 2013, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, Bimini Advisors will begin allocating to the Company its pro rata portion of those certain overhead costs set forth in the management agreement commencing with the calendar quarter beginning July 1, 2014.  Should the Company terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The Company was obligated to reimburse Bimini for its costs incurred under the original management agreement. In addition, the Company was required to pay Bimini a monthly fee of $7,200, which represents an allocation of overhead expenses for items that included, but were not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of the Company’s assets and Bimini’s consolidated assets.

Total expenses recorded during the six and three months ended June 30, 2014 for the management fee and costs incurred was approximately $733,000 and $430,000, respectively, compared to $325,000 and $185,000, respectively, for the same time periods in 2013.

At June 30, 2014 and December 31, 2013, the net amount due to affiliates was approximately $152,000 and $82,000, respectively.

Payment of Certain Offering Expenses

Bimini Advisors has paid, or has reimbursed Orchid, for all offering expenses in connection with the Company’s IPO.  During the six and three months ended June 30, 2013, Bimini Advisors paid expenses related to this offering of approximately $3.0 million. The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they are not included in the Company's financial statements.

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

We were formed by Bimini in August 2010 and commenced operations on November 24, 2010. At December 31, 2012, Bimini was our sole stockholder. We completed our initial public offering (“IPO”) on February 20, 2013.  In that offering we raised gross proceeds of $35.4 million from the sale of 2,360,000 shares of our common stock. We completed secondary offerings in January and March 2014, raising aggregate net proceeds of approximately $68.2 million from the sale of 5,750,000 shares of our common stock inclusive of the $5.7 million of net proceeds received from the exercise of the underwriters’ overallotment option, which was closed in April 2014.

On June 17, 2014, Orchid entered into an equity distribution agreement (the “Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  Through June 30, 2014, the Company has issued a total of 537,499 shares under the Equity Distribution Agreement for aggregate proceeds of approximately $6.9 million, net of commissions and fees. Through July 31, 2014, the Company has issued a total of 653,420 shares under the Equity Distribution Agreement for aggregate proceeds of approximately $8.4 million, net of commissions and fees.

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2014, as compared to the Company’s results of operations for the six and three months ended June 30, 2013.

Net Income (Loss) Summary

Net income for the six months ended June 30, 2014 was $14.2 million, or $2.01 per share. Net loss for the six months ended June 30, 2013 was $1.1 million, or $0.43 per share.

Net income for the three months ended June 30, 2014 was $10.6 million, or $1.17 per share. Net loss for the six months ended June 30, 2013 was $1.5 million, or $0.46 per share.

The components of net income (loss) for the six and three months ended June 30, 2014 and 2013, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended, June 30,
	2014	2013	Change	2014	2013	Change
Interest income	$10,372	$3,842	$6,530	$6,589	$2,429	$4,160
Interest expense	(1,087)	(523)	(564)	(676)	(322)	(354)
Net interest income	9,285	3,319	5,966	5,913	2,107	3,806
Gains (losses) on RMBS and derivative contracts	6,594	(3,615)	10,209	5,836	(3,202)	9,038
Net portfolio income (deficiency)	15,879	(296)	16,175	11,749	(1,095)	12,844
Expenses	(1,649)	(850)	(799)	(1,114)	(451)	(663)
Net income (loss)	$14,230	$(1,146)	$15,376	$10,635	$(1,546)	$12,181

GAAP and Non-GAAP Reconciliation

To date, the Company has used derivatives, specifically Eurodollar futures contracts and an interest rate swaption, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. Each Eurodollar contract covers a specific three month period, but the Company typically has many contracts in place at any point in time—usually covering several years in the aggregate.   We currently have one interest rate swaption agreement in place, giving us the option to enter into a swap covering future periods.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of June 30, 2014, the Company had Eurodollar futures contracts in place through 2018, and one interest rate swaption agreement in place covering periods beginning in 2015 through 2020.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

However, under ASC 815, because the Company has not elected hedging treatment, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period—covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2014 and 2013 and each quarter during 2014 and 2013.

Gains (Losses) on Derivative Instruments
(in thousands)
	Recognized in	Attributed to	Attributed to
	Income	Current	Future
	Statement	Period	Periods
	(GAAP)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2014	$(5,728)	$(3)	$(5,725)
March 31, 2014	(1,693)	(30)	(1,663)
December 31, 2013	733	(42)	775
September 30, 2013	(2,272)	(28)	(2,244)
June 30, 2013	6,852	(4)	6,856
March 31, 2013	(484)	(65)	(419)
Six Months Ended
June 30, 2014	$(7,421)	$(33)	$(7,388)
June 30, 2013	6,368	(69)	6,437

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains (Losses)		Net Interest Income
		GAAP	on Derivative	Economic	GAAP	Economic
	Interest	Interest	Instruments Attributed	Interest	Net Interest	Net Interest
	Income	Expense	to Current Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2014	$6,589	$676	$(3)	$679	$5,913	$5,910
March 31, 2014	3,783	411	(30)	441	3,372	3,342
December 31, 2013	2,806	309	(42)	351	2,497	2,455
September 30, 2013	2,551	294	(28)	322	2,257	2,229
June 30, 2013	2,429	322	(4)	326	2,107	2,103
March 31, 2013	1,413	201	(65)	266	1,212	1,147
Six Months Ended
June 30, 2014	$10,372	$1,087	$(33)	$1,120	$9,285	9,252
June 30, 2013	3,842	523	(69)	592	3,319	3,250

(1)	Reflects the effect of derivative instrument hedges for only the period presented.

(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.

(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the six months ended June 30, 2014, we generated $9.3 million of net interest income, consisting of $10.4 million of interest income from RMBS assets offset by $1.1 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2013, we generated $3.3 million of net interest income, consisting of $3.8 million of interest income from RMBS assets offset by $0.5 million of interest expense on repurchase liabilities.   The $6.5 million increase in interest income and $0.6 million increase in interest expense for the six months ended June 30, 2014 primarily reflects the deployment of the proceeds from our 2014 common stock offerings into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on repurchase liabilities for the six months ended June 30, 2014 and 2013 was $1.1 million and $0.6 million, respectively, resulting in $9.3 million and $3.3 million of economic net interest income, respectively.

During the three months ended June 30, 2014, we generated $5.9 million of net interest income, consisting of $6.6 million of interest income from RMBS assets offset by $0.7 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2013, we generated $2.1 million of net interest income, consisting of $2.4 million of interest income from RMBS assets offset by $0.3 million of interest expense on repurchase liabilities.  The deployment of the proceeds from our capital raising activities in 2014 on a leveraged basis was the main driver for the increase in both interest income and interest expense for the three months ended June 30, 2014 compared to the same period in 2013.

On an economic basis, our interest expense on repurchase liabilities for the three months ended June 30, 2014 and 2013 was $0.7 million and $0.3 million, respectively, resulting in $5.9 million and $2.1 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2014 and 2013 and each quarter during 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on
	RMBS		Average	Average	Interest Expense		Average Cost of Funds
	Securities	Interest	RMBS	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	Securities	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2014	$811,881	$6,589	3.25%	$717,474	$676	$679	0.38%	0.38%
March 31, 2014	549,490	3,783	2.75%	484,902	411	441	0.34%	0.36%
December 31, 2013	341,505	2,806	3.29%	310,107	309	351	0.40%	0.45%
September 30, 2013	335,467	2,551	3.04%	305,196	294	322	0.39%	0.42%
June 30, 2013	349,704	2,429	2.78%	312,591	322	326	0.41%	0.42%
March 31, 2013	237,820	1,413	2.38%	210,194	201	266	0.38%	0.51%
Six Months Ended
June 30, 2014	$680,685	$10,372	3.05%	$601,188	$1,087	$1,120	0.36%	0.37%
June 30, 2013	293,762	3,842	2.62%	261,392	523	592	0.40%	0.45%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2014	$5,913	$5,910	2.87%	2.87%
March 31, 2014	3,372	3,342	2.41%	2.39%
December 31, 2013	2,497	2,455	2.89%	2.84%
September 30, 2013	2,257	2,229	2.65%	2.62%
June 30, 2013	2,107	2,103	2.37%	2.36%
March 31, 2013	1,212	1,147	2.00%	1.87%
Six Months Ended
June 30, 2014	$9,285	$9,252	2.69%	2.68%
June 30, 2013	3,319	3,250	2.22%	2.17%
(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 26 and 27 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 27 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and effect of derivative instruments hedges attributed to the period divided by Average RMBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS Securities.

Interest Income and Average Asset Yield

Our interest income for the six months ended June 30, 2014 and 2013 was $10.4 million and $3.8 million, respectively.  We had average RMBS holdings of $680.7 million and $293.8 million for the six months ended June 30, 2014 and 2013, respectively.  The yield on our portfolio was 3.05% and 2.62% for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, there was a $6.5 million increase in interest income due to a $386.9 million increase in average RMBS, combined with a 43 basis point increase in the yield on average RMBS.  The increase in average RMBS during the six months ended June 30, 2014 reflects the deployment of the proceeds of our common stock offerings during 2014, on a leveraged basis.

Our interest income for the three months ended June 30, 2014 and 2013 was $6.6 million and $2.4 million, respectively.  We had average RMBS holdings of $811.9 million and $349.7 million for the three months ended June 30, 2014 and 2013, respectively.  The yield on our portfolio was 3.25% and 2.78% for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, there was a $4.2 million increase in interest income due to a $462.2 million increase in average RMBS, combined with a 47 basis point increase in the yield on average RMBS.  The increase in average RMBS during the three months ended June 30, 2014 reflects the deployment of the proceeds of the 2014 capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”).

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2014	$764,199	$47,682	$811,881	$7,674	$(1,085)	$6,589	4.02%	(9.10)%	3.25%
March 31, 2014	514,226	35,264	549,490	4,402	(619)	3,783	3.42%	(7.02)%	2.75%
December 31, 2013	318,996	22,509	341,505	2,726	80	2,806	3.42%	1.42%	3.29%
September 30, 2013	314,096	21,371	335,467	2,412	139	2,551	3.07%	2.60%	3.04%
June 30, 2013	326,977	22,727	349,704	2,514	(85)	2,429	3.08%	(1.51)%	2.78%
March 31, 2013	223,191	14,629	237,820	1,416	(3)	1,413	2.54%	(0.06)%	2.38%
Six Months Ended
June 30, 2014	$639,212	$41,473	$680,685	$12,076	$(1,704)	$10,372	3.78%	(8.22)%	3.05%
June 30, 2013	275,084	18,678	293,762	3,930	(88)	3,842	2.86%	(0.94)%	2.62%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $601.2 million and $261.4 million and total interest expense of $1.1 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. Our average cost of funds was 0.36% and 0.40% for six months ended June 30, 2014 and 2013, respectively.  There was a 4 basis point decrease in the average cost of funds and a $339.8 million increase in average outstanding repurchase agreements during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our common stock offerings in 2014.

Our economic interest expense was $1.1 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively. There was an 8 basis point decrease in the average economic cost of funds to 0.37% for the six months ended June 30, 2014 from 0.45% for the six months ended June 30, 2013.  The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the six months ended June 30, 2014.

We had average outstanding repurchase agreements of $717.5 million and $312.6 million and total interest expense of $0.7 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Our average cost of funds was 0.38% and 0.41% for three months ended June 30, 2014 and 2013, respectively.  There was a 3 basis point decrease in the average cost of funds and a $404.9 million increase in average outstanding repurchase agreements during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  The increase in average outstanding repurchase agreements reflects the leveraging of the proceeds of our common stock offerings in 2014.

Our economic interest expense was $0.7 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. There was a 4 basis point decrease in the average economic cost of funds to 0.38% for the three months ended June 30, 2014 from 0.42% for the three months ended June 30, 2013. The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the three months ended June 30, 2014.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 23 basis points above the average one-month LIBOR and 5 basis points above  the average six-month LIBOR for the quarter ended June 30, 2014.  Our average economic cost of funds was 23 basis points above the average one-month LIBOR and 5 basis points above the average six-month LIBOR for the quarter ended June 30, 2014. The average term to maturity of the outstanding repurchase agreements increased to 26 days at June 30, 2014 from 15 days at December 31, 2013.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2014 and 2013 and each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2014	$717,474	$676	$679	0.38%	0.38%
March 31, 2014	484,902	411	441	0.34%	0.36%
December 31, 2013	310,107	309	351	0.40%	0.45%
September 30, 2013	305,196	294	322	0.39%	0.42%
June 30, 2013	312,591	322	326	0.41%	0.42%
March 31, 2013	210,194	201	266	0.38%	0.51%
Six Months Ended
June 30, 2014	$601,188	$1,087	$1,120	0.36%	0.37%
June 30, 2013	261,392	523	592	0.40%	0.45%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
June 30, 2014	0.15%	0.33%	0.23%	0.05%	0.23%	0.05%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.28%	0.09%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.23%	0.02%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.22%	(0.01)%
March 31, 2013	0.21%	0.48%	0.17%	(0.10)%	0.30%	0.03%
Six Months Ended
June 30, 2014	0.16%	0.33%	0.20%	0.03%	0.21%	0.04%
June 30, 2013	0.20%	0.46%	0.20%	(0.06)%	0.25%	(0.01)%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2014 and 2013.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Realized gains (losses) on sales of RMBS	$3,891	$(824)	$4,715	$2,980	$(923)	$3,903
Unrealized gains (losses) on RMBS	10,124	(9,159)	19,283	8,584	(9,130)	17,714
Total gains (losses) on RMBS	14,015	(9,983)	23,998	11,564	(10,053)	21,617
(Losses) gains on Eurodollar futures	(6,136)	6,368	(12,504)	(4,599)	6,852	(11,451)
Loss on payer swaptions	(1,285)	-	(1,285)	(1,129)	-	(1,129)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2014 and 2013, the Company received proceeds of $420.8 million and $193.0 million, respectively, from the sales of RMBS.

The increase in sales volume reflects the repositioning of our portfolio following our equity offerings in 2014.   The net realized and unrealized gains (losses) on RMBS for the six and three months ended June 30, 2014 and 2013 were the result of sales executed to replace securities that no longer offered attractive risk adjusted returns with those that did.  Gains (losses) on Eurodollar futures contracts are a result of lower short and intermediate term rates and the resulting impact on implied forward rates during the six and three months ended June 30, 2014 and 2013. The table below presents historical interest rate data for each quarter end during 2014 and 2013.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%
December 31, 2013	3.03%	3.48%	4.46%	0.24%
September 30, 2013	2.62%	3.52%	4.49%	0.25%
June 30, 2013	2.48%	3.17%	4.07%	0.27%
March 31, 2013	1.85%	2.76%	3.57%	0.28%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the six and three months ended June 30, 2014, the Company’s total operating expenses were approximately $1.6 million and $1.1 million, respectively, compared to approximately $0.8 million and $0.5 million, respectively, for the six and three months ended June 30, 2013.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2014 and 2013.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Management fees	$733	$310	$423	$430	$185	$245
Accrued incentive compensation	225	-	225	225	-	225
Directors fees and liability insurance	240	124	116	156	83	73
Legal fees	64	60	4	51	46	5
Other professional fees	181	190	(9)	121	60	61
Other direct REIT operating expenses	88	101	(13)	44	36	8
Other expenses	118	65	53	88	41	47
Total expenses	$1,649	$850	$799	$1,115	$451	$664

Under the terms of a management agreement that was in effect until the completion of our initial public offering, we paid Bimini a monthly management fee equal to 1/12 of 1.50% per annum of our Stockholders’ Equity (as defined in the management agreement).  In addition, we paid Bimini a monthly fee of $7,200, which represented an allocation of overhead expenses for items that included, but were not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of our assets and Bimini’s consolidated assets.  At the completion of our IPO, we entered into a management agreement with Bimini Advisors, LLC, a wholly owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights. Under the terms of the management agreement, Bimini Advisors is responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors receives a monthly management fee in the amount of:

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

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2014, our RMBS portfolio consisted of $876.0 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.17%.  During the six months ended June 30, 2014, we received principal repayments of $26.7 million compared to $14.6 million for the six months ended June 30, 2013.  The average prepayment speeds for the quarters ended June 30, 2014 and 2013 were 8.1% and 16.3%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2014	4.1	15.9	8.1
March 31, 2014	4.2	14.9	9.1
December 31, 2013	5.3	17.9	9.9
September 30, 2013	6.5	28.2	12.6
June 30, 2013	6.5	29.8	16.3
March 31, 2013	9.2	33.0	20.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS mortgage related securities as of June 30, 2014 and December 31, 2013:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2014
Adjustable Rate RMBS	$4,650	0.5%	4.11%	239	1-Sep-35	0.51	10.16%	2.00%
Fixed Rate RMBS	747,210	85.3%	4.30%	313	1-Jun-44	NA	NA	NA
Hybrid Adjustable Rate RMBS	75,061	8.6%	2.55%	344	1-Aug-43	103.66	7.55%	2.00%
Total Mortgage-backed Pass-through	826,921	94.4%	4.14%	316	1-Jun-44	97.64	7.70%	2.00%
Interest-Only Securities	38,743	4.4%	4.40%	275	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	10,340	1.2%	6.03%	307	15-Dec-40	NA	6.19%	NA
Total Structured RMBS	49,083	5.6%	4.74%	282	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$876,004	100.0%	4.17%	314	1-Jun-44	NA	NA	NA
December 31, 2013
Adjustable Rate RMBS	$5,334	1.5%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate RMBS	245,523	69.9%	4.05%	323	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate RMBS	76,118	21.7%	2.56%	350	1-Aug-43	109.60	7.56%	2.00%
Total Mortgage-backed Pass-through	326,975	93.1%	3.70%	328	1-Dec-43	102.67	7.72%	2.00%
Interest-Only Securities	19,206	5.5%	4.39%	261	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,042	1.4%	5.92%	317	15-Dec-40	NA	6.08%	NA
Total Structured RMBS	24,248	6.9%	4.71%	272	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$351,223	100.0%	3.77%	324	1-Dec-43	NA	NA	NA

($ in thousands)
	June 30, 2014		December 31, 2013
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$547,124	62.46%	$211,063	60.09%
Freddie Mac	318,454	36.35%	121,842	34.69%
Ginnie Mae	10,426	1.19%	18,318	5.22%
Total Portfolio	$876,004	100.00%	$351,223	100.00%

	June 30, 2014	December 31, 2013
Weighted Average Pass Through Purchase Price	$106.80	$105.60
Weighted Average Structured Purchase Price	$13.19	$12.11
Weighted Average Pass Through Current Price	$107.68	$102.83
Weighted Average Structured Current Price	$13.89	$14.59
Effective Duration (1)	2.732	4.188

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.732 indicates that an interest rate increase of 1.0% would be expected to cause a 2.732% decrease in the value of the RMBS in the Company’s investment portfolio at June 30, 2014.  An effective duration of 4.188 indicates that an interest rate increase of 1.0% would be expected to cause a 4.188% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2013. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2014 and 2013.

($ in thousands)
	2014			2013
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$926,148	$107.50	2.99%	$417,295	$104.73	2.14%
Structured RMBS	32,154	14.65	(5.02)%	24,336	15.37	0.54%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2014, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
RMBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate RMBS	$4,650	$7	$(27)	$(52)	0.15%	(0.57)%	(1.13)%
Hybrid Adjustable Rate RMBS	75,061	2,926	(4,355)	(8,926)	3.90%	(5.80)%	(11.89)%
Fixed Rate RMBS	747,210	21,434	(40,915)	(85,480)	2.87%	(5.48)%	(11.44)%
Interest-Only RMBS	38,743	(12,430)	12,146	17,054	(32.08)%	31.35%	44.02%
Inverse Interest-Only RMBS	10,340	(1,330)	(262)	(2,033)	(12.86)%	(2.54)%	(19.66)%
Total RMBS Portfolio	$876,004	$10,607	$(33,413)	$(79,437)	1.21%	(3.81)%	(9.07)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts	$7,200,000	$(15,725)	$21,214	$43,823	(0.83)%	1.02%	2.03%
Payer swaption	100,000	(982)	3,214	7,823	(0.98)%	3.21%	7.82%

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts and payer swaption outstanding.

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

Repurchase Agreements

As of June 30, 2014, we had established borrowing facilities in the repurchase agreement market with 16 counterparties, which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of June 30, 2014, we had funding in place with 13 of the 16 counterparties.  These borrowings are secured by the Company’s RMBS and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2014, we had obligations outstanding under the repurchase agreements of approximately $783.7 million with a net weighted average borrowing cost of 0.35%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 2 to 95 days, with a weighted average remaining maturity of 26 days.  Securing the repurchase agreement obligations as of June 30, 2014 are RMBS with an estimated fair value, including accrued interest, of approximately $836.5 million and a weighted average maturity of 316 months. Through July 31, 2014, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2014 with maturities through October 24, 2014.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2014 and 2013.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
June 30, 2014	$783,701	$717,474	$66,227	9.23%
March 31, 2014	651,246	484,902	166,344	34.30	%(1)
December 31, 2013	318,557	310,107	8,450	2.72%
September 30, 2013	301,657	305,196	(3,539)	(1.16)%
June 30, 2013	308,735	312,591	(3,856)	(1.23)%
March 31, 2013	316,446	210,194	106,252	50.55	%(2)

(1)
The higher ending balance relative to the average balance during the quarter ended March 31, 2014 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s January and March 2014 equity offerings.  During the quarter ended March 31, 2014, the Company’s investment in PT RMBS increased $374.5 million.

(2)
The higher ending balance relative to the average balance during the quarter ended March 31, 2013 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s IPO.  During the quarter ended March 31, 2013, the Company’s investment in PT RMBS increased $227.2 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets and borrowings under repurchase agreements.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our RMBS portfolio.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing RMBS portfolio, (b) the repayments on borrowings and (c) the payment of dividends to the extent required for our continued qualification as a REIT.  We may also generate liquidity from time to time by selling our equity or debt securities in public offerings or private placements.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2014, haircuts on our pledged collateral remained stable and as of June 30, 2014, our weighted average haircut was approximately 5.6% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$783,701	$-	$-	$-	$783,701
Interest expense on repurchase agreements(1)	502	-	-	-	502
Unsettled security purchased	6,829	-	-	-	6,829
Totals	$791,032	$-	$-	$-	$791,032

(1)	Interest expense on repurchase agreements is based on current interest rates as of June 30, 2014 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of June 30, 2014, we had cash and cash equivalents of $33.3 million.  We generated cash flows of $34.9 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $601.2 million during the six months ended June 30, 2014.

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

On June 17, 2014, Orchid entered into an equity distribution agreement with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  Through June 30, 2014, the Company has issued a total of 537,499 shares under the Equity Distribution Agreement for aggregate proceeds of approximately $6.9 million, net of commissions and fees. Through July 31, 2014, the Company has issued a total of 653,420 shares under the Equity Distribution Agreement for aggregate proceeds of approximately $8.4 million, net of commissions and fees.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. As the economy has recovered, home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures have been worked off.  The combination of recovering home prices, attractive financing levels and decreased liquidations of homes via foreclosures have resulted in an acceleration in refinancing activity.

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

Fannie Mae and Freddie Mac reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (the “Johnson-Crapo Bill”), which is generally based on the Corker-Warner Bill.  However, this momentum was lost in the second quarter of 2014 when the Johnson-Crapo Bill was approved by the Senate Banking Committee, but failed to secure enough support to be considered by Congress.  The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach.  As the FHFA and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.  It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects would be.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency RMBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing Treasury bonds at auction. Subsequently, the FOMC has announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds. Beginning in August 2014, the FOMC’s purchases will be reduced to a pace of $10 billion per month of Agency RMBS and $15 billion of U.S. Treasury securities. The FOMC has indicated that it will end its bond buying program in October 2014.  The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation.

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

Although long-term interest rates are currently at historically low levels, they are still high relative to short-term interest rates. We believe that the relationship between long and short-term interest rates will remain relatively unchanged so long as the U.S. economic recovery and inflation rates remain tepid. The FOMC also recently reiterated its continued long-term goals of reaching maximum employment and inflation at 2% before adjusting the target Federal Funds Rate.  If the economic recovery were to strengthen or inflation rates increase, the Federal Reserve may decide to abandon its current low-interest rate policies and/or increase interest rates. Although an increase in the Federal Funds Rate would most likely result in an increase in LIBOR, other European-specific factors, such as a credit disruption in the European inter-bank credit market, could cause an increase in LIBOR independent of movements in the Federal Funds Rate.

Prepayment Rates, Refinancings and Loan Modification Programs

As a result of the Federal Reserve’s interest rate policy and global economic conditions, prevailing interest rates, especially mortgage interest rates, are at historically low levels. Generally, lower mortgage interest rates leads to increased refinancings and, consequently, prepayments on mortgages and RMBS. In addition to the proposed reforms and/or changes of Fannie Mae and Freddie Mac suggested by the U.S. Treasury and the FHFA, Congress has to date introduced three legislative proposals that seek to provide changes to the current housing finance infrastructure.  However, refinancing activity has yet to react to prevailing interest rate incentives available to borrowers as market participants expected.

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

Repurchase Agreements

We finance the acquisition of a portion of our Agency RMBS through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, which due to their short term nature approximate fair value.

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

Capital Expenditures

At June 30, 2014, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our initial public offering.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2014
July 10, 2014	July 28, 2014	July 31, 2014	$0.180	$1,758,965
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,711,531
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,640,820
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636,500
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550,100
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974,100
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925,500
2013
December 11, 2013	December 26, 2013	December 30, 2013	0.180	601,500
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451,125

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell equity securities that were not registered under the Securities Act during the three months ended June 30, 2014.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.

1.1
Equity Distribution Agreement, dated June 17, 2014, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co., Inc. and Mitsubishi UFJ Securities (USA), Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on June 18, 2014).

10.1
Management Agreement between Bimini Advisors, LLC, as Manager, and Orchid Island Capital, Inc., dated February 20, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on April 3, 2014).

10.2
Amendment dated April 1, 2014 to Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC, dated February 20, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on April 3, 2014).

10.3
Second Amendment, effective as of June 30, 2014, to Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC, dated February 20, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on July 3, 2014).

10.4	Form of Stock Award Agreement under the Orchid Island Capital, Inc. 2012 Equity Incentive Plan.*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
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

Orchid Island Capital, Inc.
Registrant

Date: July 31, 2014	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: July 31, 2014	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer)