Form 10-Q
period 2014-09-30
Orchid Island Capital, Inc.
filed 2014-10-28
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares outstanding at October 28, 2014: 13,076,981

ORCHID ISLAND CAPITAL, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	1
Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	1
Statements of Operations (unaudited) for the nine and three months ended September 30, 2014 and 2013	2
Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2014	3
Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013	4
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	44
ITEM 4. Controls and Procedures	44

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	43
ITEM 1A. Risk Factors	45
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3. Defaults Upon Senior Securities	45
ITEM 4. Mine Safety Disclosures	45
ITEM 5. Other Information	45
ITEM 6. Exhibits	46
SIGNATURES	47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$1,073,815,699	$335,774,980
Unpledged	101,716,731	15,447,532
Total mortgage-backed securities	1,175,532,430	351,222,512
Cash and cash equivalents	55,026,519	8,169,402
Restricted cash	7,781,000	2,445,625
Accrued interest receivable	5,655,306	1,559,437
Derivative assets, at fair value	3,906,100	-
Receivable for securities sold, pledged to counterparties	249,410,368	-
Other assets	3,344,623	179,071
Total Assets	$1,500,656,346	$363,576,047

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$1,255,977,886	$318,557,054
Payable for unsettled securities purchased	66,812,482	-
Accrued interest payable	387,919	91,461
Due to affiliates	303,358	81,925
Other liabilities	4,388,200	80,260
Total Liabilities	1,327,869,845	318,810,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 13,024,449 shares issued and outstanding as of September 30, 2014 and 3,341,665 shares issued
and outstanding as of December 31, 2013	130,244	33,417
Additional paid-in capital	167,585,817	46,115,961
Retained earnings (accumulated deficit)	5,070,440	(1,384,031)
Total Stockholders' Equity	172,786,501	44,765,347
Total Liabilities and Stockholders' Equity	$1,500,656,346	$363,576,047
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Interest income	$19,657,656	$6,393,156	$9,285,729	$2,551,199
Interest expense	(1,904,894)	(817,219)	(818,383)	(293,913)
Net interest income	17,752,762	5,575,937	8,467,346	2,257,286
Realized gains (losses) on mortgage-backed securities	1,931,617	(1,490,712)	(1,959,822)	(667,182)
Unrealized gains (losses) on mortgage-backed securities	8,719,844	(9,072,712)	(1,404,122)	86,070
(Losses) gains on derivative instruments	(4,363,837)	4,095,788	3,057,651	(2,271,875)
Net portfolio income (loss)	24,040,386	(891,699)	8,161,053	(595,701)

Expenses:
Management fees	1,275,500	489,700	543,000	179,500
Accrued incentive compensation	450,000	-	225,000	-
Directors' fees and liability insurance	404,927	207,309	164,641	82,924
Audit, legal and other professional fees	405,697	321,436	160,260	70,949
Direct REIT operating expenses	124,358	133,399	35,973	36,550
Other administrative	381,213	99,358	263,693	31,483
Total expenses	3,041,695	1,251,202	1,392,567	401,406

Net income (loss)	$20,998,691	$(2,142,901)	$6,768,486	$(997,107)

Basic and diluted net income (loss) per share	$2.53	$(0.74)	$0.63	$(0.30)

Weighted Average Shares Outstanding	8,314,512	2,900,786	10,710,153	3,341,665

Dividends declared per common share	$1.620	$0.945	$0.540	$0.405
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2014

			(Accumulated
		Additional	Deficit) /
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balances, January 1, 2014	$33,417	$46,115,961	$(1,384,031)	$44,765,347
Net income	-	-	20,998,691	20,998,691
Cash dividends declared, $1.62 per share	-	-	(14,544,220)	(14,544,220)
Issuance of common stock pursuant to public offerings	96,769	121,352,215	-	121,448,984
Issuance of common stock pursuant to equity
compensation plan	58	76,874	-	76,932
Amortization of equity plan compensation	-	40,767	-	40,767
Balances, September 30, 2014	$130,244	$167,585,817	$5,070,440	$172,786,501
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,998,691	$(2,142,901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	117,699	-
Realized and unrealized (gains) losses on mortgage-backed securities	(10,651,461)	10,563,424
Realized and unrealized losses on interest rate swaptions	1,119,525	-
Changes in operating assets and liabilities:
Accrued interest receivable	(4,005,742)	(907,884)
Other assets	(253,038)	(118,425)
Accrued interest payable	296,458	23,613
Other liabilities	531,940	(19,540)
Due to affiliates	221,433	125,004
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,375,505	7,523,291

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,521,605,989)	(489,923,917)
Sales	470,012,125	237,375,025
Principal repayments	52,334,880	22,563,699
Increase in restricted cash	(5,335,375)	(2,131,875)
Purchase of interest rate swaptions, net of margin cash received	(1,249,625)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,005,843,984)	(232,117,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	5,306,415,537	2,423,975,175
Principal payments on repurchase agreements	(4,368,994,705)	(2,226,259,826)
Cash dividends	(14,544,220)	(3,157,873)
Proceeds from issuance of common stock, net of issuance costs	121,448,984	35,400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,044,325,596	229,957,476

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,857,117	5,363,699
CASH AND CASH EQUIVALENTS, beginning of the period	8,169,402	2,537,257
CASH AND CASH EQUIVALENTS, end of the period	$55,026,519	$7,900,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,608,436	$793,606

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$66,812,482	$38,720,351
Securities sold settled in later period	249,410,368	40,955,374

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Issuance of common shares to Bimini Capital Management, Inc. pursuant to stock dividend	$-	$8,276
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2014

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

On February 20, 2013, Orchid completed the initial public offering (“IPO”) of its common stock in which it sold approximately 2.4 million shares of its common stock and raised gross proceeds of $35.4 million.  Orchid is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

On June 17, 2014, Orchid entered into an equity distribution agreement (the “June 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  Through September 2, 2014, with final settlement on September 5, 2014, the Company issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees.

On September 3, 2014, Orchid entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  Through September 30, 2014, the Company issued a total of 1,398,524 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $19.1 million, net of commissions and fees. After September 30, 2014, the Company issued an additional 52,532 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $0.7 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS, Eurodollar futures contracts and the interest rate swaptions.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. At September 30, 2014 restricted cash consisted of $3,000,000 of cash held by a broker as margin on Eurodollar futures contracts and $4,781,000 of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2013 restricted cash consisted of approximately $2,446,000 of cash held by a broker as margin on Eurodollar futures contracts.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2014, the Company’s cash deposits exceeded federally insured limits by approximately $54.1 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company uses only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

The fair value of the Company’s investments in RMBS is governed by FASB ASC 820, Fair Value Measurement.  The definition of fair value in FASB ASC 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for RMBS are based on independent pricing sources and/or third party broker quotes, when available.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note and Eurodollar futures contracts and options to enter in interest rate swaps (“interest rate swaptions”), but may enter into other transactions in the future.  The Company has elected to not treat any of its derivative financial instruments as hedges. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar and T-Note futures contracts and interest rate swaptions are accounted for at fair value in the balance sheet. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of September 30, 2014 and December 31, 2013 due to the short-term nature of these financial instruments.

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

Income Taxes

Bimini has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  Until the closing of its IPO on February 20, 2013, Orchid was a “qualified REIT subsidiary” of Bimini under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ended December 31, 2013, Orchid has qualified and elected to be taxed as a REIT, and filed a REIT tax return separate from Bimini.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of September 30, 2014 and December 31, 2013:

(in thousands)
	September 30, 2014	December 31, 2013
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$71,442	$76,118
Adjustable-rate Mortgages	3,847	5,334
Fixed-rate Mortgages	1,035,857	245,523
Total Pass-Through Certificates	1,111,146	326,975
Structured RMBS Certificates:
Interest-Only Securities	45,947	19,206
Inverse Interest-Only Securities	18,439	5,042
Total Structured RMBS Certificates	64,386	24,248
Total	$1,175,532	$351,223

The following table summarizes the Company’s RMBS portfolio as of September 30, 2014 and December 31, 2013, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2014	December 31, 2013
Greater than five years and less than ten years	$1,047	$1,521
Greater than or equal to ten years	1,174,485	349,702
Total	$1,175,532	$351,223

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At September 30, 2014 and December 31, 2013, the Company had unpledged securities totaling $101.7 million and $15.4 million, respectively.  The unpledged balance at September 30, 2014 includes unsettled security purchases with a fair value of approximately $67.1 million that will be pledged as collateral under repurchase agreements on their settlement dates in October 2014.

NOTE 3.   REPURCHASE AGREEMENTS

As of September 30, 2014, the Company had outstanding repurchase obligations of approximately $1,256.0 million with a net weighted average borrowing rate of 0.34%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,325.7 million, (including unsettled securities sold with a fair value of approximately $246.9 million), and cash pledged to counterparties of approximately $4.8 million.  As of December 31, 2013, the Company had outstanding repurchase obligations of approximately $318.6 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $337.0 million.

As of September 30, 2014 and December 31, 2013, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2014
Fair market value of securities pledged, including
accrued interest receivable	$48,439	$695,152	$462,617	$119,449	$1,325,657
Repurchase agreement liabilities associated with
these securities	$47,080	$660,293	$436,110	$112,495	$1,255,978
Net weighted average borrowing rate	0.32%	0.34%	0.34%	0.38%	0.34%
December 31, 2013
Fair market value of securities pledged, including
accrued interest receivable	$-	$326,348	$10,650	$-	$336,998
Repurchase agreement liabilities associated with
these securities	$-	$308,402	$10,155	$-	$318,557
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2014, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $74.1 million.  Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at September 30, 2014 and December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
September 30, 2014
Citigroup Global Markets, Inc.	$19,074	11.0%	20
December 31, 2013
Citigroup Global Markets, Inc.	$5,487	12.3%	11

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivatives, such as Eurodollar and T-Note futures contracts and interest rate swaptions.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of December 31, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  During the nine months ended September 30, 2014, the Company entered into, and settled before the end of the quarter, a T-Note futures contract.  Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur.  A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. This margin represents the collateral the Company has posted for its open positions and is recorded on the balance sheet as part of restricted cash. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.

During the nine months ended September 30, 2014, the Company was a party to interest rate swaption agreements.  At September 30, 2014, the Company had outstanding swaption agreements which grant the Company the right but not the obligation to enter into underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into receive fixed interest rate swap (“receiver swaption”).

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of September 30, 2014 and December 31, 2013.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2014	December 31, 2013
Assets
Eurodollar futures - Margin posted to counterparty	Restricted cash	$3,000	$2,446
Payer swaptions	Derivative assets, at fair value	3,906	-
		$6,906	$2,446
Liability
Payer swaptions - Margin posted by counterparty	Other liabilities	$(3,776)	$-

The tables below present information related to the Company’s Eurodollar futures positions at September 30, 2014 and December 31, 2013.

($ in thousands)
	September 30, 2014			December 31, 2013
		Average			Average
	Weighted	Contract		Weighted	Contract
	Average	Notional	Open	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)	LIBOR Rate	Amount	Equity(1)
2014	-	$-	$-	0.40%	$262,500	$(189)
2015	0.74%	550,000	(329)	0.80%	275,000	(146)
2016	1.76%	550,000	1,379	1.90%	250,000	1,367
2017	2.68%	400,000	1,067	3.03%	250,000	2,291
2018	3.07%	400,000	(177)	3.77%	250,000	1,575
Total / Weighted Average	1.87%	$480,000	$1,940	2.02%	$257,353	$4,898

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The table below presents information related to the Company’s interest rate swaption positions at September 30, 2014.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
≤ 1 year	$4,720	$3,906	10	$275,000	2.96%	3 Month	8.2

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the nine and three months ended September 30, 2014 and 2013.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Eurodollar futures contracts (short positions)	$(3,316)	$4,096	$2,820	$(2,272)
T-Note futures contract (short position)	72	-	72	-
Payer swaptions	(1,120)	-	166	-
	$(4,364)	$4,096	$3,058	$(2,272)

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2014 and December 31, 2013.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset
in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2014
Derivative assets - Payer swaptions	$3,906	$-	$3,906	$-	$(3,776)	$130
December 31, 2013
Derivative asset	$-	$-	$-	$-	$-	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2014
Repurchase Agreements	$1,255,978	$-	$1,255,978	$(1,251,197)	$(4,781)	$-
December 31, 2013
Repurchase Agreements	$318,557	$-	$318,557	$(318,557)	$-	$-

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

Common Stock Issuances

During 2014 and 2013, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2014
Secondary Offering	First Quarter	$12.50	2,070,000	$24,174
Secondary Offering(3)	First Quarter	12.55	3,680,000	43,989
At-the-Market Offering Program(4)	Second Quarter	13.14	537,499	6,914
At-the-Market Offering Program(4)	Third Quarter	13.99	3,389,441	46,372
At-the-Market Offering Program(4)	Fourth Quarter	13.90	52,532	716
			9,729,472	$122,165

($ in thousands, except per share amounts)
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2013
Initial Public Offering	First Quarter	$15.00	2,360,000	$35,400	(5)
			2,360,000	$35,400

(1)	Price received per share is gross of underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	Includes net proceeds received of $5.7 million and 480,000 shares issued to the underwriters in April 2014 pursuant to the exercise of their overallotment option related to the March 2014 offering.
(4)
The Company has entered into two Equity Distribution Agreements, one of which was replaced with the current agreement, to publicly offer and sell shares of the Company’s common stock in at-the-market and privately negotiated transactions from time to time.  The net proceeds and shares issued in the fourth quarter of 2014 under this program are not reflected in the Company’s financial statements as of September 30, 2014.  As of September 30, 2014, shares with a value of $55.5 million remain available for issuance under the September Equity Distribution Agreement.

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

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock since its IPO.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2014
October 9, 2014(1)	October 28, 2014	October 31, 2014	$0.180	$2,358,177
September 9, 2014	September 25, 2014	September 30, 2014	0.180	2,348,198
August 12, 2014	August 26, 2014	August 29, 2014	0.180	1,998,506
July 10, 2014	July 28, 2014	July 31, 2014	0.180	1,758,965
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,711,531
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,640,820
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636,500
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550,100
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974,100
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925,500
Totals			$1.800	$16,902,397

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2013
December 11, 2013	December 26, 2013	December 30, 2013	$0.180	$601,497
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451,125
Totals			$1.395	$4,661,622

(1)	The effect of the dividend declared in October 2014 is not reflected in the Company’s financial statements as of September 30, 2014.

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

A summary of incentive share activity during the nine months ended September 30, 2014 is presented below:

		Weighted-	Weighted-
		Average	Average
		Grant-Date	Remaining
	Shares	Fair Value	Life
Restricted common stock, at January 1, 2014	-	$-	-
Restricted common stock granted during the period	29,844	12.41	-
Vested during the period	(5,844)	13.16	-
Restricted common stock, at September 30, 2014	24,000	$12.23	2.6 Years

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2014.

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

NOTE 10.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock that were outstanding during the nine and three months ended September 30, 2014. The basic and diluted per share computations include these unvested shares of restricted common stock if there is income available to Common Stock, as they have dividend participation rights. The shares of restricted common stock have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock are not included in the basic and diluted EPS computations when no income is available to Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2014 and 2013.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income (loss) - Basic and diluted	$20,999	$(2,143)	$6,768	$(997)
Weighted average common shares:
Common shares outstanding at the balance sheet date	13,024	3,342	13,024	3,342
Unvested dividend eligible shares of restricted common stock
outstanding at the balance sheet date	24	-	24	-
Effect of weighting	(4,733)	(441)	(2,338)	-
Weighted average shares-basic and diluted	8,315	2,901	10,710	3,342
Income (loss) per common share:
Basic and diluted	$2.53	$(0.74)	$0.63	$(0.30)

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the nine months ended September 30, 2013, the 827,555 shares distributed as a stock dividend were treated as if outstanding for the entire period, as Bimini was the sole stockholder during the entire period prior to Orchid’s IPO.

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

The Company’s RMBS and interest rate swaptions are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in RMBS and interest rate swaptions determined by either an independent third-party or do so internally.

RMBS, interest rate swaptions and Eurodollar futures contracts were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2014 and 2013. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Mortgage-backed securities	$1,175,532	$-	$1,175,532	$-
Eurodollar futures contracts	3,000	3,000	-	-
Payer swaptions	3,906	-	3,906	-
December 31, 2013
Mortgage-backed securities	$351,223	$-	$351,223	$-
Eurodollar futures contracts	2,446	2,446	-	-

During the nine and three months ended September 30, 2014 and 2013, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, Bimini Advisors began allocating to the Company its pro rata portion of certain overhead costs set forth in the management agreement commencing with the calendar quarter beginning July 1, 2014.  Should the Company terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

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

Total expenses recorded during the nine and three months ended September 30, 2014 for the management fee and costs incurred were approximately $1,474,000 and $741,000, respectively, compared to $504,000 and $180,000, respectively, for the same time periods in 2013.

At September 30, 2014 and December 31, 2013, the net amount due to affiliates was approximately $303,000 and $82,000, respectively.

Payment of Certain Offering Expenses

Bimini Advisors has paid, or has reimbursed Orchid, for all offering expenses in connection with the Company’s IPO.  During the nine months ended September 30, 2013, Bimini Advisors paid expenses related to this offering of approximately $3.0 million. The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they are not included in the Company's financial statements.

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

On June 17, 2014, Orchid entered into an equity distribution agreement (the “June 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  Through September 2, 2014, with final settlement on September 5, 2014, the Company issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees.

On September 3, 2014, Orchid entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  Through September 30, 2014, the Company issued a total of 1,398,524 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $19.1 million, net of commissions and fees. After September 30, 2014, the Company issued an additional 52,532 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $0.7 million, net of commissions and fees.

On October 3, 2014, Orchid received approval to list its common stock on the New York Stock Exchange (“NYSE”). The Company’s common stock began trading on the NYSE at the commencement of trading on October 8, 2014 under the symbol “ORC”.

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

We have qualified and elected to be taxed as a REIT under the Code commencing with our short taxable year ended December 31, 2013 and filed a REIT tax return for that year.  We generally will not be subject to U.S. federal income tax to the extent that we currently distribute all of our REIT taxable income to our stockholders and maintain our REIT qualification.

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2014, as compared to the Company’s results of operations for the nine and three months ended September 30, 2013.

Net Income (Loss) Summary

Net income for the nine months ended September 30, 2014 was $21.0 million, or $2.53 per share. Net loss for the nine months ended September 30, 2013 was $2.1 million, or $0.74 per share.  Net income for the three months ended September 30, 2014 was $6.8 million, or $0.63 per share. Net loss for the three months ended September 30, 2013 was $1.0 million, or $0.30 per share.  The components of net income (loss) for the nine and three months ended September 30, 2014 and 2013, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended, September 30,
	2014	2013	Change	2014	2013	Change
Interest income	$19,658	$6,393	$13,265	$9,286	$2,551	$6,735
Interest expense	(1,905)	(817)	(1,088)	(818)	(294)	(524)
Net interest income	17,753	5,576	12,177	8,468	2,257	6,211
Gains (losses) on RMBS and derivative contracts	6,288	(6,468)	12,756	(307)	(2,853)	2,546
Net portfolio income (deficiency)	24,041	(892)	24,933	8,161	(596)	8,757
Expenses	(3,042)	(1,251)	(1,791)	(1,393)	(401)	(992)
Net income (loss)	$20,999	$(2,143)	$23,142	$6,768	$(997)	$7,765

GAAP and Non-GAAP Reconciliation

To date, the Company has used derivatives, specifically Eurodollar and T-Note futures contracts and interest rate swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. Each interest rate futures contract covers a specific period, but the Company typically has many contracts in place at any point in time—usually covering several years in the aggregate.   We currently have interest rate swaption agreements in place, giving us the option to enter into swaps covering future periods.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of September 30, 2014, the Company had Eurodollar futures contracts in place through 2018, and interest rate swaption agreements in place covering periods beginning in 2015 through 2025.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

However, because the Company has not elected hedging treatment under ASC 815, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2014 and 2013 and each quarter during 2014 and 2013.

Gains (Losses) on Derivative Instruments
(in thousands)
	Recognized in	Attributed to	Attributed to
	Income	Current	Future
	Statement	Period	Periods
	(GAAP)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2014	$3,058	$(25)	$3,083
June 30, 2014	(5,728)	(3)	(5,725)
March 31, 2014	(1,693)	(30)	(1,663)
December 31, 2013	733	(42)	775
September 30, 2013	(2,272)	(28)	(2,244)
June 30, 2013	6,852	(4)	6,856
March 31, 2013	(484)	(65)	(419)
Nine Months Ended
September 30, 2014	$(4,363)	$(58)	$(4,305)
September 30, 2013	4,096	(97)	4,193

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains (Losses)		Net Interest Income
		GAAP	on Derivative	Economic	GAAP	Economic
	Interest	Interest	Instruments Attributed	Interest	Net Interest	Net Interest
	Income	Expense	to Current Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
September 30, 2014	$9,286	$818	$(25)	$843	$8,468	$8,443
June 30, 2014	6,589	676	(3)	679	5,913	5,910
March 31, 2014	3,783	411	(30)	441	3,372	3,342
December 31, 2013	2,806	309	(42)	351	2,497	2,455
September 30, 2013	2,551	294	(28)	322	2,257	2,229
June 30, 2013	2,429	322	(4)	326	2,107	2,103
March 31, 2013	1,413	201	(65)	266	1,212	1,147
Nine Months Ended
September 30, 2014	$19,658	$1,905	$(58)	$1,963	$17,753	17,695
September 30, 2013	6,393	817	(97)	914	5,576	5,479

(1)	Reflects the effect of derivative instrument hedges for only the period presented.

(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.

(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the nine months ended September 30, 2014, we generated $17.8 million of net interest income, consisting of $19.7 million of interest income from RMBS assets offset by $1.9 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2013, we generated $5.6 million of net interest income, consisting of $6.4 million of interest income from RMBS assets offset by $0.8 million of interest expense on repurchase liabilities.   The $13.3 million increase in interest income and $1.1 million increase in interest expense for the nine months ended September 30, 2014 primarily reflects the deployment of the proceeds from our 2014 capital raising activities into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on repurchase liabilities for the nine months ended September 30, 2014 and 2013 was $2.0 million and $0.9 million, respectively, resulting in $17.7 million and $5.5 million of economic net interest income, respectively.

During the three months ended September 30, 2014, we generated $8.5 million of net interest income, consisting of $9.3 million of interest income from RMBS assets offset by $0.8 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2013, we generated $2.3 million of net interest income, consisting of $2.6 million of interest income from RMBS assets offset by $0.3 million of interest expense on repurchase liabilities.  The deployment of the proceeds from our capital raising activities in 2014 on a leveraged basis was the main driver for the increase in both interest income and interest expense for the three months ended September 30, 2014 as compared to the same period in 2013.

On an economic basis, our interest expense on repurchase liabilities for the three months ended September 30, 2014 and 2013 was $0.8 million and $0.3 million, respectively, resulting in $8.4 million and $2.2 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2014 and 2013 and each quarter during 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on
	RMBS		Average	Average	Interest Expense		Average Cost of Funds
	Securities	Interest	RMBS	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	Securities	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2014	$1,025,768	$9,286	3.62%	$1,019,839	$818	$843	0.32%	0.33%
June 30, 2014	811,881	6,589	3.25%	717,474	676	679	0.38%	0.38%
March 31, 2014	549,490	3,783	2.75%	484,902	411	441	0.34%	0.36%
December 31, 2013	341,505	2,806	3.29%	310,107	309	351	0.40%	0.45%
September 30, 2013	335,467	2,551	3.04%	305,196	294	322	0.39%	0.42%
June 30, 2013	349,704	2,429	2.78%	312,591	322	326	0.41%	0.42%
March 31, 2013	237,820	1,413	2.38%	210,194	201	266	0.38%	0.51%
Nine Months Ended
September 30, 2014	$795,713	$19,658	3.29%	$740,738	$1,905	$1,963	0.34%	0.35%
September 30, 2013	307,664	6,393	2.77%	275,993	817	914	0.39%	0.44%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2014	$8,468	$8,443	3.30%	3.29%
June 30, 2014	5,913	5,910	2.87%	2.87%
March 31, 2014	3,372	3,342	2.41%	2.39%
December 31, 2013	2,497	2,455	2.89%	2.84%
September 30, 2013	2,257	2,229	2.65%	2.62%
June 30, 2013	2,107	2,103	2.37%	2.36%
March 31, 2013	1,212	1,147	2.00%	1.87%
Nine Months Ended
September 30, 2014	$17,753	$17,695	2.95%	2.94%
September 30, 2013	5,576	5,479	2.38%	2.33%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 27 and 28 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 28 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instruments hedges attributed to the period divided by Average RMBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS Securities.

Interest Income and Average Asset Yield

Our interest income for the nine months ended September 30, 2014 and 2013 was $19.7 million and $6.4 million, respectively.  We had average RMBS holdings of $795.7 million and $307.7 million for the nine months ended September 30, 2014 and 2013, respectively.  The yield on our portfolio was 3.29% and 2.77% for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, there was a $13.3 million increase in interest income due to a $488.0 million increase in average RMBS, combined with a 52 basis point increase in the yield on average RMBS.  The increase in average RMBS during the nine months ended September 30, 2014 reflects the deployment of the proceeds of our capital raising activities during 2014, on a leveraged basis.

Our interest income for the three months ended September 30, 2014 and 2013 was $9.3 million and $2.6 million, respectively.  We had average RMBS holdings of $1,025.8 million and $335.5 million for the three months ended September 30, 2014 and 2013, respectively.  The yield on our portfolio was 3.62% and 3.04% for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, there was a $6.7 million increase in interest income due to a $690.3 million increase in average RMBS, combined with a 58 basis point increase in the yield on average RMBS.  The increase in average RMBS during the three months ended September 30, 2014 reflects the deployment of the proceeds of the 2014 capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”) for the nine months ended September 30, 2014 and 2013 and each quarter during 2014 and 2013.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2014	$969,034	$56,734	$1,025,768	$9,482	$(196)	$9,286	3.91%	(1.39)%	3.62%
June 30, 2014	764,199	47,682	811,881	7,674	(1,085)	6,589	4.02%	(9.10)%	3.25%
March 31, 2014	514,226	35,264	549,490	4,402	(619)	3,783	3.42%	(7.02)%	2.75%
December 31, 2013	318,996	22,509	341,505	2,726	80	2,806	3.42%	1.42%	3.29%
September 30, 2013	314,096	21,371	335,467	2,412	139	2,551	3.07%	2.60%	3.04%
June 30, 2013	326,977	22,727	349,704	2,514	(85)	2,429	3.08%	(1.51)%	2.78%
March 31, 2013	223,191	14,629	237,820	1,416	(3)	1,413	2.54%	(0.06)%	2.38%
Nine Months Ended
September 30, 2014	$749,153	$46,560	$795,713	$21,558	$(1,900)	$19,658	3.84%	(5.44)%	3.29%
September 30, 2013	288,088	19,576	307,664	6,342	51	6,393	2.94%	0.35%	2.77%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $740.7 million and $276.0 million and total interest expense of $1.9 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively. Our average cost of funds was 0.34% and 0.39% for nine months ended September 30, 2014 and 2013, respectively.  There was a 5 basis point decrease in the average cost of funds and a $464.7 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our capital raising activities in 2014.

Our economic interest expense was $2.0 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively. There was an 9 basis point decrease in the average economic cost of funds to 0.35% for the nine months ended September 30, 2014 from 0.44% for the nine months ended September 30, 2013.  The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the nine months ended September 30, 2014.

We had average outstanding repurchase agreements of $1,019.8 million and $305.2 million and total interest expense of $0.8 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Our average cost of funds was 0.32% and 0.39% for three months ended September 30, 2014 and 2013, respectively.  There was a 7 basis point decrease in the average cost of funds and a $714.6 million increase in average outstanding repurchase agreements during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The increase in average outstanding repurchase agreements reflects the leveraging of the proceeds of our capital raising activities in 2014.

Our economic interest expense was $0.8 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. There was a 9 basis point decrease in the average economic cost of funds to 0.33% for the three months ended September 30, 2014 from 0.42% for the three months ended September 30, 2013. The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the three months ended September 30, 2014.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 17 basis points above the average one-month LIBOR and 1 basis points below  the average six-month LIBOR for the quarter ended September 30, 2014.  Our average economic cost of funds was 18 basis points above the average one-month LIBOR and 0 basis points above the average six-month LIBOR for the quarter ended September 30, 2014. The average term to maturity of the outstanding repurchase agreements increased to 38 days at September 30, 2014 from 15 days at December 31, 2013.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2014 and 2013 and each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2014	$1,019,839	$818	$843	0.32%	0.33%
June 30, 2014	717,474	676	679	0.38%	0.38%
March 31, 2014	484,902	411	441	0.34%	0.36%
December 31, 2013	310,107	309	351	0.40%	0.45%
September 30, 2013	305,196	294	322	0.39%	0.42%
June 30, 2013	312,591	322	326	0.41%	0.42%
March 31, 2013	210,194	201	266	0.38%	0.51%
Nine Months Ended
September 30, 2014	$740,738	$1,905	$1,963	0.34%	0.35%
September 30, 2013	275,993	817	914	0.39%	0.44%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.23%	0.05%	0.23%	0.05%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.28%	0.09%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.23%	0.02%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.22%	(0.01)%
March 31, 2013	0.21%	0.48%	0.17%	(0.10)%	0.30%	0.03%
Nine Months Ended
September 30, 2014	0.16%	0.33%	0.18%	0.01%	0.19%	0.02%
September 30, 2013	0.20%	0.44%	0.19%	(0.05)%	0.24%	0.00%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2014 and 2013.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Realized gains (losses) on sales of RMBS	$1,932	$(1,491)	$3,423	$(1,960)	$(667)	$(1,293)
Unrealized gains (losses) on RMBS	8,720	(9,073)	17,793	(1,404)	86	(1,490)
Total gains (losses) on RMBS	10,652	(10,564)	21,216	(3,364)	(581)	(2,783)
(Losses) gains on interest rate futures	(3,244)	4,096	(7,340)	2,892	(2,272)	5,164
(Losses) gains on payer swaptions	(1,120)	-	(1,120)	166	-	166

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2014 and 2013, the Company received proceeds of $470.0 million and $237.4 million, respectively, from the sales of RMBS.

The increase in sales volume reflects the repositioning of our portfolio following our capital raising activities in 2014.   The net realized and unrealized gains (losses) on RMBS for the nine and three months ended September 30, 2014 and 2013 were the result of sales executed to replace securities that no longer offered attractive risk adjusted returns with those that did.  Gains (losses) on interest rate futures contracts are a result of higher / lower short and intermediate term rates and the resulting impact on implied forward rates during the nine and three months ended September 30, 2014 and 2013. The table below presents historical interest rate data for each quarter end during 2014 and 2013.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
September 30, 2014	2.51%	3.31%	4.16%	0.23%
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%
December 31, 2013	3.03%	3.48%	4.46%	0.24%
September 30, 2013	2.62%	3.52%	4.49%	0.25%
June 30, 2013	2.48%	3.17%	4.07%	0.27%
March 31, 2013	1.85%	2.76%	3.57%	0.28%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the nine and three months ended September 30, 2014, the Company’s total operating expenses were approximately $3.0 million and $1.4 million, respectively, compared to approximately $1.3 million and $0.4 million, respectively, for the nine and three months ended September 30, 2013.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2014 and 2013.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Management fees	$1,276	$490	$786	$543	$180	$363
Accrued incentive compensation	450	-	450	225	-	225
Directors fees and liability insurance	405	207	198	165	83	82
Legal fees	102	71	31	39	11	28
Other professional fees	304	250	54	121	60	61
Other direct REIT operating expenses	124	133	(9)	36	37	(1)
Other expenses	381	100	281	264	30	234
Total expenses	$3,042	$1,251	$1,791	$1,393	$401	$992

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

 The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, beginning July 1, 2014, Bimini Advisors began allocating to the Company its pro rata portion of certain overhead costs in accordance with the management agreement.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2014, our RMBS portfolio consisted of $1,175.5 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.29%.  During the nine months ended September 30, 2014, we received principal repayments of $52.3 million compared to $22.6 million for the nine months ended September 30, 2013.  The average prepayment speeds for the quarters ended September 30, 2014 and 2013 were 12.5% and 12.6%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2014	8.1	18.8	12.5
June 30, 2014	4.1	15.9	8.1
March 31, 2014	4.2	14.9	9.1
December 31, 2013	5.3	17.9	9.9
September 30, 2013	6.5	28.2	12.6
June 30, 2013	6.5	29.8	16.3
March 31, 2013	9.2	33.0	20.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS mortgage related securities as of September 30, 2014 and December 31, 2013:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2014
Adjustable Rate RMBS	$3,847	0.3%	3.56%	239	1-Sep-35	5.71	10.05%	2.00%
Fixed Rate RMBS	1,035,857	88.1%	4.38%	320	1-Oct-44	NA	NA	NA
Hybrid Adjustable Rate RMBS	71,442	6.1%	2.54%	341	1-Aug-43	100.75	7.54%	2.00%
Total Mortgage-backed Pass-through	1,111,146	94.5%	4.26%	321	1-Oct-44	95.89	7.67%	2.00%
Interest-Only Securities	45,947	3.9%	4.12%	260	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	18,439	1.6%	6.23%	311	25-Apr-41	NA	6.39%	NA
Total Structured RMBS	64,386	5.5%	4.73%	275	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$1,175,532	100.0%	4.29%	318	1-Oct-44	NA	NA	NA
December 31, 2013
Adjustable Rate RMBS	$5,334	1.5%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate RMBS	245,523	69.9%	4.05%	323	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate RMBS	76,118	21.7%	2.56%	350	1-Aug-43	109.60	7.56%	2.00%
Total Mortgage-backed Pass-through	326,975	93.1%	3.70%	328	1-Dec-43	102.67	7.72%	2.00%
Interest-Only Securities	19,206	5.5%	4.39%	261	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,042	1.4%	5.92%	317	15-Dec-40	NA	6.08%	NA
Total Structured RMBS	24,248	6.9%	4.71%	272	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$351,223	100.0%	3.77%	324	1-Dec-43	NA	NA	NA

($ in thousands)
	September 30, 2014		December 31, 2013
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$798,502	67.93%	$211,063	60.09%
Freddie Mac	367,096	31.23%	121,842	34.69%
Ginnie Mae	9,934	0.84%	18,318	5.22%
Total Portfolio	$1,175,532	100.00%	$351,223	100.00%

	September 30, 2014	December 31, 2013
Weighted Average Pass Through Purchase Price	$107.49	$105.60
Weighted Average Structured Purchase Price	$13.75	$12.11
Weighted Average Pass Through Current Price	$107.83	$102.83
Weighted Average Structured Current Price	$14.74	$14.59
Effective Duration (1)	3.074	4.188

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.074 indicates that an interest rate increase of 1.0% would be expected to cause a 3.074% decrease in the value of the RMBS in the Company’s investment portfolio at September 30, 2014.  An effective duration of 4.188 indicates that an interest rate increase of 1.0% would be expected to cause a 4.188% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2013. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2014 and 2013.

($ in thousands)
	2014			2013
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,537,660	$107.85	2.83%	$494,357	$104.39	2.25%
Structured RMBS	50,668	15.23	(2.11)%	34,248	15.60	4.21%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2014, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
RMBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate RMBS	$3,847	$13	$(43)	$(103)	0.33%	(1.13)%	(2.69)%
Hybrid Adjustable Rate RMBS	71,442	2,747	(3,966)	(8,133)	3.85%	(5.55)%	(11.38)%
Fixed Rate RMBS	1,035,857	27,700	(52,903)	(112,745)	2.67%	(5.11)%	(10.88)%
Interest-Only RMBS	45,947	(12,604)	9,289	13,376	(27.43)%	20.22%	29.11%
Inverse Interest-Only RMBS	18,439	(2,403)	(1,450)	(4,690)	(13.03)%	(7.86)%	(25.44)%
Total RMBS Portfolio	$1,175,532	$15,453	$(49,073)	$(112,295)	1.31%	(4.17)%	(9.55)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts	$7,200,000	$(15,262)	$18,000	$36,000	(0.86)%	1.02%	2.04%
Payer swaptions	275,000	(3,327)	12,417	31,815	(1.21)%	4.52%	11.57%
Total Hedges	$7,475,000	$(18,589)	$30,417	$67,815	(0.25)%	0.41%	0.91%

Grand Totals		$(3,136)	$(18,656)	$(44,481)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts and payer swaptions outstanding.

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

Repurchase Agreements

As of September 30, 2014, we had established borrowing facilities in the repurchase agreement market with 17 counterparties, which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of September 30, 2014, we had funding in place with 15 of the 17 counterparties.  These borrowings are secured by the Company’s RMBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2014, we had obligations outstanding under the repurchase agreements of approximately $1,256.0 million with a net weighted average borrowing cost of 0.34%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 1 to 161 days, with a weighted average remaining maturity of 38 days.  Securing the repurchase agreement obligations as of September 30, 2014 are RMBS with an estimated fair value, including accrued interest, of approximately $1,325.7 million and a weighted average maturity of 320 months, and cash pledged to counterparties of approximately $4.8 million.  Included in these amounts are repurchase agreement balances of approximately $238.5 million secured by assets with a fair value of approximately $246.9 million sold in September 2014 that settle in October 2014.  In September 2014, the Company purchased assets with a fair value of approximately $67.1 million which settle in October 2014 that are expected to be funded by repurchase agreements.  Through October 28, 2014, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2014 with maturities through April 6, 2015.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2014 and 2013.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
September 30, 2014	$1,255,978	$1,019,839	$236,139	23.15	%(1)
June 30, 2014	783,701	717,474	66,227	9.23%
March 31, 2014	651,246	484,902	166,344	34.30	%(2)
December 31, 2013	318,557	310,107	8,450	2.72%
September 30, 2013	301,657	305,196	(3,539)	(1.16)%
June 30, 2013	308,735	312,591	(3,856)	(1.23)%
March 31, 2013	316,446	210,194	106,252	50.55	%(3)

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2014 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s share issuances under the At-the-Market equity offerings.  During the quarter ended September 30, 2014, the Company’s investment in PT RMBS increased $284.2 million.

(2)
The higher ending balance relative to the average balance during the quarter ended March 31, 2014 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s January and March 2014 equity offerings.  During the quarter ended March 31, 2014, the Company’s investment in PT RMBS increased $374.5 million.

(3)
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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2014, haircuts on our pledged collateral remained stable and as of September 30, 2014, our weighted average haircut was approximately 5.5% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$1,255,978	$-	$-	$-	$1,255,978
Interest expense on repurchase agreements(1)	845	-	-	-	845
Unsettled securities purchased	66,812	-	-	-	66,812
Totals	$1,323,635	$-	$-	$-	$1,323,635

(1)	Interest expense on repurchase agreements is based on current interest rates as of September 30, 2014 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of September 30, 2014, we had cash and cash equivalents of $55.0 million.  We generated cash flows of $67.9 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $740.7 million during the nine months ended September 30, 2014.

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

On June 17, 2014, Orchid entered into an equity distribution agreement (the “June 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  Through September 2, 2014, with final settlement on September 5, 2014, the Company issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees.

On September 3, 2014, Orchid entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at-the-market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  Through September 30, 2014, the Company issued a total of 1,398,524 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $19.1 million, net of commissions and fees. After September 30, 2014, the Company issued an additional 52,532 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $0.7 million, net of commissions and fees.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae.  The FHFA provided an update on their progress in this regard at an industry conference on October 20, 2014.  The Director of the FHFA, Mel Watt, outlined the progress to date associated with representation and warranty practices associated with eligible loans for securitization by the GSEs, the Common Securitization Platform (“CSP’) and Common Securitization Solutions (“CSC”) – a joint venture to house and operate the CSP, which will be designed to allow Fannie Mae and Freddie Mac to securitize loans off of a single platform.  As a result, it is still unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be on housing finance. As the economy has recovered, home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures have been worked off.  The combination of recovering home prices, attractive financing levels and decreased liquidations of homes via foreclosures have resulted in an acceleration in lending activity.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency RMBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing Treasury bonds at auction. Subsequently, the FOMC has announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds. Beginning in September 2014, the FOMC’s purchases will be reduced to a pace of $5 billion per month of Agency RMBS and $10 billion of U.S. Treasury securities. The FOMC has indicated that it will end its bond buying program in October 2014. The FOMC announced they would continue to reinvest principal and interest payments received from their RMBS portfolio in additional RMBS.  The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation.

Although historically correlated with movements in the Federal Funds Rate, European inter-bank lending rates, specifically LIBOR, are independently affected by the fiscal and budgetary problems of the member countries of the European Union. In recent years, the European Central Bank, International Monetary Fund and member countries have provided emergency funding mechanisms to support members facing the inability to raise new debt at acceptable levels (such as Greece, Ireland, Portugal and Spain). To the extent this crisis reemerges, LIBOR may increase substantially.

Although long-term interest rates are currently at historically low levels, they are still high relative to short-term interest rates. We believe that the relationship between long and short-term interest rates will remain relatively unchanged so long as neither the U.S. economic recovery or inflation rates accelerate to levels unacceptable to the FOMC. The FOMC also recently reiterated its continued long-term goals of reaching maximum employment and inflation at 2% before adjusting the target Federal Funds Rate.  If the economic recovery were to strengthen or inflation rates increase, the Federal Reserve may decide to abandon its current low-interest rate policies and/or increase interest rates. Although an increase in the Federal Funds Rate would most likely result in an increase in LIBOR, other European-specific factors, such as a credit disruption in the European inter-bank credit market, could cause an increase in LIBOR independent of movements in the Federal Funds Rate.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

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

Our Agency RMBS are valued using Level 2 valuations, and such valuations currently are determined by our manager based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, our manager must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, our Manager could opt to have the value of all of our positions in Agency RMBS determined by either an independent third-party or do so internally.

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

•
Second, our Manager requests non-binding quotes from one to four broker-dealers for certain Agency RMBS in order to validate the values obtained by the pricing service. Our Manager requests these quotes from broker-dealers that actively trade and make markets in the respective asset class for which the quote is requested.

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

Derivative Financial Instruments

The Company has entered into Eurodollar and T-Note futures contracts and interest rate swaptions to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The Company has elected to not treat any of its derivative financial instruments as hedges. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Capital Expenditures

At September 30, 2014, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our initial public offering.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2014
October 9, 2014	October 28, 2014	October 31, 2014	$0.180	$2,358,177
September 9, 2014	September 25, 2014	September 30, 2014	0.180	2,348,198
August 12, 2014	August 26, 2014	August 29, 2014	0.180	1,998,506
July 10, 2014	July 28, 2014	July 31, 2014	0.180	1,758,965
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,711,531
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,640,820
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636,500
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550,100
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974,100
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925,500
Totals			$1.800	$16,902,397
2013
December 11, 2013	December 26, 2013	December 30, 2013	$0.180	$601,497
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451,125
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451,125
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451,125
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451,125
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451,125
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451,125
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451,125
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451,125
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451,125
Totals			$1.395	$4,661,622

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell equity securities that were not registered under the Securities Act during the three months ended September 30, 2014.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.

1.1
Equity Distribution Agreement, dated September 3, 2014, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co., Inc. and Mitsubishi UFJ Securities (USA), Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on September 3, 2014).

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference).

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

Orchid Island Capital, Inc.
Registrant

Date: October 28, 2014	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: October 28, 2014	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

1.1
Equity Distribution Agreement, dated September 3, 2014, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co., Inc. and Mitsubishi UFJ Securities (USA), Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on September 3, 2014).

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference).

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