Form 10-K
period 2014-12-31
Orchid Island Capital, Inc.
filed 2015-02-24
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number:  001-35236

Orchid Island Capital, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-3269228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3305 Flamingo Drive, Vero Beach, Florida 32963
(Address of principal executive offices) (Zip Code)

(772) 231-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Large accelerated filer ☐                                           Accelerated filer ☒                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2014 the aggregate market value of the common stock held by nonaffiliates was $112,209,365

Number of shares outstanding at February 24, 2015: 16,727,811

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2015 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ORCHID ISLAND CAPITAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;
•	our expected operating results;
•	our ability to acquire investments on attractive terms;
•	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy or interest rates;
•	mortgage loan modification programs and future legislative action;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
•
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government;

•	our ability to make distributions to our stockholders in the future;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to qualify and maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	our ability to maintain the listing of our common stock on the New York Stock Exchange, or NYSE;
•	market trends;
•	expected capital expenditures; and
•	the impact of technology on our operations and business.

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

We were formed by Bimini Capital Management, Inc. (sometimes referred to herein as “Bimini”) in August 2010, commenced operations on November 24, 2010 and completed our initial public offering on February 20, 2013. Bimini is currently our largest stockholder. On October 8, 2014, we transferred  the listing of our common stock from the NYSE MKT to the New York Stock Exchange (“NYSE”) and trade under the symbol “ORC.”

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

We are organized and conduct our operations to qualify to be taxed as a real estate investment trust, or “REIT”, for federal income tax purposes.  As such, we are required to distribute annually 90% of our taxable net income. We generally will not be subject to income taxes on our net taxable income to the extent we currently distribute our net taxable income to our stockholders and maintain our REIT qualification. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

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

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of Agency RMBS generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency RMBS and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of Agency RMBS may experience reduced spreads over our funding costs if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

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

We intend to operate in a manner that will not subject us to regulation under the Investment Company Act. In order to rely on the exemption provided by Section 3(c)(5)(C) under the Investment Company Act, we must maintain at least 55% of our assets in qualifying real estate assets. For purposes of this test, structured Agency RMBS are non-qualifying real estate assets. Accordingly, while we have no explicit limitation on the amount of our capital that we will deploy to the unleveraged structured Agency RMBS portfolio, we will deploy our capital in such a way so as to maintain our exemption from registration under the Investment Company Act.

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar and T-Note futures contracts and options to enter into interest rate swaps (“interest rate swaptions”), but may enter into other transactions in the future.

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

Tax Structure

We have qualified and elected to be taxed as a REIT. Our qualification as a REIT, and the maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the U.S. Internal Revenue Code (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we intend to continue to operate in a manner that will enable us to meet the requirements for qualification and taxation as a REIT.

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

Investment Company Act Exemption

We operate our business so that we are exempt from registration under the Investment Company Act. We rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, which applies to companies in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. In order to rely on the exemption provided by Section 3(c)(5)(C), we must maintain at least 55% of our assets in qualifying real estate assets. For the purposes of this test, structured Agency RMBS are non-qualifying real estate assets. We monitor our portfolio periodically and prior to each investment to confirm that we continue to qualify for the exemption. To qualify for the exemption, we make investments so that at least 55% of the assets we own consist of qualifying mortgages and other liens on and interests in real estate, which we refer to as qualifying real estate assets, and so that at least 80% of the assets we own consist of real estate-related assets, including our qualifying real estate assets.

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

The residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns over the past several years. In addition, certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency RMBS. As a result, values for RMBS, including some Agency RMBS and other AAA-rated RMBS assets, have been negatively impacted at times. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the Agency RMBS in which we invest.

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

Our borrowing costs under repurchase agreements are generally variable and correspond to short-term interest rates, such as the London Interbank Offered Rate, or LIBOR, or a short-term U.S. Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

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

On May 13, 2014, the FHFA released its updated 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages, (ii) reduce taxpayer risk through increasing the role of private capital in the mortgage market, and (iii) build a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future.

 The first goal is to refine and improve foreclosure prevention and servicing initiatives for distressed borrowers. The second goal is to expand the credit risk transfer transactions that increase the participation of private capital in assuming credit risk associated with the secondary mortgage market. The third goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient securitization infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration.

Furthermore, in October 2014, FHFA director Watt announced a number of general policy initiatives by the FHFA, including restoring a program that allows Fannie Mae and Freddie Mac to guarantee loans with down payments as low as 3%. Director Watt also said that the FHFA was taking steps to bring certainty to the circumstances under which Fannie Mae and Freddie Mac will require originators to repurchase defaulted mortgages that were later discovered to have underlying defects. We cannot predict the prospects for the enactment, timing or final content of housing reform legislation.

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

On January 8, 2015, the FHFA announced they would reduce the mortgage insurance premium (“MIP”) from 135 basis points to 85 basis points. The MIP fee represents an insurance premium paid by borrowers to defer a portion the cost to the FHA for the guarantee of the loans.  The change was to take effect immediately and was designed to enhance affordability of mortgage loans for eligible borrowers.  The effect on securities owned by the Company is to reduce the refinancing threshold to the borrower and to potentially increase prepayment speeds going forward.

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

While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, we can and do value assets based upon our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. The valuation process during times of market distress can be particularly difficult and unpredictable and during such time the disparity of valuations provided by third-party dealers can widen.

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
•
the amount of gross income that a REIT may earn from hedging transactions, other than hedging transactions that satisfy certain requirements of the Internal Revenue Code, is limited by federal income tax provisions governing REITs;

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

To the extent that our hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities, there may not be requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if any of these issues causes a counterparty to fail to perform under a derivative agreement we could incur a significant loss.

For example, if a swap counterparty under an interest rate swap agreement that we enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under these swap agreements if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate swaption counterparty fails to perform under the terms of the interest rate swaption agreement, in addition to not being able to exercise or otherwise cash settle the agreement, we could also incur a loss for the premium paid for that swaption.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as Eurodollar futures contracts and interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank's liquidity measurement. In 2014, the Basel Committee announced that it would propose additional changes to capital requirements for banks over the next few years. U.S. regulators have elected to implement substantially all of the Basel III standards. These new standards, including the Supplementary Leverage Ratio imposed by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. These increased bank capital requirements may constrain our ability to obtain attractive future financings and increase the cost of such financings if they are obtained.

In April 2014, U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards beginning in January 2018, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

Legal proceedings involving Bimini and certain of its subsidiaries may materially adversely affect Bimini’s and our Manager’s ability to effectively manage our business and could materially adversely affect our reputation, business, operations, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

As of February 24, 2015, Bimini owned approximately 5.9% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

Our common stock is listed on the NYSE under the symbol “ORC.” Trading on the NYSE does not ensure that there is or will be an actual market for our common stock. Accordingly, no assurance can be given as to:

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

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have claimed the relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. However, there can be no assurance that the CFTC will agree that we are entitled to the no-action letter relief claimed.

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

We believe that commencing with our short taxable year ended December 31, 2013, we have been organized and have operated in conformity with the requirements for qualification as a REIT under the Code, and we intend to operate in a manner that will enable us to continue to meet the requirements for qualification and taxation as a REIT.  However, we cannot assure you that we will qualify and remain qualified as a REIT.  Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading publicly on the NYSE MKT under the trading symbol "ORC" on February 14, 2013. There was no established public market for our common stock prior to February 14, 2013. Effective as of October 8, 2014, our common stock began trading on the NYSE under the symbol “ORC”.  As of February 18, 2015, we had 16,727,811 shares of common stock issued and outstanding which were held by 13,575 beneficial holders.

The following table is a summary of historical price information and dividends declared and paid per common share.

	High	Low	Close	Dividends Declared
2014
First quarter	$14.40	$11.70	$11.88	$0.54
Second quarter	13.30	11.88	13.06	0.54
Third quarter	14.45	13.01	13.27	0.54
Fourth quarter	14.99	12.50	13.05	0.54
2013
First quarter (from February 14, 2013 through March 31, 2013)	$15.40	$13.50	$13.98	$0.14
Second quarter	14.00	10.60	11.29	0.41
Third quarter	12.94	10.02	10.97	0.41
Fourth quarter	13.25	10.91	13.00	0.45

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

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer group (composed of American Capital Agency Corp., Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Armour Residential REIT, Inc., Capstead Mortgage Corporation, CYS Investments, Inc. and Hatteras Financial Corp.) for the period beginning February 13, 2013 (the date of our IPO) and ending December 31, 2014 assuming the investment of $100 on February 13, 2013 and the reinvestment of dividends.  The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed.  The historical information set forth below is not necessarily indicative of future performance.

	February 13, 2013	June 30, 2013	December 31, 2013	June 30, 2014	December 31, 2014
Orchid Island Capital, Inc.	100.00	78.41	96.94	106.09	114.56
Agency REIT Peer Group	100.00	86.37	75.33	92.95	92.85
NAREIT Mortgage REIT TRR Index	100.00	89.56	87.97	103.58	103.71
S&P 500 Total Return Index	100.00	106.50	123.87	132.71	140.83

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

The following table provides information as of December 31, 2014 regarding the number of shares of common stock that may be issued under our Incentive Plan.

	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
security holders	24,000	-	3,970,156	(2)
Equity compensation plans not approved by
security holders(1)	-	-	-
Total	24,000	-	3,970,156

(1) We do not have any equity compensation plans that have not been approved by our stockholders.
(2)	Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2014.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its stock during the year ended December 31, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the three years ended December 31, 2014. The selected financial data should be read in conjunction with the more detailed information contained in  the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.
($ in thousands, except per share data)
	December 31,
	2014	2013	2012
Balance Sheet Data:
Mortgage-backed securities	$1,549,171	$351,223	$115,380
Total assets	$1,657,808	$363,576	$118,861
Repurchase agreements	$1,436,651	$318,557	$103,941
Total liabilities	$1,439,730	$318,811	$104,136
Total stockholders' equity	$218,078	$44,765	$14,725
Book value per common share	$13.06	$13.40	$95.55

	Year Ended December 31,
	2014	2013	2012
Income Statement Data
Interest income	$31,804	$9,199	$2,698
Interest expense	(3,031)	(1,126)	(277)
Net interest income	28,773	8,073	2,421
Gains (losses)	234	(7,103)	(1,154)
Expenses	4,488	1,668	733
Net income (loss)	$24,519	$(698)	$534

Weighted average shares outstanding	9,890,058	3,011,912	981,665
Basic and diluted net income (loss) per share	$2.48	$(0.23)	$0.54
Dividends declared per share	$2.16	$1.40	$-

Other Data (unaudited)
Average RMBS(1)	$937,373	$316,124	$74,904
Average repurchase agreements(1)	$892,132	$284,522	$63,880
Average stockholders' equity(1)	$134,327	$42,955	$14,419
Leverage ratio (at period end)(2)	6.6:1	7.1:1	7.1:1
Average yield on RMBS(3)	3.39%	2.91%	3.60%
Average cost of funds(3)	0.34%	0.40%	0.43%
Average economic cost of funds(4)	0.36%	0.44%	0.60%
Average interest rate spread(5)	3.05%	2.51%	3.17%
Average economic interest rate spread(6)	3.03%	2.47%	3.00%

(1)	Average RMBS, repurchase agreements and stockholders’ equity balances are calculated as the average of the quarterly averages.
(2)	The leverage ratio is calculated by dividing total ending liabilities by ending stockholders’ equity.
(3)
Portfolio yields and costs of funds are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented.

(4)
Represents interest cost of our borrowings and the effect of Eurodollar and T-Note futures contracts and interest rate swaptions attributed to the period related to hedging activities, divided by average repurchase agreements.

(5)	Average interest rate spread is calculated by subtracting average cost of funds from average yield on RMBS.
(6)	Average economic interest rate spread is calculated by subtracting average economic cost of funds from average yield on RMBS.

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

On June 17, 2014, we entered into an equity distribution agreement (the “June 2014 Equity Distribution Agreement”) with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  We issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees, prior to its termination.

On September 3, 2014, we entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  Through December 31, 2014, we issued a total of 5,073,731 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $68.9 million, net of commissions and fees. After December 31, 2014, we issued an additional 13,915 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $0.2 million, net of commissions and fees.

On October 3, 2014, we received approval to list our common stock on the NYSE.  Our common stock began trading on the NYSE at the commencement of trading on October 8, 2014 under the symbol “ORC”.

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

We have qualified and elected to be taxed as a REIT under the Code commencing with our short taxable year ended December 31, 2013.  We generally will not be subject to U.S. federal income tax to the extent that we currently distribute all of our REIT taxable income to our stockholders and maintain our REIT qualification.

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

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2014, as compared to the Company’s results of operations for the years ended December 31, 2013 and 2012.

Net Income (Loss) Summary

Net income for the year ended December 31, 2014 was $24.5 million, or $2.48 per share. Net loss for the year ended December 31, 2013 was $0.7 million, or $0.23 per share. Net income for the year ended December 31, 2012 was $0.5 million, or $0.54 per share. The components of net income (loss) for the years ended December 31, 2014, 2013 and 2012 are presented in the table below:

(in thousands)
	2014	2013	2012
Interest income	$31,804	$9,199	$2,698
Interest expense	(3,031)	(1,126)	(277)
Net interest income	28,773	8,073	2,421
Gains (losses) on RMBS and derivative contracts	234	(7,103)	(1,154)
Net portfolio income	29,007	970	1,267
Expenses	(4,488)	(1,668)	(733)
Net income (loss)	$24,519	$(698)	$534

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of December 31, 2014, the Company had Eurodollar futures contracts in place through 2018, and interest rate swaption agreements in place covering periods beginning in 2015 through 2025.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2014, 2013 and 2012 and for each quarter during 2014, 2013 and 2012.

Gains (Losses) on Derivative Instruments
(in thousands)
	Recognized in	Attributed to	Attributed to
	Income	Current	Future
	Statement	Period	Periods
	(GAAP)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2014	$(9,562)	$(145)	$(9,417)
September 30, 2014	3,058	(25)	3,083
June 30, 2014	(5,728)	(3)	(5,725)
March 31, 2014	(1,693)	(30)	(1,663)
December 31, 2013	732	(42)	774
September 30, 2013	(2,272)	(28)	(2,244)
June 30, 2013	6,852	(4)	6,856
March 31, 2013	(484)	(65)	(419)
December 31, 2012	(1)	(62)	61
September 30, 2012	(14)	(28)	14
June 30, 2012	(1)	(10)	9
March 31, 2012	(24)	(4)	(20)
Years Ended
December 31, 2014	$(13,925)	$(203)	$(13,722)
December 31, 2013	4,828	(139)	4,967
December 31, 2012	(40)	(104)	64

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2014	$12,146	$1,126	$(145)	$1,271	$11,020	$10,875
September 30, 2014	9,286	818	(25)	843	8,468	8,443
June 30, 2014	6,589	676	(3)	679	5,913	5,910
March 31, 2014	3,783	411	(30)	441	3,372	3,342
December 31, 2013	2,806	309	(42)	351	2,497	2,455
September 30, 2013	2,551	294	(28)	322	2,257	2,229
June 30, 2013	2,429	322	(4)	326	2,107	2,103
March 31, 2013	1,413	201	(65)	266	1,212	1,147
December 31, 2012	473	94	(62)	156	379	317
September 30, 2012	697	58	(28)	86	639	611
June 30, 2012	769	74	(10)	84	695	685
March 31, 2012	759	51	(4)	55	708	704
Years Ended
December 31, 2014	$31,804	$3,031	$(203)	$3,234	$28,773	28,570
December 31, 2013	9,199	1,126	(139)	1,265	8,073	7,934
December 31, 2012	2,698	277	(104)	381	2,421	2,317

(1)	Reflects the effect of derivative instrument hedges for only the period presented
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2014, we generated $28.8 million of net interest income, consisting of $31.8 million of interest income from RMBS assets offset by $3.0 million of interest expense on repurchase liabilities.  For the year ended December 31, 2013, we generated $8.1 million of net interest income, consisting of $9.2 million of interest income from RMBS assets offset by $1.1 million of interest expense on repurchase liabilities.   The $22.6 million increase in interest income and $1.9 million increase in interest expense for the year ended December 31, 2014 primarily reflects the deployment of the proceeds from our 2014 capital raising activities into the RMBS portfolio on a leveraged basis.

For the year ended December 31, 2012, we generated $2.4 million of net interest income, consisting of $2.7 million of interest income from RMBS assets offset by $0.3 million of interest expense on repurchase liabilities. The $6.5 million increase in interest income and $0.8 million increase in interest expense for the year ended December 31, 2013 primarily reflects the deployment of our IPO proceeds into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on repurchase liabilities for the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $1.3 million and $0.4 million, respectively, resulting in $28.6 million, $7.9 million and $2.3 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013 and 2012 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2014	$1,362,352	$12,146	3.57%	$1,346,314	$1,126	$1,271	0.33%	0.38%
September 30, 2014	1,025,768	9,286	3.62%	1,019,839	818	843	0.32%	0.33%
June 30, 2014	811,881	6,589	3.25%	717,474	676	679	0.38%	0.38%
March 31, 2014	549,490	3,783	2.75%	484,902	411	441	0.34%	0.36%
December 31, 2013	341,505	2,806	3.29%	310,107	309	351	0.40%	0.45%
September 30, 2013	335,467	2,551	3.04%	305,196	294	322	0.39%	0.42%
June 30, 2013	349,704	2,429	2.78%	312,591	322	326	0.41%	0.42%
March 31, 2013	237,820	1,413	2.38%	210,194	201	266	0.38%	0.51%
December 31, 2012	91,094	473	2.08%	80,256	94	156	0.47%	0.78%
September 30, 2012	64,378	697	4.33%	53,698	58	86	0.43%	0.64%
June 30, 2012	73,559	769	4.18%	62,407	74	84	0.47%	0.54%
March 31, 2012	70,585	759	4.30%	59,157	51	55	0.34%	0.37%
Years Ended
December 31, 2014	$937,373	$31,804	3.39%	$892,132	$3,031	$3,234	0.34%	0.36%
December 31, 2013	316,124	9,199	2.91%	284,522	1,126	$1,265	0.40%	0.44%
December 31, 2012	74,904	2,698	3.60%	63,880	277	$381	0.43%	0.60%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2014	$11,020	$10,875	3.24%	3.19%
September 30, 2014	8,468	8,443	3.30%	3.29%
June 30, 2014	5,913	5,910	2.87%	2.87%
March 31, 2014	3,372	3,342	2.41%	2.39%
December 31, 2013	2,497	2,455	2.89%	2.84%
September 30, 2013	2,257	2,229	2.65%	2.62%
June 30, 2013	2,107	2,103	2.37%	2.36%
March 31, 2013	1,212	1,147	2.00%	1.87%
December 31, 2012	379	317	1.61%	1.30%
September 30, 2012	639	611	3.90%	3.69%
June 30, 2012	695	685	3.71%	3.64%
March 31, 2012	708	704	3.96%	3.93%
Years Ended
December 31, 2014	$28,773	$28,570	3.05%	3.03%
December 31, 2013	8,073	7,934	2.51%	2.47%
December 31, 2012	2,421	2,317	3.17%	3.00%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 48 and 50 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 50 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by Average RMBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS.

Interest Income and Average Asset Yield

Our interest income for the years ended December 31, 2014 and 2013 was $31.8 million and $9.2 million, respectively.  We had average RMBS holdings of $937.4 million and $316.1 million for the years ended December 31, 2014 and 2013, respectively.  The yield on our portfolio was 3.39% and 2.91% for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014 as compared to the year ended December 31, 2013, there was a $22.6 million increase in interest income due to a $621.3 million increase in average RMBS, combined with a 48 basis point increase in the yield on average RMBS for the year ended December 31, 2014 when compared to the year ended December 31, 2013.  The increase in average RMBS during the year ended December 31, 2014 reflects the deployment of the proceeds of our capital raising activities during 2014, on a leveraged basis.

For the year ended December 31, 2012 we had interest income of $2.7 million and average RMBS holdings of $74.9 million, resulting in a yield on our portfolio of 3.60%.  For the year ended December 31, 2013 as compared to the year ended December 31, 2012, there was a $6.5 million increase in interest income due to a $241.2 million increase in average RMBS, partially offset by a 69 basis point decrease in the yield on average RMBS.  The increase in average RMBS during the year ended December 31, 2013 reflects the deployment of the proceeds of our initial public offering.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”) for the years ended December 31, 2014, 2013 and 2012 and for each quarter during 2014, 2013 and 2012.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2014	$1,298,967	$63,385	$1,362,352	$12,761	$(615)	$12,146	3.93%	(3.88)%	3.57%
September 30, 2014	969,034	56,734	1,025,768	9,482	(196)	9,286	3.91%	(1.39)%	3.62%
June 30, 2014	764,199	47,682	811,881	7,674	(1,085)	6,589	4.02%	(9.10)%	3.25%
March 31, 2014	514,226	35,264	549,490	4,402	(619)	3,783	3.42%	(7.02)%	2.75%
December 31, 2013	318,996	22,509	341,505	2,726	80	2,806	3.42%	1.42%	3.29%
September 30, 2013	314,096	21,371	335,467	2,412	139	2,551	3.07%	2.60%	3.04%
June 30, 2013	326,977	22,727	349,704	2,514	(85)	2,429	3.08%	(1.51)%	2.78%
March 31, 2013	223,191	14,629	237,820	1,416	(3)	1,413	2.54%	(0.06)%	2.38%
December 31, 2012	84,617	6,477	91,094	597	(124)	473	2.82%	(7.66)%	2.08%
September 30, 2012	56,519	7,859	64,378	410	287	697	2.90%	14.59%	4.33%
June 30, 2012	65,320	8,239	73,559	593	176	769	3.63%	8.56%	4.18%
March 31, 2012	61,936	8,649	70,585	530	229	759	3.43%	10.56%	4.30%
Years Ended
December 31, 2014	$886,606	$50,767	$937,373	$34,319	$(2,515)	$31,804	3.87%	(4.96)%	3.39%
December 31, 2013	295,815	20,309	316,124	9,068	131	9,199	3.07%	0.65%	2.91%
December 31, 2012	67,098	7,806	74,904	2,130	568	2,698	3.18%	7.27%	3.60%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $892.1 million and $284.5 million and total interest expense of $3.0 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively. Our average cost of funds was 0.34% and 0.40% for years ended December 31, 2014 and 2013, respectively.  There was a 6 basis point decrease in the average cost of funds and a $607.6 million increase in average outstanding repurchase agreements during the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our 2014 capital raising activities.

For the year ended December 31, 2012, we had average outstanding repurchase agreements of $63.9 million and total interest expense of $0.3  million, resulting in an average cost of funds of 0.43%.  There was a 3 basis point decrease in the average cost of funds and a $220.6 million increase in average outstanding repurchase agreements during the year ended December 31, 2013 as compared to the year ended December 31, 2012.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our initial public offering.

Our economic interest expense was $3.2 million, $1.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. There was an 8 basis point decrease in the average economic cost of funds to 0.36% for the year ended December 31, 2014 from 0.44% for the year ended December 31, 2013. There was a 16 basis point decrease in the average economic cost of funds to 0.44% for the year ended December 31, 2013 from 0.60% for the year ended December 31, 2012.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 17 basis points above average one-month LIBOR and 1 basis points below average six-month LIBOR for the quarter ended December 31, 2014.  Our average economic cost of funds was 22 basis points above average one-month LIBOR and 4 basis points above average six-month LIBOR for the quarter ended December 31, 2014. The average term to maturity of the outstanding repurchase agreements was 27 days and 15 days at December 31, 2014 and 2013, respectively.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013 and 2012 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2014	$1,346,314	$1,126	$1,271	0.33%	0.38%
September 30, 2014	1,019,839	818	843	0.32%	0.33%
June 30, 2014	717,474	676	679	0.38%	0.38%
March 31, 2014	484,902	411	441	0.34%	0.36%
December 31, 2013	310,107	309	351	0.40%	0.45%
September 30, 2013	305,196	294	322	0.39%	0.42%
June 30, 2013	312,591	322	326	0.41%	0.42%
March 31, 2013	210,194	201	266	0.38%	0.51%
December 31, 2012	80,256	94	156	0.47%	0.78%
September 30, 2012	53,698	58	86	0.43%	0.64%
June 30, 2012	62,407	74	84	0.47%	0.54%
March 31, 2012	59,157	51	55	0.34%	0.37%
Years Ended
December 31, 2014	$892,132	$3,031	$3,234	0.34%	0.36%
December 31, 2013	284,522	1,126	1,265	0.40%	0.44%
December 31, 2012	63,880	277	381	0.43%	0.60%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended,
December 31, 2014	0.16%	0.34%	0.17%	(0.01)%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.23%	0.05%	0.23%	0.05%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.28%	0.09%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.23%	0.02%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.22%	(0.01)%
March 31, 2013	0.21%	0.48%	0.17%	(0.10)%	0.30%	0.03%
December 31, 2012	0.22%	0.59%	0.25%	(0.12)%	0.56%	0.19%
September 30, 2012	0.23%	0.70%	0.20%	(0.27)%	0.41%	(0.06)%
June 30, 2012	0.24%	0.74%	0.23%	(0.27)%	0.30%	(0.20)%
March 31, 2012	0.26%	0.76%	0.08%	(0.42)%	0.11%	(0.39)%
Years Ended
December 31, 2014	0.16%	0.33%	0.18%	0.01%	0.20%	0.03%
December 31, 2013	0.19%	0.42%	0.21%	(0.02)%	0.25%	0.02%
December 31, 2012	0.24%	0.70%	0.19%	(0.27)%	0.36%	(0.10)%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2014, 2013 and 2012.

(in thousands)
	2014	2013	2012
Realized gains (losses) on sales of RMBS	$2,791	$(1,198)	$(308)
Unrealized gains (losses) on RMBS	11,368	(10,733)	(806)
Total gains (losses) on RMBS	14,159	(11,931)	(1,114)
(Losses) gains on interest rate futures	(9,486)	4,828	(40)
Losses on payer swaptions	(4,439)	-	-

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the years ended December 31, 2014, 2013 and 2012, the Company received proceeds of $928.0 million, $409.0 million and $129.1 million, respectively, from the sales of RMBS.

The increase in sales volume reflects the repositioning of our portfolio following our IPO in 2013 and our additional capital raising activities in 2014.   The net realized and unrealized gains (losses) on RMBS for the years ended December 31, 2014, 2013 and 2012 were the result of sales executed to replace securities that no longer offered attractive risk adjusted returns with those that did.  Gains (losses) on interest rate futures and swaption contracts are a result of higher / lower short and intermediate term rates and the resulting impact on implied forward rates during the years ended December 31, 2014, 2013 and 2012. The table below presents historical interest rate data for each quarter end during 2014, 2013 and 2012.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
December 31, 2014	2.17%	3.13%	3.86%	0.25%
September 30, 2014	2.51%	3.31%	4.16%	0.23%
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%
December 31, 2013	3.03%	3.48%	4.46%	0.24%
September 30, 2013	2.62%	3.52%	4.49%	0.25%
June 30, 2013	2.48%	3.17%	4.07%	0.27%
March 31, 2013	1.85%	2.76%	3.57%	0.28%
December 31, 2012	1.76%	2.66%	3.35%	0.31%
September 30, 2012	1.64%	2.80%	3.50%	0.39%
June 30, 2012	1.66%	2.95%	3.68%	0.47%
March 31, 2012	2.22%	3.20%	3.95%	0.47%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $4.5 million, $1.7 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The table below provides a breakdown of operating expenses for the years ended December 31, 2014, 2013 and 2012.

(in thousands)
	2014	2013	2012
Management fees	$2,013	$664	$249
Accrued incentive compensation	500	-	-
Directors fees and liability insurance	569	290	-
Audit, legal and other professional fees	588	420	178
Other direct REIT operating expenses	182	164	177
Other expenses	636	130	129
Total expenses	$4,488	$1,668	$733

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

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2014, our RMBS portfolio consisted of $1,549.2 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.29%.  During the year ended December 31, 2014, we received principal repayments of $80.5 million compared to $30.8 million for the year ended December 31, 2013.  The average prepayment speeds for the quarters ended December 31, 2014 and 2013 were 7.8% and 9.9%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2014	4.0	14.9	7.8
September 30, 2014	8.1	18.8	12.5
June 30, 2014	4.1	15.9	8.1
March 31, 2014	4.2	14.9	9.1
December 31, 2013	5.3	17.9	9.9
September 30, 2013	6.5	28.2	12.6
June 30, 2013	6.5	29.8	16.3
March 31, 2013	9.2	33.0	20.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS mortgage related securities as of December 31, 2014 and 2013:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2014
Adjustable Rate RMBS	$3,794	0.2%	3.55%	236	1-Sep-35	4.02	10.05%	2.00%
Fixed Rate RMBS	1,412,593	91.2%	4.37%	318	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate RMBS	70,400	4.6%	2.54%	338	1-Aug-43	97.75	7.54%	2.00%
Total Mortgage-backed Pass-through	1,486,787	96.0%	4.28%	319	1-Dec-44	92.96	7.67%	2.00%
Interest-Only Securities	46,611	3.0%	3.95%	248	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	15,773	1.0%	6.23%	308	25-Apr-41	NA	6.39%	NA
Total Structured RMBS	62,384	4.0%	4.52%	263	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$1,549,171	100.0%	4.29%	317	1-Dec-44	NA	NA	NA
December 31, 2013
Adjustable Rate RMBS	$5,334	1.5%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate RMBS	245,523	69.9%	4.05%	323	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate RMBS	76,118	21.7%	2.56%	350	1-Aug-43	109.60	7.56%	2.00%
Total Mortgage-backed Pass-through	326,975	93.1%	3.70%	328	1-Dec-43	102.67	7.72%	2.00%
Interest-Only Securities	19,206	5.5%	4.39%	261	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,042	1.4%	5.92%	317	15-Dec-40	NA	6.08%	NA
Total Structured RMBS	24,248	6.9%	4.71%	272	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$351,223	100.0%	3.77%	324	1-Dec-43	NA	NA	NA

($ in thousands)
	December 31, 2014		December 31, 2013
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,243,923	80.30%	$211,063	60.09%
Freddie Mac	296,203	19.12%	121,842	34.69%
Ginnie Mae	9,045	0.58%	18,318	5.22%
Total Portfolio	$1,549,171	100.00%	$351,223	100.00%

	December 31, 2014	December 31, 2013
Weighted Average Pass Through Purchase Price	$107.88	$105.60
Weighted Average Structured Purchase Price	$13.67	$12.11
Weighted Average Pass Through Current Price	$108.59	$102.83
Weighted Average Structured Current Price	$13.65	$14.59
Effective Duration (1)	2.291	4.188

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.291 indicates that an interest rate increase of 1.0% would be expected to cause a 2.291% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2014.  An effective duration of 4.188 indicates that an interest rate increase of 1.0% would be expected to cause a 4.188% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2013. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2014 and 2013.

(in thousands)
	2014			2013
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,135,392	108.09	2.68%	$642,905	104.95	2.40%
Structured RMBS	56,890	14.91	-1.60%	44,679	15.44	1.69%

Repurchase Agreements

As of December 31, 2014, we had established borrowing facilities in the repurchase agreement market with 18 counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of December 31, 2014, we had funding in place with 16 of the 18 counterparties.  These borrowings are secured by the Company’s RMBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2014, we had obligations outstanding under the repurchase agreements of approximately $1,436.7 million with a net weighted average borrowing cost of 0.36%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 2 to 96 days, with a weighted average remaining maturity of 27 days.  Securing the repurchase agreement obligations as of December 31, 2014 are RMBS with an estimated fair value, including accrued interest, of approximately $1,522.9 million and a weighted average maturity of 319 months, and cash pledged to counterparties of approximately $2.6 million.  Through February 24, 2015, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2014 with maturities through May 18, 2015.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2014 and 2013.

(dollars in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
December 31, 2014	$1,436,651	$1,346,314	$90,337	6.71%
September 30, 2014	1,255,978	1,019,839	236,139	23.15	%(1)
June 30, 2014	783,701	717,474	66,227	9.23%
March 31, 2014	651,246	484,902	166,344	34.30	%(2)
December 31, 2013	318,557	310,107	8,450	2.72%
September 30, 2013	301,657	305,196	(3,539)	(1.16)%
June 30, 2013	308,735	312,591	(3,856)	(1.23)%
March 31, 2013	316,446	210,194	106,252	50.55	%(3)

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2014, haircuts on our pledged collateral remained stable and as of December 31, 2014, our weighted average haircut was approximately 5.4% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$1,436,651	$-	$-	$-	$1,436,651
Interest expense on repurchase agreements(1)	1,006	-	-	-	1,006
Totals	$1,437,657	$-	$-	$-	$1,437,657

(1)	Interest expense on repurchase agreements is based on current interest rates as of December 31, 2014 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of December 31, 2014, we had cash and cash equivalents of $93.1 million.  We generated cash flows of $107.6 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $892.1 million during the year ended December 31, 2014.

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

On June 17, 2014, we entered into an equity distribution agreement (the “June 2014 Equity Distribution Agreement”) with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  We issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees, prior to its termination.

On September 3, 2014, we entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  Through December 31, 2014, we issued a total of 5,073,731 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $68.9 million, net of commissions and fees. After December 31, 2014, we issued an additional 13,915 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $0.2 million, net of commissions and fees.

Outlook

Regulatory Developments with Respect to Fannie Mae and Freddie Mac and the Dodd-Frank Act

In response to the credit market disruption and the deteriorating financial conditions of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions that culminated with putting Fannie Mae and Freddie Mac in conservatorship in September 2008. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.  The Federal Housing Finance Agency (“FHFA”) now operates Fannie Mae and Freddie Mac as conservator, in an effort to stabilize the entities. The FHFA also noted that during the conservatorship period, it would work to enact new regulations for minimum capital standards, prudent safety and soundness standards and portfolio limits of Fannie Mae and Freddie Mac.

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

Fannie Mae and Freddie Mac reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (the “Johnson-Crapo Bill”), which is generally based on the Corker-Warner Bill.  However, this momentum was lost in the second quarter of 2014 when the Johnson-Crapo Bill was approved by the Senate Banking Committee, but failed to secure enough support to be considered by Congress.  The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach.  As the FHFA and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2015.  FHFA Chairman Well Watt, during testimony before Congress in January of 2015, reiterated that the FHFA continues to work towards achieving these goals, although specific details about the eventual outcome were not provided. It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects would be.

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

The Federal Reserve Open Market Committee (the “FOMC”) meeting minutes released on April 10, 2013 revealed that the FOMC had begun considering when the Federal Reserve should begin tapering the pace of Agency RMBS purchases set in September 2012.  The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper such purchase as early as June 2013.  In minutes released on June 25, 2013, the FOMC stated that the Federal Reserve would begin to scale back Agency RMBS purchases later in 2013 and that such purchases would cease entirely when the unemployment rate reached 7%.  On October 30, 2013, the FOMC announced that it would continue reinvesting principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS and U.S. Treasury securities at the current pace indefinitely.  The FOMC believed that these actions would maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help control the rate of inflation.  The October 30, 2013 announcement provided no additional guidance as to when tapering might begin.

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency RMBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing Treasury bonds at auction. Subsequently, the FOMC announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds.  The FOMC ended its bond buying program in October 2014. The FOMC announced they would continue to reinvest principal and interest payments received from their RMBS portfolio in additional RMBS.

On January 28, 2015, the FOMC issued a release noting that inflation has declined “substantially” in recent months and that the FOMC anticipates inflation to decline further in the near term.  However, on a more hawkish note, the FOMC stated that recent declines in energy prices have boosted household purchasing power and that economic activity has been expanding at a solid pace.

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

Capital Expenditures

At December 31, 2014, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements.

Dividends

To qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our initial public offering.

(in thousands, except per share data)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2015
February 10, 2015	February 25, 2015	February 27, 2015	$0.180	$3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.180	3,017
Totals			$0.360	$6,034
2014
December 9, 2014	December 26, 2014	December 30, 2014	$0.180	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.180	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.180	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.180	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.180	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.180	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925
Totals			$2.160	$22,643
2013
December 11, 2013	December 26, 2013	December 30, 2013	$0.180	$603
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451
Totals			$1.395	$4,662

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk and counterparty credit risk.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the RMBS that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are futures contracts and options to enter into interest rate swaps. These instruments are intended to serve as a hedge against future interest rate increases on our repurchase agreement borrowings.  Hedging techniques are partly based on assumed levels of prepayments of our agency securities.  If prepayments are slower or faster than assumed, the life of the agency securities will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.  Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.  Hedging techniques are also limited by the rules relating to REIT qualification.  In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including changes in the forward yield curve.

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

The duration of our IO and IIO portfolios will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IOs may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low.  Prepayments affect the durations of IIOs similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) cause their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2014 and 2013, assuming rates instantaneously fall 100 basis points (“bps”), fall 50bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2014 and 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

Actual results could differ materially from estimates, especially in the current market environment. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency securities as a part of our overall management of our investment portfolio.

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(3)(4)
As of December 31, 2014
-100 Basis Points	(0.79)%	(5.63)%
-50 Basis Points	(0.13)%	(0.89)%
+50 Basis Points	(0.30)%	(2.10)%
+100 Basis Points	(0.94)%	(6.64)%
As of December 31, 2013
-100 Basis Points	0.04%	0.32%
-50 Basis Points	0.28%	2.17%
+50 Basis Points	(0.80)%	(6.28)%
+100 Basis Points	(1.96)%	(15.37)%

(1)
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, and assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

(2)	Includes the effect of derivatives and other securities used for hedging purposes.
(3)	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of such date.
(4)	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity as of such date.

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

Prepayment Risk

Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Generally, prepayments on agency RMBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.  We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

Spread Risk

When the market spread widens between the yield on our agency RMBS and benchmark interest rates, our net book value could decline if the value of our agency securities fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use futures contracts and interest rate swaps and swaptions to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency RMBS and cash. As of December 31, 2014, we had unrestricted cash and cash equivalents of $93.1 million and unpledged securities of approximately $31.9 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

Extension Risk

The projected weighted-average life and the duration (or interest rate sensitivity) of our investments is based on our Manager's assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use futures contracts and interest rate swaptions to help manage our funding cost on our investments in the event that interest rates rise. These hedging instruments allow us to reduce our funding exposure on the notional amount of the instrument for a specified period of time.

However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our hedging instrument expirations are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.

Counterparty Credit Risk

We are exposed to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to our repurchase agreements and derivative contracts fail to perform their obligations under such agreements. The amount of assets we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such assets as well as the value of our derivative contracts. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our agreements and may have difficulty obtaining our assets pledged as collateral under such agreements. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. However, there is no guarantee our efforts to manage counterparty credit risk will be successful and we could suffer significant losses if unsuccessful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Orchid Island Capital, Inc.
Vero Beach, Florida

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

West Palm Beach, Florida February 24, 2015	/s/ BDO USA, LLP Certified Public Accountants

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
DECEMBER 31, 2014 and 2013
($ in thousands, except per share data)

	2014	2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$1,517,304	$335,775
Unpledged	31,867	15,448
Total mortgage-backed securities	1,549,171	351,223
Cash and cash equivalents	93,137	8,169
Restricted cash	7,790	2,446
Accrued interest receivable	6,211	1,559
Derivative assets, at fair value	1,217	-
Other assets	282	179
Total Assets	$1,657,808	$363,576

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$1,436,651	$318,557
Accrued interest payable	628	91
Due to affiliates	330	82
Other liabilities	2,121	81
Total Liabilities	1,439,730	318,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of December 31, 2014 and 2013	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 16,699,656 and
3,341,665 shares issued and outstanding as of December 31, 2014 and 2013, respectively	167	33
Additional paid-in capital	217,419	46,116
Retained earnings (accumulated deficit)	492	(1,384)
Total Stockholders' Equity	218,078	44,765
Total Liabilities and Stockholders' Equity	$1,657,808	$363,576
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
($ in thousands, except per share data)

	2014	2013	2012
Interest income	$31,804	$9,199	$2,698
Interest expense	(3,031)	(1,126)	(277)
Net interest income	28,773	8,073	2,421
Realized gains (losses) on mortgage-backed securities	2,791	(1,198)	(308)
Unrealized gains (losses) on mortgage-backed securities	11,368	(10,733)	(806)
(Losses) gains on derivative instruments	(13,925)	4,828	(40)
Net portfolio income	29,007	970	1,267

Expenses:
Management fees	2,013	664	249
Accrued incentive compensation	500	-	-
Directors' fees and liability insurance	569	290	-
Audit, legal and other professional fees	588	420	178
Direct REIT operating expenses	182	164	177
Other administrative	636	130	129
Total expenses	4,488	1,668	733

Net income (loss)	$24,519	$(698)	$534

Basic and diluted net income (loss) per share	$2.48	$(0.23)	$0.54

Weighted Average Shares Outstanding	9,890,058	3,011,912	981,665
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
($ in thousands, except per share data)

			(Accumulated
		Additional	Deficit )/
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balances, January 1, 2012	$2	$14,998	$(1,220)	$13,780
Net income	-	-	534	534
Issuance of common stock to repay amount due
to Bimini Capital Management, Inc.	-	411	-	411
Balances, December 31, 2012	2	15,409	(686)	14,725
Net loss	-	-	(698)	(698)
Cash dividends declared, $1.395 per share	-	(4,662)	-	(4,662)
Issuance of common stock pursuant to public offering	23	35,377	-	35,400
Issuance of common stock pursuant to stock dividend	8	(8)	-	-
Balances, December 31, 2013	33	46,116	(1,384)	44,765
Net income	-	-	24,519	24,519
Cash dividends declared, $2.160 per share	-	-	(22,643)	(22,643)
Issuance of common stock pursuant to public offerings	134	171,161	-	171,295
Issuance of common stock pursuant to equity
compensation plan	-	77	-	77
Amortization of equity compensation	-	65	-	65
Balances, December 31, 2014	$167	$217,419	$492	$218,078
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
($ in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,519	$(698)	$534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	142	-	-
Realized and unrealized (gains) losses on mortgage-backed securities	(14,159)	11,931	1,114
Realized and unrealized losses on interest rate swaptions	4,439	-	-
Changes in operating assets and liabilities:
Accrued interest receivable	(4,652)	(1,119)	(66)
Other assets	(105)	(119)	-
Accrued interest payable	536	37	43
Other liabilities	678	(60)	126
Due to affiliates	248	127	128
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,646	10,099	1,879

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,192,282)	(687,584)	(199,078)
Sales	928,009	408,982	129,068
Principal repayments	80,486	30,778	9,518
Increase in restricted cash	(5,344)	(1,997)	(358)
Purchase of interest rate swaptions, net of margin cash received	(4,292)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(1,193,423)	(249,821)	(60,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	7,663,332	3,319,670	581,462
Principal payments on repurchase agreements	(6,545,239)	(3,105,054)	(521,846)
Cash dividends	(22,643)	(4,662)	-
Proceeds from issuance of common stock, net of issuance costs	171,295	35,400	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,266,745	245,354	59,616

NET INCREASE IN CASH AND CASH EQUIVALENTS	84,968	5,632	645
CASH AND CASH EQUIVALENTS, beginning of the year	8,169	2,537	1,892
CASH AND CASH EQUIVALENTS, end of the year	$93,137	$8,169	$2,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,495	$1,089	$235

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of common shares to
Bimini Capital Management, Inc. pursuant to stock dividend	$-	$8	$-
Issuance of common shares to repay amount due to Bimini Capital Management, Inc.	-	-	411
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

On June 17, 2014, Orchid entered into an equity distribution agreement (the “June 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  The Company issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees, prior to its termination.

On September 3, 2014, Orchid entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  Through December 31, 2014, the Company issued a total of 5,073,731 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $68.9 million, net of commissions and fees. After December 31, 2014, the Company issued an additional 13,915 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $0.2 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS, Eurodollar futures contracts and interest rate swaptions.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. At December 31, 2014 restricted cash consisted of $5,174,000 of cash held by a broker as margin on Eurodollar futures contracts and $2,616,000 of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2013 restricted cash consisted of approximately $2,446,000 of cash held by a broker as margin on Eurodollar futures contracts.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2014, the Company’s cash deposits exceeded federally insured limits by approximately $93.1 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company uses only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of residential mortgage-backed loans (collectively, “RMBS”). These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity). However, the Company has elected to account for its investment in RMBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

The Company records RMBS transactions on the trade date.  Security purchases that have not settled as of the balance sheet date are included in the RMBS balance with an offsetting liability recorded, whereas securities sold that have not settled as of the balance sheet date are removed from the RMBS balance with an offsetting receivable recorded.

The fair value of the Company’s investments in RMBS is governed by FASB ASC 820, Fair Value Measurement.  The definition of fair value in FASB ASC 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for RMBS are based on independent pricing sources and/or third-party broker quotes, when available.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar futures contracts and interest rate swaptions are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due to affiliates, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying values as of December 31, 2014 and 2013 due to the short-term nature of these financial instruments.

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

Earnings Per Share

The Company follows the provisions of FASB ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) is calculated as net income or loss attributable to common stockholders divided by the weighted average number of shares of common stock outstanding or subscribed during the period. Diluted EPS is calculated using the treasury stock or two-class method, as applicable, for common stock equivalents, if any. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of December 31, 2014 and 2013:

(in thousands)
	December 31, 2014	December 31, 2013
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$70,400	$76,118
Adjustable-rate Mortgages	3,794	5,334
Fixed-rate Mortgages	1,412,593	245,523
Total Pass-Through Certificates	1,486,787	326,975
Structured RMBS Certificates:
Interest-Only Securities	46,611	19,206
Inverse Interest-Only Securities	15,773	5,042
Total Structured RMBS Certificates	62,384	24,248
Total	$1,549,171	$351,223

The following table summarizes the Company’s RMBS portfolio as of December 31, 2014 and 2013, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31, 2014	December 31, 2013
Greater than five years and less than ten years	$967	$1,521
Greater than or equal to ten years	1,548,204	349,702
Total	$1,549,171	$351,223

NOTE 3.   REPURCHASE AGREEMENTS

As of December 31, 2014, the Company had outstanding repurchase obligations of approximately $1,436.7 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,522.9 million, and cash pledged to the counterparties of approximately $2.6 million.  As of December 31, 2014 counterparties have posted securities to the Company totaling approximately $1.7 million.  As of December 31, 2013, the Company had outstanding repurchase obligations of approximately $318.6 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $337.0 million.

As of December 31, 2014 and 2013, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2014
Fair market value of securities pledged, including
accrued interest receivable	$-	$984,823	$534,238	$3,844	$1,522,905
Repurchase agreement liabilities associated with
these securities	$-	$929,831	$502,947	$3,873	$1,436,651
Net weighted average borrowing rate	-	0.36%	0.37%	0.38%	0.36%
December 31, 2013
Fair market value of securities pledged, including
accrued interest receivable	$-	$326,348	$10,650	$-	$336,998
Repurchase agreement liabilities associated with
these securities	$-	$308,402	$10,155	$-	$318,557
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2014, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged  (if any), including accrued interest on such securities) of approximately $86.6 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2014.  Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2013 is as follows:

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

As of December 31, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  During the year ended December 31, 2014, the Company entered into, and settled before the end of the year, a T-Note futures contract.  Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur.  A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. This margin represents the collateral the Company has posted for its open positions and is recorded on the balance sheets as part of restricted cash. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.

During the year ended December 31, 2014, the Company was a party to interest rate swaption agreements.  At December 31, 2014, the Company had outstanding swaption agreements which grant the Company the right but not the obligation to enter into underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into receive fixed interest rate swap (“receiver swaption”).

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of December 31, 2014 and 2013.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	2014	2013
Assets
Eurodollar futures - Margin posted to counterparty	Restricted cash	$5,174	$2,446
Payer swaptions	Derivative assets, at fair value	1,217	-
		$6,391	$2,446
Liability
Payer swaptions - Margin posted by counterparty	Other liabilities	$(1,364)	$-

The table below presents information related to the Company’s Eurodollar futures positions at December 31, 2014 and 2013.

($ in thousands)
	2014			2013
		Average			Average
	Weighted	Contract		Weighted	Contract
	Average	Notional	Open	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)	LIBOR Rate	Amount	Equity(1)
2014	-	$-	$-	0.40%	$262,500	$(189)
2015	0.63%	650,000	(1,039)	0.80%	275,000	(146)
2016	1.54%	800,000	139	1.90%	250,000	1,367
2017	2.23%	800,000	(1,041)	3.03%	250,000	2,291
2018	2.54%	800,000	(2,361)	3.77%	250,000	1,575
Total / Weighted Average	1.73%	$760,000	$(4,302)	2.02%	$257,353	$4,898

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2014.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
≤ 1 year	$5,350	$1,217	6	$375,000	2.79%	3 Month	7.3

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2014, 2013 and 2012.

(in thousands)
	2014	2013	2012
Eurodollar futures contracts (short positions)	$(9,558)	$4,828	$(40)
T-Note futures contract (short position)	72	-	-
Payer swaptions	(4,439)	-	-
	$(13,925)	$4,828	$(40)

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2014 and 2013.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset
in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2014
Derivative assets - Payer swaptions	$1,217	$-	$1,217	$-	$(1,217)	$-
December 31, 2013
Derivative asset	$-	$-	$-	$-	$-	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2014
Repurchase Agreements	$1,436,651	$-	$1,436,651	$(1,434,035)	$(2,616)	$-
December 31, 2013
Repurchase Agreements	$318,557	$-	$318,557	$(318,557)	$-	$-

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

The Company’s Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person from certain of the limits described above and may establish or increase an exempted holder limit for such person. The person seeking an exemption must provide to the Board of Directors any such representations, covenants and undertakings as the Board of Directors may deem appropriate in order to conclude that granting the exemption and/or establishing or increasing an excepted holder limit, as the case may be, will not cause the Company to fail to qualify as a REIT. The Company’s Board of Directors may also require a ruling from the IRS or an opinion of counsel in order to determine that granting the exemption will not cause the Company to lose its qualification as a REIT. In connection with granting a waiver of the ownership limit or creating an excepted holder limit or at any other time, the Company’s Board of Directors may from time to time increase or decrease the ownership limit, subject to certain restrictions.

Common Stock Issuances

During 2014 and 2013, the Company completed the following public offerings of its common stock.

($ in thousands, except per share amounts)
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2014
Secondary Offering	First Quarter	$12.50	2,070,000	$24,174
Secondary Offering(3)	First Quarter	12.55	3,680,000	43,989
At-the-Market Offering Program(4)	Second Quarter	13.14	537,499	6,914
At-the-Market Offering Program(4)	Third Quarter	13.99	3,389,441	46,372
At-the-Market Offering Program(4)	Fourth Quarter	13.87	3,675,207	49,846
			13,352,147	$171,295

($ in thousands, except per share amounts)
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2013
Initial Public Offering	First Quarter	$15.00	2,360,000	$35,400	(5)
			2,360,000	$35,400

(1)	Price received per share is gross of underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)
Includes net proceeds received of $5.7 million for the 480,000 shares issued to the underwriters in April 2014 pursuant to the exercise of their overallotment option related to the March 2014 offering.

(4)
The Company has entered into two Equity Distribution Agreements, one of which was replaced with the current agreement, to publicly offer and sell shares of the Company’s common stock in at-the-market and privately negotiated transactions from time to time.  As of December 31, 2014, shares with a value of $4.5 million remain available for issuance under the September Equity Distribution Agreement.

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

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock since its IPO.

(in thousands, except per share data)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2015
February 10, 2015(1)	February 25, 2015	February 27, 2015	$0.180	$3,017
January 13, 2015(1)	January 26, 2015	January 30, 2015	0.180	3,017
Totals			$0.360	$6,034
2014
December 9, 2014	December 26, 2014	December 30, 2014	$0.180	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.180	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.180	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.180	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.180	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.180	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925
Totals			$2.160	$22,643
2013
December 11, 2013	December 26, 2013	December 30, 2013	$0.180	$603
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451
Totals			$1.395	$4,662

(1)	The effect of the dividends declared during 2015 is not reflected in the Company’s financial statements as of December 31, 2014.

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

A summary of incentive share activity during the year ended December 31, 2014 is presented below:

		Weighted-	Weighted-
		Average	Average
		Grant-Date	Remaining
	Shares	Fair Value	Life
Restricted common stock, at January 1, 2014	-	$-	-
Restricted common stock granted during the year	29,844	12.41	-
Vested during the year	(5,844)	13.16	-
Restricted common stock, at December 31, 2014	24,000	$12.23	2.3 Years

On April 25, 2014, our Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.

During the year ended December 31, 2014, the Company recognized approximately $142,000 of share based compensation expense, including expense relating to the non-employee director restricted share grants and the value of common shares received by non-employee directors for board service, which is included under the caption directors fees and liability insurance in the Company’s statement of operations.

As of December 31, 2014, there was approximately $228,000 of unrecognized compensation expense related to unvested restricted share awards.  The intrinsic value of the unvested restricted shares as of December 31, 2014 was $313,000.

On January 21, 2015, our Compensation Committee granted equity awards and agreed to pay cash bonuses of $250,000 to employees of the Manager. The equity awards were made pursuant to the terms and conditions of the Incentive Plan and consist of 11,292 shares of immediately vested Common Stock and 7,507 Performance Units.  For purposes of the equity grants, the Common Stock was valued at $13.32 per share, which was the closing market price of the Common Stock on January 21, 2015.  The Performance Units are earned at the rate of 10% per quarter commencing with the quarter ending March 31, 2016 and concluding with the quarter ending June 30, 2018.  The Grantee must continue to serve as an executive officer of the Company as of the end of each such quarter, and the performance objectives (as defined) must have been achieved, in order to receive the number of Performance Units that may be earned on that date.  When earned, each Performance Unit shall be settled by the issuance of one share of the Company’s Common Stock, at which time the Performance Unit shall be cancelled.  The Performance Units contain dividend equivalent rights which entitle the Participants to receive distributions declared by the Company on Common Stock.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2014.

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

In general, dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the tax periods ended December 31, 2014 and 2013 all income distributed in the form of dividends declared is considered characterized as ordinary income.

The Company has elected to treat approximately $0.4 million of the January 2015 dividend and approximately $0.1 million of the January 2014 dividend as having been paid with respect to 2014 and 2013, respectively in order to reduce REIT taxable income to zero for each of those years.  Accordingly, no income tax provision was recorded for 2014 and 2013.

As of December 31, 2014, Orchid had approximately $3.7 million of capital loss carryforwards that can be utilized to offset future capital gains.

NOTE 10.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock that were outstanding during the year ended December 31, 2014. The basic and diluted per share computations include these unvested shares of restricted common stock if there is income available to Common Stock, as they have dividend participation rights. The shares of restricted common stock have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock are not included in the basic and diluted EPS computations when no income is available to Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2014, 2013 and 2012.

(in thousands, except per-share information)
	2014	2013	2012
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income (loss) - Basic and diluted	$24,519	$(698)	$534
Weighted average common shares:
Common shares outstanding at the balance sheet date	16,700	3,342	154
Common shares to be distributed as a stock dividend	-	-	828
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	24	-	-
Effect of weighting	(6,834)	(330)	-
Weighted average shares-basic and diluted	9,890	3,012	982
Income (loss) per common share:
Basic and diluted	$2.48	$(0.23)	$0.54

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed as the dividend were issued to Bimini on February 20, 2013, immediately prior to Orchid’s IPO.  For the years ended December 31, 2013 and 2012, the 827,555 shares distributed as a stock dividend were treated as if outstanding for the entire period, as Bimini was the sole stockholder during the entire period prior to Orchid’s IPO.

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

RMBS, interest rate swaptions and Eurodollar futures contracts were recorded at fair value on a recurring basis during the years ended December 31, 2014, 2013 and 2012. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Mortgage-backed securities	$1,549,171	$-	$1,549,171	$-
Eurodollar futures contracts	5,174	5,174	-	-
Payer swaptions	1,217	-	1,217	-
December 31, 2013
Mortgage-backed securities	$351,223	$-	$351,223	$-
Eurodollar futures contracts	2,446	2,446	-	-

During the years ended December 31, 2014, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 12. RELATED PARTY TRANSACTIONS

Management Agreement

The Company entered into a management agreement with Bimini, which provided for an initial term through December 31, 2011 with automatic one-year extension options. The agreement was extended under the option to December 31, 2013, but was terminated at the completion of the Company’s IPO on February 20, 2013.  At the completion of the IPO, the Company entered into a management agreement with the Manager, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the management agreement, the Manager will be responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

The Company is obligated to reimburse the Manager for any direct expenses incurred on its behalf.  In addition, the Manager began allocating to the Company it’s pro rata portion of certain overhead costs set forth in the management agreement commencing with the calendar quarter beginning July 1, 2014.  Should the Company terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

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

Total expenses recorded during the years ended December 31, 2014, 2013 and 2012 for the management fee and costs incurred was approximately $2,404,000, $679,000 and $335,000, respectively.  At December 31, 2014 and 2013, the net amount due to affiliates was approximately $330,000 and $82,000, respectively.

Payment of Certain Offering Expenses

The Manager has paid, or has reimbursed Orchid, for all offering expenses in connection with the Company’s IPO.  During the years ended December 31, 2013 and 2012 these expenses were approximately $3.0 million and $0.2 million, respectively.  In addition, during the year ended December 31, 2012, Bimini Advisors paid certain expenses totaling approximately $0.8 million on behalf of the Company associated with a failed merger attempt.  The Company has no obligation or intent to reimburse Bimini Advisors, either directly or indirectly, for the offering costs or attempted merger costs, therefore they are not included in the Company's financial statements.

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

NOTE 13.   QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2014 and 2013.

(in thousands, except per share information)
	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest income	$3,783	$6,589	$9,286	$12,146
Interest expense	(411)	(676)	(818)	(1,126)
Net interest income	3,372	5,913	8,468	11,020
Gains (losses)	758	5,837	(307)	(6,054)
Net portfolio income	4,130	11,750	8,161	4,966

Expenses:
Management fees	303	430	543	737
Other expenses	232	685	850	708
Total expenses	535	1,115	1,393	1,445

Net income	$3,595	10,635	$6,768	$3,521

Basic and diluted net income per share	$0.71	1.17	$0.63	$0.24

Weighted Average Shares Outstanding	5,094	9,078	10,710	14,565

Dividends declared per share	$0.54	$0.54	$0.54	$0.54

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Interest income	$1,413	$2,429	$2,551	$2,806
Interest expense	(201)	(322)	(294)	(309)
Net interest income	1,212	2,107	2,257	2,497
Losses	(414)	(3,202)	(2,853)	(634)
Net portfolio income (loss)	798	(1,095)	(596)	1,863

Expenses:
Management fees	125	185	180	174
Other expenses	273	266	221	244
Total expenses	398	451	401	418

Net income (loss)	$400	$(1,546)	$(997)	$1,445

Basic and diluted net income (loss) per share	$0.20	$(0.46)	$(0.30)	$0.43

Weighted Average Shares Outstanding	$2,004	$3,342	$3,342	$3,342

Dividends declared per share	$0.135	$0.405	$0.405	$0.450

Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year.  The sum of the four quarters’ EPS may not equal the full year EPS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in its periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used criteria set forth Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2014.

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

       The following information is filed as part of this Form 10-K:

b.	Financial Statement Schedules.

Not applicable.

c.	Exhibits.

Exhibit No.	Description
1.1
Equity Distribution Agreement, dated June 17, 2014, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and Mitsubishi UFJ Securities (USA), Inc. (filed as Exhibit 1.1 to Form 8-K filed on June 17, 2014 and incorporated herein by reference)

1.2
Equity Distribution Agreement, dated September 3, 2014, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and Mitsubishi UFJ Securities (USA), Inc. (filed as Exhibit 1.1 to Form 8-K filed on September 3, 2014 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.4
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.6
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.7
Performance Unit Award Agreement by Orchid Island Capital, Inc. to G. Hunter Haas, IV dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

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

Orchid Island Capital, Inc.
Registrant

Date: February 24, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 24, 2015	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 24, 2015
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ G. Hunter Haas, IV	Chief Financial Officer, Chief	February 24, 2015
G. Hunter Haas, IV	Investment Officer, and Director
(Principal Financial Officer)

/s/ Jerry Sintes	Treasurer	February 24, 2015
Jerry Sintes	(Principal Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 24, 2015
W Coleman Bitting

/s/ John B Van Heuvelen	Independent Director	February 24, 2015
John B. Van Heuvelen

/s/ Frank P. Filipps	Independent Director	February 24, 2015
Frank P. Filipps

/s/ Ava L. Parker	Independent Director	February 24, 2015
Ava L. Parker

INDEX TO EXHIBITS

Exhibit No.	Description
1.1
Equity Distribution Agreement, dated June 17, 2014, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and Mitsubishi UFJ Securities (USA), Inc. (filed as Exhibit 1.1 to Form 8-K filed on June 17, 2014 and incorporated herein by reference)

1.2
Equity Distribution Agreement, dated September 3, 2014, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and Mitsubishi UFJ Securities (USA), Inc. (filed as Exhibit 1.1 to Form 8-K filed on September 3, 2014 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.4
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.6
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.7
Performance Unit Award Agreement by Orchid Island Capital, Inc. to G. Hunter Haas, IV dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

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