Form 10-K/A
period 2014-12-31
Orchid Island Capital, Inc.
filed 2015-02-26
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares outstanding at February 26, 2015: 16,727,811

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2015 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
		Page
EXPLANATORY NOTE		1
	PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	2

EXPLANATORY NOTE

    On February 24, 2015, Orchid Island Capital, Inc. (the “Company”) filed its annual report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”). The sole purpose of this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is to correct the previously filed Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1 of the 2014 Form 10-K, which inadvertently misstated the date as February 25, 2015. The correct date of the Consent of Independent Registered Public Accounting Firm is February 24, 2015.

Except as described above, no changes have been made to the 2014 Form 10-K, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the 2014 Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to February 24, 2015. Accordingly, this Amendment No. 1 should be read in conjunction with the 2014 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits hereto.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.
Financial Statements. The financial statements of the Company, together with the report of Independent Registered Public Accounting Firm thereon, are set forth in Part II-Item 8 of the Form 10-K filed with the U.S. Securities and Exchange Commission on February 24, 2015 (the “Form 10-K”) and are incorporated herein by reference.

       The following information was filed as part of the Form 10-K:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

b.	Financial Statement Schedules.

Not applicable.

c.	Exhibits.

Exhibit No.	Description
1.1
Equity Distribution Agreement, dated June 17, 2014, by and between the Company, Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and Mitsubishi UFJ Securities (USA), Inc. (filed as Exhibit 1.1 to Form 8-K filed on June 17, 2014 and incorporated herein by reference)

1.2
Equity Distribution Agreement, dated September 3, 2014, by and between the Company, Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and Mitsubishi UFJ Securities (USA), Inc. (filed as Exhibit 1.1 to Form 8-K filed on September 3, 2014 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.4
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.6
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.7
Performance Unit Award Agreement by Orchid Island Capital, Inc. to G. Hunter Haas, IV dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

*          Represents a management contract or compensatory plan or arrangement.
**          Filed herewith.
***          Furnished herewith.
****	Submitted as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 24, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.

Date: February 26, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 26, 2015	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 26, 2015
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ G. Hunter Haas, IV	Chief Financial Officer, Chief	February 26, 2015
G. Hunter Haas, IV	Investment Officer, and Director
(Principal Financial Officer)

/s/ Jerry Sintes	Treasurer	February 26, 2015
Jerry Sintes	(Principal Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 26, 2015
W Coleman Bitting

/s/ John B. Van Heuvelen	Independent Director	February 26, 2015
John B. Van Heuvelen

/s/ Frank P. Filipps	Independent Director	February 26, 2015
Frank P. Filipps

/s/ Ava L. Parker	Independent Director	February 26, 2015
Ava L. Parker

INDEX TO EXHIBITS

Exhibit No.	Description
1.1
Equity Distribution Agreement, dated June 17, 2014, by and between the Company, Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and Mitsubishi UFJ Securities (USA), Inc. (filed as Exhibit 1.1 to Form 8-K filed on June 17, 2014 and incorporated herein by reference)

1.2
Equity Distribution Agreement, dated September 3, 2014, by and between the Company, Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and Mitsubishi UFJ Securities (USA), Inc. (filed as Exhibit 1.1 to Form 8-K filed on September 3, 2014 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.4
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.6
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.7
Performance Unit Award Agreement by Orchid Island Capital, Inc. to G. Hunter Haas, IV dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

*          Represents a management contract or compensatory plan or arrangement.
**          Filed herewith.
***          Furnished herewith.
****	Submitted as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 24, 2015.