Form 10-Q
period 2015-03-31
Orchid Island Capital, Inc.
filed 2015-04-28
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares outstanding at April 28, 2015: 18,329,179

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$1,546,952	$1,517,304
Unpledged	129,669	31,867
Total mortgage-backed securities	1,676,621	1,549,171
Cash and cash equivalents	78,105	93,137
Restricted cash	8,263	7,790
Accrued interest receivable	6,883	6,211
Derivative assets, at fair value	218	1,217
Other assets	725	282
Total Assets	$1,770,815	$1,657,808

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$1,459,490	$1,436,651
Payable for unsettled securities purchased	79,186	-
Accrued interest payable	368	628
Due to affiliates	386	330
Other liabilities	639	2,121
Total Liabilities	1,540,069	1,439,730

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 17,924,383 shares issued and outstanding as of March 31, 2015 and 16,699,656 shares issued
and outstanding as of December 31, 2014	179	167
Additional paid-in capital	230,567	217,419
Retained earnings	-	492
Total Stockholders' Equity	230,746	218,078
Total Liabilities and Stockholders' Equity	$1,770,815	$1,657,808

See Notes to Financial Statements
ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014
($ in thousands, except per share data)

	2015	2014
Interest income	$14,614	$3,783
Interest expense	(1,296)	(411)
Net interest income	13,318	3,372
Realized (losses) gains on mortgage-backed securities	(32)	911
Unrealized gains on mortgage-backed securities	6,320	1,540
Losses on derivative instruments	(12,351)	(1,693)
Net portfolio income	7,255	4,130

Expenses:
Management fees	855	303
Accrued incentive compensation	165	-
Directors' fees and liability insurance	248	84
Audit, legal and other professional fees	160	73
Direct REIT operating expenses	42	45
Other administrative	276	30
Total expenses	1,746	535

Net income	$5,509	$3,595

Basic and diluted net income per share	$0.33	$0.71

Weighted Average Shares Outstanding	16,846,950	5,093,554

Dividends declared per common share	$0.54	$0.54
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2015
($ in thousands, except per share data)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balances, January 1, 2015	$167	$217,419	$492	$218,078
Net income	-	-	5,509	5,509
Cash dividends declared, $0.54 per share	-	(3,238)	(6,001)	(9,239)
Issuance of common stock pursuant to public offerings	12	16,163	-	16,175
Issuance of common stock pursuant to equity
compensation plan	-	189	-	189
Amortization of equity compensation	-	34	-	34
Balances, March 31, 2015	$179	$230,567	$-	$230,746
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014
($ in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,509	$3,595
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	223	-
Realized and unrealized gains on mortgage-backed securities	(6,288)	(2,451)
Realized and unrealized losses on interest rate swaptions	1,091	156
Realized and unrealized gains on forward settling to-be-announced securities	(57)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(565)	(1,316)
Other assets	(444)	(115)
Accrued interest payable	(260)	25
Other liabilities	(1,690)	145
Due to affiliates	56	50
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,425)	89

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(125,348)	(506,249)
Sales	40,255	141,297
Principal repayments	43,011	10,373
Increase in restricted cash	(473)	(1,650)
Payment on net settlement of to-be-announced securities	(35)	-
Purchase of interest rate swaptions, net of margin cash received	207	(200)
NET CASH USED IN INVESTING ACTIVITIES	(42,383)	(356,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	3,251,722	1,669,242
Principal payments on repurchase agreements	(3,228,882)	(1,336,553)
Cash dividends	(9,239)	(3,450)
Proceeds from issuance of common stock, net of issuance costs	16,175	62,499
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,776	391,738

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,032)	35,398
CASH AND CASH EQUIVALENTS, beginning of the period	93,137	8,169
CASH AND CASH EQUIVALENTS, end of the period	$78,105	$43,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,556	$386

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$79,186	$39,503
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2015

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

Orchid completed a secondary offering of 1,800,000 common shares on January 23, 2014.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The aggregate net proceeds to Orchid were approximately $24.2 million which were invested in residential mortgage-backed securities (“RMBS”) that are issued and the principal and interest of which are guaranteed by a federally chartered corporation or agency (“Agency RMBS”) on a leveraged basis.

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

On September 3, 2014, Orchid entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  The Company issued a total of 5,087,646 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $69.1 million, net of commissions and fees, prior to its termination.

On March 2, 2015, Orchid entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through March 31, 2015, the Company issued a total of 1,196,572 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $16.0 million, net of commissions and fees. After March 31, 2015, the Company issued an additional 393,892 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $5.1 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS, Eurodollar futures contracts, to-be-announced (“TBA”) securities, as discussed below, and interest rate swaptions.

Statement of Comprehensive Income (Loss)

In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income is the same as net income for the periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2015, restricted cash consisted of $6,078,000 of cash held by a broker as margin on Eurodollar futures contracts and $2,185,000 of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2014 restricted cash consisted of approximately $5,174,000 of cash held by a broker as margin on Eurodollar futures contracts and $2,616,000  of cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2015, the Company’s cash deposits exceeded federally insured limits by approximately $78.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity). However, the Company has elected to account for its investment in RMBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note and Eurodollar futures contracts and options to enter in interest rate swaps (“interest rate swaptions”), but may enter into other derivatives in the future.

The Company purchases a portion of its Agency RMBS through delayed delivery transactions (forward purchase commitments), including TBA securities.  At times when market conditions are conducive, the Company may choose to move the settlement of these TBA securities out to a later date by entering into an offsetting short position, which is then net settled for cash, and simultaneously entering into a substantially similar TBA securities trade for a later settlement date.  Such a set of transactions is referred to as a TBA “dollar roll” transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to us for foregoing net interest margin and is referred to as TBA “dollar roll income.”  Specified pools of mortgage loans can also be the subject of a dollar roll transaction, when market conditions allow.

The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception and throughout the term of the TBA security that it will take physical delivery of the Agency RMBS upon settlement of the trade. The Company accounts for TBA dollar roll transactions as a series of derivative transactions. Gains, losses and dollar roll income associated with TBA securities and dollar roll transactions are reported in gain (loss) on derivative instruments in the accompanying statements of operations.  The fair value of TBA securities is estimated based on similar methods used to value RMBS securities.

The Company has elected to not treat any of its derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of its portfolio assets under the fair value option election. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar and T-Note futures contracts, interest rate swaptions and TBA securities are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of March 31, 2015 and December 31, 2014 due to the short-term nature of these financial instruments.

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

Manager Compensation

The Company is externally managed by Bimini Advisors, LLC (“the Manager” or “Bimini Advisors”), a Maryland limited liability company and wholly-owned subsidiary of Bimini. The Company’s management agreement with the Manager provides for payment to the Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 12 for the terms of the management agreement.

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

Income Taxes

Orchid has qualified and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions.  The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015.  The ASU is not expected to materially impact the Company’s financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of March 31, 2015 and December 31, 2014:

(in thousands)
	March 31, 2015	December 31, 2014
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$69,619	$70,400
Adjustable-rate Mortgages	3,755	3,794
Fixed-rate Mortgages	1,522,833	1,412,593
Total Pass-Through Certificates	1,596,207	1,486,787
Structured RMBS Certificates:
Interest-Only Securities	65,232	46,611
Inverse Interest-Only Securities	15,182	15,773
Total Structured RMBS Certificates	80,414	62,384
Total	$1,676,621	$1,549,171

The following table summarizes the Company’s RMBS portfolio as of March 31, 2015 and December 31, 2014, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2015	December 31, 2014
Greater than five years and less than ten years	$766	$967
Greater than or equal to ten years	1,675,855	1,548,204
Total	$1,676,621	$1,549,171

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At March 31, 2015 and December 31, 2014, the Company had unpledged securities totaling $129.7 million and $31.9 million, respectively.  The unpledged balance at March 31, 2015 includes unsettled security purchases with a fair value of approximately $79.3 million that will be pledged as collateral under repurchase agreements on their settlement dates in April 2015.

NOTE 3.   REPURCHASE AGREEMENTS

As of March 31, 2015, the Company had outstanding repurchase obligations of approximately $1,459.5 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,552.7 million and cash pledged to counterparties of approximately $2.2 million.  As of December 31, 2014, the Company had outstanding repurchase obligations of approximately $1,436.7 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,522.9 million and cash pledged to counterparties of approximately $2.6 million.

As of March 31, 2015 and December 31, 2014, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2015
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,297,828	$254,907	$-	$1,552,735
Repurchase agreement liabilities associated with
these securities	$-	$1,222,961	$236,529	$-	$1,459,490
Net weighted average borrowing rate	-	0.36%	0.38%	-	0.36%
December 31, 2014
Fair market value of securities pledged, including
accrued interest receivable	$-	$984,823	$534,238	$3,844.00	$1,522,905
Repurchase agreement liabilities associated with
these securities	$-	$929,831	$502,947	$3,873.00	$1,436,651
Net weighted average borrowing rate	-	0.36%	0.37%	0.38%	0.36%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2015, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $92.7 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at March 31, 2015 and December 31, 2014.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivatives and other hedging contracts.  To date, we have entered into Eurodollar and T-Note futures contracts and interest rate swaptions, but may enter into other contracts in the future.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

In addition, the Company utilizes TBA securities as a means of investing in and financing Agency RMBS or as a means of reducing its exposure to Agency RMBS, and not as a hedge. The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception and throughout the term of the TBA securities that it will take physical delivery of the Agency RMBS upon settlement of the trade.

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of March 31, 2015 and December 31, 2014.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2015	December 31, 2014
Assets
Eurodollar futures - Margin posted to counterparty	Restricted cash	$6,078	$5,174
Payer swaptions	Derivative assets, at fair value	126	1,217
TBA securities	Derivative assets, at fair value	92	-
		$6,296	$6,391
Liability
Payer swaptions - Margin posted by counterparty	Other liabilities	$(207)	$(1,364)

The tables below present information related to the Company’s Eurodollar futures positions at March 31, 2015 and December 31, 2014.

($ in thousands)
	March 31, 2015			December 31, 2014
		Average			Average
	Weighted	Contract		Weighted	Contract
	Average	Notional	Open	Average	Notional	Open
Expiration Year	LIBOR Rate	Amount	Equity(1)	LIBOR Rate	Amount	Equity(1)
2015	0.51%	$800,000	$(1,791)	0.63%	$650,000	$(1,039)
2016	1.13%	900,000	(3,435)	1.54%	800,000	139
2017	1.74%	825,000	(4,976)	2.23%	800,000	(1,041)
2018	2.09%	800,000	(5,061)	2.54%	800,000	(2,361)
Total / Weighted Average	1.37%	$835,714	$(15,263)	1.73%	$760,000	$(4,302)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The table below presents information related to the Company’s interest rate swaption positions at March 31, 2015.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
March 31, 2015
≤ 1 year	$5,350	$126	3	$375,000	2.79%	3 Month	7.3
December 31, 2014
≤ 1 year	$5,350	$1,217	6	$375,000	2.79%	3 Month	7.3

The following table summarizes our contracts to purchase and sell TBA securities as of March 31, 2015.

($ in thousands)
				Net
	Notional	Cost	Market	Carrying
	Amount(1)	Basis(2)	Value(3)	Value(4)
Open purchase trade	$75,000	$81,722	$81,730	$8
Open sale trade	(75,000)	(81,930)	(81,950)	(20)
Unsettled offsetting purchases and sales trades	-	-	104	104
	$-	$(208)	$(116)	$92

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets, at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2015 and 2014.

(in thousands)
	Three Months Ended March 31,
	2015	2014
Eurodollar futures contracts (short positions)	$(11,317)	$(1,537)
Payer swaptions	(1,091)	(156)
Net TBA securities	57	-
	$(12,351)	$(1,693)

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2015 and December 31, 2014.

(in thousands)
Offsetting of Assets
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2015
Derivative assets - Payer swaptions	$126	$-	$126	$-	$(126)	$-
December 31, 2014
Derivative asset - Payer swaption	$1,217	$-	$1,217	$-	$(1,217)	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2015
Repurchase Agreements	$1,459,490	$-	$1,459,490	$(1,457,305)	$(2,185)	$-
December 31, 2014
Repurchase Agreements	$1,436,651	$-	$1,436,651	$(1,434,035)	$(2,616)	$-

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

NOTE 6.  CAPITAL STOCK

Common Stock Issuances

During 2015 and 2014, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2015
At the Market Offering Program(3)	First Quarter	$13.66	1,210,487	$16,175
At the Market Offering Program(3)	Second Quarter	13.25	363,892	5,114
			1,574,379	$21,289
2014
Secondary Offering	First Quarter	$12.50	2,070,000	$24,174
Secondary Offering(4)	First Quarter	12.55	3,680,000	43,989
At the Market Offering Program(3)	Second Quarter	13.14	537,499	6,914
At the Market Offering Program(3)	Third Quarter	13.99	3,389,441	46,372
At the Market Offering Program(3)	Fourth Quarter	13.87	3,675,207	49,846
			13,352,147	$171,295

(1)	Weighted average price received per share is gross of underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)
The Company has entered into three equity distribution agreements, two of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company’s common stock in at the market and privately negotiated transactions from time to time.  The net proceeds and shares issued in the second quarter of 2015 under this program are not reflected in the Company’s financial statements as of March 31, 2015.  As of March 31, 2015, shares with a value of $83.6 million remain available for issuance under the March 2015 Equity Distribution Agreement.

(4)	Includes net proceeds received of $5.7 million and 480,000 shares issued to the underwriters in April 2014 pursuant to the exercise of their overallotment option related to the March 2014 offering.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock during 2015 and 2014.

(in thousands, except per share amount)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2015
April 9, 2015(1)	April 27, 2015	April 30, 2015	$0.18	$3,303
March 10, 2015	March 27, 2015	March 31, 2015	0.18	3,205
February 10, 2015	February 25, 2015	February 27, 2015	0.18	3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.18	3,017
Totals			$0.72	$12,542
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2014
December 9, 2014	December 26, 2014	December 30, 2014	$0.18	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.18	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.18	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.18	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.18	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.18	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.18	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.18	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.18	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.18	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.18	974
January 9, 2014	January 27, 2014	January 31, 2014	0.18	925
Totals			$2.16	$22,643

(1)	The effect of the dividend declared in April 2015 is not reflected in the Company’s financial statements as of March 31, 2015.

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

Restricted Stock Awards

On April 25, 2014, the Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors will have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.

The table below presents information related to the Company’s restricted common stock at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Unvested restricted common shares outstanding	24,000	24,000
Weighted average grant date value	$12.23	$12.23
Intrinsic value	$318,000	$313,000
Unrecognized compensation expense	$204,000	$228,000
Weighted-average remaining vesting term (in years)	2.0	2.3

Compensation expense recognized during the three months ended March 31, 2015 related to these restricted shares was $24,000.

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers and directors. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2015.

Fully vested shares granted	21,715
Weighted average grant date value	$13.28
Compensation expense related to fully vested common share awards	$-	(1)

(1)
The fully vested shares presented in the table above were granted in January 2015 with respect to service performed during 2014.  Approximately $250,000 of compensation expense related to these share awards were accrued and recognized in 2014.

Performance Units

The Company issues performance units under the Incentive Plan to certain executive officers.  “Performance Units” vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company’s Common Stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights which entitle the Participants to receive distributions declared by the Company on Common Stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer for the Company.  Compensation expense for the Performance Units are recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the three months ended March 31, 2015.

Performance units granted during the period	7,508
Weighted average grant date value	$13.32
Compensation expense related to performance units	$10,000
Intrinsic value, at period end	$99,000
Unrecognized compensation expense, at period end	$90,000
Weighted average remaining vesting term (in years), at period end.	2.1

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2015.

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

NOTE 10.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the three months ended March 31, 2015. The basic and diluted per share computations include these unvested shares of restricted common stock if there is income available to Common Stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2015 and 2014.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2015	2014
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income - Basic and diluted	$5,509	$3,595
Weighted average common shares:
Common shares outstanding at the balance sheet date	17,924	8,612
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	32	-
Effect of weighting	(1,109)	(3,518)
Weighted average shares-basic and diluted	16,847	5,094
Income per common share:
Basic and diluted	$0.33	$0.71

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

The Company’s RMBS, interest rate swaptions and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in RMBS, interest rate swaptions and TBA securities determined by either an independent third-party or do so internally.

RMBS, interest rate swaptions, TBA securities and Eurodollar futures contracts were recorded at fair value on a recurring basis during the three months ended March 31, 2015 and 2014. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Mortgage-backed securities	$1,676,621	$-	$1,676,621	$-
Eurodollar futures contracts	6,078	6,078	-	-
Payer swaptions	126	-	126	-
TBA securities	92	-	92	-
December 31, 2014
Mortgage-backed securities	$1,549,171	$-	$1,549,171	$-
Eurodollar futures contracts	5,174	5,174	-	-
Payer swaptions	1,217	-	1,217	-

During the three months ended March 31, 2015 and 2014, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 12. RELATED PARTY TRANSACTIONS

Management Agreement

At the completion of its IPO, the Company entered into a management agreement with Bimini Advisors (the “Manager”), which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the management agreement, Bimini Advisors is responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors receives a monthly management fee in the amount of:
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

Total expenses recorded during the three months ended March 31, 2015 and 2014 for the management fee and costs incurred were approximately $1,095,000 and $303,000, respectively.

At March 31, 2015 and December 31, 2014, the net amount due to affiliates was approximately $386,000 and $330,000, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS (“PT RMBS”) and (ii) structured Agency RMBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013.  We are externally managed by Bimini Advisors, a registered investment adviser with the Securities and Exchange Commission (the “SEC”).

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

We operate so as to qualify to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  We generally will not be subject to U.S. federal income tax to the extent that we currently distribute all of our REIT taxable income to our stockholders and maintain our REIT qualification.

On October 3, 2014, we received approval to list our common stock on the New York Stock Exchange (“NYSE”). The Company’s common stock began trading on the NYSE at the commencement of trading on October 8, 2014 under the symbol “ORC”.

Capital Raising Activities

We completed secondary offerings in January and March 2014, raising aggregate net proceeds of approximately $68.2 million from the sale of 5,750,000 shares of our common stock inclusive of the $5.7 million of net proceeds received from the exercise of the underwriters’ overallotment option granted in the March 2014 offering, which closed in April 2014.

On June 17, 2014, we entered into an equity distribution agreement (the “June 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the we could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  We issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees, prior to its termination.

On September 3, 2014, we entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  We issued a total of 5,087,646 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $69.1 million, net of commissions and fees, prior to its termination.

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through March 31, 2015, we issued a total of 1,196,572 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $16.0 million, net of commissions and fees.  After March 31, 2015, we issued an additional 393,892 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $5.1 million, net of commissions and fees.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:
  interest rate trends;
  the difference between Agency RMBS yields and our funding and hedging costs;
  competition for investments in Agency RMBS;
  recent actions taken by the Federal Reserve and the U.S. Treasury;
  prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates; and
  other market developments.
    In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:
  our degree of leverage;
  our access to funding and borrowing capacity;
  our borrowing costs;
  our hedging activities;
  the market value of our investments; and
  the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.
Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2015, as compared to the Company’s results of operations for the three months ended March 31, 2014.

Net Income Summary

Net income for the three months ended March 31, 2015 was $5.5 million, or $0.33 per share. Net income for the three months ended March 31, 2014 was $3.6 million, or $0.71 per share. The components of net income for the three months ended March 31, 2015 and 2014, along with the changes in those components are presented in the table below:

(in thousands)
	2015	2014	Change
Interest income	$14,614	$3,783	$10,831
Interest expense	(1,296)	(411)	(885)
Net interest income	13,318	3,372	9,946
(Losses) gains on RMBS and derivative contracts	(6,063)	758	(6,821)
Net portfolio income	7,255	4,130	3,125
Expenses	(1,746)	(535)	(1,211)
Net income	$5,509	$3,595	$1,914

GAAP and Non-GAAP Reconciliations

Economic Interest Expense and Economic Net Interest Income

To date, the Company has used derivatives, specifically Eurodollar futures contracts and interest rate swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. Each interest rate futures contract covers a specific period, but the Company typically has many contracts in place at any point in time—usually covering several years in the aggregate.   We currently have interest rate swaption agreements in place, giving us the option to enter into swaps covering future periods.  During 2015, we entered into forward settling TBA securities that meet the definition of a derivative under GAAP.  We have not entered into these TBA securities as a hedge of our interest rate risk.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of March 31, 2015, the Company had Eurodollar futures contracts in place through 2018, and interest rate swaption agreements in place covering periods beginning in 2015 through 2025.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

However, because the Company has not elected hedging treatment under ASC 815, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the three months ended March 31, 2015 and each quarter during 2014.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2015	$(12,351)	$57	$(306)	$(12,102)
December 31, 2014	(9,562)	-	(145)	$(9,417)
September 30, 2014	3,058	-	(25)	$3,083
June 30, 2014	(5,728)	-	(3)	$(5,725)
March 31, 2014	(1,693)	-	(30)	$(1,663)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2015	$14,614	$1,296	$(306)	$1,602	$13,318	$13,012
December 31, 2014	12,146	1,126	(145)	1,271	11,020	10,875
September 30, 2014	9,286	818	(25)	843	8,468	8,443
June 30, 2014	6,589	676	(3)	679	5,913	5,910
March 31, 2014	3,783	411	(30)	441	3,372	3,342

(1)	Reflects the effect of derivative instrument hedges for only the period presented.

(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.

(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the three months ended March 31, 2015, we generated $13.3 million of net interest income, consisting of $14.6 million of interest income from RMBS assets offset by $1.3 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2014, we generated $3.4 million of net interest income, consisting of $3.8 million of interest income from RMBS assets offset by $0.4 million of interest expense on repurchase liabilities.   The $10.8 million increase in interest income and $0.9 million increase in interest expense for the three months ended March 31, 2015 primarily reflects the deployment of the proceeds from our capital raising activities into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on repurchase liabilities for the three months ended March 31, 2015 and 2014 was $1.6 million and $0.4 million, respectively, resulting in $13.0 million and $3.3 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2015	$1,612,896	$14,614	3.62%	$1,448,071	$1,296	$1,602	0.36%	0.44%
December 31, 2014	1,362,352	12,146	3.57%	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,025,768	9,286	3.62%	1,019,839	818	843	0.32%	0.33%
June 30, 2014	811,881	6,589	3.25%	717,474	676	679	0.38%	0.38%
March 31, 2014	549,490	3,783	2.75%	484,902	411	441	0.34%	0.36%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2015	$13,318	$13,011	3.26%	3.18%
December 31, 2014	11,020	10,875	3.24%	3.19%
September 30, 2014	8,468	8,443	3.30%	3.29%
June 30, 2014	5,913	5,910	2.87%	2.87%
March 31, 2014	3,372	3,342	2.41%	2.39%

(1)
Portfolio yields and costs of borrowings presented in the tables above, the table below and the tables on page 26 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 26 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and effect of derivative instruments hedges attributed to the period divided by Average RMBS.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS.

Interest Income and Average Asset Yield

Our interest income for the three months ended March 31, 2015 and 2014 was $14.6 million and $3.8 million, respectively.  We had average RMBS holdings of $1,612.9 million and $549.5 million for the three months ended March 31, 2015 and 2014, respectively.  The yield on our portfolio was 3.62% and 2.75% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, there was a $10.8 million increase in interest income due to a $1,063.4 million increase in average RMBS, combined with a 87 basis point increase in the yield on average RMBS.  The increase in average RMBS during the three months ended March 31, 2015 reflects the deployment of the proceeds of our capital raising activities on, a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”) for each quarter in 2015 and 2014.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
March 31, 2015	$1,541,497	$71,399	$1,612,896	$14,629	$(15)	$14,614	3.80%	(0.09)%	3.62%
December 31, 2014	1,298,967	63,385	1,362,352	12,761	(615)	12,146	3.93%	(3.88)%	3.57%
September 30, 2014	969,034	56,734	1,025,768	9,482	(196)	9,286	3.91%	(1.39)%	3.62%
June 30, 2014	764,199	47,682	811,881	7,674	(1,085)	6,589	4.02%	(9.10)%	3.25%
March 31, 2014	514,226	35,264	549,490	4,402	(619)	3,783	3.42%	(7.02)%	2.75%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $1,448.1 million and $484.9 million and total interest expense of $1.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. Our average cost of funds was 0.36% and 0.34% for three months ended March 31, 2015 and 2014, respectively.  There was a 2 basis point increase in the average cost of funds and a $963.2 million increase in average outstanding repurchase agreements during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our capital raising activities.

Our economic interest expense was $1.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. There was a 8 basis point increase in the average economic cost of funds to 0.44% for the three months ended March 31, 2015 from 0.36% for the three months ended March 31, 2014.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 19 basis points above the average one-month LIBOR and 1 basis point above the average six-month LIBOR for the quarter ended March 31, 2015.  Our average economic cost of funds was 27 basis points above the average one-month LIBOR and 9 basis points above the average six-month LIBOR for the quarter ended March 31, 2015. The average term to maturity of the outstanding repurchase agreements was 22 days and 27 days at March 31, 2015 and December 31, 2014, respectively.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
March 31, 2015	$1,448,071	$1,296	$1,602	0.36%	0.44%
December 31, 2014	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,019,839	818	843	0.32%	0.33%
June 30, 2014	717,474	676	679	0.38%	0.38%
March 31, 2014	484,902	411	441	0.34%	0.36%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%
December 31, 2014	0.16%	0.34%	0.17%	(0.01)%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.23%	0.05%	0.23%	0.05%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2015 and 2014.

(in thousands)
	2015	2014	Change
Realized (losses) gains on sales of RMBS	$(32)	$911	$(943)
Unrealized gains on RMBS	6,320	1,540	4,780
Total gains on RMBS	6,288	2,451	3,837
Losses on interest rate futures	(11,317)	(1,537)	(9,780)
Losses on payer swaption	(1,091)	(156)	(935)
Gains on TBA securities	57	-	57

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2015 and 2014, we received proceeds of $40.3 million and $141.3 million, respectively, from the sales of RMBS.

The increase in sales volume reflects the repositioning of our portfolio following our two equity offerings in the first quarter of 2014, and our additional capital raising activities in 2014 and 2015.   The net realized and unrealized gains (losses) on RMBS for the three months ended March 31, 2015 and 2014 were the result of sales executed to replace securities which no longer offered attractive risk adjusted returns with those that did.  Losses on interest rate futures and swaptions are a result of higher / lower short and intermediate term rates, and the resulting impact on implied forward rates, during the three months ended March 31, 2015 and 2014. The table below presents historical interest rate data for each quarter end during 2015 and 2014.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
March 31, 2015	1.93%	3.04%	3.77%	0.27%
December 31, 2014	2.17%	3.13%	3.86%	0.25%
September 30, 2014	2.51%	3.31%	4.16%	0.23%
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $1.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.  The table below provides a breakdown of operating expenses for the three months ended March 31, 2015 and 2014.

(in thousands)
	2015	2014	Change
Management fees	$855	$303	$552
Accrued incentive compensation	165	-	165
Directors fees and liability insurance	248	84	164
Audit, legal and other professional fees	160	73	87
Other direct REIT operating expenses	42	45	(3)
Other expenses	276	30	246
Total expenses	$1,746	$535	$1,211

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

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2015, our RMBS portfolio consisted of $1,676.6 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.27%.  During the three months ended March 31, 2015, we received principal repayments of $43.0 million compared to $10.4 million for the three months ended March 31, 2014.  The average prepayment speeds for the quarters ended March 31, 2015 and 2014 were 9.7% and 9.1%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2015	8.1	14.6	9.7
December 31, 2014	4.0	14.9	7.8
September 30, 2014	8.1	18.8	12.5
June 30, 2014	4.1	15.9	8.1
March 31, 2014	4.2	14.9	9.1

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS mortgage related securities as of March 31, 2015 and December 31, 2014:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2015
Adjustable Rate RMBS	$3,755	0.2%	3.55%	233	1-Sep-35	2.31	10.05%	2.00%
Fixed Rate RMBS	1,522,833	90.8%	4.36%	313	1-Apr-45	NA	NA	NA
Hybrid Adjustable Rate RMBS	69,619	4.2%	2.54%	335	1-Aug-43	94.75	7.54%	2.00%
Total Mortgage-backed Pass-through	1,596,207	95.2%	4.27%	314	1-Apr-45	NA	NA	NA
Interest-Only Securities	65,232	3.9%	3.67%	256	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	15,182	0.9%	6.21%	305	25-Apr-41	NA	6.39%	NA
Total Structured RMBS	80,414	4.8%	4.15%	266	25-Apr-45	NA	NA	NA
Total Mortgage Assets	$1,676,621	100.0%	4.27%	312	25-Apr-45	NA	NA	NA
December 31, 2014
Adjustable Rate RMBS	$3,794	0.2%	3.55%	236	1-Sep-35	4.02	10.05%	2.00%
Fixed Rate RMBS	1,412,593	91.2%	4.37%	318	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate RMBS	70,400	4.6%	2.54%	338	1-Aug-43	97.75	7.54%	2.00%
Total Mortgage-backed Pass-through	1,486,787	96.0%	4.28%	319	1-Dec-44	NA	NA	NA
Interest-Only Securities	46,611	3.0%	3.95%	248	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	15,773	1.0%	6.23%	308	25-Apr-41	NA	6.39%	NA
Total Structured RMBS	62,384	4.0%	4.52%	263	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$1,549,171	100.0%	4.29%	317	1-Dec-44	NA	NA	NA

($ in thousands)
	March 31, 2015		December 31, 2014
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,330,629	79.36%	$1,243,923	80.30%
Freddie Mac	331,574	19.78%	296,203	19.12%
Ginnie Mae	14,418	0.86%	9,045	0.58%
Total Portfolio	$1,676,621	100.00%	$1,549,171	100.00%

	March 31, 2015	December 31, 2014
Weighted Average Pass-through Purchase Price	$107.92	$107.88
Weighted Average Structured Purchase Price	$13.07	$13.67
Weighted Average Pass-through Current Price	$109.23	$108.59
Weighted Average Structured Current Price	$12.54	$13.65
Effective Duration (1)	1.399	2.291

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 1.399 indicates that an interest rate increase of 1.0% would be expected to cause a 1.399% decrease in the value of the RMBS in the Company’s investment portfolio at March 31, 2015.  An effective duration of 2.291 indicates that an interest rate increase of 1.0% would be expected to cause a 2.291% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2014. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2015 and 2014.

($ in thousands)
	2015			2014
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$180,353	$108.54	2.18%	$521,468	$107.11	3.07%
Structured RMBS	24,075	11.14	(2.30)%	24,284	14.35	(4.70)%

Repurchase Agreements

As of March 31, 2015, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 16 of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2015, we had obligations outstanding under the repurchase agreements of approximately $1,459.5 million with a net weighted average borrowing cost of 0.36%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 2 to 85 days, with a weighted average remaining maturity of 22 days.  Securing the repurchase agreement obligations as of March 31, 2015 are RMBS with an estimated fair value, including accrued interest, of approximately $1,552.7 million and a weighted average maturity of 316 months, and cash pledged to counterparties of approximately $2.2 million.  In March 2015, the Company purchased assets with a fair value of approximately $79.3 million which settle in April 2015 that are expected to be funded by repurchase agreements.  Through April 28, 2015, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2015 with maturities through July 27, 2015.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2015 and 2014.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
March 31, 2015	$1,459,490	$1,448,071	$11,419	0.79%
December 31, 2014	1,436,651	1,346,314	90,337	6.71%
September 30, 2014	1,255,978	1,019,839	236,139	23.15	%(1)
June 30, 2014	783,701	717,474	66,227	9.23%
March 31, 2014	651,246	484,902	166,344	34.30	%(2)

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2014 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s share issuances under the at the market equity offerings.  During the quarter ended September 30, 2014, the Company’s investment in PT RMBS increased $284.2 million.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2015, haircuts on our pledged collateral remained stable and as of March 31, 2015, our weighted average haircut was approximately 5.4% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$1,459,490	$-	$-	$-	$1,459,490
Interest expense on repurchase agreements(1)	688	-	-	-	688
Unsettled securities purchased	79,186	-	-	-	79,186
Totals	$1,539,364	$-	$-	$-	$1,539,364

(1)	Interest expense on repurchase agreements is based on current interest rates as of March 31, 2015 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of March 31, 2015, we had cash and cash equivalents of $78.1 million.  We generated cash flows of $57.0 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $1,448.1 million during the three months ended March 31, 2015.

Stockholders’ Equity

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

On June 17, 2014, we entered into an equity distribution agreement (the “June 2014 Equity Distribution Agreement”) with two sales agents pursuant to which the we could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  We issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees, prior to its termination.

On September 3, 2014, we entered into a second equity distribution agreement (the “September 2014 Equity Distribution Agreement”) with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  We issued a total of 5,087,646 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $69.1 million, net of commissions and fees, prior to its termination.

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through March 31, 2015, we issued a total of 1,196,572 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $16.0 million, net of commissions and fees.  After March 31, 2015, we issued an additional 393,892 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $5.1 million, net of commissions and fees.

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

Fannie Mae and Freddie Mac reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (the “Johnson-Crapo Bill”), which is generally based on the Corker-Warner Bill.  However, this momentum was lost in the second quarter of 2014 when the Johnson-Crapo Bill was approved by the Senate Banking Committee, but failed to secure enough support to be considered by Congress.  The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach.  As the FHFA and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2015.  FHFA Chairman Mel Watt, during testimony before Congress in January of 2015, reiterated that the FHFA continues to work towards achieving these goals, although specific details about the eventual outcome were not provided. It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects would be.

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD) and James A. Himes (D-CT), each of whom is a member of the House Financial Services Committee.  The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee.  H.R. 1491 was assigned to a congressional committee on March 19, 2015.  Under the proposed program, all government guaranteed single-family and multi-family mortgage-backed securities would be supported by a minimum of 5% private sector capital, which would stand in a first loss position.  The remaining 95% of the risk would be shared between Ginnie Mae and a private reinsurer on a pari passu basis.

Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses will be spun out as separate entities.  Ginnie Mae would be required to create and implement a multifamily guarantee that utilizes private sector pricing consistent with the single family model.  The GSEs’ current multifamily businesses would continue to function within the multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer.  We expect debate and discussion on residential housing and mortgage reform to continue in 2015. However, we cannot be certain if H.R. 1491, or any housing- or mortgage-related bill will emerge from committee or be approved by Congress and, if so, what the effect will be.

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

On March 18, 2015, the FOMC concluded their two day meeting and issued a statement, followed by a press conference with Chair Yellen. As expected, the statement removed the word “patient” in their forward guidance language, implying the first rate hike was as soon as two meetings away, in June of 2015. However, the committee’s statement also implied the FOMC expected lower levels of growth, unemployment and inflation over the next two years.  The statement also acknowledged the Committee recognized the effect of the strong dollar on the economy.  Accordingly, the Committee’s dots, or projections for the Federal Funds target going forward, as expressed by the members, have moved lower from the last projections published in December of 2014. The market reacted to the news by pricing in future rate hikes further out in time and at a more gradual pace than was the case before the news and even below the projections of the Federal Reserve itself. The Federal Reserve statement went on to describe the pre-conditions they expected to see met before initiating rate hikes, so now the market can closely monitor economic developments to gauge the likely timing of rate hikes.

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

Summary

The relatively large spread between short and long-term interest rates has positively affected our net interest margin. However, if prepayment rates remain elevated or accelerate further they could negatively affect our net interest margin and the value of our assets. Furthermore, increases in the Federal Funds Rate and LIBOR could significant increase our financing costs, which could lower our net interest margin.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2014.

Capital Expenditures

At March 31, 2015, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements.

Dividends

In addition to other requirements, to qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends during 2015 and 2014.

(in thousands, except per share amounts)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2015
April 9, 2015	April 27, 2015	April 30, 2015	$0.180	$3,303
March 10, 2015	March 27, 2015	March 31, 2015	0.180	3,205
February 10, 2015	February 25, 2015	February 27, 2015	0.180	3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.180	3,017
Totals			$0.720	$12,542
2014
December 9, 2014	December 26, 2014	December 30, 2014	0.180	3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.180	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.180	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.180	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.180	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.180	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925
Totals			$2.160	$22,643

(1)	The effect of the dividend declared in April 2015 is not reflected in the Company’s financial statements as of March 31, 2015

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

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the RMBS that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability to borrow and the amount that we can borrow against these securities.

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are futures contracts and options to enter into interest rate swaps. These instruments are intended to serve as a hedge against future interest rate increases on our repurchase agreement borrowings.  Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS.  If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.  Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.  Hedging techniques are also limited by the rules relating to REIT qualification.  In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

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

The duration of our IO and IIO portfolios will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IOs may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low.  Prepayments affect the durations of IIOs similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) cause their price movements, and model duration, to be affected by changes in both prepayments and one month LIBOR, both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2015 and December 31, 2014, assuming rates instantaneously fall 100 basis points (“bps”), fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(3)(4)
As of March 31, 2015
-100 Basis Points	(0.96)%	(6.97)%
-50 Basis Points	(0.35)%	(2.54)%
+50 Basis Points	(0.00)%	(0.01)%
+100 Basis Points	(0.44)%	(3.16)%
As of December 31, 2014
-100 Basis Points	(0.79)%	(5.63)%
-50 Basis Points	(0.13)%	(0.89)%
+50 Basis Points	(0.30)%	(2.10)%
+100 Basis Points	(0.94)%	(6.64)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2015, we had unrestricted cash and cash equivalents of $78.1 million and unpledged securities of approximately $129.7 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

Extension Risk

The projected weighted average life and the duration (or interest rate sensitivity) of our investments is based on our Manager's assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use futures contracts and interest rate swaptions to help manage our funding cost on our investments in the event that interest rates rise. These hedging instruments allow us to reduce our funding exposure on the notional amount of the instrument for a specified period of time.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 24, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.

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

10.1
Equity Distribution Agreement, dated March 2, 2015, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co., Inc. and Mitsubishi UFJ Securities (USA), Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on March 2, 2015).

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

Orchid Island Capital, Inc.
Registrant

Date: April 28, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: April 28, 2015	By:	/s/ G. Hunter Haas, IV
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

10.1
Equity Distribution Agreement, dated March 2, 2015, by and between Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenburg Thalmann & Co., Inc. and Mitsubishi UFJ Securities (USA), Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed with the Securities Exchange Commission on March 2, 2015).

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