Form 10-Q
period 2015-06-30
Orchid Island Capital, Inc.
filed 2015-07-30
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares outstanding at July 30, 2015: 22,962,493

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$2,115,919	$1,517,304
Unpledged	58,952	31,867
Total mortgage-backed securities	2,174,871	1,549,171
Cash and cash equivalents	100,471	93,137
Restricted cash	23,060	7,790
Accrued interest receivable	8,663	6,211
Derivative assets, at fair value	65	1,217
Other assets	523	282
Total Assets	$2,307,653	$1,657,808

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,014,071	$1,436,651
Payable for unsettled security purchased	7,623	-
Accrued interest payable	599	628
Due to affiliates	456	330
Other liabilities	755	2,121
Total Liabilities	2,023,504	1,439,730

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 22,959,817 shares issued and outstanding as of June 30, 2015 and 16,699,656 shares issued
and outstanding as of December 31, 2014	230	167
Additional paid-in capital	283,919	217,419
Retained earnings	-	492
Total Stockholders' Equity	284,149	218,078
Total Liabilities and Stockholders' Equity	$2,307,653	$1,657,808
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2015 and 2014
($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Interest income	$31,367	$10,372	$16,753	$6,589
Interest expense	(2,863)	(1,087)	(1,567)	(676)
Net interest income	28,504	9,285	15,186	5,913
Realized (losses) gains on mortgage-backed securities	(1,923)	3,891	(1,891)	2,980
Unrealized (losses) gains on mortgage-backed securities	(7,003)	10,124	(13,324)	8,584
Losses on derivative instruments	(13,154)	(7,421)	(802)	(5,728)
Net portfolio income (loss)	6,424	15,879	(831)	11,749

Expenses:
Management fees	1,869	733	1,014	430
Accrued incentive compensation	322	225	157	225
Directors' fees and liability insurance	482	240	234	156
Audit, legal and other professional fees	333	245	173	172
Direct REIT operating expenses	88	88	46	44
Other administrative	653	118	377	87
Total expenses	3,747	1,649	2,001	1,114

Net income (loss)	$2,677	$14,230	$(2,832)	$10,635

Basic and diluted net income (loss) per share	$0.14	$2.01	$(0.14)	$1.17

Weighted Average Shares Outstanding	18,320,359	7,096,838	19,751,871	9,078,107

Dividends declared per common share	$1.08	$1.08	$0.54	$0.54
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2015
($ in thousands, except per share data)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balances, January 1, 2015	$167	$217,419	$492	$218,078
Net income	-	-	2,677	2,677
Cash dividends declared, $1.08 per share	-	(17,010)	(3,169)	(20,179)
Issuance of common stock pursuant to public offerings	63	83,212	-	83,275
Issuance of common stock pursuant to equity
compensation plan	-	227	-	227
Amortization of equity compensation	-	71	-	71
Balances, June 30, 2015	$230	$283,919	$-	$284,149
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2015 and 2014
($ in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,677	$14,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	298	55
Realized and unrealized losses (gains) on mortgage-backed securities	8,926	(14,015)
Realized and unrealized losses on interest rate swaptions	1,152	1,285
Realized and unrealized losses on forward settling to-be-announced securities	31	-
Changes in operating assets and liabilities:
Accrued interest receivable	(2,414)	(2,239)
Other assets	(234)	(337)
Accrued interest payable	(29)	217
Other liabilities	(209)	361
Due to affiliates	126	70
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,324	(373)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,139,704)	(951,473)
Sales	402,575	420,787
Principal repayments	110,081	26,749
Increase in restricted cash	(15,270)	(1,138)
Payment on net settlement of to-be-announced securities	(31)	-
Purchase of interest rate swaptions, net of margin cash received	(1,157)	(1,219)
NET CASH USED IN INVESTING ACTIVITIES	(643,506)	(506,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	7,458,153	3,179,550
Principal payments on repurchase agreements	(6,880,733)	(2,714,406)
Cash dividends	(20,179)	(8,439)
Proceeds from issuance of common stock, net of issuance costs	83,275	75,077
NET CASH PROVIDED BY FINANCING ACTIVITIES	640,516	531,782

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,334	25,115
CASH AND CASH EQUIVALENTS, beginning of the period	93,137	8,169
CASH AND CASH EQUIVALENTS, end of the period	$100,471	$33,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,892	$870

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$7,623	$6,829
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2015

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

Orchid completed a secondary offering of 1,800,000 common shares on January 23, 2014.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The aggregate net proceeds to Orchid were approximately $24.2 million which were invested in RMBS that are issued and the principal and interest of which are guaranteed by a federally chartered corporation or agency (“Agency RMBS”) on a leveraged basis.

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

On March 2, 2015, Orchid entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through June 30, 2015, the Company issued a total of 6,221,102 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS, Eurodollar and Treasury note (“T-Note”) futures contracts, to-be-announced (“TBA”) securities, as discussed below, and interest rate swaptions.

Statement of Comprehensive Income (Loss)

In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income (loss) has not been included as the Company has no items of other comprehensive income (loss).  Comprehensive income (loss) is the same as net income (loss) for the periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2015, restricted cash consisted of $8,663,000 of cash held by a broker as margin on Eurodollar futures contracts and $14,397,000 of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2014 restricted cash consisted of approximately $5,174,000 of cash held by a broker as margin on Eurodollar futures contracts and $2,616,000 of cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2015, the Company’s cash deposits exceeded federally insured limits by approximately $99.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception and throughout the term of the TBA security that it will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade. The Company accounts for TBA dollar roll transactions as a series of derivative transactions. Gains, losses and dollar roll income associated with TBA securities and dollar roll transactions are reported in gain (loss) on derivative instruments in the accompanying statements of operations.  The fair value of TBA securities is estimated based on similar methods used to value RMBS securities.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due to affiliates, repurchase agreements, payable for unsettled security purchased, accrued interest payable and other liabilities generally approximates their carrying values as of June 30, 2015 and December 31, 2014 due to the short-term nature of these financial instruments.

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

Manager Compensation

The Company is externally managed by Bimini Advisors, LLC (the “Manager” or “Bimini Advisors”), a Maryland limited liability company and wholly-owned subsidiary of Bimini. The Company’s management agreement with the Manager provides for payment to the Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 12 for the terms of the management agreement.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of June 30, 2015 and December 31, 2014:

(in thousands)
	June 30, 2015	December 31, 2014
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$56,754	$70,400
Adjustable-rate Mortgages	3,456	3,794
Fixed-rate Mortgages	1,993,369	1,412,593
Total Pass-Through Certificates	2,053,579	1,486,787
Structured RMBS Certificates:
Interest-Only Securities	78,347	46,611
Inverse Interest-Only Securities	42,945	15,773
Total Structured RMBS Certificates	121,292	62,384
Total	$2,174,871	$1,549,171

The following table summarizes the Company’s RMBS portfolio as of June 30, 2015 and December 31, 2014, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2015	December 31, 2014
Greater than five years and less than ten years	$697	$967
Greater than or equal to ten years	2,174,174	1,548,204
Total	$2,174,871	$1,549,171

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At June 30, 2015 and December 31, 2014, the Company had unpledged securities totaling $59.0 million and $31.9 million, respectively.  The unpledged balance at June 30, 2015 includes an unsettled security purchase with a fair value of approximately $7.6 million that will be pledged as collateral under repurchase agreements on its settlement date in July 2015.

NOTE 3.   REPURCHASE AGREEMENTS

As of June 30, 2015, the Company had outstanding repurchase obligations of approximately $2,014.1 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $2,123.6 million and cash pledged to counterparties of approximately $14.4 million.  As of December 31, 2014, the Company had outstanding repurchase obligations of approximately $1,436.7 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,522.9 million and cash pledged to counterparties of approximately $2.6 million.

As of June 30, 2015 and December 31, 2014, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2015
Fair market value of securities pledged, including
accrued interest receivable	$82,736	$1,799,521	$241,364	$-	$2,123,621
Repurchase agreement liabilities associated with
these securities	$80,108	$1,709,480	$224,483	$-	$2,014,071
Net weighted average borrowing rate	0.36%	0.39%	0.41%	-	0.39%
December 31, 2014
Fair market value of securities pledged, including
accrued interest receivable	$-	$984,823	$534,238	$3,844	$1,522,905
Repurchase agreement liabilities associated with
these securities	$-	$929,831	$502,947	$3,873	$1,436,651
Net weighted average borrowing rate	-	0.36%	0.37%	0.38%	0.36%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2015, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $122.9 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at June 30, 2015 and December 31, 2014.

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

In addition, the Company utilizes TBA securities as a means of investing in and financing Agency RMBS or as a means of reducing its exposure to Agency RMBS, and not as a hedge. The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception and throughout the term of the TBA securities that it will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade.

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of June 30, 2015 and December 31, 2014.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2015	December 31, 2014
Assets
Futures contracts - Margin posted to counterparty	Restricted cash	$8,663	$5,174
Payer swaptions	Derivative assets, at fair value	65	1,217
		$8,728	$6,391
Liability
Payer swaptions - Margin posted by counterparty	Other liabilities	$(207)	$(1,364)

The tables below present information related to the Company’s Eurodollar and T-Note futures positions at June 30, 2015 and December 31, 2014.

($ in thousands)
	June 30, 2015
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts
2015	$900,000	0.85%	0.45%	$(1,819)
2016	900,000	1.51%	1.04%	(4,189)
2017	900,000	2.31%	1.81%	(4,570)
2018	900,000	2.77%	2.34%	(3,887)
2019	900,000	2.56%	2.61%	124
Total / Weighted Average	$900,000	2.04%	1.62%	$(14,341)

Treasury Note Futures Contracts
September 2015 10 year T-Note futures
(Sep 2015 - Sep 2025 Hedge Period)	$120,000	2.15%	2.07%	$(1,011)

($ in thousands)
	December 31, 2014
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts
2015	$650,000	0.79%	0.63%	$(1,039)
2016	800,000	1.52%	1.54%	139
2017	800,000	2.36%	2.23%	(1,041)
2018	800,000	2.94%	2.54%	(2,361)
Total / Weighted Average	$760,000	1.88%	1.73%	$(4,302)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	Treasury Futures Contracts were valued at 126.17 at June 30, 2015. The nominal value of the short position was $151.4 million.

The table below presents information related to the Company’s interest rate swaption positions at June 30, 2015.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
June 30, 2015
≤ 1 year	$3,200	$65	2	$175,000	3.29%	3 Month	10
December 31, 2014
≤ 1 year	$5,350	$1,217	6	$375,000	2.79%	3 Month	7.3

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the six and three months ended June 30, 2015 and 2014.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Eurodollar futures contracts (short positions)	$(10,960)	$(6,136)	$358	$(4,599)
T-Note futures contracts (short position)	(1,011)	-	(1,011)	-
Payer swaptions	(1,152)	(1,285)	(61)	(1,129)
Net TBA securities	(31)	-	(88)	-
	$(13,154)	$(7,421)	$(802)	$(5,728)

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2015 and December 31, 2014.

(in thousands)
Offsetting of Assets
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2015
Derivative assets - Payer swaptions	$65	$-	$65	$-	$(65)	$-
December 31, 2014
Derivative asset - Payer swaption	$1,217	$-	$1,217	$-	$(1,217)	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2015
Repurchase Agreements	$2,014,071	$-	$2,014,071	$(1,999,674)	$(14,397)	$-
December 31, 2014
Repurchase Agreements	$1,436,651	$-	$1,436,651	$(1,434,035)	$(2,616)	$-

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

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2015
At the Market Offering Program(3)	First Quarter	$13.66	1,210,487	$16,175
At the Market Offering Program(3)	Second Quarter	13.65	5,024,530	67,100
			6,235,017	$83,275
2014
Secondary Offering	First Quarter	$12.50	2,070,000	$24,174
Secondary Offering(4)	First Quarter	12.55	3,680,000	43,989
At the Market Offering Program(3)	Second Quarter	13.14	537,499	6,914
At the Market Offering Program(3)	Third Quarter	13.99	3,389,441	46,372
At the Market Offering Program(3)	Fourth Quarter	13.87	3,675,207	49,846
			13,352,147	$171,295

(1)	Weighted average price received per share is gross of underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)
The Company has entered into three equity distribution agreements, two of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company’s common stock in at the market and privately negotiated transactions from time to time.  As of June 30, 2015, shares with a value of $15.0 million remain available for issuance under the March 2015 Equity Distribution Agreement.

(4)	Includes net proceeds received of $5.7 million for 480,000 shares issued to the underwriters in April 2014 pursuant to the exercise of their overallotment option related to the March 2014 offering.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock during 2015 and 2014.

(in thousands, except per share amount)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2015
July 9, 2015(1)	July 27, 2015	July 31, 2015	$0.14	$3,218
June 9, 2015	June 22, 2015	June 30, 2015	0.18	4,057
May 11, 2015	May 26, 2015	May 29, 2015	0.18	3,580
April 9, 2015	April 27, 2015	April 30, 2015	0.18	3,303
March 10, 2015	March 27, 2015	March 31, 2015	0.18	3,205
February 10, 2015	February 25, 2015	February 27, 2015	0.18	3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.18	3,017
Totals			$1.22	$23,397
December 9, 2014	December 26, 2014	December 30, 2014	$0.18	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.18	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.18	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.18	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.18	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.18	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.18	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.18	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.18	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.18	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.18	974
January 9, 2014	January 27, 2014	January 31, 2014	0.18	925
Totals			$2.16	$22,643

(1)	The effect of the dividend declared in July 2015 is not reflected in the Company’s financial statements as of June 30, 2015.

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

Restricted Stock Awards

On April 25, 2014, the Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors will have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.  A total of 8,000 shares of restricted stock vested and were issued during the six months ended June 30, 2015.  There were no vested and unissued restricted stock awards at June 30, 2015 and December 31, 2014.

The table below presents information related to the Company’s restricted common stock at June 30, 2015 and 2014.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2015		2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	24,000	$12.23	-	$-
Granted	-	-	24,000	12.23
Vested and issued	(8,000)	12.23	-	-
Unvested, end of period	16,000	$12.23	24,000	$12.23

Compensation expense during period		$49		$16
Unrecognized compensation expense, end of period		$179		$277
Intrinsic value, end of period		$179		$313
Weighted-average remaining vesting term (in years)		1.8		2.8

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers and directors. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2015 and 2014.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2015	2014
Fully vested shares granted(1)(2)	24,619	2,944
Weighted average grant date price	$13.28	$13.06
Compensation expense related to fully vested common share awards(1)	$327	$38

(1)
The table above includes 21,715 shares of fully vested shares which were granted in January 2015 with respect to service performed during 2014.  Approximately $288,000 of compensation expense related to these share awards were accrued and recognized in 2014.

(2)	The table above includes 7,475 shares with a fair value of approximately $100,000 surrendered for the satisfaction of tax withholding obligations.

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

The following table presents information related to Performance Units outstanding during the six months ended June 30, 2015.

($ in thousands, except per share data)
Performance units granted during the period	7,508
Weighted average grant date price	$13.32
Compensation expense related to performance units	$22
Intrinsic value, at period end	$84
Unrecognized compensation expense, at period end	$78
Weighted average remaining vesting term (in years), at period end	1.8

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2015.

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

NOTE 10.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the six and three months ended June 30, 2015. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to Common Stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2015 and 2014.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income (loss) - Basic and diluted	$2,677	$14,230	$(2,832)	$10,635
Weighted average common shares:
Common shares outstanding at the balance sheet date	22,960	9,632	22,960	9,632
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	24	24	-	24
Effect of weighting	(4,664)	(2,559)	(3,208)	(578)
Weighted average shares-basic and diluted	18,320	7,097	19,752	9,078
Income (loss) per common share:
Basic and diluted	$0.14	$2.01	$(0.14)	$1.17

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

RMBS, interest rate swaptions, TBA securities and Eurodollar and T-Note futures contracts were recorded at fair value on a recurring basis during the six and three months ended June 30, 2015 and 2014. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Mortgage-backed securities	$2,174,871	$-	$2,174,871	$-
Eurodollar and T-Note futures contracts	8,663	8,663	-	-
Payer swaptions	65	-	65	-
December 31, 2014
Mortgage-backed securities	$1,549,171	$-	$1,549,171	$-
Eurodollar futures contracts	5,174	5,174	-	-
Payer swaptions	1,217	-	1,217	-

During the six and three months ended June 30, 2015 and 2014, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded during the six months ended June 30, 2015 and 2014 for the management fee and costs incurred were approximately $2,382,000 and $733,000, respectively. Total expenses recorded during the three months ended June 30, 2015 and 2014 for the management fee and costs incurred were approximately $1,288,000 and $430,000, respectively.

At June 30, 2015 and December 31, 2014, the net amount due to affiliates was approximately $456,000 and $330,000, respectively.

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

NOTE 13.   SUBSEQUENT EVENT

Share Repurchase Program

On July 29, 2015, the Board of Directors passed a resolution authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock.  As part of the stock repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice.

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

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through June 30, 2015, we had issued a total of 6,221,102 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for investments in Agency RMBS;
•	actions taken by the Federal Reserve and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2015, as compared to the Company’s results of operations for the six and three months ended June 30, 2014.

Net Income (Loss) Summary

Net income for the six months ended June 30, 2015 was $2.7 million, or $0.14 per share. Net income for the six months ended June 30, 2014 was $14.2 million, or $2.01 per share.  Net loss for the three months ended June 30, 2015 was $2.8 million, or $0.14 per share. Net income for the three months ended June 30, 2014 was $10.6 million, or $1.17 per share.  The components of net income (loss) for the six and three months ended June 30, 2015 and 2014, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended, June 30,
	2015	2014	Change	2015	2014	Change
Interest income	$31,367	$10,372	$20,995	$16,753	$6,589	$10,164
Interest expense	(2,863)	(1,087)	(1,776)	(1,567)	(676)	(891)
Net interest income	28,504	9,285	19,219	15,186	5,913	9,273
(Losses) gains on RMBS and derivative contracts	(22,080)	6,594	(28,674)	(16,017)	5,836	(21,853)
Net portfolio income (loss)	6,424	15,879	(9,455)	(831)	11,749	(12,580)
Expenses	(3,747)	(1,649)	(2,098)	(2,001)	(1,114)	(887)
Net income (loss)	$2,677	$14,230	$(11,553)	$(2,832)	$10,635	$(13,467)

GAAP and Non-GAAP Reconciliations

Economic Interest Expense and Economic Net Interest Income

To date, the Company has used derivatives, specifically Eurodollar and T-Note futures contracts and interest rate swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. Each interest rate futures contract covers a specific period, but the Company typically has many contracts in place at any point in time—usually covering several years in the aggregate.   We currently have Eurodollar and T-Note futures contracts and interest rate swaption agreements in place.  The interest rate swaptions agreements give us the option to enter into swaps covering future periods.  During 2015, we entered into forward settling TBA securities that meet the definition of a derivative under GAAP.  We have not entered into these TBA securities as a hedge of our interest rate risk.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of June 30, 2015, the Company had Eurodollar and T-Note futures contracts in place covering periods through 2019 and 2025, respectively, and interest rate swaption agreements in place covering periods beginning in 2015 through 2025.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2015 and 2014 and each quarter during 2015 and 2014.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2015	$(803)	$(88)	$(595)	$(120)
March 31, 2015	(12,351)	57	(306)	(12,102)
December 31, 2014	(9,562)	-	(145)	(9,417)
September 30, 2014	3,058	-	(25)	3,083
June 30, 2014	(5,728)	-	(3)	(5,725)
March 31, 2014	(1,693)	-	(30)	(1,663)
Six Months Ended
June 30, 2015	$(13,154)	$(31)	$(901)	$(12,222)
June 30, 2014	(7,421)	-	(33)	(7,388)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains		Net Interest Income
			(Losses) on
			Derivative
			Instruments
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2015	$16,753	$1,567	$(595)	$2,162	$15,186	$14,591
March 31, 2015	14,614	1,296	(306)	1,602	13,318	13,012
December 31, 2014	12,146	1,126	(145)	1,271	11,020	10,875
September 30, 2014	9,286	818	(25)	843	8,468	8,443
June 30, 2014	6,589	676	(3)	679	5,913	5,910
March 31, 2014	3,783	411	(30)	441	3,372	3,342
Six Months Ended
June 30, 2015	$31,367	$2,863	$(901)	$3,764	$28,504	27,603
June 30, 2014	10,372	1,087	(33)	1,120	9,285	9,252

(1)	Reflects the effect of derivative instrument hedges for only the period presented.

(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.

(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the six months ended June 30, 2015, we generated $28.5 million of net interest income, consisting of $31.4 million of interest income from RMBS assets offset by $2.9 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2014, we generated $9.3 million of net interest income, consisting of $10.4 million of interest income from RMBS assets offset by $1.1 million of interest expense on repurchase liabilities.   The $21.0 million increase in interest income and $1.8 million increase in interest expense for the six months ended June 30, 2015 primarily reflects the deployment of the proceeds from our capital raising activities into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on repurchase liabilities for the six months ended June 30, 2015 and 2014 was $3.8 million and $1.1 million, respectively, resulting in $27.6 million and $9.3 million of economic net interest income, respectively.

During the three months ended June 30, 2015, we generated $15.2 million of net interest income, consisting of $16.8 million of interest income from RMBS assets offset by $1.6 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2014, we generated $5.9 million of net interest income, consisting of $6.6 million of interest income from RMBS assets offset by $0.7 million of interest expense on repurchase liabilities.  The deployment of the proceeds from our capital raising activities on a leveraged basis was the main reason for the increase in both interest income and interest expense for the three months ended June 30, 2015 as compared to the same period in 2014.

On an economic basis, our interest expense on repurchase liabilities for the three months ended June 30, 2015 and 2014 was $2.2 million and $0.7 million, respectively, resulting in $14.6 million and $5.9 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2015 and 2014 and each quarter during 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2015	$1,925,747	$16,753	3.48%	$1,736,781	$1,567	$2,162	0.36%	0.50%
March 31, 2015	1,612,896	14,614	3.62%	1,448,071	1,296	1,602	0.36%	0.44%
December 31, 2014	1,362,352	12,146	3.57%	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,025,768	9,286	3.62%	1,019,839	818	843	0.32%	0.33%
June 30, 2014	811,881	6,589	3.25%	717,474	676	679	0.38%	0.38%
March 31, 2014	549,490	3,783	2.75%	484,902	411	441	0.34%	0.36%
Six Months Ended
June 30, 2015	$1,769,322	$31,367	3.55%	$1,592,426	$2,863	$3,764	0.36%	0.47%
June 30, 2014	680,685	10,372	3.05%	601,188	1,087	1,120	0.36%	0.37%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2015	$15,186	$14,591	3.12%	2.98%
March 31, 2015	13,318	13,011	3.26%	3.18%
December 31, 2014	11,020	10,875	3.24%	3.19%
September 30, 2014	8,468	8,443	3.30%	3.29%
June 30, 2014	5,913	5,910	2.87%	2.87%
March 31, 2014	3,372	3,342	2.41%	2.39%
Six Months Ended
June 30, 2015	$28,504	$27,602	3.19%	3.08%
June 30, 2014	9,285	9,252	2.69%	2.68%

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

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by Average RMBS.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS.

Interest Income and Average Asset Yield

Our interest income for the six months ended June 30, 2015 and 2014 was $31.4 million and $10.4 million, respectively.  We had average RMBS holdings of $1,769.3 million and $680.7 million for the six months ended June 30, 2015 and 2014, respectively.  The yield on our portfolio was 3.55% and 3.05% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, there was a $21.0 million increase in interest income due to a $1,088.6 million increase in average RMBS, combined with a 50 basis point increase in the yield on average RMBS.  The increase in average RMBS during the six months ended June 30, 2015 reflects the deployment of the proceeds of our capital raising activities, on a leveraged basis.

Our interest income for the three months ended June 30, 2015 and 2014 was $16.8 million and $6.6 million, respectively.  We had average RMBS holdings of $1,925.7 million and $811.9 million for the three months ended June 30, 2015 and 2014, respectively.  The yield on our portfolio was 3.48% and 3.25% for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, there was a $10.2 million increase in interest income due to a $1,113.9 million increase in average RMBS, combined with a 23 basis point increase in the yield on average RMBS.  The increase in average RMBS during the three months ended June 30, 2015 reflects the deployment of the proceeds of our capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”) for the six months ended June 30, 2015 and 2014 and each quarter during 2015 and 2014.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2015	$1,824,893	$100,854	$1,925,747	$16,549	$204	$16,753	3.63%	0.81%	3.48%
March 31, 2015	1,541,497	71,399	1,612,896	14,629	(15)	14,614	3.80%	(0.09)%	3.62%
December 31, 2014	1,298,967	63,385	1,362,352	12,761	(615)	12,146	3.93%	(3.88)%	3.57%
September 30, 2014	969,034	56,734	1,025,768	9,482	(196)	9,286	3.91%	(1.39)%	3.62%
June 30, 2014	764,199	47,682	811,881	7,674	(1,085)	6,589	4.02%	(9.10)%	3.25%
March 31, 2014	514,226	35,264	549,490	4,402	(619)	3,783	3.42%	(7.02)%	2.75%
Six Months Ended
June 30, 2015	$1,683,195	$86,127	$1,769,322	$31,178	$189	$31,367	3.70%	0.44%	3.55%
June 30, 2014	639,212	41,473	680,685	12,076	(1,704)	10,372	3.78%	(8.22)%	3.05%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $1,592.4 million and $601.2 million and total interest expense of $2.9 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. Our average cost of funds was 0.36% for both the six months ended June 30, 2015 and 2014.  There was a $991.2 million increase in average outstanding repurchase agreements during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our capital raising.

Our economic interest expense was $3.8 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. There was an 10 basis point increase in the average economic cost of funds to 0.47% for the six months ended June 30, 2015 from 0.37% for the six months ended June 30, 2014.  The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the six months ended June 30, 2015, combined with losses on futures contracts attributed to the current period.

We had average outstanding repurchase agreements of $1,736.8 million and $717.5 million and total interest expense of $1.6 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. Our average cost of funds was 0.36% and 0.38% for three months ended June 30, 2015 and 2014, respectively.  There was a 2 basis point decrease in the average cost of funds and a $1,019.3 million increase in average outstanding repurchase agreements during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our capital raising activities.

Our economic interest expense was $2.2 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. There was a 12 basis point increase in the average economic cost of funds to 0.50% for the three months ended June 30, 2015 from 0.38% for the three months ended June 30, 2014. The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the three months ended June 30, 2015, combined with losses on futures contracts attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 18 basis points above the average one-month LIBOR and 4 basis points below  the average six-month LIBOR for the quarter ended June 30, 2015.  Our average economic cost of funds was 32 basis points above the average one-month LIBOR and 10 basis points above the average six-month LIBOR for the quarter ended June 30, 2015. The average term to maturity of the outstanding repurchase agreements decreased to 18 days at June 30, 2015 from 27 days at December 31, 2014.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2015 and 2014 and each quarter in 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2015	$1,736,781	$1,567	$2,162	0.36%	0.50%
March 31, 2015	1,448,071	1,296	1,602	0.36%	0.44%
December 31, 2014	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,019,839	818	843	0.32%	0.33%
June 30, 2014	717,474	676	679	0.38%	0.38%
March 31, 2014	484,902	411	441	0.34%	0.36%
Six Months Ended
June 30, 2015	$1,592,426	$2,863	$3,764	0.36%	0.47%
June 30, 2014	601,188	1,087	1,120	0.36%	0.37%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
June 30, 2015	0.18%	0.40%	0.18%	(0.04)%	0.32%	0.10%
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%
December 31, 2014	0.16%	0.34%	0.17%	(0.01)%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.23%	0.05%	0.23%	0.05%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%
Six Months Ended
June 30, 2015	0.18%	0.38%	0.18%	(0.02)%	0.29%	0.09%
June 30, 2014	0.16%	0.33%	0.20%	0.03%	0.21%	0.04%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2015 and 2014.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Realized (losses) gains on sales of RMBS	$(1,923)	$3,891	$(5,814)	$(1,891)	$2,980	$(4,871)
Unrealized (losses) gains on RMBS	(7,003)	10,124	(17,127)	(13,324)	8,584	(21,908)
Total (losses) gains on RMBS	(8,926)	14,015	(22,941)	(15,215)	11,564	(26,779)
Losses on Eurodollar and T-Note
futures contracts	(11,971)	(6,136)	(5,835)	(653)	(4,599)	3,946
Losses on payer swaptions	(1,152)	(1,285)	133	(61)	(1,129)	1,068
Losses on TBA securities	(31)	-	(31)	(88)	-	(88)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2015 and 2014, we received proceeds of $402.6 million and $420.8 million, respectively, from the sales of RMBS.  During the three months ended June 30, 2015 and 2014, we received proceeds of $362.3 million and $279.5 million, respectively, from the sales of RMBS.

The net realized and unrealized losses on RMBS for the six and three months ended June 30, 2015 were driven in part by an increase in mortgage interest rates in the three months ended June 30, 2015 resulting in decreased RMBS prices.  Gains (losses) on Eurodollar and T-Note futures contracts are a result of higher / lower short and intermediate term rates and the resulting impact on implied forward rates during the six and three months ended June 30, 2015 and 2014. The table below presents historical interest rate data for each quarter end during 2015 and 2014.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%
December 31, 2014	1.65%	2.17%	3.13%	3.86%	0.25%
September 30, 2014	1.78%	2.51%	3.31%	4.16%	0.23%
June 30, 2014	1.63%	2.52%	3.27%	4.16%	0.23%
March 31, 2014	1.73%	2.72%	3.36%	4.34%	0.23%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the six and three months ended June 30, 2015, the Company’s total operating expenses were approximately $3.7 million and $2.0 million, respectively, compared to approximately $1.6 million and $1.1 million, respectively, for the six and three months ended June 30, 2014.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2015 and 2014.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Management fees	$1,869	$733	$1,136	$1,014	$430	$584
Accrued incentive compensation	322	225	97	157	225	(68)
Directors fees and liability insurance	482	240	242	234	156	78
Audit, legal and other professional fees	333	245	88	173	172	1
Other direct REIT operating expenses	88	88	-	46	44	2
Other expenses	653	118	535	377	87	290
Total expenses	$3,747	$1,649	$2,098	$2,001	$1,114	$887

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

 The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, beginning July 1, 2014, Bimini Advisors began allocating to the Company its pro rata portion of certain overhead costs in accordance with the management agreement. During the six and three months ended June 30, 2015, the Company recorded overhead allocations of approximately $0.5 million and $0.3 million, respectively, and is included in the table above in the caption “other expenses.”

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2015, our RMBS portfolio consisted of $2,174.9 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.15%.  During the six months ended June 30, 2015, we received principal repayments of $110.1 million compared to $26.7 million for the six months ended June 30, 2014.  During the three months ended June 30, 2015, we received principal repayments of $67.1 million compared to $16.4 million for the three months ended June 30, 2014.  The average prepayment speeds for the quarters ended June 30, 2015 and 2014 were 15.3% and 8.1%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2015	13.8	17.9	15.3
March 31, 2015	8.1	14.6	9.7
December 31, 2014	4.0	14.9	7.8
September 30, 2014	8.1	18.8	12.5
June 30, 2014	4.1	15.9	8.1
March 31, 2014	4.2	14.9	9.1

The increase in prepayments during the three months ended June 30, 2015 was primarily due to the effects of lower residential mortgage rates in the previous quarter.

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS mortgage related securities as of June 30, 2015 and December 31, 2014:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2015
Adjustable Rate RMBS	$3,456	0.2%	3.64%	229	1-Sep-35	0.57	10.07%	2.00%
Fixed Rate RMBS	1,993,369	91.7%	4.17%	325	1-Jun-45	NA	NA	NA
Hybrid Adjustable Rate RMBS	56,754	2.6%	2.56%	331	1-Aug-43	90.84	7.56%	2.00%
Total Mortgage-backed Pass-through	2,053,579	94.5%	4.12%	325	1-Jun-45	NA	NA	NA
Interest-Only Securities	78,347	3.6%	3.62%	256	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	42,945	1.9%	6.20%	324	15-Apr-45	NA	6.38%	NA
Total Structured RMBS	121,292	5.5%	4.53%	280	25-Apr-45	NA	NA	NA
Total Mortgage Assets	$2,174,871	100.0%	4.15%	322	1-Jun-45	NA	NA	NA
December 31, 2014
Adjustable Rate RMBS	$3,794	0.2%	3.55%	236	1-Sep-35	4.02	10.05%	2.00%
Fixed Rate RMBS	1,412,593	91.2%	4.37%	318	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate RMBS	70,400	4.6%	2.54%	338	1-Aug-43	97.75	7.54%	2.00%
Total Mortgage-backed Pass-through	1,486,787	96.0%	4.28%	319	1-Dec-44	NA	NA	NA
Interest-Only Securities	46,611	3.0%	3.95%	248	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	15,773	1.0%	6.23%	308	25-Apr-41	NA	6.39%	NA
Total Structured RMBS	62,384	4.0%	4.52%	263	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$1,549,171	100.0%	4.29%	317	1-Dec-44	NA	NA	NA

($ in thousands)
	June 30, 2015		December 31, 2014
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,716,523	78.9%	$1,243,923	80.3%
Freddie Mac	437,182	20.1%	296,203	19.1%
Ginnie Mae	21,166	1.0%	9,045	0.6%
Total Portfolio	$2,174,871	100.0%	$1,549,171	100.0%

	June 30, 2015	December 31, 2014
Weighted Average Pass-through Purchase Price	$107.56	$107.88
Weighted Average Structured Purchase Price	$14.02	$13.67
Weighted Average Pass-through Current Price	$107.28	$108.59
Weighted Average Structured Current Price	$15.49	$13.65
Effective Duration (1)	3.214	2.291

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.214 indicates that an interest rate increase of 1.0% would be expected to cause a 3.214% decrease in the value of the RMBS in the Company’s investment portfolio at June 30, 2015.  An effective duration of 2.291 indicates that an interest rate increase of 1.0% would be expected to cause a 2.291% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2014. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2015 and 2014.

($ in thousands)
	2015			2014
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,087,707	$107.63	2.62%	$926,148	$107.50	2.99%
Structured RMBS	59,583	14.55	2.80%	32,154	14.65	(5.02)%

Repurchase Agreements

As of June 30, 2015, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 20 of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2015, we had obligations outstanding under the repurchase agreements of approximately $2,014.1 million with a net weighted average borrowing cost of 0.39%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 1 to 79 days, with a weighted average remaining maturity of 18 days.  Securing the repurchase agreement obligations as of June 30, 2015 are RMBS with an estimated fair value, including accrued interest, of approximately $2,123.6 million and a weighted average maturity of 324 months, and cash pledged to counterparties of approximately $14.4 million.  In June 2015, the Company purchased assets with a fair value of approximately $7.6 million which settle in July 2015 that are expected to be funded by repurchase agreements.  Through July 30, 2015, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2015 with maturities through October 6, 2015.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2015 and 2014.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
June 30, 2015	$2,014,071	$1,736,781	$277,290	15.97	%(1)
March 31, 2015	1,459,490	1,448,071	11,419	0.79%
December 31, 2014	1,436,651	1,346,314	90,337	6.71%
September 30, 2014	1,255,978	1,019,839	236,139	23.15	%(2)
June 30, 2014	783,701	717,474	66,227	9.23%
March 31, 2014	651,246	484,902	166,344	34.30	%(3)

(1)
The higher ending balance relative to the average balance during the quarter ended June 30, 2015 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s share issuances under the at the market equity offerings.  During the quarter ended June 30, 2015, the Company’s investment in PT RMBS increased $457.4 million.

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

Because our PT RMBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.  Our structured RMBS portfolio also consists entirely of governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT RMBS.  However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, although we would likely do so at prices below where such securities could be sold in a more stable market.  To enhance our liquidity even further, we may pledge a portion of our structured RMBS as part of a repurchase agreement funding, but retain the cash in lieu of acquiring additional assets.  In this way we can, at a modest cost, retain higher levels of cash on hand and decrease the likelihood we will have to sell assets in a distressed market in order to raise cash.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2015, haircuts on our pledged collateral remained stable and as of June 30, 2015, our weighted average haircut was approximately 5.4% of the value of our collateral.

As discussed earlier, we invest a portion of our capital in structured Agency RMBS.  We do not apply leverage to this portion of our portfolio.  The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured RMBS strategy has been a core element of the Company’s overall investment strategy since inception.  However, we have and may continue to pledge a portion of our structured RMBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$2,014,071	$-	$-	$-	$2,014,071
Interest expense on repurchase agreements(1)	981	-	-	-	981
Unsettled securities purchased	7,623	-	-	-	7,623
Totals	$2,022,675	$-	$-	$-	$2,022,675

(1)	Interest expense on repurchase agreements is based on current interest rates as of June 30, 2015 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of June 30, 2015, we had cash and cash equivalents of $100.5 million.  We generated cash flows of $139.0 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $1,592.4 million during the six months ended June 30, 2015. During the three months ended June 30, 2015, we generated cash flows of $82.0 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $1,736.8 million.

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

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through June 30, 2015, we issued a total of 6,221,102 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

Outlook

Interest Rates

Volatility in global interest rates continued in the second quarter of 2015.  Interest rates rose across all sectors in the global bond markets, thereby depressing bond prices across sectors. Spreads on treasuries of the same durations as Agency RMBS incrementally widened during the second quarter, putting downward pressure on book value for many mortgage REITs. Both U.S. Treasuries and Agency RMBS yields ended the second quarter higher than the close of the first quarter 2015.  The rise in rates was led by growing sentiment that the European economies are recovering and the need for continued aggressive monetary stimulus by the European Central Bank (the "ECB") would diminish somewhat over the next few quarters. However, European markets decreased during the second quarter primarily due to fears stoked by uncertainty over Greek sovereign finances and its future as an ECB member and a member of the Eurozone.

We believe that the U.S. economy appears to be on a trajectory of slow, sustainable growth.  The consensus forecast for 2015 economic growth in the U.S. remains at approximately 2.7%, accompanied by moderate growth in payrolls and inflation within the Federal Reserve's target range. The Federal Reserve continues to guide capital markets to anticipate the possibility of an interest rate hike in September or December 2015. Federal Reserve Chair Yellen, in her June 17, 2015 remarks following the June Federal Reserve Open Market Committee ("FOMC") policy meeting, stated that she anticipates a long period of continued accommodative monetary policy following an initial rise in the Federal Funds Rate later this year. These statements, which Chair Yellen reiterated in Congressional testimony on July 15-16, 2015, generally are in line with market participants' expectations for the balance of 2015. As of June 30, 2015, the bond market appears to have priced in an increase in the federal funds rate in September 2015 and a slow rise over the next few years.  With the Federal Reserve ostensibly tying the start of interest rate increases to evidence of further improvement in the economy, data releases remain materially influential events. We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of U.S. rates, with the uncertainty that this dynamic creates further enhancing volatility in the interest rate and fixed income markets.

Recent Regulatory Developments

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD), John Camey (D-DE) and James A. Himes (D CT), each of whom is a member of the House Financial Services Committee. The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee.   Under this proposed legislation, all government guaranteed single-family and multi-family mortgage backed securities will be supported by a minimum of 5% private sector capital, which will stand in a first loss position. The remaining 95% of the risk will be shared between Ginnie Mae and a private reinsurer on a pari passu basis. Fees paid to Ginnie Mae for providing these securities will be allocated to affordable housing programs.  Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses will be spun out as separate entities. Ginnie Mae would be required to create and implement a workable multifamily guarantee that utilizes private sector pricing consistent with the single family model. The GSEs' current multifamily businesses would continue to function within the new multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer.

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015 (the "Regulatory Relief Bill"). If enacted, this bill would increase the threshold for a financial institution to be deemed a Systemically Important Financial Institution ("SIFI") from $50 billion to $500 billion while giving the Financial Stability Oversight Council discretion to designate banks with greater than $50 billion in assets as SIFIs, give non-banks an opportunity to file a remedial plan addressing regulators' concerns before being designated as SIFIs, require an affirmative vote every five-years to renew the SIFI designation of non-banks, provide regulatory relief for community banks and broaden the Consumer Financial Protection Bureau Qualified Mortgage rule.

We expect debate and discussion on residential housing and mortgage reform to continue in 2015.  However, we cannot be certain if H.R. 1491, the Regulatory Relief Bill or any other housing- and/or mortgage-related bill will be approved by Congress, and if so, what the effect will be.

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

Summary

Over the past several quarters there has been a relatively large spread between short and long-term interest rates has positively affected our net interest margin. However, if prepayment rates remain elevated or accelerate further they could continue to negatively affect our net interest margin and the value of our assets. Furthermore, increases in the Federal Funds Rate and LIBOR could significant increase our financing costs, which could lower our net interest margin.

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

Capital Expenditures

At June 30, 2015, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements.

Dividends

In addition to other requirements, to qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends during 2015 and 2014.

(in thousands, except per share amounts)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2015
July 9, 2015(1)	July 27, 2015	July 31, 2015	$0.14	$3,218
June 9, 2015	June 22, 2015	June 30, 2015	0.18	4,057
May 11, 2015	May 26, 2015	May 29, 2015	0.18	3,580
April 9, 2015	April 27, 2015	April 30, 2015	0.18	3,303
March 10, 2015	March 27, 2015	March 31, 2015	0.18	3,205
February 10, 2015	February 25, 2015	February 27, 2015	0.18	3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.18	3,017
Totals			$1.22	$23,397
2014
December 9, 2014	December 26, 2014	December 30, 2014	$0.18	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.18	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.18	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.18	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.18	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.18	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.18	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.18	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.18	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.18	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.18	974
January 9, 2014	January 27, 2014	January 31, 2014	0.18	925
Totals			$2.16	$22,643

(1)	The effect of the dividend declared in July 2015 is not reflected in the Company’s financial statements as of June 30, 2015

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2015 and December 31, 2014, assuming rates instantaneously fall 100 basis points (“bps”), fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2015
-100 Basis Points	(0.18)%	(1.36)%
-50 Basis Points	0.26%	2.01%
+50 Basis Points	(0.92)%	(7.07)%
+100 Basis Points	(2.34)%	(17.90)%
As of December 31, 2014
-100 Basis Points	(0.79)%	(5.63)%
-50 Basis Points	(0.13)%	(0.89)%
+50 Basis Points	(0.30)%	(2.10)%
+100 Basis Points	(0.94)%	(6.64)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2015, we had unrestricted cash and cash equivalents of $100.5 million and unpledged securities of approximately $59.0 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell equity securities that were not registered under the Securities Act during the three months ended June 30, 2015.

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

Orchid Island Capital, Inc.
Registrant

Date: July 30, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: July 30, 2015	By:	/s/ G. Hunter Haas, IV
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