Form 10-Q
period 2015-09-30
Orchid Island Capital, Inc.
filed 2015-10-30
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares outstanding at October 30, 2015: 21,768,190

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$1,975,217	$1,517,304
Unpledged	142,392	31,867
Total mortgage-backed securities	2,117,609	1,549,171
Cash and cash equivalents	67,102	93,137
Restricted cash	11,234	7,790
Accrued interest receivable	8,308	6,211
Derivative assets, at fair value	-	1,217
Receivable for securities sold, pledged to counterparties	87,558	-
Other assets	1,319	282
Total Assets	$2,293,130	$1,657,808

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$1,943,299	$1,436,651
Payable for unsettled securities purchased	92,325	-
Accrued interest payable	452	628
Due to affiliates	419	330
Other liabilities	766	2,121
Total Liabilities	2,037,261	1,439,730

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 21,892,773 shares issued and outstanding as of September 30, 2015 and 16,699,656 shares issued
and outstanding as of December 31, 2014	219	167
Additional paid-in capital	261,896	217,419
Accumulated (deficit) retained earnings	(6,246)	492
Total Stockholders' Equity	255,869	218,078
Total Liabilities and Stockholders' Equity	$2,293,130	$1,657,808

See Notes to Financial Statements
ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2015 and 2014
($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Interest income	$49,719	$19,658	$18,352	$9,286
Interest expense	(4,900)	(1,905)	(2,037)	(818)
Net interest income	44,819	17,753	16,315	8,468
Realized (losses) gains on mortgage-backed securities	(1,073)	1,932	850	(1,960)
Unrealized (losses) gains on mortgage-backed securities	(9,029)	8,720	(2,026)	(1,404)
(Losses) gains on derivative instruments	(35,660)	(4,364)	(22,506)	3,057
Net portfolio (loss) income	(943)	24,041	(7,367)	8,161

Expenses:
Management fees	2,929	1,276	1,061	543
Accrued incentive compensation	484	450	162	225
Directors' fees and liability insurance	732	405	250	165
Audit, legal and other professional fees	493	406	160	160
Direct REIT operating expenses	174	124	86	36
Other administrative	983	381	331	264
Total expenses	5,795	3,042	2,050	1,393

Net (loss) income	$(6,738)	$20,999	$(9,417)	$6,768

Basic and diluted net (loss) income per share	$(0.34)	$2.53	$(0.42)	$0.63

Weighted Average Shares Outstanding	19,725,675	8,314,512	22,545,019	10,710,153

Dividends declared per common share	$1.50	$1.62	$0.42	$0.54
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2015
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2015	$167	$217,419	$492	$218,078
Net loss	-	-	(6,738)	(6,738)
Cash dividends declared, $1.50 per share	-	(29,598)	-	(29,598)
Issuance of common stock pursuant to public offerings	63	83,212	-	83,275
Issuance of common stock pursuant to equity
compensation plan	-	257	-	257
Amortization of equity compensation	-	107	-	107
Shares repurchased and retired	(11)	(9,501)	-	(9,512)
Balances, September 30, 2015	$219	$261,896	$(6,246)	$255,869
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014
($ in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,738)	$20,999
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	364	118
Realized and unrealized losses (gains) on mortgage-backed securities	10,102	(10,651)
Realized losses on interest rate swaptions	1,217	1,120
Realized gains on forward settling to-be-announced securities	(24)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(1,973)	(4,006)
Other assets	(488)	(253)
Accrued interest payable	(176)	296
Other liabilities	9	532
Due to affiliates	89	221
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,382	8,376

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,106,110)	(1,521,606)
Sales	1,364,754	470,012
Principal repayments	166,910	52,335
Increase in restricted cash	(3,444)	(5,335)
Proceeds from net settlement of to-be-announced securities	24	-
Purchase of interest rate swaptions, net of margin cash received	(1,364)	(1,250)
NET CASH USED IN INVESTING ACTIVITIES	(579,230)	(1,005,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	13,608,591	5,306,416
Principal payments on repurchase agreements	(13,101,943)	(4,368,995)
Cash dividends	(29,598)	(14,544)
Proceeds from issuance of common stock, net of issuance costs	83,275	121,449
Common stock repurchases	(9,512)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	550,813	1,044,326

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,035)	46,858
CASH AND CASH EQUIVALENTS, beginning of the period	93,137	8,169
CASH AND CASH EQUIVALENTS, end of the period	$67,102	$55,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,076	$1,608

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$92,325	$66,812
Securities sold settled in later period	87,558	249,410
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2015

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc. (“Orchid” or the “Company”), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“RMBS”).  From incorporation to February 20, 2013 Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. (“Bimini”).  Orchid began operations on November 24, 2010 (the date of commencement of operations).  From incorporation through November 24, 2010, Orchid’s only activity was the issuance of common stock to Bimini.

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

On March 2, 2015, Orchid entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through September 30, 2015, the Company issued a total of 6,221,102 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015 the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. Through September 30, 2015, the Company repurchased a total of 1,069,720 shares at an aggregate cost of approximately $9.5 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2015, restricted cash consisted of $9.2 million of cash held by a broker as margin on Eurodollar futures contracts and $2.0 million of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2014 restricted cash consisted of approximately $5.2 million of cash held by a broker as margin on Eurodollar futures contracts and $2.6 million of cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2015, the Company’s cash deposits exceeded federally insured limits by approximately $65.9 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of September 30, 2015 and December 31, 2014 due to the short-term nature of these financial instruments.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of September 30, 2015 and December 31, 2014:

(in thousands)
	September 30, 2015	December 31, 2014
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$54,655	$70,400
Adjustable-rate Mortgages	3,090	3,794
Fixed-rate Mortgages	1,955,664	1,412,593
Total Pass-Through Certificates	2,013,409	1,486,787
Structured RMBS Certificates:
Interest-Only Securities	64,351	46,611
Inverse Interest-Only Securities	39,849	15,773
Total Structured RMBS Certificates	104,200	62,384
Total	$2,117,609	$1,549,171

The following table summarizes the Company’s RMBS portfolio as of September 30, 2015 and December 31, 2014, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2015	December 31, 2014
Greater than five years and less than ten years	$544	$967
Greater than or equal to ten years	2,117,065	1,548,204
Total	$2,117,609	$1,549,171

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At September 30, 2015 and December 31, 2014, the Company had unpledged securities totaling $142.4 million and $31.9 million, respectively.  The unpledged balance at September 30, 2015 includes unsettled security purchases with a fair value of approximately $92.3 million that will be pledged as collateral under repurchase agreements on its settlement date in October 2015.

NOTE 3.   REPURCHASE AGREEMENTS

As of September 30, 2015, the Company had outstanding repurchase obligations of approximately $1,943.3 million with a net weighted average borrowing rate of 0.47%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $2,066.5 million (including unsettled securities sold with a fair value, including accrued interest, of approximately $84.1 million), and cash pledged to counterparties of approximately $2.0 million.  As of December 31, 2014, the Company had outstanding repurchase obligations of approximately $1,436.7 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,522.9 million and cash pledged to counterparties of approximately $2.6 million.

As of September 30, 2015 and December 31, 2014, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2015
Fair market value of securities pledged, including
accrued interest receivable	$44,128	$1,834,255	$188,067	$-	$2,066,450
Repurchase agreement liabilities associated with
these securities	$42,074	$1,722,614	$178,611	$-	$1,943,299
Net weighted average borrowing rate	0.45%	0.48%	0.47%	-	0.47%
December 31, 2014
Fair market value of securities pledged, including
accrued interest receivable	$-	$984,823	$534,238	$3,844	$1,522,905
Repurchase agreement liabilities associated with
these securities	$-	$929,831	$502,947	$3,873	$1,436,651
Net weighted average borrowing rate	-	0.36%	0.37%	0.38%	0.36%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2015, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $122.7 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at September 30, 2015 and December 31, 2014.

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

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of September 30, 2015 and December 31, 2014.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2015	December 31, 2014
Assets
Futures contracts - Margin posted to counterparty	Restricted cash	$9,188	$5,174
Payer swaptions	Derivative assets, at fair value	-	1,217
		$9,188	$6,391
Liability
Payer swaptions - Margin posted by counterparty	Other liabilities	$-	$(1,364)

The tables below present information related to the Company’s Eurodollar and T-Note futures positions at September 30, 2015 and December 31, 2014.

($ in thousands)
	September 30, 2015
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2015	$1,400,000	0.79%	0.42%	$(1,303)
2016	900,000	1.51%	0.72%	(7,035)
2017	900,000	2.31%	1.26%	(9,486)
2018	900,000	2.77%	1.70%	(9,625)
2019	900,000	2.56%	1.94%	(1,372)
Total / Weighted Average	$935,714	2.07%	1.19%	$(28,821)

Treasury Note Futures Contracts (Short Position)(2)
December 2015 10 year T-Note futures
(Dec 2015 - Dec 2025 Hedge Period)	$185,000	1.94%	1.71%	$(2,818)

($ in thousands)
	December 31, 2014
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2015	$650,000	0.79%	0.63%	$(1,039)
2016	800,000	1.52%	1.54%	139
2017	800,000	2.36%	2.23%	(1,041)
2018	800,000	2.94%	2.54%	(2,361)
Total / Weighted Average	$760,000	1.88%	1.73%	$(4,302)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $128.73 at September 30, 2015. The nominal value of the short position was $238.2 million.

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2014.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
December 31, 2014
≤ 1 year	$5,350	$1,217	6	$375,000	2.79%	3 Month	7.3

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the nine and three months ended September 30, 2015 and 2014.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Eurodollar futures contracts (short positions)	$(26,406)	$(3,316)	$(15,446)	$2,820
T-Note futures contracts (short position)	(8,061)	72	(7,050)	72
Payer swaptions	(1,217)	(1,120)	(65)	165
Net TBA securities	24	-	55	-
	$(35,660)	$(4,364)	$(22,506)	$3,057

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2015 and December 31, 2014.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset
in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2014
Derivative asset - Payer swaption	$1,217	$-	$1,217	$-	$(1,217)	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2015
Repurchase Agreements	$1,943,299	$-	$1,943,299	$(1,941,253)	$(2,046)	$-
December 31, 2014
Repurchase Agreements	$1,436,651	$-	$1,436,651	$(1,434,035)	$(2,616)	$-

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

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2015
At the Market Offering Program(3)	First Quarter	$13.66	1,210,487	$16,175
At the Market Offering Program(3)	Second Quarter	13.65	5,024,530	67,100
At the Market Offering Program(3)	Third Quarter	-	-	-
			6,235,017	$83,275
2014
Secondary Offering	First Quarter	$12.50	2,070,000	$24,174
Secondary Offering(4)	First Quarter	12.55	3,680,000	43,989
At the Market Offering Program(3)	Second Quarter	13.14	537,499	6,914
At the Market Offering Program(3)	Third Quarter	13.99	3,389,441	46,372
At the Market Offering Program(3)	Fourth Quarter	13.87	3,675,207	49,846
			13,352,147	$171,295

(1)	Weighted average price received per share is gross of underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)
The Company has entered into three equity distribution agreements, two of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company’s common stock in at the market and privately negotiated transactions from time to time.  As of September 30, 2015, shares with a value of $15.0 million remain available for issuance under the March 2015 Equity Distribution Agreement.

(4)	Includes net proceeds received of $5.7 million for 480,000 shares issued to the underwriters in April 2014 pursuant to the exercise of their overallotment option related to the March 2014 offering.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. As part of the stock repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice.

Through September 30, 2015, the Company repurchased a total of 1,069,720 shares under the stock repurchase program at an aggregate cost of approximately $9.5 million, net of commissions and fees, for a weighted average price of $8.89 per share.

($ in thousands, except per share amounts)
	Weighted
	Average
	Price
	Paid	Shares	Net
Period	Per Share	Repurchased	Cost
2015
Third Quarter	$8.89	1,069,720	$9,512

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock during 2015 and 2014.

(in thousands, except per share amount)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2015
October 8, 2015(1)	October 26, 2015	October 30, 2015	$0.14	$3,051
September 11, 2015	September 25, 2015	September 30, 2015	0.14	3,069
August 11, 2015	August 26, 2015	August 31, 2015	0.14	3,132
July 9, 2015	July 27, 2015	July 31, 2015	0.14	3,218
June 9, 2015	June 22, 2015	June 30, 2015	0.18	4,057
May 11, 2015	May 26, 2015	May 29, 2015	0.18	3,580
April 9, 2015	April 27, 2015	April 30, 2015	0.18	3,303
March 10, 2015	March 27, 2015	March 31, 2015	0.18	3,205
February 10, 2015	February 25, 2015	February 27, 2015	0.18	3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.18	3,017
Totals			$1.64	$32,649
2014
December 9, 2014	December 26, 2014	December 30, 2014	$0.18	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.18	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.18	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.18	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.18	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.18	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.18	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.18	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.18	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.18	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.18	974
January 9, 2014	January 27, 2014	January 31, 2014	0.18	925
Totals			$2.16	$22,643

(1)	The effect of the dividend declared in October 2015 is not reflected in the Company’s financial statements as of September 30, 2015.

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

Restricted Stock Awards

On April 25, 2014, the Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors will have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.  A total of 8,000 shares of restricted stock vested and were issued during the nine months ended September 30, 2015.  There were no vested and unissued restricted stock awards at September 30, 2015 and December 31, 2014.

The table below presents information related to the Company’s restricted common stock at September 30, 2015 and 2014.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2015		2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	24,000	$12.23	-	$-
Granted	-	-	24,000	12.23
Vested and issued	(8,000)	12.23	-	-
Unvested, end of period	16,000	$12.23	24,000	$12.23

Compensation expense during period		$73		$41
Unrecognized compensation expense, end of period		$155		$253
Intrinsic value, end of period		$148		$318
Weighted-average remaining vesting term (in years)		1.6		2.6

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers and directors. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2015 and 2014.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2015	2014
Fully vested shares granted(1)(2)	27,295	5,844
Weighted average grant date price	$13.08	$13.16
Compensation expense related to fully vested common share awards(1)	$357	$77

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

Performance Units

The Company may issue performance units under the Incentive Plan to certain executive officers.  “Performance Units” vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company’s Common Stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights which entitle the Participants to receive distributions declared by the Company on Common Stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer for the Company.  Compensation expense for the Performance Units are recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the nine months ended September 30, 2015.

($ in thousands, except per share data)
Performance units granted during the period	7,508
Weighted average grant date price	$13.32
Compensation expense related to performance units	$34
Intrinsic value, at period end	$69
Unrecognized compensation expense, at period end	$66
Weighted average remaining vesting term (in years), at period end	1.6

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2015.

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

NOTE 10.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the nine and three months ended September 30, 2015. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to Common Stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2015 and 2014.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net (loss) income - Basic and diluted	$(6,738)	$20,999	$(9,417)	$6,768
Weighted average common shares:
Common shares outstanding at the balance sheet date	21,893	13,024	21,893	13,024
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	24	-	24
Effect of weighting	(2,167)	(4,733)	652	(2,338)
Weighted average shares-basic and diluted	19,726	8,315	22,545	10,710
(Loss) income per common share:
Basic and diluted	$(0.34)	$2.53	$(0.42)	$0.63

The average number of restricted common stock and Performance Units that were anti-dilutive and not included in diluted earnings per share for the nine and three months ended September 30, 2015 were 26,300 and 23,508, respectively.

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

RMBS, interest rate swaptions, TBA securities and Eurodollar and T-Note futures contracts were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2015 and 2014. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Mortgage-backed securities	$2,117,609	$-	$2,117,609	$-
Eurodollar and T-Note futures contracts	9,188	9,188	-	-
December 31, 2014
Mortgage-backed securities	$1,549,171	$-	$1,549,171	$-
Eurodollar futures contracts	5,174	5,174	-	-
Payer swaptions	1,217	-	1,217	-

During the nine and three months ended September 30, 2015 and 2014, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded during the nine months ended September 30, 2015 and 2014 for the management fee and costs incurred were approximately $3.7 million and $1.5 million, respectively. Total expenses recorded during the three months ended September 30, 2015 and 2014 for the management fee and costs incurred were approximately $1.3 million and $0.7 million, respectively.

At September 30, 2015 and December 31, 2014, the net amount due to affiliates was approximately $0.4 million and $0.3 million, respectively.

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

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ORC”.

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

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through September 30, 2015, we had issued a total of 6,221,102 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. Through September 30, 2015, we repurchased a total of 1,069,720 shares at an aggregate cost of approximately $9.5 million, net of commissions and fees.

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2015, as compared to the Company’s results of operations for the nine and three months ended September 30, 2014.

Net (Loss) Income Summary

Net loss for the nine months ended September 30, 2015 was $6.7 million, or $0.34 per share. Net income for the nine months ended September 30, 2014 was $21.0 million, or $2.53 per share.  Net loss for the three months ended September 30, 2015 was $9.4 million, or $0.42 per share. Net income for the three months ended September 30, 2014 was $6.8 million, or $0.63 per share.  The components of net (loss) income for the nine and three months ended September 30, 2015 and 2014, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended, September 30,
	2015	2014	Change	2015	2014	Change
Interest income	$49,719	$19,658	$30,061	$18,352	$9,286	$9,066
Interest expense	(4,900)	(1,905)	(2,995)	(2,037)	(818)	(1,219)
Net interest income	44,819	17,753	27,066	16,315	8,468	7,847
(Losses) gains on RMBS and derivative contracts	(45,762)	6,288	(52,050)	(23,682)	(307)	(23,375)
Net portfolio (loss) income	(943)	24,041	(24,984)	(7,367)	8,161	(15,528)
Expenses	(5,795)	(3,042)	(2,753)	(2,050)	(1,393)	(657)
Net (loss) income	$(6,738)	$20,999	$(27,737)	$(9,417)	$6,768	$(16,185)

GAAP and Non-GAAP Reconciliations

Economic Interest Expense and Economic Net Interest Income

To date, the Company has used derivatives, specifically Eurodollar and T-Note futures contracts and interest rate swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. Each interest rate futures contract covers a specific period, but the Company typically has many contracts in place at any point in time—usually covering several years in the aggregate.   We currently have Eurodollar and T-Note futures contracts in place.  We previously entered into interest rate swaptions agreements that gave us the option to enter into swaps covering future periods.  As of September 30, 2015, all of our swaption agreements expired unexercised. During 2015, we entered into forward settling TBA securities that meet the definition of a derivative under GAAP.  We have not entered into these TBA securities as a hedge of our interest rate risk.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of September 30, 2015, the Company had Eurodollar and T-Note futures contracts in place covering periods through 2019 and 2025, respectively.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2015 and 2014 and each quarter during 2015 and 2014.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2015	$(22,506)	$55	$(881)	$(21,680)
June 30, 2015	(803)	(88)	(595)	(120)
March 31, 2015	(12,351)	57	(306)	(12,102)
December 31, 2014	(9,562)	-	(145)	(9,417)
September 30, 2014	3,057	-	(25)	3,082
June 30, 2014	(5,728)	-	(3)	(5,725)
March 31, 2014	(1,693)	-	(30)	(1,663)
Nine Months Ended
September 30, 2015	$(35,660)	$24	$(1,782)	$(33,902)
September 30, 2014	(4,364)	-	(58)	(4,306)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains		Net Interest Income
			(Losses) on
			Derivative
			Instruments
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
September 30, 2015	$18,352	$2,037	$(881)	$2,918	$16,315	$15,434
June 30, 2015	16,753	1,567	(595)	2,162	15,186	14,591
March 31, 2015	14,614	1,296	(306)	1,602	13,318	13,012
December 31, 2014	12,146	1,126	(145)	1,271	11,020	10,875
September 30, 2014	9,286	818	(25)	843	8,468	8,443
June 30, 2014	6,589	676	(3)	679	5,913	5,910
March 31, 2014	3,783	411	(30)	441	3,372	3,342
Nine Months Ended
September 30, 2015	$49,719	$4,900	$(1,782)	$6,682	$44,819	43,037
September 30, 2014	19,658	1,905	(58)	1,963	17,753	17,695

(1)	Reflects the effect of derivative instrument hedges for only the period presented.

(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.

(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the nine months ended September 30, 2015, we generated $44.8 million of net interest income, consisting of $49.7 million of interest income from RMBS assets offset by $4.9 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2014, we generated $17.8 million of net interest income, consisting of $19.7 million of interest income from RMBS assets offset by $1.9 million of interest expense on repurchase liabilities.   The $30.1 million increase in interest income and $3.0 million increase in interest expense for the nine months ended September 30, 2015 primarily reflects the deployment of the proceeds from our capital raising activities into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on repurchase liabilities for the nine months ended September 30, 2015 and 2014 was $6.7 million and $2.0 million, respectively, resulting in $43.0 million and $17.7 million of economic net interest income, respectively.

During the three months ended September 30, 2015, we generated $16.3 million of net interest income, consisting of $18.4 million of interest income from RMBS assets offset by $2.0 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2014, we generated $8.5 million of net interest income, consisting of $9.3 million of interest income from RMBS assets offset by $0.8 million of interest expense on repurchase liabilities.  The deployment of the proceeds from our capital raising activities after September 30, 2014, on a leveraged basis, was the main reason for the increase in both interest income and interest expense for the three months ended September 30, 2015 as compared to the same period in 2014.

On an economic basis, our interest expense on repurchase liabilities for the three months ended September 30, 2015 and 2014 was $2.9 million and $0.8 million, respectively, resulting in $15.4 million and $8.4 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2015 and 2014 and each quarter during 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2015	$2,146,240	$18,352	3.42%	$1,978,685	$2,037	$2,918	0.41%	0.59%
June 30, 2015	1,925,747	16,753	3.48%	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,612,896	14,614	3.62%	1,448,071	1,296	1,602	0.36%	0.44%
December 31, 2014	1,362,352	12,146	3.57%	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,025,768	9,286	3.62%	1,019,839	818	843	0.32%	0.33%
June 30, 2014	811,881	6,589	3.25%	717,474	676	679	0.38%	0.38%
March 31, 2014	549,490	3,783	2.75%	484,902	411	441	0.34%	0.36%
Nine Months Ended
September 30, 2015	$1,894,961	$49,719	3.50%	$1,721,179	$4,900	$6,682	0.38%	0.52%
September 30, 2014	795,713	19,658	3.29%	740,738	1,905	1,963	0.34%	0.35%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2015	$16,315	$15,434	3.01%	2.83%
June 30, 2015	15,186	14,591	3.12%	2.98%
March 31, 2015	13,318	13,011	3.26%	3.18%
December 31, 2014	11,020	10,875	3.24%	3.19%
September 30, 2014	8,468	8,443	3.30%	3.29%
June 30, 2014	5,913	5,910	2.87%	2.87%
March 31, 2014	3,372	3,342	2.41%	2.39%
Nine Months Ended
September 30, 2015	$44,819	$43,036	3.12%	2.98%
September 30, 2014	17,753	17,695	2.95%	2.94%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 28 and 29 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 29 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by Average RMBS.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS.

Interest Income and Average Asset Yield

Our interest income for the nine months ended September 30, 2015 and 2014 was $49.7 million and $19.7 million, respectively.  We had average RMBS holdings of $1,895.0 million and $795.7 million for the nine months ended September 30, 2015 and 2014, respectively.  The yield on our portfolio was 3.50% and 3.29% for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, there was a $30.1 million increase in interest income due to a $1,099.3 million increase in average RMBS, combined with a 21 basis point increase in the yield on average RMBS.  The increase in average RMBS during the nine months ended September 30, 2015 reflects the deployment of the proceeds of our capital raising activities, on a leveraged basis.

Our interest income for the three months ended September 30, 2015 and 2014 was $18.4 million and $9.3 million, respectively.  We had average RMBS holdings of $2,146.2 million and $1,025.8 million for the three months ended September 30, 2015 and 2014, respectively.  The yield on our portfolio was 3.42% and 3.62% for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, there was a $9.1 million increase in interest income due to a $1,120.5 million increase in average RMBS, offset by a 20 basis point decrease in the yield on average RMBS.  The increase in average RMBS during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, reflects the deployment of the proceeds of our capital raising activities after September 30, 2014, and before July 1, 2015, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”) for the nine months ended September 30, 2015 and 2014 and each quarter during 2015 and 2014.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2015	$2,033,494	$112,746	$2,146,240	$18,642	$(290)	$18,352	3.67%	(1.03)%	3.42%
June 30, 2015	1,824,893	100,854	1,925,747	16,549	204	16,753	3.63%	0.81%	3.48%
March 31, 2015	1,541,497	71,399	1,612,896	14,629	(15)	14,614	3.80%	(0.09)%	3.62%
December 31, 2014	1,298,967	63,385	1,362,352	12,761	(615)	12,146	3.93%	(3.88)%	3.57%
September 30, 2014	969,034	56,734	1,025,768	9,482	(196)	9,286	3.91%	(1.39)%	3.62%
June 30, 2014	764,199	47,682	811,881	7,674	(1,085)	6,589	4.02%	(9.10)%	3.25%
March 31, 2014	514,226	35,264	549,490	4,402	(619)	3,783	3.42%	(7.02)%	2.75%
Nine Months Ended
September 30, 2015	$1,799,962	$94,999	$1,894,961	$49,820	$(101)	$49,719	3.69%	(0.14)%	3.50%
September 30, 2014	749,153	46,560	795,713	21,558	(1,900)	19,658	3.84%	(5.44)%	3.29%

Interest Expense and the Cost of Funds

We had average outstanding repurchase agreements of $1,721.2 million and $740.7 million and total interest expense of $4.9 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. Our average cost of funds was 0.38% for the nine months ended September 30, 2015, compared to 0.34% for the comparable period in 2014.  There was a $980.4 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our capital raising.

Our economic interest expense was $6.7 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. There was a 17 basis point increase in the average economic cost of funds to 0.52% for the nine months ended September 30, 2015 from 0.35% for the nine months ended September 30, 2014.  The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the nine months ended September 30, 2015, combined with losses on futures contracts attributed to the current period.

We had average outstanding repurchase agreements of $1,978.7 million and $1,019.8 million and total interest expense of $2.0 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. Our average cost of funds was 0.41% and 0.32% for three months ended September 30, 2015 and 2014, respectively.  There was a 9 basis point increase in the average cost of funds and a $958.8 million increase in average outstanding repurchase agreements during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, reflecting the leveraging of the proceeds of our capital raising activities after September 30, 2014. The increased interest expense during the three months ended September 30, 2015 was due to the combination of the increase in average outstanding repurchase agreements and the slightly higher funding costs.

Our economic interest expense was $2.9 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. There was a 26 basis point increase in the average economic cost of funds to 0.59% for the three months ended September 30, 2015 from 0.33% for the three months ended September 30, 2014. The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the three months ended September 30, 2015, combined with slightly higher funding costs and losses on futures contracts attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 22 basis points above the average one-month LIBOR and 8 basis points below  the average six-month LIBOR for the quarter ended September 30, 2015.  Our average economic cost of funds was 40 basis points above the average one-month LIBOR and 10 basis points above the average six-month LIBOR for the quarter ended September 30, 2015. The average term to maturity of the outstanding repurchase agreements decreased to 18 days at September 30, 2015 from 27 days at December 31, 2014.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2015 and 2014 and each quarter in 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2015	$1,978,685	$2,037	$2,918	0.41%	0.59%
June 30, 2015	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,448,071	1,296	1,602	0.36%	0.44%
December 31, 2014	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,019,839	818	843	0.32%	0.33%
June 30, 2014	717,474	676	679	0.38%	0.38%
March 31, 2014	484,902	411	441	0.34%	0.36%
Nine Months Ended
September 30, 2015	$1,721,179	$4,900	$6,682	0.38%	0.52%
September 30, 2014	740,738	1,905	1,963	0.34%	0.35%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
September 30, 2015	0.19%	0.49%	0.22%	(0.08)%	0.40%	0.10%
June 30, 2015	0.18%	0.40%	0.18%	(0.04)%	0.32%	0.10%
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%
December 31, 2014	0.16%	0.34%	0.17%	(0.01)%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.23%	0.05%	0.23%	0.05%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%
Nine Months Ended
September 30, 2015	0.18%	0.41%	0.20%	(0.03)%	0.34%	0.11%
September 30, 2014	0.16%	0.33%	0.18%	0.01%	0.19%	0.02%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2015 and 2014.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Realized (losses) gains on sales of RMBS	$(1,073)	$1,932	$(3,005)	$850	$(1,960)	$2,810
Unrealized (losses) gains on RMBS	(9,029)	8,720	(17,749)	(2,026)	(1,404)	(622)
Total (losses) gains on RMBS	(10,102)	10,652	(20,754)	(1,176)	(3,364)	2,188
Losses on Eurodollar and T-Note
futures contracts	(34,467)	(3,244)	(31,223)	(22,496)	2,892	(25,388)
(Losses) gains on payer swaptions	(1,217)	(1,120)	(97)	(65)	165	(230)
Gains (losses) on TBA securities	24	-	24	55	-	55

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2015 and 2014, we received proceeds of $1,364.8 million and $470.0 million, respectively, from the sales of RMBS.  During the three months ended September 30, 2015 and 2014, we received proceeds of $962.2 million and $49.2 million, respectively, from the sales of RMBS.

The net realized and unrealized losses on RMBS for the nine and three months ended September 30, 2015 were driven in part by an increase in yield spreads between MBS and comparable duration swap rates in the three months ended September 30, 2015 resulting in decreased RMBS prices.  Gains (losses) on Eurodollar and T-Note futures contracts are a result of higher / lower short and intermediate term rates and the resulting impact on implied forward rates during the nine and three months ended September 30, 2015 and 2014. The table below presents historical interest rate data for each quarter end during 2015 and 2014.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%
December 31, 2014	1.65%	2.17%	3.13%	3.86%	0.25%
September 30, 2014	1.78%	2.51%	3.31%	4.16%	0.23%
June 30, 2014	1.63%	2.52%	3.27%	4.16%	0.23%
March 31, 2014	1.73%	2.72%	3.36%	4.34%	0.23%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the nine and three months ended September 30, 2015, the Company’s total operating expenses were approximately $5.8 million and $2.0 million, respectively, compared to approximately $3.0 million and $1.4 million, respectively, for the nine and three months ended September 30, 2014.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2015 and 2014.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Management fees	$2,929	$1,276	$1,653	$1,061	$543	$518
Accrued incentive compensation	484	450	34	162	225	(63)
Directors fees and liability insurance	732	405	327	250	165	85
Audit, legal and other professional fees	493	406	87	160	160	-
Other direct REIT operating expenses	174	124	50	86	36	50
Other expenses	983	381	602	331	264	67
Total expenses	$5,795	$3,042	$2,753	$2,050	$1,393	$657

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

The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, beginning July 1, 2014, Bimini Advisors began allocating to the Company its pro rata portion of certain overhead costs in accordance with the management agreement.  During the nine and three months ended September 30, 2015, the Company recorded overhead allocations of approximately $0.8 million and $0.3 million, respectively.  During the three months ended September 30, 2014, the Company recorded overhead allocations of approximately $0.2 million.  Overhead allocations are included in the table above in the caption “other expenses.”

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2015, our RMBS portfolio consisted of $2,117.6 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.14%.  During the nine months ended September 30, 2015, we received principal repayments of $166.9 million compared to $52.3 million for the nine months ended September 30, 2014.  During the three months ended September 30, 2015, we received principal repayments of $57.4 million compared to $25.6 million for the three months ended September 30, 2014.  The average prepayment speeds for the quarters ended September 30, 2015 and 2014 were 10.2% and 12.5%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2015	6.1	16.2	10.2
June 30, 2015	13.8	17.9	15.3
March 31, 2015	8.1	14.6	9.7
December 31, 2014	4.0	14.9	7.8
September 30, 2014	8.1	18.8	12.5
June 30, 2014	4.1	15.9	8.1
March 31, 2014	4.2	14.9	9.1

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS mortgage related securities as of September 30, 2015 and December 31, 2014:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2015
Adjustable Rate RMBS	$3,090	0.1%	3.58%	228	1-Sep-35	5.93	10.03%	2.00%
Fixed Rate RMBS	1,955,664	92.4%	4.16%	323	1-Sep-45	NA	NA	NA
Hybrid Adjustable Rate RMBS	54,655	2.6%	2.56%	328	1-Aug-43	87.91	7.55%	2.00%
Total Mortgage-backed Pass-through	2,013,409	95.1%	4.11%	323	1-Sep-45	NA	NA	NA
Interest-Only Securities	64,351	3.0%	3.59%	252	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	39,849	1.9%	6.18%	323	15-Apr-45	NA	6.38%	NA
Total Structured RMBS	104,200	4.9%	4.58%	279	25-Apr-45	NA	NA	NA
Total Mortgage Assets	$2,117,609	100.0%	4.14%	320	1-Sep-45	NA	NA	NA
December 31, 2014
Adjustable Rate RMBS	$3,794	0.2%	3.55%	236	1-Sep-35	4.02	10.05%	2.00%
Fixed Rate RMBS	1,412,593	91.2%	4.37%	318	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate RMBS	70,400	4.6%	2.54%	338	1-Aug-43	97.75	7.54%	2.00%
Total Mortgage-backed Pass-through	1,486,787	96.0%	4.28%	319	1-Dec-44	NA	NA	NA
Interest-Only Securities	46,611	3.0%	3.95%	248	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	15,773	1.0%	6.23%	308	25-Apr-41	NA	6.39%	NA
Total Structured RMBS	62,384	4.0%	4.52%	263	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$1,549,171	100.0%	4.29%	317	1-Dec-44	NA	NA	NA

($ in thousands)
	September 30, 2015		December 31, 2014
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,762,847	83.2%	$1,243,923	80.3%
Freddie Mac	337,687	15.9%	296,203	19.1%
Ginnie Mae	17,075	0.9%	9,045	0.6%
Total Portfolio	$2,117,609	100.0%	$1,549,171	100.0%

	September 30, 2015	December 31, 2014
Weighted Average Pass-through Purchase Price	$107.69	$107.88
Weighted Average Structured Purchase Price	$14.05	$13.67
Weighted Average Pass-through Current Price	$108.07	$108.59
Weighted Average Structured Current Price	$14.31	$13.65
Effective Duration (1)	2.486	2.291

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.486 indicates that an interest rate increase of 1.0% would be expected to cause a 2.486% decrease in the value of the RMBS in the Company’s investment portfolio at September 30, 2015.  An effective duration of 2.291 indicates that an interest rate increase of 1.0% would be expected to cause a 2.291% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2014. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2015 and 2014.

($ in thousands)
	2015			2014
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,138,728	$107.69	2.50%	$1,537,660	$107.85	2.83%
Structured RMBS	59,582	14.55	2.80%	50,668	15.23	(2.11)%

Repurchase Agreements

As of September 30, 2015, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 20 of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2015, we had obligations outstanding under the repurchase agreements of approximately $1,943.3 million with a net weighted average borrowing cost of 0.47%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 1 to 61 days, with a weighted average remaining maturity of 18 days.  Securing the repurchase agreement obligations as of September 30, 2015 are RMBS with an estimated fair value, including accrued interest, of approximately $2,066.5 million and a weighted average maturity of 322 months, and cash pledged to counterparties of approximately $2.0 million.  In September 2015, the Company purchased assets with a fair value of approximately $92.3 million which settle in October 2015 that are expected to be funded by repurchase agreements.  Through October 30, 2015, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2015 with maturities through January 19, 2016.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2015 and 2014.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
September 30, 2015	$1,943,299	$1,978,685	$(35,386)	(1.79)%
June 30, 2015	2,014,071	1,736,781	277,290	15.97	%(1)
March 31, 2015	1,459,490	1,448,071	11,419	0.79%
December 31, 2014	1,436,651	1,346,314	90,337	6.71%
September 30, 2014	1,255,978	1,019,839	236,139	23.15	%(2)
June 30, 2014	783,701	717,474	66,227	9.23%
March 31, 2014	651,246	484,902	166,344	34.30	%(3)

(1)
The higher ending balance relative to the average balance during the quarter ended June 30, 2015 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s share issuances under the March 2015 Equity Distribution Agreement.  During the quarter ended June 30, 2015, the Company’s investment in PT RMBS increased $457.4 million.

(2)
The higher ending balance relative to the average balance during the quarter ended September 30, 2014 reflects the deployment of the proceeds, on a leveraged basis, of the Company’s share issuances under the June 2014 and September 2014 Equity Distribution Agreements.  During the quarter ended September 30, 2014, the Company’s investment in PT RMBS increased $284.2 million.

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

Our strategy for hedging our funding costs typically involves taking short positions in Eurodollar futures, treasury futures, swaptions or other instruments. Since inception we have primarily used short positions in Eurodollar futures.  When the market causes these short positions to decline in value we are required to meet margin calls with cash.  This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash via margin calls to offset the Eurodollar related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2015, haircuts on our pledged collateral remained stable and as of September 30, 2015, our weighted average haircut was approximately 5.4% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$1,943,299	$-	$-	$-	$1,943,299
Interest expense on repurchase agreements(1)	893	-	-	-	893
Unsettled securities purchased	92,325	-	-	-	92,325
Totals	$2,036,517	$-	$-	$-	$2,036,517

(1)	Interest expense on repurchase agreements is based on current interest rates as of September 30, 2015 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations via repurchase agreements.  As of September 30, 2015, we had cash and cash equivalents of $67.1 million.  We generated cash flows of $214.5 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $1,721.2 million during the nine months ended September 30, 2015. During the three months ended September 30, 2015, we generated cash flows of $75.5 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $1,978.7 million.

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

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through September 30, 2015, we issued a total of 6,221,102 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015 the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. Through September 30, 2015, we repurchased a total of 1,069,720 shares for aggregate costs of approximately $9.5 million, net of commissions and fees.

Outlook

Interest Rates

Volatility in global interest rates continued in the third quarter of 2015.  Intermediate and longer interest rates fell in the global bond markets as economic developments showed economic slowing on a global basis, absent certain sectors of the US economy. Spreads on treasuries of the same durations as Agency RMBS incrementally widened further during the third quarter, putting downward pressure on book value for many mortgage REITs. Both U.S. Treasuries and Agency RMBS yields ended the third quarter lower than the close of the second quarter of 2015.  The fall in rates was a result of the market’s realization that the European, emerging market and Chinese economies were not recovering as previously expected. In August 2015 the market was roiled when the value of the Chinese Yuan was unexpectedly allowed to fall in value against the U.S. Dollar by Chinese authorities. As a result of these and other events, expectations of the Federal Reserve raising interest rates were dramatically reduced.

We believe that the U.S. economy remains on a trajectory of slow, sustainable growth slightly above trend growth potential.  The Federal Reserve continues to guide capital markets to anticipate the possibility of an interest rate hike in December 2015, although the market places a low probability on this occurring. Frequent public announcements by various Federal Reserve officials seem to alternate between implying the Federal Reserve will raise rates this year or will wait until next year. The uncertainty of the Federal Reserve has undermined market confidence in their public announcements. Regardless of their public comments, the Federal Reserve continues to tie the start of interest rate increases to evidence of further improvement in the economy and a return of inflation towards their long term target of 2%, making data releases materially influential events. We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of U.S. rates, with the uncertainty that this dynamic creates further enhancing volatility in the interest rate and fixed income markets.

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

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015 (the "Regulatory Relief Bill"). If enacted, this bill would increase the threshold for a financial institution to be deemed a Systemically Important Financial Institution ("SIFI") from $50 billion to $500 billion while giving the Financial Stability Oversight Council discretion to designate banks with greater than $50 billion in assets as SIFIs, give non-banks an opportunity to file a remedial plan addressing regulators' concerns before being designated as SIFIs, require an affirmative vote every five-years to renew the SIFI designation of non-banks, provide regulatory relief for community banks and broaden the Consumer Financial Protection Bureau Qualified Mortgage rule.  The draft bill was unable to win the support to bring it to a floor vote in the Senate.  In July 2015, Senator Shelby attached this bill to a Senate Appropriations Subcommittee mark-up of the Financial Services and General Government Appropriations Act for Fiscal Year 2016, which passed a subcommittee vote.

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

Summary

Over the past quarter the spread between short and long-term interest rates has increased, but has not positively affected our net interest margin as spreads between agency MBS and benchmark interest rates have widened. However, prepayment rates have declined to the benefit of our net interest margin. The market remains highly uncertain regarding when or by how much the Federal Reserve will increase interest rates or what the growth prospects are for the global economy. Economic data, as it is released, continues to have a significant impact in shaping market expectations.  These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

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

Capital Expenditures

At September 30, 2015, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements.

Dividends

In addition to other requirements, to qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends during 2015 and 2014.

(in thousands, except per share amounts)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2015
October 8, 2015(1)	October 26, 2015	October 30, 2015	$0.14	$3,051
September 11, 2015	September 25, 2015	September 30, 2015	0.14	3,069
August 11, 2015	August 26, 2015	August 31, 2015	0.14	3,132
July 9, 2015	July 27, 2015	July 31, 2015	0.14	3,218
June 9, 2015	June 22, 2015	June 30, 2015	0.18	4,057
May 11, 2015	May 26, 2015	May 29, 2015	0.18	3,580
April 9, 2015	April 27, 2015	April 30, 2015	0.18	3,303
March 10, 2015	March 27, 2015	March 31, 2015	0.18	3,205
February 10, 2015	February 25, 2015	February 27, 2015	0.18	3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.18	3,017
Totals			$1.64	$32,649
2014
December 9, 2014	December 26, 2014	December 30, 2014	$0.18	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.18	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.18	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.18	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.18	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.18	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.18	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.18	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.18	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.18	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.18	974
January 9, 2014	January 27, 2014	January 31, 2014	0.18	925
Totals			$2.16	$22,643

(1)	The effect of the dividend declared in October 2015 is not reflected in the Company’s financial statements as of September 30, 2015.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2015 and December 31, 2014, assuming rates instantaneously fall 100 basis points (“bps”), fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2015
-100 Basis Points	(0.89)%	(7.33)%
-50 Basis Points	(0.14)%	(1.14)%
+50 Basis Points	(0.43)%	(3.58)%
+100 Basis Points	(1.55)%	(12.79)%
As of December 31, 2014
-100 Basis Points	(0.79)%	(5.63)%
-50 Basis Points	(0.13)%	(0.89)%
+50 Basis Points	(0.30)%	(2.10)%
+100 Basis Points	(0.94)%	(6.64)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2015, we had unrestricted cash and cash equivalents of $67.1 million and unpledged securities of approximately $142.4 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2015.

(in thousands)
			Maximum Number
	Total Number	Weighted-Average	of Shares That May Yet
	of Shares	Price Paid	Be Repurchased Under
	Repurchased(1)	Per Share	the Authorization
July	-	$-	2,000,000
August	772,667	8.79	1,227,333
September	297,053	9.14	930,280
Totals / Weighted Average	1,069,720	$8.89

(1)
All shares were purchased under an authorization covering up to 2,000,000 shares of common stock approved by the Board of Directors on July 29, 2015.  Unless modified or revoked by the Board, the authorization does not expire.

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

Orchid Island Capital, Inc.
Registrant

Date: October 30, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: October 30, 2015	By:	/s/ G. Hunter Haas, IV
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