Form 10-K
period 2015-12-31
Orchid Island Capital, Inc.
filed 2016-02-25
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐                                           Accelerated filer ☒                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2015 the aggregate market value of the common stock held by nonaffiliates was $245,314,035

Number of shares outstanding at February 25, 2016: 21,752,510

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the 2016 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ORCHID ISLAND CAPITAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;
•	our expected operating results;
•	our ability to acquire investments on attractive terms;
•	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy or interest rates;
•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;
•	the effect of increased prepayment rates on the value of our assets;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
•
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government;

•	our ability to make distributions to our stockholders in the future;
•	mortgage loan modification programs and future legislative action;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to quantify risk based on historical experience;
•	our ability to qualify and maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	our ability to maintain the listing of our common stock on the New York Stock Exchange, or NYSE;
•	market trends;
•	expected capital expenditures; and
•	the impact of technology on our operations and business.

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

PART I
ITEM 1. BUSINESS

Our Company

Orchid Island Capital, Inc., a Maryland corporation (“Orchid,” the “Company,” “we” or “us”), is a specialty finance company that invests in residential mortgage-backed securities (“RMBS”). The principal and interest payments of these RMBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation, (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of RMBS as Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS and (ii) structured Agency RMBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. Our website is located at http://www.orchidislandcapital.com.  Information on our website is not part of this Annual Report on Form 10-K.

We were formed by Bimini Capital Management, Inc. (sometimes referred to herein as “Bimini”) in August 2010, commenced operations on November 24, 2010 and completed our initial public offering on February 20, 2013. On October 8, 2014, we transferred the listing of our common stock from the NYSE MKT to the New York Stock Exchange (“NYSE”) and trade under the symbol “ORC.”

Bimini managed our portfolio from our inception through the completion of our initial public offering on February 20, 2013.  Upon completion of the offering, we became externally managed by Bimini Advisors, LLC (“Bimini Advisors,” or our “Manager”). Our Manager is an investment advisor registered with the Securities and Exchange Commission (“SEC”). Additionally, our Manager is a wholly-owned subsidiary of Bimini, which has a long track record of managing investments in Agency RMBS.

We are organized and conduct our operations to qualify to be taxed as a real estate investment trust, or “REIT,” for federal income tax purposes.  As such, we are required to distribute 90% of our taxable net income annually. We generally will not be subject to income taxes on our net taxable income to the extent we currently distribute our net taxable income to our stockholders and maintain our REIT qualification. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), which may extend into the subsequent taxable year.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Although we are an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised accounting standards, and such election is irrevocable.

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

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of Agency RMBS generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency RMBS and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of Agency RMBS may experience reduced spreads over our funding costs if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as “extension risk.”

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:

•
Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as “final maturity dates”) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, there can be a divergence between the interest rate on the loan and current market interest rates over time. This in turn can make fixed-rate mortgages price-sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.

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

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, London Interbank Offered Rate (“LIBOR”) and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
POs. POs represent the stream of principal payments on a pool of mortgages. Holders of POs have no claim to any interest payments, although the ultimate amount of principal to be received over time is known, equaling the principal balance of the underlying pool of mortgages. The timing of the receipt of the principal payments is not known. The value of POs depends primarily on two factors, which are prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments, making POs highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

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

•	investing in Agency RMBS in order to minimize credit risk;
•	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act; and
•	investing in assets that will allow us to qualify and maintain our qualification as a REIT.

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

We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage will be a function of the capital allocated to the pass-through Agency RMBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency RMBS portfolio is high, the leverage ratio will be high since more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower since our lenders will lend less against the value of the capital deployed to the pass-through Agency RMBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

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

Interest Rate Risk Management

We believe that the risk of adverse interest rate movements represents the most significant risk to our portfolio. This risk arises because (i) the interest rate indices used to calculate the interest rates on the mortgages underlying our assets may be different from the interest rate indices used to calculate the interest rates on the related borrowings and (ii) interest rate movements affecting our borrowings may not be reasonably correlated with interest rate movements affecting our assets. We attempt to mitigate our interest rate risk by using the techniques described below:

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar and Treasury Note (“T-Note”) futures contracts and options to enter into interest rate swaps (“interest rate swaptions”), but may enter into other transactions in the future.

Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. We may enter into swaption agreements that provide us the option to enter into a pay fixed rate interest rate swap ("payer swaption"),  or swaption agreements that provide us the option to enter into a receive fixed interest rate swap ("receiver swaptions").

Additionally, our structured Agency RMBS generally exhibit sensitivities to movements in interest rates different than our pass-through Agency RMBS. To the extent they do so, our structured Agency RMBS may protect us against declines in the market value of our combined portfolio that result from adverse interest rate movements, although we cannot assure you that this will be the case.

We purchase a portion of our Agency RMBS through forward settling transactions, including “to-be-announced” (“TBA”) securities transactions.  We account for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if we cannot assert that it is probable at the inception of the TBA transaction, and throughout its term, that we will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade. However, we have not entered into these TBA securities transactions as a hedge of our interest rate risk.

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

Liquidity Management Strategy

Because of our use of leverage, we manage liquidity to meet our lenders’ margin calls by maintaining cash balances or unencumbered assets well in excess of anticipated margin calls and making margin calls on our lenders when we have an excess of collateral pledged against our borrowings.

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

Tax Structure

We have elected to be taxed as a REIT for U.S federal income tax purposes. Our qualification as a REIT, and the maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we intend to continue to operate in a manner that will enable us to continue to meet the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on the REIT taxable income that we currently distribute to our stockholders.  Taxable income generated by any taxable REIT subsidiary (“TRS”) that we may form or acquire will be subject to U.S. federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify as a REIT in any calendar year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we failed to qualify. Even if we continue to qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

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

We treat whole-pool pass-through Agency RMBS as qualifying real estate assets based on no-action letters issued by the staff of the SEC. In August 2011, the SEC, through a concept release, requested comments on interpretations of Section 3(c)(5)(C). To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption. Our Manager manages our pass-through Agency RMBS portfolio such that we have sufficient whole-pool pass-through Agency RMBS to ensure we maintain our exemption from registration under the Investment Company Act. At present, we generally do not expect that our investments in structured Agency RMBS will constitute qualifying real estate assets but will constitute real estate-related assets for purposes of the Investment Company Act.

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

ITEM 1A.                      RISK FACTORS

You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and related notes thereto, before making an investment decision regarding our common stock. Our business, financial condition or results of operations could be harmed by any of these risks. Similarly, these risks could cause the market price of our common stock to decline and you might lose all or part of your investment. Our forward-looking statements in this annual report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

Risks Related to Our Business

Increases in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses and materially adversely affect our ability to pay distributions to our stockholders.

Under a normal yield curve, an investment in Agency RMBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve becomes inverted or flat. While Fannie Mae, Freddie Mac or Ginnie Mae guarantees the principal and interest payments related to the Agency RMBS we own,  this guarantee does not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and negatively affect our ability to pay distributions to our stockholders.

Significant increases in both long-term and short-term interest rates poses a substantial risk associated with our investment in Agency RMBS. If long-term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, many countries in Europe have experienced inverted yield curves in recent months. Given the volatile nature of the U.S. economy since the end of the third round of quantitative easing (“QE3”), and the Federal Reserve’s recent increase in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency RMBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency RMBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We rely on our Agency RMBS as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all or maintain our compliance with terms of any financing arrangements already in place. Additionally, we have elected to account for our investment in RMBS under the fair value option and, therefore, such investment will be reported on our consolidated financial statements at fair value with unrealized gains or losses included in earnings. If market conditions result in a decline in the value of our Agency RMBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

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

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, which could materially adversely affect us if these proposed laws were enacted. We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the Federal Housing Finance Agency’s (the “FHFA”) proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities.

While the two bills that have been introduced are distinguishable in many respects, they have some notable commonalities. Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage back securities. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

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

On May 13, 2014, the FHFA released its updated whitepaper titled 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages, (ii) reduce taxpayer risk through increasing the role of private capital in the mortgage market, and (iii) build a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future. The FHFA refers to such an infrastructure as a common securitization platform, or CSP.

In September 2015, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac. The update includes details on the organizational structure of Common Securitization Solutions, LLC, a joint venture company that was established by Fannie Mae and Freddie Mac to lead the work on this project. In addition, the update looks ahead to the anticipated announcement in 2016 of an implementation date for the initial software release that will allow use of the CSP by Freddie Mac, followed by the second software release that will enable both Freddie Mac and Fannie Mae to use the CSP to issue single mortgage-backed securities.

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

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

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

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency RMBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate Agency RMBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell either directly or through a foreclosure our Agency RMBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. Additionally, the liquidation of collateral may jeopardize our ability to maintain our qualification as a REIT, as we must comply with requirements regarding our assets and our sources of gross income. Our failure to maintain our qualification as a REIT would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our net taxable income.

Hedging against interest rate exposure may not completely insulate us from interest rate risk and could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

To the extent consistent with maintaining our qualification as a REIT, we may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts in order to hedge the interest rate risk of our portfolio. In general, our hedging strategy depends on our view of our entire portfolio consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of Agency RMBS we hold and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;
•
the amount of gross income that a REIT may earn from hedging transactions, other than hedging transactions that satisfy certain requirements of the Code, is limited by federal income tax provisions governing REITs;

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

The initial term of our management agreement was automatically renewed in accordance with the terms of the agreement on February 20, 2016.  Upon the expiration of any automatic renewal term, our Manager may elect not to renew the management agreement without cause, and without penalty, on 180-days’ prior written notice to us. If we elect not to renew the management agreement without cause, we would have to pay a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. During the term of the management agreement and for two years after its expiration or termination, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with us. We do not have retention agreements with any of our officers. We believe that the successful implementation of our investment and financing strategies depends to a significant extent upon the experience of Bimini’s executive officers. None of these individuals’ continued service is guaranteed. If the management agreement is terminated or these individuals leave Bimini, we may be unable to execute our business plan.

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

As of February 25, 2016, Bimini owned approximately 6.4% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

If we elect to not renew the management agreement without cause, we would be required to pay our Manager a substantial termination fee. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.

Electing not to renew the management agreement without cause would be difficult and costly for us. The initial term of our management agreement was automatically renewed in accordance with the terms of the agreement on February 20, 2016, however, with the consent of the majority of our independent directors, we may elect not to renew our management agreement in subsequent years upon 180-days’ prior written notice. If we elect to not renew the agreement because of a decision by our Board of Directors that the management fee is unfair, our Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the management agreement without cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the management agreement, thereby adversely affecting our inclination to end our relationship with our Manager even if we believe our Manager’s performance is unsatisfactory.

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

We intend to continue to make monthly distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions might be harmed by the risk factors described in this prospectus. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition, maintaining our qualification as a REIT and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future. To the extent that we decide to pay distributions from the proceeds of a securities offerings, such distributions would generally be considered a return of capital for U.S. federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2012 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2012 Equity Incentive Plan of 4,000,000 shares of common stock. Bimini currently owns 1,395,036 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

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

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider the Company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have claimed the relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. However, there can be no assurance that the CFTC will agree that we are entitled to the no-action letter relief claimed.

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

To assist us in qualifying as a REIT, among other purposes, ownership of our stock by any person will generally be limited to 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock. Additionally, our charter will prohibit beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common stock or preferred stock in excess of our ownership limits without the consent of our Board of Directors will result in such shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their stock that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and that may be in the best interests of our security holders.

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

We have elected to opt-out of these provisions of the MGCL, in the case of the business combination provisions, by resolution of our Board of Directors (provided that such business combination is first approved by our Board of Directors, including a majority of our directors who are not affiliates or associates of such person), and in the case of the control share provisions, pursuant to a provision in our bylaws. However, our Board of Directors may by resolution elect to repeal the foregoing opt-out from the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt-in to the control share provisions of the MGCL in the future.

We may be subject to adverse legislative or regulatory changes that could reduce the market price of our common stock.

At any time, laws or regulations, or the administrative interpretations of those laws or regulations, which impact our business and Maryland corporations may be amended. In addition, the markets for RMBS and derivatives, including interest rate swaps, have been the subject of intense scrutiny in recent months. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, revisions to these laws, regulations or administrative interpretations could cause us to change our investments. We could be materially adversely affected by any such change to any existing, or any new, law, regulation or administrative interpretation, which could reduce the market price of our common stock.

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

Our failure to maintain our qualification as a REIT would subject us to U.S. federal income tax, which could adversely affect the value of the shares of our common stock and would substantially reduce the cash available for distribution to our stockholders.

We believe that commencing with our short taxable year ended December 31, 2013, we have been organized and have operated in conformity with the requirements for qualification as a REIT under the Code, and we intend to operate in a manner that will enable us to continue to meet the requirements for qualification and taxation as a REIT.  However, we cannot assure you that we will remain qualified as a REIT.  Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including Agency RMBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities, and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more that 25% of the value of our assets can be represented by debt of “publicly offered REITs” that is not secured by real property or interests in real property. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRSs we form will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

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

Our ability to invest in and dispose of forward settling contracts, including TBA securities, could be limited by the requirements necessary to qualify as a REIT, and we could fail to qualify as a REIT as a result of these investments.

We may purchase Agency RMBS through forward settling contracts, including TBA securities transactions. We may recognize income or gains on the disposition of forward settling contracts. For example, rather than take delivery of the Agency RMBS subject to a TBA, we may dispose of the TBA through a “roll” transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. The law is unclear regarding whether forward settling contracts will be qualifying assets for the 75% asset test and whether income and gains from dispositions of forward settling contracts will be qualifying income for the 75% gross income test.

Until we receive a favorable private letter ruling from the IRS or we are advised by counsel that forward settling contracts should be treated as qualifying assets for purposes of the 75% asset test, we will limit our investment in forward settling contracts and any non-qualifying assets to no more than 25% of our total gross assets at the end of any calendar quarter and will limit the forward settling contracts issued by any one issuer to no more than 5% of our total gross assets at the end of any calendar quarter. Further, until we receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of forward settling contracts should be treated as qualifying income for purposes of the 75% gross income test, we will limit our income and gains from dispositions of forward settling contracts and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through forward settling contracts and to dispose of forward settling contracts through roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that forward settling contracts should be treated as qualifying assets or that income and gains from dispositions of forward settling contracts should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our forward settling contracts together with our non-qualifying assets for the 75% asset test, exceeded 25% of our total gross assets at the end of any calendar quarter, (ii) the value of our forward settling contracts, including TBAs, issued by any one issuer exceeds 5% of our total assets at the end of any calendar quarter, or (iii) our income and gains from the disposition of forward settling contracts together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

In order for us to qualify as a REIT for each taxable year after 2013, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to assist us in qualifying as a REIT, among other purposes, ownership of our stock by any person is generally limited to 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading publicly on the NYSE MKT under the trading symbol "ORC" on February 14, 2013. There was no established public market for our common stock prior to February 14, 2013. Effective as of October 8, 2014, our common stock began trading on the NYSE under the symbol “ORC.”  As of February 18, 2016, we had 21,752,510 shares of common stock issued and outstanding which were held by 6 shareholders of record and 13,051 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

The following table is a summary of historical price information and dividends declared and paid per common share.

	High	Low	Close	Dividends Declared
2015
First quarter	$14.25	$12.75	$13.24	$0.54
Second quarter	14.18	11.01	11.21	0.54
Third quarter	11.63	7.13	9.25	0.42
Fourth quarter	10.21	8.30	9.93	0.42
2014
First quarter	$14.40	$11.70	$11.88	$0.54
Second quarter	13.30	11.88	13.06	0.54
Third quarter	14.45	13.01	13.27	0.54
Fourth quarter	14.99	12.50	13.05	0.54

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

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer group (composed of American Capital Agency Corp., Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Armour Residential REIT, Inc., Capstead Mortgage Corporation, CYS Investments, Inc. and Hatteras Financial Corp.) for the period beginning February 13, 2013 (the date of our IPO) and ending December 31, 2015 assuming the investment of $100 on February 13, 2013 and the reinvestment of dividends.  The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed.  The historical information set forth below is not necessarily indicative of future performance.

	February 13, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Orchid Island Capital, Inc.	100.00	96.94	114.56	103.34
Agency REIT Peer Group	100.00	75.33	92.85	82.30
NAREIT Mortgage REIT TRR Index	100.00	87.97	103.71	94.50
S&P 500 Total Return Index	100.00	123.87	140.83	142.78

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

The following table provides information as of December 31, 2015 regarding the number of shares of common stock that may be issued under our Incentive Plan.

	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
security holders	23,508	-	3,932,113	(2)
Equity compensation plans not approved by
security holders(1)	-	-	-
Total	23,508	-	3,932,113

(1)	We do not have any equity compensation plans that have not been approved by our stockholders.
(2)	Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2015.

Issuer Purchases of Equity Securities

The following table shows the Company’s repurchases of its common stock for each calendar month in the quarter ended December 31, 2015.

			Maximum Number
	Total Number	Weighted Average	of Shares That May Yet
	of Shares	Price Paid	Be Repurchased Under
	Repurchased(1)	Per Share	the Authorization
October	127,823	$9.20	802,457
November	-	-	802,457
December	18,700	8.70	783,757
Totals / Weighted Average	146,523	$9.14

(1)
All shares were purchased under an authorization covering up to 2,000,000 shares of common stock approved by the Board of Directors on July 29, 2015.  Unless modified or revoked by the Board, the authorization does not expire.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the four years ended December 31, 2015. The selected financial data should be read in conjunction with the more detailed information contained in  the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share data)
	December 31,
	2015	2014	2013	2012
Balance Sheet Data:
Mortgage-backed securities	$2,158,010	$1,549,171	$351,223	$115,380
Total assets	$2,241,837	$1,657,808	$363,576	$118,861
Borrowings	$1,986,313	$1,436,651	$318,557	$103,941
Total liabilities	$1,988,582	$1,439,730	$318,811	$104,136
Total stockholders' equity	$253,255	$218,078	$44,765	$14,725
Book value per common share	$11.64	$13.06	$13.40	$95.55

	Year Ended December 31,
	2015	2014	2013	2012
Income Statement Data
Interest income	$68,811	$31,804	$9,199	$2,698
Interest expense	(7,271)	(3,031)	(1,126)	(277)
Net interest income	61,540	28,773	8,073	2,421
(Losses) gains	(52,575)	234	(7,103)	(1,154)
Expenses	7,894	4,488	1,668	733
Net income	$1,071	$24,519	$(698)	$534

Weighted average shares outstanding	20,266,706	9,890,058	3,011,912	981,665
Basic and diluted net income per share	$0.05	$2.48	$(0.23)	$0.54
Dividends declared per share	$1.92	$2.16	$1.40	$-

Other Data (unaudited)
Average RMBS(1)	$1,955,673	$937,373	$316,124	$74,904
Average borrowings(1)	$1,782,086	$892,132	$284,522	$63,880
Average stockholders' equity(1)	$251,607	$134,327	$42,955	$14,419
Leverage ratio (at period end)(2)	7.9:1	6.6:1	7.1:1	7.1:1
Average yield on RMBS(3)	3.52%	3.39%	2.91%	3.60%
Average cost of funds(3)	0.41%	0.34%	0.40%	0.43%
Average economic cost of funds(4)	0.58%	0.36%	0.44%	0.60%
Average interest rate spread(5)	3.11%	3.05%	2.51%	3.17%
Average economic interest rate spread(6)	2.94%	3.03%	2.47%	3.00%

(1)	Average RMBS, borrowings and stockholders’ equity balances are calculated as the average of the quarterly averages.
(2)	The leverage ratio is calculated by dividing total ending liabilities by ending stockholders’ equity.
(3)	Portfolio yields and costs of funds are calculated based on the average balances of the underlying investment portfolio/borrowing balances and are annualized for the quarterly periods presented.
(4)
Represents interest cost of our borrowings and the effect of Eurodollar and T-Note futures contracts and options to enter into interest rate swaps (“interest rate swaptions”) attributed to the period related to hedging activities, divided by average borrowings.

(5)	Average interest rate spread is calculated by subtracting average cost of funds from average yield on RMBS.
(6)	Average economic interest rate spread is calculated by subtracting average economic cost of funds from average yield on RMBS.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

We operate so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  We generally will not be subject to U.S. federal income tax to the extent that we currently distribute all of our REIT taxable income (as defined in the Code) to our stockholders and maintain our REIT qualification.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ORC.”

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

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through December 31, 2015, we had issued a total of 6,221,102 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. Through December 31, 2015, we repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, net of commissions and fees.

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

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2015, as compared to the Company’s results of operations for the years ended December 31, 2014 and 2013.

Net Income (Loss) Summary

Net income for the year ended December 31, 2015 was $1.1 million, or $0.05 per share. Net income for the year ended December 31, 2014 was $24.5 million, or $2.48 per share. Net loss for the year ended December 31, 2013 was $0.7 million, or $0.23 per share. The components of net income (loss) for the years ended December 31, 2015, 2014 and 2013 are presented in the table below:

(in thousands)
	2015	2014	2013
Interest income	$68,811	$31,804	$9,199
Interest expense	(7,271)	(3,031)	(1,126)
Net interest income	61,540	28,773	8,073
(Losses) gains on RMBS and derivative contracts	(52,575)	234	(7,103)
Net portfolio income	8,965	29,007	970
Expenses	(7,894)	(4,488)	(1,668)
Net income (loss)	$1,071	$24,519	$(698)

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

To date, the Company has used derivatives, specifically Eurodollar and Treasury Note (“T-Note”) futures contracts and interest rate swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. Each interest rate futures contract covers a specific period, but the Company typically has many contracts in place at any point in time—usually covering several years in the aggregate.   We currently have Eurodollar and T-Note futures contracts in place.  We previously entered into interest rate swaption agreements that gave us the option to enter into swaps covering future periods.  During 2015, we entered into forward settling “to-be-announced” (“TBA”) securities transactions, which is a to-be-issued Agency RMBS with certain terms, that meet the definition of a derivative under GAAP.  We have not entered into these TBA securities transactions as a hedge of our interest rate risk.

The Company has not elected to designate its derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board, (the “FASB”), Accounting Standards Codification, (“ASC”), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in the Company’s consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments. In the future, the Company may use other derivative instruments to hedge its interest expense and/or elect to designate its derivative holdings for hedge accounting treatment.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of December 31, 2015, the Company had Eurodollar and T-Note futures contracts in place through 2019 and 2026, respectively, and an interest rate swaption agreement in place covering periods beginning in 2016 through 2021.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

For each period presented, the Company has combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income.

However, because the Company has not elected hedging treatment under ASC 815, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our consolidated statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

The Company believes that economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help the Company to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of its current investment portfolio or operations. The realized and unrealized gains or losses presented in the Company’s consolidated statements of operations are not necessarily representative of the total interest rate expense that the Company will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses the Company ultimately realizes, and which will affect the Company’s total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2015, 2014 and 2013 and for each quarter during 2015, 2014 and 2013.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2015	$12,770	$362	$(1,196)	$13,604
September 30, 2015	(22,506)	55	(881)	(21,680)
June 30, 2015	(803)	(88)	(595)	(120)
March 31, 2015	(12,351)	57	(306)	(12,102)
December 31, 2014	(9,562)	-	(145)	(9,417)
September 30, 2014	3,057	-	(25)	3,082
June 30, 2014	(5,728)	-	(3)	(5,725)
March 31, 2014	(1,693)	-	(30)	(1,663)
December 31, 2013	732	-	(42)	774
September 30, 2013	(2,272)	-	(28)	(2,244)
June 30, 2013	6,852	-	(4)	6,856
March 31, 2013	(484)	-	(65)	(419)
Years Ended
December 31, 2015	$(22,890)	$386	$(2,978)	$(20,298)
December 31, 2014	(13,926)	-	(203)	(13,723)
December 31, 2013	4,828	-	(139)	4,967

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2015	$19,092	$2,371	$(1,196)	$3,567	$16,721	$15,525
September 30, 2015	18,352	2,037	(881)	2,918	16,315	15,434
June 30, 2015	16,753	1,567	(595)	2,162	15,186	14,591
March 31, 2015	14,614	1,296	(306)	1,602	13,318	13,012
December 31, 2014	12,146	1,126	(145)	1,271	11,020	10,875
September 30, 2014	9,286	818	(25)	843	8,468	8,443
June 30, 2014	6,589	676	(3)	679	5,913	5,910
March 31, 2014	3,783	411	(30)	441	3,372	3,342
December 31, 2013	2,806	309	(42)	351	2,497	2,455
September 30, 2013	2,551	294	(28)	322	2,257	2,229
June 30, 2013	2,429	322	(4)	326	2,107	2,103
March 31, 2013	1,413	201	(65)	266	1,212	1,147
Years Ended
December 31, 2015	$68,811	$7,271	$(2,978)	$10,249	$61,540	58,562
December 31, 2014	31,804	3,031	(203)	3,234	28,773	28,570
December 31, 2013	9,199	1,126	(139)	1,265	8,073	7,934

(1)	Reflects the effect of derivative instrument hedges for only the period presented
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2015, we generated $61.5 million of net interest income, consisting of $68.8 million of interest income from RMBS assets offset by $7.3 million of interest expense on borrowings.  For the year ended December 31, 2014, we generated $28.8 million of net interest income, consisting of $31.8 million of interest income from RMBS assets offset by $3.0 million of interest expense on borrowings.   The $37.0 million increase in interest income and $4.2 million increase in interest expense for the year ended December 31, 2015 primarily reflects the continued growth of our portfolio fueled by our capital raising activities throughout 2014 and through the first six months of 2015.

For the year ended December 31, 2013, we generated $8.1 million of net interest income, consisting of $9.2 million of interest income from RMBS assets offset by $1.1 million of interest expense on borrowings. The $22.6 million increase in interest income and $1.9 million increase in interest expense for the year ended December 31, 2014 primarily reflects the deployment of the proceeds from our capital raising activities into the RMBS portfolio on a leveraged basis.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2015, 2014 and 2013 was $10.2 million, $3.2 million and $1.3 million, respectively, resulting in $58.6 million, $28.6 million and $7.9 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2015, 2014 and 2013 and for the years ended December 31, 2015, 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2015	$2,137,810	$19,092	3.57%	$1,964,806	$2,371	$3,567	0.48%	0.73%
September 30, 2015	2,146,240	18,352	3.42%	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,925,746	16,753	3.48%	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,612,896	14,614	3.62%	1,448,071	1,296	1,602	0.36%	0.44%
December 31, 2014	1,362,352	12,146	3.57%	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,025,768	9,286	3.62%	1,019,839	818	843	0.32%	0.33%
June 30, 2014	811,881	6,589	3.25%	717,474	676	679	0.38%	0.38%
March 31, 2014	549,490	3,783	2.75%	484,902	411	441	0.34%	0.36%
December 31, 2013	341,505	2,806	3.29%	310,107	309	351	0.40%	0.45%
September 30, 2013	335,467	2,551	3.04%	305,196	294	322	0.39%	0.42%
June 30, 2013	349,704	2,429	2.78%	312,591	322	326	0.41%	0.42%
March 31, 2013	237,820	1,413	2.38%	210,194	201	266	0.38%	0.51%
Years Ended
December 31, 2015	$1,955,673	$68,811	3.52%	$1,782,086	$7,271	$10,249	0.41%	0.58%
December 31, 2014	937,373	31,804	3.39%	892,132	3,031	3,234	0.34%	0.36%
December 31, 2013	316,124	9,199	2.91%	284,522	1,126	1,265	0.40%	0.44%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2015	$16,721	$15,525	3.09%	2.84%
September 30, 2015	16,316	15,434	3.01%	2.83%
June 30, 2015	15,185	14,591	3.12%	2.98%
March 31, 2015	13,318	13,012	3.26%	3.18%
December 31, 2014	11,020	10,875	3.24%	3.19%
September 30, 2014	8,467	8,443	3.30%	3.29%
June 30, 2014	5,914	5,910	2.87%	2.87%
March 31, 2014	3,372	3,342	2.41%	2.39%
December 31, 2013	2,497	2,455	2.89%	2.84%
September 30, 2013	2,257	2,229	2.65%	2.62%
June 30, 2013	2,107	2,103	2.37%	2.36%
March 31, 2013	1,212	1,147	2.00%	1.87%
Years Ended
December 31, 2015	$61,540	$58,562	3.11%	2.94%
December 31, 2014	28,773	28,570	3.05%	3.03%
December 31, 2013	8,073	7,934	2.51%	2.47%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 51-53 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 51 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by Average RMBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS.

Interest Income and Average Asset Yield

Our interest income for the years ended December 31, 2015 and 2014 was $68.8 million and $31.8 million, respectively.  We had average RMBS holdings of $1,955.7 million and $937.4 million for the years ended December 31, 2015 and 2014, respectively.  The yield on our portfolio was 3.52% and 3.39% for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015 as compared to the year ended December 31, 2014, there was a $37.0 million increase in interest income due to a $1,018.3 million increase in average RMBS, combined with a 13 basis point increase in the yield on average RMBS for the year ended December 31, 2015 when compared to the year ended December 31, 2014.  The increase in average RMBS during the year ended December 31, 2015 reflects the deployment of the proceeds of our capital raising activities, on a leveraged basis.

For the year ended December 31, 2013 we had interest income of $9.2 million and average RMBS holdings of $316.1 million, resulting in a yield on our portfolio of 2.91%.  For the year ended December 31, 2014 as compared to the year ended December 31, 2013, there was a $22.6 million increase in interest income due to a $621.2 million increase in average RMBS, partially offset by a 48 basis point increase in the yield on average RMBS.  The increase in average RMBS during the year ended December 31, 2014 reflects the deployment of the proceeds of our IPO.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”) for the years ended December 31, 2015, 2014 and 2013 and for each quarter during 2015, 2014 and 2013.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2015	$2,034,623	$103,187	$2,137,810	$19,337	$(245)	$19,092	3.80%	(0.95)%	3.57%
September 30, 2015	2,033,494	112,746	2,146,240	18,642	(290)	18,352	3.67%	(1.03)%	3.42%
June 30, 2015	1,824,893	100,853	1,925,746	16,549	204	16,753	3.63%	0.81%	3.48%
March 31, 2015	1,541,497	71,399	1,612,896	14,629	(15)	14,614	3.80%	(0.09)%	3.62%
December 31, 2014	1,298,967	63,385	1,362,352	12,761	(615)	12,146	3.93%	(3.88)%	3.57%
September 30, 2014	969,034	56,734	1,025,768	9,482	(196)	9,286	3.91%	(1.39)%	3.62%
June 30, 2014	764,199	47,682	811,881	7,674	(1,085)	6,589	4.02%	(9.10)%	3.25%
March 31, 2014	514,226	35,264	549,490	4,402	(619)	3,783	3.42%	(7.02)%	2.75%
December 31, 2013	318,996	22,509	341,505	2,726	80	2,806	3.42%	1.42%	3.29%
September 30, 2013	314,096	21,371	335,467	2,412	139	2,551	3.07%	2.60%	3.04%
June 30, 2013	326,977	22,727	349,704	2,514	(85)	2,429	3.08%	(1.51)%	2.78%
March 31, 2013	223,191	14,629	237,820	1,416	(3)	1,413	2.54%	(0.06)%	2.38%
Years Ended
December 31, 2015	$1,858,627	$97,046	$1,955,673	$69,157	$(346)	$68,811	3.72%	(0.36)%	3.52%
December 31, 2014	886,606	50,767	937,373	34,319	(2,515)	31,804	3.87%	(4.96)%	3.39%
December 31, 2013	295,815	20,309	316,124	9,068	131	9,199	3.07%	0.65%	2.91%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $1,782.1 million and $892.1 million and total interest expense of $7.3 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively. Our average cost of funds was 0.41% and 0.34% for years ended December 31, 2015 and 2014, respectively.  There was a 7 basis point increase in the average cost of funds and a $890.0 million increase in average outstanding borrowings during the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The increase in average outstanding borrowings, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our capital raising activities.

For the year ended December 31, 2013, we had average outstanding borrowings of $284.5 million and total interest expense of $1.1 million, resulting in an average cost of funds of 0.40%.  There was a 6 basis point decrease in the average cost of funds and a $607.6 million increase in average outstanding borrowings during the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The increase in average outstanding borrowings, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our capital raising activities.

Our economic interest expense was $10.2 million, $3.2 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. There was a 22 basis point increase in the average economic cost of funds to 0.58% for the year ended December 31, 2015 from 0.36% for the year ended December 31, 2014. There was an 8 basis point decrease in the average economic cost of funds to 0.36% for the year ended December 31, 2014 from 0.44% for the year ended December 31, 2013.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 20 basis points above average one-month LIBOR and 17 basis points below average six-month LIBOR for the quarter ended December 31, 2015.  Our average economic cost of funds was 45 basis points above average one-month LIBOR and 8 basis points above average six-month LIBOR for the quarter ended December 31, 2015. The average term to maturity of the outstanding repurchase agreements was 15 days and 27 days at December 31, 2015 and 2014, respectively.

The tables below presents the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2015, 2014 and 2013 and for the years ended December 31, 2015, 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2015	$1,964,806	$2,371	$3,567	0.48%	0.73%
September 30, 2015	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,448,071	1,296	1,602	0.36%	0.44%
December 31, 2014	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,019,839	818	843	0.32%	0.33%
June 30, 2014	717,474	676	679	0.38%	0.38%
March 31, 2014	484,902	411	441	0.34%	0.36%
December 31, 2013	310,107	309	351	0.40%	0.45%
September 30, 2013	305,196	294	322	0.39%	0.42%
June 30, 2013	312,591	322	326	0.41%	0.42%
March 31, 2013	210,194	201	266	0.38%	0.51%
Years Ended
December 31, 2015	$1,782,086	$7,271	$10,249	0.41%	0.58%
December 31, 2014	892,132	3,031	3,234	0.34%	0.36%
December 31, 2013	284,522	1,126	1,265	0.40%	0.44%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended,
December 31, 2015	0.28%	0.65%	0.20%	(0.17)%	0.45%	0.08%
September 30, 2015	0.19%	0.49%	0.22%	(0.08)%	0.40%	0.10%
June 30, 2015	0.18%	0.40%	0.18%	(0.04)%	0.32%	0.10%
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%
December 31, 2014	0.16%	0.34%	0.17%	(0.01)%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.23%	0.05%	0.23%	0.05%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.28%	0.09%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.23%	0.02%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.22%	(0.01)%
March 31, 2013	0.21%	0.48%	0.17%	(0.10)%	0.30%	0.03%
Years Ended
December 31, 2015	0.21%	0.47%	0.20%	(0.06)%	0.37%	0.11%
December 31, 2014	0.16%	0.33%	0.18%	0.01%	0.20%	0.03%
December 31, 2013	0.19%	0.42%	0.21%	(0.02)%	0.25%	0.02%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2015, 2014 and 2013.

(in thousands)
	2015	2014	2013
Realized (losses) gains on sales of RMBS	$(1,411)	$2,791	$(1,198)
Unrealized (losses) gains on RMBS	(28,274)	11,368	(10,733)
Total (losses) gains on RMBS	(29,685)	14,159	(11,931)
(Losses) gains on interest rate futures	(21,628)	(9,486)	4,828
Losses on receiver swaptions	(431)	-	-
Losses on payer swaptions	(1,217)	(4,439)	-
Gains (losses) on TBA securities	386	-	-

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the years ended December 31, 2015, 2014 and 2013, the Company received proceeds of $1,832.2 million, $928.0 million and $409.0 million, respectively, from the sales of RMBS.

The table below presents historical interest rate data for each quarter end during 2015, 2014 and 2013.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%
December 31, 2014	1.65%	2.17%	3.13%	3.86%	0.25%
September 30, 2014	1.78%	2.51%	3.31%	4.16%	0.23%
June 30, 2014	1.63%	2.52%	3.27%	4.16%	0.23%
March 31, 2014	1.73%	2.72%	3.36%	4.34%	0.23%
December 31, 2013	1.75%	3.03%	3.48%	4.46%	0.24%
September 30, 2013	0.00%	2.62%	3.52%	4.49%	0.25%
June 30, 2013	0.00%	2.48%	3.17%	4.07%	0.27%
March 31, 2013	0.00%	1.85%	2.76%	3.57%	0.28%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $7.9 million, $4.5 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The table below provides a breakdown of operating expenses for the years ended December 31, 2015, 2014 and 2013.

(in thousands)
	2015	2014	2013
Management fees	$3,978	$2,013	$664
Overhead allocation	1,064	390	14
Accrued incentive compensation	646	500	-
Directors fees and liability insurance	983	569	290
Audit, legal and other professional fees	706	588	420
Other direct REIT operating expenses	241	182	164
Other expenses	276	246	116
Total expenses	$7,894	$4,488	$1,668

Under the terms of a management agreement that was in effect until the completion of our IPO, we paid Bimini a monthly management fee equal to 1/12 of 1.50% per annum of our Stockholders’ Equity (as defined in the management agreement).  In addition, we paid Bimini a monthly fee of $7,200, which represented an allocation of overhead expenses for items that included, but were not limited to, occupancy costs, insurance and administrative expenses. These expenses were allocated based on the ratio of our assets and Bimini’s consolidated assets.  At the completion of our IPO, we entered into a management agreement with Bimini Advisors, LLC, a wholly owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights. Under the terms of the management agreement, Bimini Advisors is responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

 The Company is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, beginning July 1, 2014, Bimini Advisors began allocating to the Company its pro rata portion of certain overhead costs in accordance with the management agreement. During the years ended December 31, 2015 and 2014, the Company recorded overhead allocations of approximately $1.1 million and $0.4 million, respectively.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2015, our RMBS portfolio consisted of $2,158.0 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.19%.  During the year ended December 31, 2015, we received principal repayments of $215.7 million compared to $80.5 million for the year ended December 31, 2014.  The average prepayment speeds for the quarters ended December 31, 2015 and 2014 were 9.0% and 7.8%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2015	6.8	13.4	9.0
September 30, 2015	6.1	16.2	10.2
June 30, 2015	13.8	17.9	15.3
March 31, 2015	8.1	14.6	9.7
December 31, 2014	4.0	14.9	7.8
September 30, 2014	8.1	18.8	12.5
June 30, 2014	4.1	15.9	8.1
March 31, 2014	4.2	14.9	9.1

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of December 31, 2015 and 2014:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2015
Adjustable Rate RMBS	$2,976	0.1%	3.63%	224	1-Sep-35	4.1	10.04%	2.00%
Fixed Rate RMBS	2,000,623	92.7%	4.22%	315	1-Dec-45	NA	NA	NA
Hybrid Adjustable Rate RMBS	52,238	2.5%	2.55%	325	1-Aug-43	84.93	7.55%	2.00%
Total Mortgage-backed Pass-through	2,055,837	95.3%	4.18%	315	1-Dec-45	80.57	7.68%	2.00%
Interest-Only Securities	61,574	2.9%	3.58%	250	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	40,599	1.8%	5.97%	320	15-Apr-45	NA	6.36%	NA
Total Structured RMBS	102,173	4.7%	4.53%	278	25-Apr-45	NA	6.36%	NA
Total Mortgage Assets	$2,158,010	100.0%	4.19%	313	1-Dec-45	NA	NA	NA
December 31, 2014
Adjustable Rate RMBS	$3,794	0.2%	3.55%	236	1-Sep-35	4.02	10.05%	2.00%
Fixed Rate RMBS	1,412,593	91.2%	4.37%	318	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate RMBS	70,400	4.6%	2.54%	338	1-Aug-43	97.75	7.54%	2.00%
Total Mortgage-backed Pass-through	1,486,787	96.0%	4.28%	319	1-Dec-44	92.96	7.67%	2.00%
Interest-Only Securities	46,611	3.0%	3.95%	248	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	15,773	1.0%	6.23%	308	25-Apr-41	NA	6.39%	NA
Total Structured RMBS	62,384	4.0%	4.52%	263	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$1,549,171	100.0%	4.29%	317	1-Dec-44	NA	NA	NA

($ in thousands)
	December 31, 2015		December 31, 2014
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,747,699	81.0%	$1,243,923	80.3%
Freddie Mac	394,256	18.3%	296,203	19.1%
Ginnie Mae	16,055	0.7%	9,045	0.6%
Total Portfolio	$2,158,010	100.0%	$1,549,171	100.0%

	December 31, 2015	December 31, 2014
Weighted Average Pass-through Purchase Price	$108.05	$107.88
Weighted Average Structured Purchase Price	$14.18	$13.67
Weighted Average Pass-through Current Price	$107.56	$108.59
Weighted Average Structured Current Price	$14.17	$13.65
Effective Duration (1)	2.753	2.291

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.753 indicates that an interest rate increase of 1.0% would be expected to cause a 2.753% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2015.  An effective duration of 2.291 indicates that an interest rate increase of 1.0% would be expected to cause a 2.291% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2014. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2015 and 2014.

($ in thousands)
	2015			2014
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,621,132	107.96	2.46%	$2,135,392	108.09	2.68%
Structured RMBS	65,899	14.82	3.54%	56,890	14.91	-1.60%

Borrowings

As of December 31, 2015, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 16 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest rates that are based on a spread to LIBOR.  During the fourth quarter of 2015 the Company, through its captive insurance subsidiary Orchid Island Casualty, LLC, became a member of the Federal Home Loan Bank (FHLB) of Cincinnati and received its first advance in December of 2015.  On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Administration (FHFA) issued a final ruling that, among other things, eliminated the ability of captive insurance subsidiaries such as Orchid Island Casualty, LLC from receiving advances from the FHLB of Cincinnati.  While the Company no longer has access to advances from the FHLB of Cincinnati, we believe our other established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2015, we had obligations outstanding under the repurchase agreements of approximately $1,798.8 million with a net weighted average borrowing cost of 0.64%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 4 to 43 days, with a weighted average remaining maturity of 15 days.  Securing the repurchase agreement obligations as of December 31, 2015 are RMBS with an estimated fair value, including accrued interest, of approximately $1,909.3 million and a weighted average maturity of 313 months, and cash pledged to counterparties of approximately $4.0 million.  Through February 25, 2016, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2015 with maturities through May 4, 2016.

As of December 31, 2015, our subsidiary had approximately $187.5 million of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.42% and a weighted average remaining term to maturity of 22 days. These advances were secured by RMBS with a fair value, including accrued interest of approximately $192.2 million as of December 31, 2015.  All FHLB advances were refinanced through repurchase agreements subsequent to December 31, 2015.

The table below presents information about our period end and average borrowing obligations for each quarter in 2015 and 2014.

(dollars in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
December 31, 2015	$1,986,313	$1,964,806	$21,507	1.09%
September 30, 2015	1,943,299	1,978,685	(35,386)	(1.79)%
June 30, 2015	2,014,071	1,736,781	277,290	15.97	%(1)
March 31, 2015	1,459,490	1,448,071	11,419	0.79%
December 31, 2014	1,436,651	1,346,314	90,337	6.71%
September 30, 2014	1,255,978	1,019,839	236,139	23.15	%(2)
June 30, 2014	783,701	717,474	66,227	9.23%
March 31, 2014	651,246	484,902	166,344	34.30	%(3)

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

Our strategy for hedging our funding costs typically involves taking short positions in Eurodollar futures, T-Note futures, swaptions or other instruments. Since inception we have primarily used short positions in Eurodollar futures.  When the market causes these short positions to decline in value we are required to meet margin calls with cash.  This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the Eurodollar related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2015, haircuts on our pledged collateral remained stable and as of December 31, 2015, our weighted average haircut was approximately 5.5% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$1,798,813	$-	$-	$-	$1,798,813
Interest expense on repurchase agreements(1)	1,324	-	-	-	1,324
FHLB advances(2)	187,500	-	-	-	187,500
Interest expense on FHLB advances(2)	65	-	-	-	65
Totals	$1,987,702	$-	$-	$-	$1,987,702

(1)	Interest expense on repurchase agreements is based on current interest rates as of December 31, 2015 and the remaining term of the liabilities existing at that date.
(2)	Subsequent to December 31, 2015, all FHLB advances, including accrued interest, have been refinanced through repurchase agreements.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of December 31, 2015, we had cash and cash equivalents of $57.2 million.  We generated cash flows of $282.2 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $1,782.1 million during the year ended December 31, 2015.

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

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through December 31, 2015, we issued a total of 6,221,102 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015 the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. Through December 31, 2015, we repurchased a total of 1,216,243 shares for aggregate costs of approximately $10.8 million, net of commissions and fees.

Outlook

Interest Rates

Global interest rate and capital markets volatility continued throughout the fourth quarter of 2015. The uncertainty over when the Federal Reserve would begin to raise the target Federal Funds rate finally was resolved on December 16, 2015, when the Federal Reserve Open Market Committee (“FOMC”) announced that it was increasing the target Federal Funds rate by 0.25%.  Although interest rates on longer-dated bonds initially increased in the aftermath of the FOMC’s announcement, mortgage spreads tightened during the fourth quarter, continuing to put downward pressure on net interest margin for many firms that primarily invest in mortgage-backed securities (“MBS”). We continue to see a relatively tight yield curve, making the investing environment difficult.

While the U.S. economy generally appears to be on a trajectory of slow, sustainable growth, many economic indicators were less positive in the fourth quarter and full year 2015 relative to 2014. The consensus forecast for first quarter of 2016 economic growth in the U.S. remains at approximately 2.5%, accompanied by marginal growth in payrolls and inflation. Some analysts have far lower expectations for 2016 annual growth, citing difficult economic conditions in countries as varied and diverse as China, Canada and Brazil. Some data suggest that American consumers are making fewer purchases and taking on less additional debt than in previous quarters, hindering GDP growth. In addition, wage growth and commodity prices remain weak, suggesting continued sluggish economic growth globally.

The Federal Reserve, in its December 16, 2015 announcement, cautioned capital markets to anticipate the possibility of one or more additional increases in the Federal Funds Rate in 2016, depending on future growth in inflation and other economic indicators. Federal Reserve Chair Janet Yellen, in her remarks following the December FOMC policy meeting, stated that monetary policy remains “accommodative” following the initial rise in the Federal Funds Rate. Together with increasingly negative economic data reported to date in 2016, many market participants are increasingly skeptical of additional increases in the Federal Funds Rate in the foreseeable future. We do not share this view and anticipate the Fed will indeed raise rates again this year and next, albeit at a more gradual pace than envisioned by the Fed last December.  We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of interest rates in the U.S., with the uncertainty that this dynamic creates further enhancing volatility in the interest rate and fixed income markets.

With the flattening of the yield curve, a higher cost of capital for the Company is evident, which could, in the longer-term, lead to narrowing net interest margins and lower yields on existing Agency MBS. Home sales and new single-family home construction remain relatively slow due, in part, to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a shortage of mortgage origination, resulting in low Agency MBS issuance. The Federal Reserve’s purchases of Agency MBS through reinvesting principal and interest payments it receives on its existing Agency MBS portfolio have continued to dominate the Agency MBS markets, where many participants perceive a lack of liquidity. The Federal Reserve purchases have contributed to strong Agency MBS demand and limited new investment opportunities in the fourth quarter of 2015. While the Federal Reserve has not indicated when it will cease or reduce its Agency MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase Freddie Mac and Fannie Mae MBS, as the Basel III liquidity coverage ratio rules provide lower quality liquid asset credit for such securities on their balance sheet than for cash, U.S. Treasuries and MBS issued by Ginnie Mae.

While there are signs that slow and steady economic growth will continue to persist in the United States, uncertainty continues to dominate the market. We believe the general business environment will continue to be challenging for the rest of 2016. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, and liquidity in the financial system. We do not anticipate the U.S. moving into a negative interest rate environment, and believe that the Fed will continue to remove accommodation at a very slow rate.  Our portfolio positioning is therefore unlikely to change materially over the course of the year.  We will continue to closely monitor the developments in the market and may seek to re-align our strategy as we evaluate the opportunities across the spectrum in the mortgage industry and other types of assets in a continuing effort to seek the highest risk-adjusted returns for our capital.

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

We expect debate and discussion on residential housing and mortgage reform to continue in 2016.  However, we cannot be certain if H.R. 1491, the Regulatory Relief Bill or any other housing- and/or mortgage-related bill will be approved by Congress, and if so, what the effect will be.

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the “Final Rule”). The Final Rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Orchid Island Casualty, LLC (“Orchid Island Casualty”), from being eligible for membership in the Federal Home Loan Bank (“FHLB”) system. Under the Final Rule, there is a one-year transition period from the effective date of February 19, 2016 within which the FHLBs must wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Orchid Island Casualty (“Post-NPR Captives”). The Final Rule also precludes the FHLBs from making any new advances or extending existing advances to Post-NPR Captives. In addition, upon the termination of membership, the FHLBs must liquidate all outstanding advances to Post-NPR Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Post-NPR Captive in accordance with the Final Rule. Therefore, Orchid Island Casualty, along with all other Post-NPR Captives, must completely wind down all business relationships with the FHLB of Cincinnati (“FHLBC”), including the repayment of all outstanding advances, prior to or simultaneously with the termination of Orchid Island Casualty’s membership with the FHLBC.

The adopting release for the Final Rule expressly invited Congress to address the treatment of Post-NPR Captives with respect to membership in the FHLB. In October 2015, Reps. Blaine Luetkemeyer (R-Mo.), Denny Heck (D-Wash.), Patrick McHenry (R-N.C.) and John Carney (D-Del.) introduced H.R. 3808, a bill that would have preemptively prevented the FHFA from adopting the Final Rule in such a way that would foreclose membership in the FHLB to captive insurance companies. There can be no way of predicting if any subsequent legislation addressing the status of Post-NPR Captives with respect to the FHLB will be proposed in either house of Congress, the likelihood of passage of any such legislation, and the ultimate effects, if any, on the availability of short-term, low-cost funding provided by the FHLBs to Post-NPR Captives subsequent to the enactment of any such legislation.

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

We believe that we have ample borrowing capacity. However, since January 12, 2016, in response to the Final Rule on FHLB membership (described above), we replaced $187.5 million of FHLB advances held as of December 31, 2015 with borrowings from other counterparties under repurchase agreements. The Final Rule on FHLB membership requires the termination of the Company's captive insurance subsidiary's FHLBC membership prior to February 19, 2017. The Company does not expect these regulatory changes to materially adversely affect its core business and operations.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

Over the past quarter the spread between short and long-term interest rates has increased, but has not positively affected our net interest margin as spreads between Agency RMBS and benchmark interest rates have widened. However, prepayment rates have declined to the benefit of our net interest margin. The market remains highly uncertain regarding when or by how much the Federal Reserve will increase interest rates or what the growth prospects are for the global economy. Economic data, as it is released, continues to have a significant impact in shaping market expectations.  These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. Management has identified its most critical accounting policies:

Mortgage-Backed Securities

Our investments in Agency RMBS are accounted for under the fair value option. We acquire our Agency RMBS for the purpose of generating long-term returns, and not for the short-term investment of idle capital. Changes in the fair value of securities accounted for under the fair value option are reflected as part of our net income or loss in our consolidated statement of operations, as opposed to a component of other comprehensive income in our statement of stockholders’ equity if they were instead reclassified as available-for-sale securities. We elected to account for all of our Agency RMBS under the fair value option in order to reflect changes in the fair value of our Agency RMBS in our consolidated statement of operations, which we believe more appropriately reflects the results of our operations for a particular reporting period. GAAP requires the use of a three-level valuation hierarchy to disclose the classification of fair value measurements used for determining the fair value of our Agency RMBS. These levels include:

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

Derivative Financial Instruments

We use derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and we may continue to do so in the future. The principal instruments that we have used to date are T-Note and Eurodollar futures contracts and interest rate swaptions, but we may enter into other derivatives in the future.

We purchase a portion of our Agency RMBS through forward settling transactions, including “to-be-announced” (“TBA”) securities transactions.  At times when market conditions are conducive, we may choose to move the settlement of these TBA securities transactions out to a later date by entering into an offsetting short position, which is then net settled for cash, and simultaneously entering into a substantially similar TBA securities trade for a later settlement date.  Such a set of transactions is referred to as a TBA “dollar roll” transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to us for foregoing net interest margin and is referred to as TBA “dollar roll income.”  Specified pools of mortgage loans can also be the subject of a dollar roll transaction, when market conditions allow.

We account for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if we cannot assert that it is probable at the inception of the TBA transaction, and throughout its term, that we will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade. We account for TBA dollar roll transactions as a series of derivative transactions. Gains, losses and dollar roll income associated with TBA securities transactions and dollar roll transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.  The fair value of TBA securities is estimated based on similar methods used to value RMBS securities.

We have elected not to treat any of our derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of our portfolio assets under the fair value option election. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

Repurchase Agreements

We finance the acquisition of a portion of our Agency RMBS through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, which due to their short term nature approximate fair value.

In instances where we acquire Agency RMBS through repurchase agreements with the same counterparty from whom the Agency RMBS were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase Agency RMBS as a derivative instrument if the transaction does not comply with the criteria in FASB ASC 860, Transfers and Servicing, for gross presentation. If the transaction complies with the criteria for gross presentation, we present the assets and the related financing on a gross basis in our consolidated balance sheets, and the corresponding interest income and interest expense in our consolidated statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in Agency RMBS as a mortgage related receivable from the counterparty on our consolidated balance sheet.

Income Recognition

Since we commenced operations, we have elected to account for all of our Agency RMBS under the fair value option.

All of our Agency RMBS are either pass-through securities or structured Agency RMBS, including CMOs, IOs, IIOs or POs. Income on pass-through securities, POs and CMOs that contain principal balances is based on the stated interest rate of the security. As a result of accounting for our RMBS under the fair value option, premium or discount present at the date of purchase is not amortized. For IOs, IIOs and CMOs that do not contain principal balances, income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments, current interest rates and current asset prices. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security. Changes in fair value of all of our Agency RMBS during the period are recorded in earnings and reported as unrealized gains (losses) on mortgage-backed securities in the accompanying consolidated statements of operations. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Capital Expenditures

At December 31, 2015, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements.

Dividends

In addition to other requirements that must be satisfied to qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. REIT taxable income (loss) is computed in accordance with the Code, and can be greater than or less than our financial statement net income (loss) computed in accordance with GAAP. These book to tax differences primarily relate to the recognition of interest income on RMBS, unrealized gains and losses on RMBS, and the amortization of losses on derivative instruments that are treated as funding hedges for tax purposes.

In general, dividends declared by us will be considered ordinary income to stockholders for U.S. federal income tax purposes.  From time to time, a portion of our dividends may be characterized as capital gains or return of capital.  For the tax periods ended December 31, 2015 and 2014, all income distributed in the form of dividends declared was considered characterized as ordinary income. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share data)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2016
February 10, 2016	February 24, 2016	February 29, 2016	$0.140	$3,049
January 11, 2016	January 26, 2016	January 29, 2016	0.140	3,049
Totals			$0.280	$6,098
2015
December 10, 2015	December 24, 2015	December 30, 2015	$0.140	$3,048
November 10, 2015	November 24, 2015	November 30, 2015	0.140	3,051
October 8, 2015	October 26, 2015	October 30, 2015	0.140	3,051
September 11, 2015	September 25, 2015	September 30, 2015	0.140	3,069
August 11, 2015	August 26, 2015	August 31, 2015	0.140	3,132
July 9, 2015	July 27, 2015	July 31, 2015	0.140	3,218
June 9, 2015	June 22, 2015	June 30, 2015	0.180	4,057
May 11, 2015	May 26, 2015	May 29, 2015	0.180	3,580
April 9, 2015	April 27, 2015	April 30, 2015	0.180	3,303
March 10, 2015	March 27, 2015	March 31, 2015	0.180	3,205
February 10, 2015	February 25, 2015	February 27, 2015	0.180	3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.180	3,017
Totals			$1.920	$38,748
2014
December 9, 2014	December 26, 2014	December 30, 2014	$0.180	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.180	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.180	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.180	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.180	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.180	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925
Totals			$2.160	$22,643

(in thousands, except per share data)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2013
December 11, 2013	December 26, 2013	December 30, 2013	$0.180	$603
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451
Totals			$1.395	$4,662

(1)	The effect of the dividends declared during 2016 is not reflected in the Company’s consolidated financial statements as of December 31, 2015.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our consolidated financial statements are prepared in accordance with GAAP and our distributions will be determined by our Board of Directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2015 and 2014, assuming rates instantaneously fall 100 basis points (“bps”), fall 50bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2015 and 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2015
-100 Basis Points	(0.03)%	(0.21)%
-50 Basis Points	0.20%	1.75%
+50 Basis Points	(0.72)%	(6.16)%
+100 Basis Points	(2.10)%	(17.90)%
As of December 31, 2014
-100 Basis Points	(0.79)%	(5.63)%
-50 Basis Points	(0.13)%	(0.89)%
+50 Basis Points	(0.30)%	(2.10)%
+100 Basis Points	(0.94)%	(6.64)%

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

Spread Risk

When the market spread widens between the yield on our Agency RMBS and benchmark interest rates, our net book value could decline if the value of our Agency RMBS fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use futures contracts and interest rate swaptions to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2015, we had unrestricted cash and cash equivalents of $57.2 million and unpledged securities of approximately $62.4 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Orchid Island Capital, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Orchid Island Capital, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

West Palm Beach, Florida February 25, 2016	/s/ BDO USA, LLP Certified Public Accountants

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 and 2014
($ in thousands, except per share data)

	2015	2014
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$2,095,574	$1,517,304
Unpledged	62,436	31,867
Total mortgage-backed securities	2,158,010	1,549,171
Cash and cash equivalents	57,229	93,137
Restricted cash	12,730	7,790
Accrued interest receivable	8,490	6,211
Derivative assets, at fair value	669	1,217
Other assets	4,709	282
Total Assets	$2,241,837	$1,657,808

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$1,798,813	$1,436,651
FHLB advances	187,500	-
Accrued interest payable	863	628
Due to affiliates	465	330
Other liabilities	941	2,121
Total Liabilities	1,988,582	1,439,730

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of December 31, 2015 and 2014	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized, 21,749,490 and
16,699,656 shares issued and outstanding as of December 31, 2015 and 2014, respectively	217	167
Additional paid-in capital	253,038	217,419
Retained earnings	-	492
Total Stockholders' Equity	253,255	218,078
Total Liabilities and Stockholders' Equity	$2,241,837	$1,657,808
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013
($ in thousands, except per share data)

	2015	2014	2013
Interest income	$68,811	$31,804	$9,199
Interest expense	(7,271)	(3,031)	(1,126)
Net interest income	61,540	28,773	8,073
Realized (losses) gains on mortgage-backed securities	(1,411)	2,791	(1,198)
Unrealized (losses) gains on mortgage-backed securities	(28,274)	11,368	(10,733)
(Losses) gains on derivative instruments	(22,890)	(13,925)	4,828
Net portfolio income	8,965	29,007	970

Expenses:
Management fees	3,978	2,013	664
Allocated overhead	1,064	390	14
Accrued incentive compensation	646	500	-
Directors' fees and liability insurance	983	569	290
Audit, legal and other professional fees	706	588	420
Direct REIT operating expenses	241	182	164
Other administrative	276	246	116
Total expenses	7,894	4,488	1,668

Net income (loss)	$1,071	$24,519	$(698)

Basic and diluted net income (loss) per share	$0.05	$2.48	$(0.23)

Weighted Average Shares Outstanding	20,266,706	9,890,058	3,011,912
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
($ in thousands, except per share data)

			(Accumulated
		Additional	Deficit )/
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balances, January 1, 2013	$2	$15,409	$(686)	$14,725
Net loss	-	-	(698)	(698)
Cash dividends declared, $1.395 per share	-	(4,662)	-	(4,662)
Issuance of common stock pursuant to public offering	23	35,377	-	35,400
Issuance of common stock pursuant to stock dividend	8	(8)	-	-
Balances, December 31, 2013	33	46,116	(1,384)	44,765
Net income	-	-	24,519	24,519
Cash dividends declared, $2.160 per share	-	-	(22,643)	(22,643)
Issuance of common stock pursuant to public offerings	134	171,161	-	171,295
Issuance of common stock pursuant to equity
compensation plan	-	77	-	77
Amortization of equity compensation	-	65	-	65
Balances, December 31, 2014	167	217,419	492	218,078
Net income	-	-	1,071	1,071
Cash dividends declared, $1.920 per share	-	(37,185)	(1,563)	(38,748)
Issuance of common stock pursuant to public offerings	62	83,213	-	83,275
Issuance of common stock pursuant to equity
compensation plan	-	287	-	287
Amortization of equity compensation	-	144	-	144
Shares repurchased and retired	(12)	(10,840)	-	(10,852)
Balances, December 31, 2015	$217	$253,038	$-	$253,255
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
($ in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,071	$24,519	$(698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	431	142	-
Realized and unrealized losses (gains) on mortgage-backed securities	29,685	(14,159)	11,931
Realized and unrealized losses on interest rate swaptions	1,648	4,439	-
Realized and unrealized gains on forward settling to-be-announced securities	(386)	-	-
Changes in operating assets and liabilities:
Accrued interest receivable	(2,279)	(4,652)	(1,119)
Other assets	(19)	(105)	(119)
Accrued interest payable	235	536	37
Other liabilities	184	678	(60)
Due to affiliates	135	248	127
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,705	11,646	10,099

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,687,031)	(2,192,282)	(687,584)
Sales	1,832,194	928,009	408,982
Principal repayments	215,658	80,486	30,778
Purchases of FHLB stock	(3,753)	-	-
Increase in restricted cash	(4,940)	(5,344)	(1,997)
Proceeds from net settlement of to-be-announced securities	386	-	-
Purchase of interest rate swaptions, net of margin cash received	(2,464)	(4,292)	-
NET CASH USED IN INVESTING ACTIVITIES	(649,950)	(1,193,423)	(249,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	18,867,303	7,663,332	3,319,670
Principal payments on repurchase agreements	(18,505,141)	(6,545,239)	(3,105,054)
Proceeds from FHLB advances	187,500	-	-
Cash dividends	(38,748)	(22,643)	(4,662)
Proceeds from issuance of common stock, net of issuance costs	83,275	171,295	35,400
Common stock repurchases	(10,852)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	583,337	1,266,745	245,354

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,908)	84,968	5,632
CASH AND CASH EQUIVALENTS, beginning of the year	93,137	8,169	2,537
CASH AND CASH EQUIVALENTS, end of the year	$57,229	$93,137	$8,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,036	$2,495	$1,089

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of common stock to Bimini Capital Management, Inc. pursuant to stock dividend	$-	$-	$8
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 20, 2013, Orchid completed the initial public offering (“IPO”) of its common stock in which it sold approximately 2.4 million shares of its common stock and raised gross proceeds of $35.4 million which were invested in RMBS that are issued and the principal and interest of which are guaranteed by a federally chartered corporation or agency (“Agency RMBS”) on a leveraged basis. Orchid is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Orchid completed a secondary offering of 1,800,000 shares of common stock on January 23, 2014.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The aggregate net proceeds to Orchid were approximately $24.2 million which were invested in Agency RMBS on a leveraged basis.

Orchid completed a secondary offering of 3,200,000 shares of common stock on March 24, 2014.  The underwriters exercised their overallotment option in full for an additional 480,000 shares on April 11, 2014.  The aggregate net proceeds to Orchid were approximately $44.0 million which were invested in Agency RMBS on a leveraged basis.

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

On March 2, 2015, Orchid entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through December 31, 2015, the Company issued a total of 6,221,102 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015 the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. Through December 31, 2015, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, net of commissions and fees.

Basis of Presentation, Consolidation and Use of Estimates

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of mortgage backed securities and derivatives.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2015, restricted cash consisted of $8.5 million of cash held by a broker as margin on futures contracts and $4.0 million of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2014 restricted cash consisted of approximately $5.2 million of cash held by a broker as margin on futures contracts and $2.6 million of cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2015, the Company’s cash deposits exceeded federally insured limits by approximately $55.2 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company has elected to account for its investment in RMBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT RMBS securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on MBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of RMBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations.

FHLB Stock

The Company's wholly-owned subsidiary, Orchid Island Casualty, LLC, is a member of, and owns capital stock in, the Federal Home Loan Bank of Cincinnati (“FHLBC”). As a condition of its membership in the FHLBC, the subsidiary is required to maintain a FHLBC stock investment, both for membership and for the level of advances from the FHLBC to the subsidiary. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other assets". The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320.  See Note 3 for more information about the subsidiary’s membership in the FHLBC.

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

The Company purchases a portion of its Agency RMBS through forward settling transactions, including “to-be-announced” (“TBA”) securities transactions.  At times when market conditions are conducive, the Company may choose to move the settlement of these TBA securities transactions out to a later date by entering into an offsetting short position, which is then net settled for cash, and simultaneously entering into a substantially similar TBA securities trade for a later settlement date.  Such a set of transactions is referred to as a TBA “dollar roll” transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the “price drop.”  The price drop represents compensation to the Company for foregoing net interest margin and is referred to as TBA “dollar roll income.”  Specified pools of mortgage loans can also be the subject of a dollar roll transaction, when market conditions allow.

The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception of the TBA transaction, or throughout its term, that it will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade. The Company accounts for TBA dollar roll transactions as a series of derivative transactions. Gains, losses and dollar roll income associated with TBA securities transactions and dollar roll transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.  The fair value of TBA securities is estimated based on similar methods used to value RMBS securities.

The Company has elected not to treat any of its derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of its portfolio assets under the fair value option election. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar and T-Note futures contracts, interest rate swaptions and TBA securities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due to affiliates, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying values as of December 31, 2015 and December 31, 2014 due to the short-term nature of these financial instruments.

Repurchase Agreements

The Company finances the acquisition of the majority of its RMBS through the use of repurchase agreements under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, the Company accounts for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions.  The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015.  The ASU is not expected to materially impact the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of December 31, 2015 and 2014:

(in thousands)
	December 31, 2015	December 31, 2014
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$52,238	$70,400
Adjustable-rate Mortgages	2,976	3,794
Fixed-rate Mortgages	2,000,623	1,412,593
Total Pass-Through Certificates	2,055,837	1,486,787
Structured RMBS Certificates:
Interest-Only Securities	61,574	46,611
Inverse Interest-Only Securities	40,599	15,773
Total Structured RMBS Certificates	102,173	62,384
Total	$2,158,010	$1,549,171

The following table summarizes the Company’s RMBS portfolio as of December 31, 2015 and 2014, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31, 2015	December 31, 2014
Greater than five years and less than ten years	$835	$967
Greater than or equal to ten years	2,157,175	1,548,204
Total	$2,158,010	$1,549,171

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

    The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions and a secured borrowing facility with the FHLBC. Interest rates on the borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2015, the Company had met all margin call requirements.
Repurchase Agreements

As of December 31, 2015 and 2014, the Company had outstanding repurchase obligations of approximately $1,798.8 million with a net weighted average borrowing rate of 0.64%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,909.3 million, and cash pledged to the counterparties of approximately $4.0 million.  As of December 31, 2014, the Company had outstanding repurchase obligations of approximately $1,436.7 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,522.9 million, and cash pledged to the counterparties of approximately $2.6 million.

As of December 31, 2015 and 2014, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2015
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,894,491	$14,801	$-	$1,909,292
Repurchase agreement liabilities associated with
these securities	$-	$1,789,338	$9,475	$-	$1,798,813
Net weighted average borrowing rate	-	0.64%	1.19%	-	0.64%
December 31, 2014
Fair market value of securities pledged, including
accrued interest receivable	$-	$984,823	$534,238	$3,844	$1,522,905
Repurchase agreement liabilities associated with
these securities	$-	$929,831	$502,947	$3,873	$1,436,651
Net weighted average borrowing rate	-	0.36%	0.37%	0.38%	0.36%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2015, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $113.7 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2015 and 2014.

FHLB Advances

In December 2015, our wholly-owned subsidiary, Orchid Island Casualty, LLC, was accepted for membership in the FHLBC.  As of December 31, 2015, our subsidiary had approximately $187.5 million of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.42% and a weighted average remaining term to maturity of 22 days. These advances were secured by RMBS with a fair value, including accrued interest of approximately $192.2 million as of December 31, 2015. This agreement also required our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of December 31, 2015, our subsidiary held FHLBC stock with a cost basis of approximately $3.8 million that is included in other assets in our consolidated balance sheets.

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency (“FHFA”), released a final rule that amends regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, our subsidiary is required to terminate its membership, redeem existing FHLBC stock, and repay its existing advances within one year following the effective date of the final rule. In addition, our subsidiary is prohibited from obtaining new advances or renewing existing advances upon their maturity during the one year transition period. The final rule became effective on February 19, 2016. Subsequent to December 31, 2015, all of our subsidiary’s outstanding advances, including accrued interest, have been refinanced through repurchase agreements.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivatives and other hedging contracts.  To date, the Company has entered into Eurodollar and T-Note futures contracts and interest rate swaptions, but may enter into other contracts in the future.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

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

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of December 31, 2015 and 2014.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	2015	2014
Assets
Futures - Margin posted to counterparty	Restricted cash	$8,483	$5,174
Receiver swaptions	Derivative assets, at fair value	669	-
Payer swaptions	Derivative assets, at fair value	-	1,217
		$9,152	$6,391
Liability
Payer swaptions - Margin posted by counterparty	Other liabilities	$-	$(1,364)

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-Note futures positions at December 31, 2015 and 2014.

($ in thousands)
	December 31, 2015
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2016	900,000	1.51%	0.98%	(4,718)
2017	900,000	2.31%	1.59%	(6,550)
2018	900,000	2.77%	1.99%	(7,060)
2019	900,000	2.56%	2.17%	(865)
Total / Weighted Average	$900,000	2.23%	1.57%	$(19,193)

Treasury Note Futures Contracts (Short Position)(2)
March 2016 10 year T-Note futures
(Mar 2016 - Mar 2026 Hedge Period)	$185,000	1.99%	1.95%	$1,091

($ in thousands)
	December 31, 2014
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2015	$650,000	0.79%	0.63%	$(1,039)
2016	800,000	1.52%	1.54%	139
2017	800,000	2.36%	2.23%	(1,041)
2018	800,000	2.94%	2.54%	(2,361)
Total / Weighted Average	$760,000	1.88%	1.73%	$(4,302)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $125.91 at December 31, 2015. The nominal value of the short position was $232.9 million.

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2015 and 2014.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
December 31, 2015 - Receiver Swaptions
≤ 1 year	$1,100	$669	4.2	$100,000	1.77%	3 Month	5.0
December 31, 2014 - Payer Swaptions
≤ 1 year	$5,350	$1,217	6.2	$375,000	2.79%	3 Month	7.3

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

(in thousands)
	2015	2014	2013
Eurodollar futures contracts (short positions)	$(17,741)	$(9,558)	$4,828
T-Note futures contract (short position)	(3,887)	72	-
Receiver swaptions	(431)	-	-
Payer swaptions	(1,217)	(4,439)	-
Net TBA securities	386	-	-
	$(22,890)	$(13,925)	$4,828

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments are included in restricted cash on our consolidated balance sheets.

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2015 and 2014.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2015
Derivative assets - Receiver swaptions	$669	$-	$669	$(669)	$-	$-
December 31, 2014
Derivative assets - Payer swaptions	$1,217	$-	$1,217	$-	$(1,217)	$-

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2015
Repurchase Agreements	$1,798,813	$-	$1,798,813	$(1,794,816)	$(3,997)	$-
December 31, 2014
Repurchase Agreements	$1,436,651	$-	$1,436,651	$(1,434,035)	$(2,616)	$-

The amounts disclosed for collateral received by or posted to the same counterparty up to and not exceeding the net amount of the asset or liability presented in the consolidated balance sheet.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented. See Notes 3 and 4 for a discussion of collateral posted or received against or for repurchase obligations and derivative instruments.

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

Because the Company’s Board of Directors believes it is at present essential for us to qualify as a REIT, our charter provides that, subject to certain exceptions, no person or entity may beneficially or constructively own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, or the ownership limit.

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

Common Stock Issuances

During 2015 and 2014, the Company completed the following public offerings of its common stock.

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
(3)
The Company has entered into three equity distribution agreements, two of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company’s common stock in at the market and privately negotiated transactions from time to time.  As of December 31, 2015, shares with a value of $15.0 million remain available for issuance under the March 2015 Equity Distribution Agreement.

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

Through December 31, 2015, the Company repurchased a total of 1,216,243 shares under the stock repurchase program at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.

($ in thousands, except per share amounts)
	Weighted
	Average
	Price
	Paid	Shares	Net
Period	Per Share	Repurchased	Cost
2015
Third Quarter	$8.89	1,069,720	$9,512
Fourth Quarter	9.14	146,523	1,340

Stock Dividend

On February 14, 2013, Orchid’s Board of Directors declared a stock dividend whereby 5.37 shares of common stock were issued for each share of common stock outstanding. The 827,555 shares distributed pursuant to this dividend were issued to Bimini on February 20, 2013, immediately prior to the Company’s IPO.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock since its IPO.

(in thousands, except per share data)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2016
February 10, 2016(1)	February 24, 2016	February 29, 2016	$0.140	$3,049
January 11, 2016(1)	January 26, 2016	January 29, 2016	0.140	3,049
Totals			$0.280	$6,098
2015
December 10, 2015	December 24, 2015	December 30, 2015	$0.140	$3,048
November 10, 2015	November 24, 2015	November 30, 2015	0.140	3,051
October 8, 2015	October 26, 2015	October 30, 2015	0.140	3,051
September 11, 2015	September 25, 2015	September 30, 2015	0.140	3,069
August 11, 2015	August 26, 2015	August 31, 2015	0.140	3,132
July 9, 2015	July 27, 2015	July 31, 2015	0.140	3,218
June 9, 2015	June 22, 2015	June 30, 2015	0.180	4,057
May 11, 2015	May 26, 2015	May 29, 2015	0.180	3,580
April 9, 2015	April 27, 2015	April 30, 2015	0.180	3,303
March 10, 2015	March 27, 2015	March 31, 2015	0.180	3,205
February 10, 2015	February 25, 2015	February 27, 2015	0.180	3,017
January 13, 2015	January 26, 2015	January 30, 2015	0.180	3,017
Totals			$1.920	$38,748

(in thousands, except per share data)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2014
December 9, 2014	December 26, 2014	December 30, 2014	$0.180	$3,004
November 12, 2014	November 25, 2014	November 28, 2014	0.180	2,737
October 9, 2014	October 28, 2014	October 31, 2014	0.180	2,358
September 9, 2014	September 25, 2014	September 30, 2014	0.180	2,348
August 12, 2014	August 26, 2014	August 29, 2014	0.180	1,999
July 10, 2014	July 28, 2014	July 31, 2014	0.180	1,759
June 11, 2014	June 25, 2014	June 30, 2014	0.180	1,712
May 8, 2014	May 27, 2014	May 30, 2014	0.180	1,641
April 8, 2014	April 25, 2014	April 30, 2014	0.180	1,636
March 11, 2014	March 26, 2014	March 31, 2014	0.180	1,550
February 11, 2014	February 25, 2014	February 28, 2014	0.180	974
January 9, 2014	January 27, 2014	January 31, 2014	0.180	925
Totals			$2.160	$22,643
2013
December 11, 2013	December 26, 2013	December 30, 2013	$0.180	$603
November 12, 2013	November 25, 2013	November 27, 2013	0.135	451
October 10, 2013	October 25, 2013	October 31, 2013	0.135	451
September 10, 2013	September 25, 2013	September 30, 2013	0.135	451
August 12, 2013	August 26, 2013	August 30, 2013	0.135	451
July 9, 2013	July 25, 2013	July 31, 2013	0.135	451
June 10, 2013	June 25, 2013	June 28, 2013	0.135	451
May 9, 2013	May 28, 2013	May 31, 2013	0.135	451
April 10, 2013	April 25, 2013	April 30, 2013	0.135	451
March 8, 2013	March 25, 2013	March 27, 2013	0.135	451
Totals			$1.395	$4,662

(1)	The effect of the dividends declared during 2016 is not reflected in the Company’s consolidated financial statements as of December 31, 2015.

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

Restricted Stock Awards

On April 25, 2014, the Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors will have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.  A total of 8,000 shares of restricted stock vested during the year ended December 31, 2015.  There were 16,000 and 24,000 shares of restricted stock that were issued but unvested at December 31, 2015 and December 31, 2014, respectively.

The table below presents information related to the Company’s restricted common stock at December 31, 2015 and 2014.

($ in thousands, except per share data)
	2015		2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	24,000	$12.23	-	$-
Granted	-	-	24,000	12.23
Vested and issued	(8,000)	12.23	-	-
Unvested, end of period	16,000	$12.23	24,000	$12.23

Compensation expense during period		$98		$65
Unrecognized compensation expense, end of period		$130		$228
Intrinsic value, end of period		$159		$318
Weighted-average remaining vesting term (in years)		1.3		2.3

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers and directors. The following table presents information related to fully vested common stock issued during the years ended December 31, 2015 and 2014.

($ in thousands, except per share data)
	2015	2014
Fully vested shares granted(1)(2)	30,535	5,844
Weighted average grant date price	$12.67	$13.16
Compensation expense related to fully vested common share awards(1)	$387	$77

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

Performance Units

The Company may issue performance units under the Incentive Plan to certain executive officers.  “Performance Units” vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company’s common stock, at which time the Performance Unit will be cancelled.  The Performance Units contain non-forfeitable dividend equivalent rights which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer for the Company.  Compensation expense for the Performance Units are recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding for the year ended December 31, 2015.

($ in thousands, except per share data)
Performance units granted during the period	7,508
Weighted average grant date price	$13.32
Compensation expense related to performance units	$46
Intrinsic value, at period end	$75
Unrecognized compensation expense, at period end	$54
Weighted average remaining vesting term (in years), at period end	1.4

NOTE 8.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2015.

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

REIT taxable income (loss) is computed in accordance with the Code, which is different than the Company’s financial statement net income (loss) computed in accordance with GAAP. Book to tax differences primarily relate to the recognition of interest income on RMBS, unrealized gains and losses on RMBS, and the amortization of losses on derivative instruments that are treated as hedges for tax purposes.  All of the Company’s estimated REIT taxable income or loss prior to the completion of the Company’s IPO is included in the consolidated tax return of Bimini.

In general, dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  For the tax periods ended December 31, 2015 and 2014 all income distributed in the form of dividends declared is considered characterized as ordinary income.

As of December 31, 2015, we had distributed all of our estimated REIT taxable income through fiscal year 2015. The Company has elected to treat approximately $0.4 million of the January 2015 dividend as having been paid with respect to 2014, respectively in order to reduce REIT taxable income to zero for 2014.  Accordingly, no income tax provision was recorded for 2015 and 2014.

NOTE 10.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the years ended December 31, 2015 and 2014. The basic and diluted per share computations include these unvested shares of restricted common stock and Performance Units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2015, 2014 and 2013.

(in thousands, except per-share information)
	2015	2014	2013
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income (loss) - Basic and diluted	$1,071	$24,519	$(698)
Weighted average common shares:
Common stock outstanding at the balance sheet date	21,749	16,700	3,342
Unvested dividend-eligible share based compensation
outstanding at the balance sheet date	24	24	-
Effect of weighting	(1,506)	(6,834)	(330)
Weighted average shares-basic and diluted	20,267	9,890	3,012
Income (loss) per common share:
Basic and diluted	$0.05	$2.48	$(0.23)

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

FHLBC stock of approximately $3.8 million at December 31, 2015, is excluded from the table below as the Company accounts for its investment in FHLBC stock as a cost method investment.

RMBS (based on the fair value option), interest rate swaptions and futures contracts were recorded at fair value on a recurring basis during the years ended December 31, 2015, 2014 and 2013. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Mortgage-backed securities	$2,158,010	$-	$2,158,010	$-
Eurodollar and T-Note futures contracts	8,483	8,483	-	-
Receiver swaptions	669	-	669	-
December 31, 2014
Mortgage-backed securities	$1,549,171	$-	$1,549,171	$-
Eurodollar futures contracts	5,174	5,174	-	-
Payer swaptions	1,217	-	1,217	-

During the years ended December 31, 2015, 2014 and 2013, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 12. RELATED PARTY TRANSACTIONS

Management Agreement

At the completion of its IPO, the Company entered into a management agreement with Bimini Advisors (the “Manager”), which provided for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Bimini Advisors is a wholly-owned subsidiary of Bimini. Under the terms of the management agreement, Bimini Advisors is responsible for administering the business activities and day-to-day operations of the Company.  Bimini Advisors receives a monthly management fee in the amount of:

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

Total expenses recorded during the years ended December 31, 2015, 2014 and 2013 for the management fee and costs incurred were approximately $5.0 million, $2.4 million and $0.7 million, respectively.

At December 31, 2015 and December 31, 2014, the net amount due to affiliates was approximately $0.5 million and $0.3 million, respectively.

Other Relationships with Bimini

John B. Van Heuvelen, one of our independent director nominees, owns shares of common stock of Bimini. Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, Bimini owns 1,395,036 shares, or 6.4%, or Orchid common stock.

NOTE 13.   QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2015 and 2014.

(in thousands, except per share information)
	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Interest income	$14,614	$16,753	$18,352	$19,092
Interest expense	(1,296)	(1,567)	(2,037)	(2,371)
Net interest income	13,318	15,186	16,315	16,721
Losses	(6,063)	(16,017)	(23,682)	(6,813)
Net portfolio income (loss)	7,255	(831)	(7,367)	9,908

Expenses:
Management fees	855	1,014	1,061	1,048
Other expenses	891	987	989	1,049
Total expenses	1,746	2,001	2,050	2,097

Net income (loss)	$5,509	$(2,832)	$(9,417)	$7,811

Basic and diluted net income (loss) per share	$0.54	(0.14)	$(0.42)	$0.36

Weighted Average Shares Outstanding	16,847	19,752	22,545	21,771

Dividends declared per share	$0.54	$0.54	$0.42	$0.42

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest income	$3,783	$6,589	$9,286	$12,146
Interest expense	(411)	(676)	(818)	(1,126)
Net interest income	3,372	5,913	8,468	11,020
Gains (losses)	758	5,837	(307)	(6,054)
Net portfolio income	4,130	11,750	8,161	4,966

Expenses:
Management fees	303	430	543	737
Other expenses	232	685	850	708
Total expenses	535	1,115	1,393	1,445

Net income	$3,595	$10,635	$6,768	$3,521

Basic and diluted net income per share	$0.71	$1.17	$0.63	$0.24

Weighted Average Shares Outstanding	$5,094	$9,078	$10,710	$14,565

Dividends declared per share	$0.54	$0.54	$0.54	$0.54

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiary is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in its periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

Management’s Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of consolidated financial statements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used criteria set forth Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION

ADDITIONAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of additional material U.S. federal income tax considerations with respect to the purchase, ownership and disposition of our securities, and our qualification and taxation as a REIT under the Code. This summary includes a description of the changes to the Code made by the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”).  This summary supplements and, where applicable, supersedes the discussion under “Material U.S. Federal Income Tax Considerations” in the prospectus dated May 7, 2014 and filed as part of our Registration Statement on Form S-3 (No. 333-195389) (the “Prospectus”), and should be read together with such discussion.

Taxation of Our Company

The first sentence of the fifth to the last bullet point in “Material U.S. Federal Income Tax Considerations—Taxation of Our Company” is replaced in its entirety with the following:

If we acquire any asset from a C corporation, or a corporation generally subject to full corporate-level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax at the highest regular corporate rate applicable if recognize gain on the sale or disposition of the asset during the 5-year period after we acquire the asset.

Requirements for Qualification

The final sentence in the second paragraph of the discussion in the Prospectus under “Material U.S. Federal Income Tax Considerations—Requirements for Qualification—Taxable REIT Subsidiaries” is replaced in its entirety with the following:

Overall, no more than 25% (20% for taxable years beginning with after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

Gross Income Tests

As discussed in the Prospectus under “Material U.S. Federal Income Tax Considerations—Gross Income Tests,” we must satisfy two gross income tests annually to maintain our qualification as a REIT.  Although a debt instrument issued by a “publicly offered REIT” (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Exchange Act) is treated as a “real estate asset” for purposes of the asset tests for taxable years beginning after December 31, 2015, the gain from the sale of such debt instruments is not treated as qualifying income for the 75% gross income test unless the debt instrument is secured by real property or an interest in real property.

Interest.  As discussed in the Prospectus under “Material U.S. Federal Income Tax Considerations—Gross Income Tests—Interest,” interest income generally constitutes qualifying mortgage interest for purposes of the 75% gross income test to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. Except as provided in the following sentence, if we receive interest income with respect to a mortgage loan that is secured by both real and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we agreed to acquire the mortgage loan or on the date we modified the loan (if the modification is treated as “significant modification” for tax purposes), the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. For taxable years beginning after December 31, 2015, in the case of mortgage loans secured by both real property and personal property, if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property securing the loan, then the personal property securing the loan will be treated as real property for purposes of determining whether the mortgage loan is a qualifying asset for the 75% asset test and the related interest income qualifies for purposes of the 75% gross income test.

Hedging Transactions.  The discussion in the Prospectus under “Material U.S. Federal Income Tax Considerations—Gross Income Tests—Hedging Transactions” is supplemented by inserting following after the third sentence in such subsection:

In addition, effective for taxable years beginning after December 31, 2015, if we have entered into a “hedging transaction” as described above (an “Original Hedge”), and a portion of the hedged indebtedness is extinguished or the related property is disposed of and in connection with such extinguishment or disposition we enter into a new clearly identified hedging transaction that would counteract the Original Hedge (a “Counteracting Hedge”), income from the Original Hedge and income from the Counteracting Hedge (including gain from the disposition of the Original Hedge and the Counteracting Hedge) will not be treated as gross income for purposes of the 95% and 75% gross income tests.

Foreclosure Property.  As discussed in the Prospectus under “Material U.S. Federal Income Tax Considerations—Gross Income Tests—Foreclosure Property,” property generally ceases to be foreclosure property as of the close of the third taxable year following the taxable year in which we acquired the property.  However, property shall cease to be foreclosure property on a date prior to such date under certain circumstances, including if the property is used in a trade or business which is conducted by the REIT more than 90 days after the REIT acquires the property.  An exception to this rule provides that such property may be used in such a trade or business if such activity is conducted through an “independent contractor” or, effective for taxable years beginning after December 31, 2015, a TRS.

Asset Tests

As discussed in the Prospectus under “Material U.S. Federal Income Tax Considerations—Asset Tests,” to maintain our qualification as a REIT, we also must satisfy several asset tests at the end of each quarter of each taxable year.  Under the first test described in the Prospectus, at least 75% of the value of our total assets must consist of the items listed in the Prospectus. In addition to those items, qualifying assets for purposes of the 75% asset test include, effective for taxable years beginning after December 31, 2015, (i) personal property leased in connection with real property to the extent that rents attributable to such personal property are treated as “rents from real property” and (ii) debt instruments issued by “publicly offered REITs.”

In addition, the fourth test described in the Prospectus in such subsection is replaced in its entirety by the following:

Fourth, not more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may be represented by the securities of one or more TRSs.

Finally, an additional test, effective for taxable years beginning after December 31, 2015, provides that not more than 25% of the value of our total assets may be represented by debt instruments issued by ‘publicly offered REITs’ to the extent not secured by real property or interests in real property.

Distribution Requirements

The third to last paragraph of the discussion in the Prospectus under “Material U.S. Federal Income Tax Considerations—Distribution Requirements” is replaced in its entirety with the following:

For taxable years beginning on or before December 31, 2014, in order for distributions to be counted towards our distribution requirement, and to provide us with a tax deduction, such distributions must not have been “preferential dividends.” A distribution is not a preferential dividend if it is pro rata among all outstanding shares within a particular class, and is in accordance with the preferences among the different classes of shares as set forth in our organizational documents.  However, for taxable years beginning after December 31, 2014, so long as we continue to be a “publicly offered REIT,” the preferential dividend rule will not apply to us.

Taxation of Non-U.S. Stockholders

The Prospectus discusses the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) exemption on distributions attributable to gain from sales or exchanges by us of United States real property interests (“USRPIs”) with respect to non-U.S. stockholders that own no more than 5% of our stock during the applicable period under “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders.” The FIRPTA exemption limit on distributions on publicly traded REIT stock has been increased from ownership of more than 5% of such stock to ownership of more than 10% of such stock for distributions on or after December 18, 2015. In addition, the Prospectus notes that we may be required to withhold 10% of any distribution that exceeds our current and accumulated earnings and profits. This 10% withholding requirement was increased to 15% under the PATH Act for distributions after February 16, 2016. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any distribution, to the extent we do not do so, we may withhold at a rate of 15% on any portion of a distribution not subject to withholding at a rate of 30%.

In addition, the PATH Act created additional exemptions from FIRPTA applicable to “qualified shareholders” and “qualified foreign pension plans.”  Accordingly, the discussion in the Prospectus is supplemented by inserting the following paragraphs before the final paragraph in the subsection entitled “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders”:

Qualified Shareholders.  Subject to the exception discussed below, any distribution on or after December 18, 2015 to a “qualified shareholder” who holds REIT stock directly or indirectly (through one or more partnerships) will not be subject to U.S. tax as income effectively connected with a U.S. trade or business and thus will not be subject to special withholding rules under FIRPTA. While a “qualified shareholder” will not be subject to FIRPTA withholding on REIT distributions, certain investors of a “qualified shareholder” (i.e., non-U.S. persons who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold more than 10% of the stock of such REIT (whether or not by reason of the investor’s ownership in the “qualified shareholder”)) may be subject to FIRPTA withholding.

In addition, on or after December 18, 2015, a sale of our stock by a “qualified shareholder” who holds such stock directly or indirectly (through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA. As with distributions, certain investors of a “qualified shareholder” (i.e., non-U.S. persons who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold more than 10% of the stock of such REIT (whether or not by reason of the investor’s ownership in the “qualified shareholder”)) may be subject to FIRPTA withholding on a sale of our stock.

A “qualified shareholder” is a foreign person that (i) either is eligible for the benefits of a comprehensive income tax treaty which includes an exchange of information program and whose principal class of interests is listed and regularly traded on one or more recognized stock exchanges (as defined in such comprehensive income tax treaty), or is a foreign partnership that is created or organized under foreign law as a limited partnership in a jurisdiction that has an agreement for the exchange of information with respect to taxes with the United States and has a class of limited partnership units representing greater than 50% of the value of all the partnership units that is regularly traded on the NYSE or NASDAQ markets, (ii) is a qualified collective investment vehicle (defined below), and (iii) maintains records on the identity of each person who, at any time during the foreign person’s taxable year, is the direct owner of 5% or more of the class of interests or units (as applicable) described in (i), above.

A qualified collective investment vehicle is a foreign person that (i) would be eligible for a reduced rate of withholding under the comprehensive income tax treaty described above, even if such entity holds more than 10% of the stock of such REIT, (ii) is publicly traded, is treated as a partnership under the Code, is a withholding foreign partnership, and would be treated as a “United States real property holding corporation” if it were a domestic corporation, or (iii) is designated as such by the Secretary of the Treasury and is either (a) fiscally transparent within the meaning of section 894, or (b) required to include dividends in its gross income, but is entitled to a deduction for distributions to its investors.

Qualified Foreign Pension Funds.  Any distribution on or after December 18, 2015 to a “qualified foreign pension fund” (or an entity all of the interests of which are held by a “qualified foreign pension fund”) who holds REIT stock directly or indirectly (through one or more partnerships) will not be subject to U.S. tax as income effectively connected with a U.S. trade or business and thus will not be subject to special withholding rules under FIRPTA.  In addition, on or after December 18, 2015, a sale of our stock by a “qualified foreign pension fund” that holds such stock directly or indirectly (through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA.

A qualified foreign pension fund is any trust, corporation, or other organization or arrangement (i) which is created or organized under the law of a country other than the United States, (ii) which is established to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (or persons designated by such employees) of one or more employers in consideration for services rendered, (iii) which does not have a single participant or beneficiary with a right to more than 5% of its assets or income, (iv) which is subject to government regulation and provides annual information reporting about its beneficiaries to the relevant tax authorities in the country in which it is established or operates, and (v) with respect to which, under the laws of the country in which it is established or operates, (a) contributions to such organization or arrangement that would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such entity or taxed at a reduced rate, or (b) taxation of any investment income of such organization or arrangement is deferred or such income is taxed at a reduced rate.

Gain Subject to FIRPTA.

In addition, the fourth paragraph in discussion in the Prospectus under “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders” is replaced in its entirety with the following:

A U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for payments after December 31, 2018, on proceeds from the sale of our stock received by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

Information Reporting Requirements and Backup Withholding, Shares Held Offshore

The final paragraph in discussion in the Prospectus under “Material U.S. Federal Income Tax Considerations—Information Reporting Requirements and Backup Withholding, Shares Held Offshore” is replaced in its entirety with the following:

A U.S. withholding tax at a 30% rate will be imposed on dividends paid to U.S. stockholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied.  In addition, if these disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed for payments after December 31, 2018 on proceeds from the sale of our stock received by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries.  We will not pay any additional amounts in respect of any amounts withheld.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2015.

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

10.8	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
21.1	Subsidiaries of the Company
23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

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

Orchid Island Capital, Inc.
Registrant

Date: February 25, 2016	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 25, 2016	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 25, 2016
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ G. Hunter Haas, IV	Chief Financial Officer, Chief	February 25, 2016
G. Hunter Haas, IV	Investment Officer, and Director
(Principal Financial Officer)

/s/ Jerry Sintes	Treasurer	February 25, 2016
Jerry Sintes	(Principal Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 25, 2016
W Coleman Bitting

/s/ John B Van Heuvelen	Independent Director	February 25, 2016
John B. Van Heuvelen

/s/ Frank P. Filipps	Independent Director	February 25, 2016
Frank P. Filipps

/s/ Ava L. Parker	Independent Director	February 25, 2016
Ava L. Parker

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.8	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
21.1	Subsidiaries of the Company
23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

*          Represents a management contract or compensatory plan or arrangement.
**          Filed herewith.
***          Furnished herewith.
****          Submitted electronically herewith.