Form 10-Q
period 2016-03-31
Orchid Island Capital, Inc.
filed 2016-04-28
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares outstanding at April 28, 2016: 21,783,356

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$1,918,265	$2,095,574
Unpledged	58,780	62,436
Total mortgage-backed securities	1,977,045	2,158,010
Cash and cash equivalents	65,558	57,229
Restricted cash	17,778	12,730
Accrued interest receivable	8,333	8,490
Derivative assets, at fair value	826	669
Receivable for securities sold, pledged to counterparties	132,174	-
Other assets	1,846	4,709
Total Assets	$2,203,560	$2,241,837

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$1,939,489	$1,798,813
FHLB advances	-	187,500
Payable for unsettled securities purchased	21,486	-
Derivative liabilities, at fair value	1,030	-
Accrued interest payable	895	863
Due to affiliates	439	465
Other liabilities	443	941
Total Liabilities	1,963,782	1,988,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 21,772,464 shares issued and outstanding as of March 31, 2016 and 21,749,490 shares issued
and outstanding as of December 31, 2015	218	217
Additional paid-in capital	244,151	253,038
Accumulated (deficit) retained earnings	(4,591)	-
Total Stockholders' Equity	239,778	253,255
Total Liabilities and Stockholders' Equity	$2,203,560	$2,241,837
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015
($ in thousands, except per share data)

	2016	2015
Interest income	$20,466	$14,614
Interest expense	(3,319)	(1,296)
Net interest income	17,147	13,318
Realized gains (losses) on mortgage-backed securities	4,242	(32)
Unrealized gains on mortgage-backed securities	3,787	6,320
Losses on derivative instruments	(27,590)	(12,351)
FHLB stock dividends	3	-
Net portfolio (loss) income	(2,411)	7,255

Expenses:
Management fees	971	855
Allocated overhead	298	240
Accrued incentive compensation	171	165
Directors' fees and liability insurance	282	248
Audit, legal and other professional fees	247	160
Direct REIT operating expenses	139	42
Other administrative	72	36
Total expenses	2,180	1,746

Net (loss) income	$(4,591)	$5,509

Basic and diluted net (loss) income per share	$(0.21)	$0.33

Weighted Average Shares Outstanding	21,756,065	16,846,950

Dividends declared per common share	$0.42	$0.54
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2016
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2016	$217	$253,038	$-	$253,255
Net loss	-	-	(4,591)	(4,591)
Cash dividends declared, $0.42 per share	-	(9,154)	-	(9,154)
Issuance of common stock pursuant to equity
compensation plan	1	222	-	223
Amortization of equity compensation	-	45	-	45
Balances, March 31, 2016	$218	$244,151	$(4,591)	$239,778
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015
($ in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,591)	$5,509
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	268	223
Realized and unrealized gains on mortgage-backed securities	(8,029)	(6,288)
Realized (gains) losses on interest rate swaptions	(36)	1,091
Unrealized losses on interest rate swaps	21	-
Realized losses (gains) on forward settling to-be-announced securities	1,125	(57)
Changes in operating assets and liabilities:
Accrued interest receivable	184	(565)
Other assets	(350)	(444)
Accrued interest payable	32	(260)
Other liabilities	(498)	(1,690)
Due (from) to affiliates	(26)	56
NET CASH USED IN OPERATING ACTIVITIES	(11,900)	(2,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(715,281)	(125,348)
Sales	741,114	40,255
Principal repayments	51,909	43,011
Redemption of FHLB stock	3,750	-
Increase in restricted cash	(5,048)	(473)
Payments on net settlement of to-be-announced securities	(942)	(35)
Purchase of interest rate swaptions, net of margin cash received	705	207
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	76,207	(42,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	6,234,852	3,251,722
Principal payments on repurchase agreements	(6,094,176)	(3,228,882)
Principal payments on FHLB advances	(187,500)	-
Cash dividends	(9,154)	(9,239)
Proceeds from issuance of common stock, net of issuance costs	-	16,175
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(55,978)	29,776

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,329	(15,032)
CASH AND CASH EQUIVALENTS, beginning of the period	57,229	93,137
CASH AND CASH EQUIVALENTS, end of the period	$65,558	$78,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,288	$1,556

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$21,486	$79,186
Securities sold settled in later period	132,174	-
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2016

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

On February 20, 2013, Orchid completed the initial public offering (“IPO”) of its common stock in which it sold approximately 2.4 million shares of its common stock and raised gross proceeds of $35.4 million, which were invested in RMBS that were issued and the principal and interest of which were guaranteed by a federally chartered corporation or agency (“Agency RMBS”) on a leveraged basis.  Orchid is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Orchid completed a secondary offering of 1,800,000 shares of common stock on January 23, 2014.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The aggregate net proceeds to Orchid were approximately $24.2 million which were invested in Agency RMBS on a leveraged basis.

Orchid completed a secondary offering of 3,200,000 shares of common stock shares on March 24, 2014.  The underwriters exercised their overallotment option in full for an additional 480,000 shares on April 11, 2014.  The aggregate net proceeds to Orchid were approximately $44.0 million which were invested in Agency RMBS on a leveraged basis.

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

On March 2, 2015, Orchid entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through March 31, 2016, the Company issued a total of 6,221,102 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015 the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. From the inception of the share repurchase program through March 31, 2016, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and other borrowings, and interest rate swaps and other derivative instruments.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2016, the Company’s cash deposits exceeded federally insured limits by approximately $66.4 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Income on PT RMBS securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of RMBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note and Eurodollar futures contracts, interest rate swaps, and options to enter in interest rate swaps (“interest rate swaptions”), but may enter into other derivatives in the future.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar and T-Note futures contracts, interest rate swaps, interest rate swaptions and TBA securities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 12 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of March 31, 2016 and December 31, 2015 due to the short-term nature of these financial instruments.

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

Manager Compensation

The Company is externally managed by Bimini Advisors, LLC (the “Manager” or “Bimini Advisors”), a Maryland limited liability company and wholly-owned subsidiary of Bimini. The Company’s management agreement with the Manager provides for payment to the Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 13 for the terms of the management agreement.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of March 31, 2016 and December 31, 2015:

(in thousands)
	March 31, 2016	December 31, 2015
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$52,044	$52,238
Adjustable-rate Mortgages	2,939	2,976
Fixed-rate Mortgages	1,826,562	2,000,623
Total Pass-Through Certificates	1,881,545	2,055,837
Structured RMBS Certificates:
Interest-Only Securities	56,607	61,574
Inverse Interest-Only Securities	38,893	40,599
Total Structured RMBS Certificates	95,500	102,173
Total	$1,977,045	$2,158,010

The following table summarizes the Company’s RMBS portfolio as of March 31, 2016 and December 31, 2015, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2016	December 31, 2015
Greater than five years and less than ten years	$711	$835
Greater than or equal to ten years	1,976,334	2,157,175
Total	$1,977,045	$2,158,010

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At March 31, 2016 and December 31, 2015, the Company had unpledged securities totaling $58.8 million and $62.4 million, respectively.  The unpledged balance at March 31, 2016 includes unsettled security purchases with a fair value of approximately $21.5 million that will be pledged as collateral under repurchase agreements on their respective settlement dates in April 2016.

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions and a secured borrowing facility with the FHLBC. Interest rates on the borrowings are generally based on the London Interbank Offered Rate (“LIBOR “) plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2016, the Company had met all margin call requirements.

Repurchase Agreements

As of March 31, 2016, the Company had outstanding repurchase obligations of approximately $1,939.5 million with a net weighted average borrowing rate of 0.69%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $2,056.0 million, and cash pledged to the counterparties of approximately $1.3 million.  As of December 31, 2015, the Company had outstanding repurchase obligations of approximately $1,798.8 million with a net weighted average borrowing rate of 0.64%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,909.3 million, and cash pledged to the counterparties of approximately $4.0 million.

As of March 31, 2016 and 2015, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2016
Fair market value of securities pledged, including
accrued interest receivable	$243,551	$1,688,958	$123,539	$-	$2,056,048
Repurchase agreement liabilities associated with
these securities	$231,384	$1,591,558	$116,547	$-	$1,939,489
Net weighted average borrowing rate	0.66%	0.69%	0.72%	-	0.69%
December 31, 2015
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,894,491	$14,801	$-	$1,909,292
Repurchase agreement liabilities associated with
these securities	$-	$1,789,338	$9,475	$-	$1,798,813
Net weighted average borrowing rate	-	0.64%	1.19%	-	0.64%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2016, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $116.2 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at March 31, 2016 and December 31, 2015.

FHLB Advances

In December 2015, our wholly-owned subsidiary, Orchid Island Casualty, LLC, was accepted for membership in the FHLBC.  As of December 31, 2015, our subsidiary had approximately $187.5 million of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.42%. These advances were secured by RMBS with a fair value, including accrued interest, of approximately $192.2 million as of March 31, 2016. This agreement also required our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of December 31, 2015, our subsidiary held FHLBC stock with a cost basis of approximately $3.8 million which is included in other assets in our consolidated balance sheets.

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency (“FHFA”), released a final rule that amended regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, our subsidiary is required to terminate its membership, redeem existing FHLBC stock, and repay its existing advances within one year following the effective date of the final rule. In addition, our subsidiary is prohibited from obtaining new advances or renewing existing advances upon their maturity during the one year transition period. The final rule became effective on February 19, 2016. During the three months ended March 31, 2016, all of our subsidiary’s outstanding advances, including accrued interest, were refinanced through repurchase agreements. During the three months ended months ended March 31, 2016, the Company redeemed all of its activity-based FHLBC stock but still holds the minimum amount required to retain membership.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivatives and other hedging contracts.  To date, the Company has entered into Eurodollar and T-Note futures contracts, interest rate swaps, and interest rate swaptions, but may enter into other contracts in the future.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

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

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2016 and December 31, 2015.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2016	December 31, 2015
Assets
Interest rate swaps	Derivative assets, at fair value	$785	$-
Receiver swaptions	Derivative assets, at fair value	-	669
TBA securities	Derivative assets, at fair value	41	-
Total derivative assets, at fair value		$826	$669

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$806	$-
TBA securities	Derivative liabilities, at fair value	224	-
Total derivative liabilities, at fair value		$1,030	$-

Margin Balances Posted to Counterparties
Futures contracts	Restricted cash	$3,673	$8,483
Interest rate swap contracts	Restricted cash	12,566	-
Total margin balances on derivative contracts		$16,239	$8,483

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-Note futures positions at March 31, 2016 and December 31, 2015.

($ in thousands)
	March 31, 2016
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2016	$200,000	1.57%	0.76%	$(1,211)
2017	200,000	2.14%	0.95%	(2,389)
2018	200,000	2.53%	1.19%	(2,671)
2019	200,000	2.55%	1.36%	(595)
Total / Weighted Average	$200,000	2.16%	1.02%	$(6,866)

Treasury Note Futures Contracts (Short Position)(2)
June 2016 10 year T-Note futures
(Jun 2016 - Jun 2026 Hedge Period)	$185,000	1.52%	1.51%	$1,286

($ in thousands)
	December 31, 2015
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2016	$900,000	1.51%	0.98%	$(4,718)
2017	900,000	2.31%	1.59%	(6,550)
2018	900,000	2.77%	1.99%	(7,060)
2019	900,000	2.56%	2.17%	(865)
Total / Weighted Average	$900,000	2.23%	1.57%	$(19,193)

Treasury Note Futures Contracts (Short Position)(2)
December 2015 10 year T-Note futures
(Dec 2015 - Dec 2025 Hedge Period)	$185,000	1.99%	1.95%	$1,091

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $130.39 at March 31, 2016 and $125.91 at December 31, 2015.  The nominal values of the short positions was $241.2 million and $238.2 million at March 31, 2016 and December 31, 2015, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on LIBOR ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at March 31, 2016.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
Expiration	Amount	Rate	Rate	Value	(Years)
> 3 to ≤ 5 years	$600,000	1.05%	0.62%	$(21)	3.9

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2015.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
Receiver Swaptions
≤ 1 year	$1,100	$669	4.2	$100,000	1.77%	3 Month	5.0

The following table summarizes our contracts to purchase and sell TBA securities as of March 31, 2016.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
30-Year TBA securities:
4.0%	$(232,000)	$(251,938)	$(252,116)	$(178)
4.5%	(3,000)	(3,203)	(3,208)	(5)
	$(235,000)	$(255,141)	$(255,324)	$(183)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2016 and 2015.

(in thousands)
	Three Months Ended March 31,
	2016	2015
Eurodollar futures contracts (short positions)	$(17,505)	$(11,317)
T-Note futures contracts (short position)	(8,975)	-
Interest rate swaps	(21)	-
Receiver swaptions	36	-
Payer swaptions	-	(1,091)
Net TBA securities	(1,125)	57
	$(27,590)	$(12,351)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements, FHLB advances,  derivative agreements and insurance capital by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2016 and December 31, 2015.

(in thousands)
	March 31, 2016
	Repurchase	FHLB	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Advances	Agreements	Capital(1)	Total
PT RMBS - fair value	$1,986,751	$-	$-	$1,756	$1,988,507
Structured RMBS - fair value	61,747	-	-	-	61,747
Accrued interest on pledged securities	7,550	-	-	6	7,556
Restricted cash	1,250	-	16,239	289	17,778
Total	$2,057,298	$-	$16,239	$2,051	$2,075,588

(in thousands)
	December 31, 2015
	Repurchase	FHLB	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Advances	Agreements	Capital(1)	Total
PT RMBS - fair value	$1,833,020	$191,550	$-	$1,752	$2,026,322
Structured RMBS - fair value	69,252	-	-	-	69,252
Accrued interest on pledged securities	7,019	645	-	6	7,670
Restricted cash	3,997	-	8,483	250	12,730
Total	$1,913,288	$192,195	$8,483	$2,008	$2,115,974

(1)	Orchid Island Casualty, Inc. is required to maintain sufficient capital in the form of cash and securities to protect it against losses.

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of March 31, 2016 and December 31, 2015.

(in thousands)
Assets Pledged to Orchid	March 31, 2016	December 31, 2015
PT RMBS - fair value	$541	$167
U.S. Treasury securities - fair value	186	723
Cash	1,595	1,421
Total	$2,322	$2,311

PT RMBS and U.S. Treasury securities received as margin under our repurchase agreements are not recorded in the consolidated balance sheets because the counterparty retains ownership of the security. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2016 and December 31, 2015.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2016
Interest rate swaps	$785	$-	$785	$-	$(785)	$-
December 31, 2015
Receiver swaptions	$669	$-	$669	$(669)	$-	$-

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2016
Repurchase Agreements	$1,939,489	$-	$1,939,489	$(1,938,239)	$(1,250)	$-
Interest rate swaps	806	-	806	-	(806)	-
	$1,940,295	$-	$1,940,295	$(1,938,239)	$(2,056)	$-
December 31, 2015
Repurchase Agreements	$1,798,813	$-	$1,798,813	$(1,794,816)	$(3,997)	$-

The amounts disclosed for collateral received by or posted to the same counterparty up to and not exceeding the net amount of the asset or liability presented in the consolidated balance sheets.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented. See Notes 3 and 4 for a discussion of collateral posted or received against or for repurchase obligations and derivative instruments.

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2015, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the three months ended September 30, 2015, December 31, 2015 and March 31, 2016.

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
(3)
The Company has entered into three equity distribution agreements, two of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company’s common stock in at the market and privately negotiated transactions from time to time.  As of March 31, 2016, shares with a value of $15.0 million remain available for issuance under the March 2015 Equity Distribution Agreement.

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

From the inception of the share repurchase program through March 31, 2016, the Company repurchased a total of 1,216,243 shares under the stock repurchase program at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock since its February 2013 IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016 - YTD(1)	0.560	12,212
Totals	$6.035	$78,265

(1)
On April 13, 2016, the Company declared a dividend of $0.14 per share to be paid on April 29, 2016.  The effect of this dividend is not reflected in the Company’s financial statements as of March 31, 2016.

NOTE 8.  STOCK INCENTIVE PLAN

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

Restricted Stock Awards

On April 25, 2014, the Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors will have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.  There were no vested and unissued restricted stock awards at March 31, 2016 and December 31, 2015.

The table below presents information related to the Company’s restricted common stock at March 31, 2016 and 2015.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	16,000	$12.23	24,000	$12.23
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	16,000	$12.23	24,000	$12.23

Compensation expense during period		$24		$24
Unrecognized compensation expense, end of period		$106		$204
Intrinsic value, end of period		$166		$318
Weighted-average remaining vesting term (in years)		1.1		2.1

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2016 and 2015.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2016	2015
Fully vested shares granted(1)	33,019	21,715
Weighted average grant date price	$9.99	$13.28
Compensation expense related to fully vested common share awards(2)	$330	$288

(1)
The table above includes 33,019 shares of fully vested shares which were granted in January and March 2016 with respect to service performed during 2015 and 21,715 shares of fully vested shares which were granted in January 2015 with respect to service performed during 2014.

(2)
Approximately $330,000 of compensation expense related to the 2016 share awards were accrued and recognized in 2015.  Approximately $288,000 of compensation expense related to the 2015 share awards were accrued and recognized in 2014.

Performance Units

The Company may issue performance units under the Incentive Plan to certain executive officers and employees.  “Performance Units” vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company’s common stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer for the Company.  Compensation expense for the Performance Units are recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the three months ended March 31, 2016.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	7,508	$13.32	-	$-
Granted	41,500	10.00	7,508	13.32
Vested and issued	(751)	13.32	-	-
Unvested, end of period	48,257	$10.46	7,508	$13.32

Compensation expense during period		$21		$34
Unrecognized compensation expense, end of period		$448		$66
Intrinsic value, end of period		$500		$69
Weighted-average remaining vesting term (in years)		2.0		2.1

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2016.

NOTE 10. INCOME TAXES

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the three months ended March 31, 2016. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2016 and 2015.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2016	2015
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net (loss) income - Basic and diluted	$(4,591)	$5,509
Weighted average common shares:
Common shares outstanding at the balance sheet date	21,772	17,924
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	32
Effect of weighting	(16)	(1,109)
Weighted average shares-basic and diluted	21,756	16,847
(Loss) income per common share:
Basic and diluted	$(0.21)	$0.33

There was an average of 31,260 shares of restricted common stock and Performance Units that were anti-dilutive and not included in diluted earnings per share for the three months ended March 31, 2016.

NOTE 12.   FAIR VALUE

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the three months ended March 31, 2016 and 2015. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Mortgage-backed securities	$1,977,045	$-	$1,977,045	$-
Margin posted on derivative agreements	16,239	16,239	-	-
Interest rate swaps	21	-	21	-
TBA securities	183	-	183	-
December 31, 2015
Mortgage-backed securities	$2,158,010	$-	$2,158,010	$-
Margin posted on derivative agreements	8,483	8,483	-	-
Receiver swaptions	669	-	669	-

During the three months ended March 31, 2016 and 2015, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by Bimini Advisors, LLC (the “Manager”) pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2017 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

The Company is obligated to reimburse the Manager for any direct expenses incurred on its behalf and to pay the Manager the Company’s pro rata portion of certain overhead costs set forth in the management agreement.  Should the Company terminate the management agreement without cause, it will pay to the Manager a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the term of the agreement.

Total expenses recorded during the three months ended March 31, 2016 and 2015 for the management fee and costs incurred were approximately $1.3 million and $1.1 million, respectively. At March 31, 2016 and December 31, 2015, the net amount due to affiliates was approximately $0.4 million and $0.5 million, respectively.

Other Relationships with Bimini

John B. Van Heuvelen, one of our independent director nominees, owns shares of common stock of Bimini. Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2016, Bimini owned 1,395,036 shares, or 6.4%, of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through March 31, 2016, we had issued a total of 6,221,102 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. From the inception of the share repurchase program through March 31, 2016, we repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2016, as compared to the Company’s results of operations for the three months ended March 31, 2015.

Net (Loss) Income Summary

Net loss for the three months ended March 31, 2016 was $4.6 million, or $0.21 per share. Net income for the three months ended March 31, 2015 was $5.5 million, or $0.33 per share. The components of net (loss) income for the three months ended March 31, 2016 and 2015, along with the changes in those components are presented in the table below:

(in thousands)
	2016	2015	Change
Interest income	$20,466	$14,614	$5,852
Interest expense	(3,319)	(1,296)	(2,023)
Net interest income	17,147	13,318	3,829
Losses on RMBS and derivative contracts	(19,558)	(6,063)	(13,495)
Net portfolio (deficiency) income	(2,411)	7,255	(9,666)
Expenses	(2,180)	(1,746)	(434)
Net (loss) income	$(4,591)	$5,509	$(10,100)

GAAP and Non-GAAP Reconciliations

Economic Interest Expense and Economic Net Interest Income

To date, the Company has used derivatives, specifically Eurodollar and Treasury Note (“T-Note”) futures contracts and interest rate swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. Each interest rate futures contract covers a specific period, but the Company typically has many contracts in place at any point in time—usually covering several years in the aggregate.   We currently have Eurodollar and T-Note futures contracts and interest rate swaps in place.  We previously entered into interest rate swaptions agreements that gave us the option to enter into swaps covering future periods.  As of September 30, 2015, all of our swaption agreements expired unexercised. We also enter into forward settling TBA securities that meet the definition of a derivative under GAAP.  We have not entered into these TBA securities as a hedge of our interest rate risk.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of March 31, 2016, the Company had Eurodollar and T-Note futures contracts in place covering periods through 2019 and 2026, respectively, and interest rate swap agreements in place covering periods through 2020.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the three months ended March 31, 2016 and 2015 and each quarter during 2016 and 2015.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2016	$(27,590)	$(1,125)	$(1,933)	$(24,532)
December 31, 2015	12,770	362	(1,196)	$13,604
September 30, 2015	(22,506)	55	(881)	$(21,680)
June 30, 2015	(803)	(88)	(595)	$(120)
March 31, 2015	(12,351)	57	(306)	$(12,102)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2016	$20,466	$3,319	$(1,933)	$5,252	$17,147	$15,214
December 31, 2015	19,092	2,371	(1,196)	3,567	16,721	15,525
September 30, 2015	18,352	2,037	(881)	2,918	16,315	15,434
June 30, 2015	16,753	1,567	(595)	2,162	15,186	14,591
March 31, 2015	14,614	1,296	(306)	1,602	13,318	13,012

(1)	Reflects the effect of derivative instrument hedges for only the period presented.

(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.

(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the three months ended March 31, 2016, we generated $17.1 million of net interest income, consisting of $20.5 million of interest income from RMBS assets offset by $3.3 million of interest expense on borrowings.  For the comparable period ended March 31, 2015, we generated $13.3 million of net interest income, consisting of $14.6 million of interest income from RMBS assets offset by $1.3 million of interest expense on borrowings.   The $5.9 million increase in interest income and $2.0 million increase in interest expense for the three months ended March 31, 2016 primarily reflects the growth of our portfolio fueled by our capital raising activities during the first six months of 2015.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2016 and 2015 was $5.3 million and $1.6 million, respectively, resulting in $15.2 million and $13.0 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2016	$2,067,527	$20,466	3.96%	$1,962,901	$3,319	$5,252	0.68%	1.07%
December 31, 2015	2,137,810	19,092	3.57%	1,964,806	2,371	3,567	0.48%	0.73%
September 30, 2015	2,146,240	18,352	3.42%	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,925,746	16,753	3.48%	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,612,896	14,614	3.62%	1,448,071	1,296	1,602	0.36%	0.44%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2016	$17,147	$15,214	3.28%	2.89%
December 31, 2015	16,721	15,525	3.09%	2.84%
September 30, 2015	16,315	15,434	3.01%	2.83%
June 30, 2015	15,186	14,591	3.12%	2.98%
March 31, 2015	13,318	13,012	3.26%	3.18%

(1)
Portfolio yields and costs of borrowings presented in the tables above, the table below and the tables on page 30 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 30 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and effect of derivative instruments hedges attributed to the period divided by Average RMBS.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS.

Interest Income and Average Asset Yield

Our interest income for the three months ended March 31, 2016 and 2015 was $20.5 million and $14.6 million, respectively.  We had average RMBS holdings of $2,067.5 million and $1,612.9 million for the three months ended March 31, 2016 and 2015, respectively.  The yield on our portfolio was 3.96% and 3.62% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, there was a $5.9 million increase in interest income due to a $454.6 million increase in average RMBS, combined with a 34 basis point increase in the yield on average RMBS.  The increase in average RMBS during the three months ended March 31, 2016 reflects the deployment of the proceeds of our 2015 capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS (“PT RMBS”) for each quarter in 2016 and 2015.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
March 31, 2016	$1,968,690	$98,837	$2,067,527	$19,682	$784	$20,466	4.00%	3.17%	3.96%
December 31, 2015	2,034,623	103,187	2,137,810	19,337	(245)	19,092	3.80%	(0.95)%	3.57%
September 30, 2015	2,033,494	112,746	2,146,240	18,642	(290)	18,352	3.67%	(1.03)%	3.42%
June 30, 2015	1,824,893	100,853	1,925,746	16,549	204	16,753	3.63%	0.81%	3.48%
March 31, 2015	1,541,497	71,399	1,612,896	14,629	(15)	14,614	3.80%	(0.09)%	3.62%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $1,962.9 million and $1,448.1 million and total interest expense of $3.3 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Our average cost of funds was 0.68% and 0.36% for three months ended March 31, 2016 and 2015, respectively.  Contributing to the increase in interest expense was a 32 basis point increase in the average cost of funds and a $514.8 million increase in average outstanding repurchase agreements during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  The higher cost of funds for the three months ended March 31, 2016, compared to the same period in 2015, reflects the higher short-term rates as presented in the table below. The increase in average outstanding borrowings, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our 2015 capital raising activities.

Our economic interest expense was $5.3 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. There was a 63 basis point increase in the average economic cost of funds to 1.07% for the three months ended March 31, 2016 from 0.44% for the three months ended March 31, 2015. The increase in economic interest expense was primarily due to the increase in average outstanding borrowings during the three months ended March 31, 2016, combined with losses on derivative agreements attributed to the current period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 28 basis points above the average one-month LIBOR and 16 basis points below the average six-month LIBOR for the quarter ended March 31, 2016.  Our average economic cost of funds was 67 basis points above the average one-month LIBOR and 23 basis points above the average six-month LIBOR for the quarter ended March 31, 2016. The average term to maturity of the outstanding repurchase agreements was 15 days at both March 31, 2016 and December 31, 2015.

The tables below presents the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2016	$1,962,901	$3,319	$5,252	0.68%	1.07%
December 31, 2015	1,964,806	2,371	3,567	0.48%	0.73%
September 30, 2015	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,448,071	1,296	1,602	0.36%	0.44%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%
December 31, 2015	0.28%	0.65%	0.20%	(0.17)%	0.45%	0.08%
September 30, 2015	0.19%	0.49%	0.22%	(0.08)%	0.40%	0.10%
June 30, 2015	0.18%	0.40%	0.18%	(0.04)%	0.32%	0.10%
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2016 and 2015.

(in thousands)
	2016	2015	Change
Realized gains (losses) on sales of RMBS	$4,242	$(32)	$4,274
Unrealized gains on RMBS	3,787	6,320	(2,533)
Total gains on RMBS	8,029	6,288	1,741
Losses on interest rate futures	(26,480)	(11,317)	(15,163)
Losses on interest rate swaps	(21)	-	(21)
Gains on receiver swaptions	36	-	36
Losses on payer swaptions	-	(1,091)	1,091
(Losses) gains on TBA securities	(1,125)	57	(1,182)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2016 and 2015, we received proceeds of $741.1 million and $40.3 million, respectively, from the sales of RMBS.

The net realized and unrealized gains on RMBS for the three months ended March 31, 2016 were driven in part by a decrease in yield spreads between MBS and comparable duration swap rates in the three months ended March 31, 2016 resulting in higher RMBS prices.  Losses on interest rate futures contracts are a result of lower short and intermediate term rates and the resulting impact on implied forward rates during the three months ended March 31, 2016. The table below presents historical interest rate data for each quarter end during 2016 and 2015.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $2.2 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.  The table below provides a breakdown of operating expenses for the three months ended March 31, 2016 and 2015.

(in thousands)
	2016	2015	Change
Management fees	$971	$855	$116
Overhead allocation	298	240	58
Accrued incentive compensation	171	165	6
Directors fees and liability insurance	282	248	34
Audit, legal and other professional fees	247	160	87
Other direct REIT operating expenses	139	42	97
Other expenses	73	36	37
Total expenses	$2,181	$1,746	$435

The Company is externally managed and advised by Bimini Advisors, LLC (the “Manager”) pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2017 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s equity that is greater than $500 million.

The Company is obligated to reimburse the Manager for any direct expenses incurred on its behalf and to pay the Manager the Company’s pro rata portion of certain overhead costs set forth in the management agreement.  Should the Company terminate the management agreement without cause, it will pay to the Manager a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of term of the agreement.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2016, our RMBS portfolio consisted of $1,977.0 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.25%.  During the three months ended March 31, 2016, we received principal repayments of $51.9 million compared to $43.0 million for the three months ended March 31, 2015.  The average prepayment speeds for the quarters ended March 31, 2016 and 2015 were 8.2% and 9.7%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2016	5.5	12.4	8.2
December 31, 2015	6.8	13.4	9.0
September 30, 2015	6.1	16.2	10.2
June 30, 2015	13.8	17.9	15.3
March 31, 2015	8.1	14.6	9.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of March 31, 2016 and December 31, 2015:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2016
Adjustable Rate RMBS	$2,939	0.1%	3.63%	221	1-Sep-35	2.35	10.04%	2.00%
Fixed Rate RMBS	1,826,562	92.4%	4.29%	315	1-Mar-46	NA	NA	NA
Hybrid Adjustable Rate RMBS	52,044	2.6%	2.55%	322	1-Aug-43	81.96	7.55%	2.00%
Total Mortgage-backed Pass-through	1,881,545	95.1%	4.24%	315	1-Mar-46	NA	NA	NA
Interest-Only Securities	56,607	2.9%	3.64%	240	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	38,893	2.0%	5.91%	317	15-Apr-45	NA	6.35%	NA
Total Structured RMBS	95,500	4.9%	4.56%	272	25-Apr-45	NA	NA	n/a
Total Mortgage Assets	$1,977,045	100.0%	4.25%	313	1-Mar-46	NA	NA	NA
December 31, 2015
Adjustable Rate RMBS	$2,976	0.1%	3.63%	224	1-Sep-35	4.10	10.04%	2.00%
Fixed Rate RMBS	2,000,623	92.7%	4.22%	315	1-Dec-45	NA	NA	NA
Hybrid Adjustable Rate RMBS	52,238	2.4%	2.55%	325	1-Aug-43	84.93	7.55%	2.00%
Total Mortgage-backed Pass-through	2,055,837	95.2%	4.18%	315	1-Dec-45	NA	NA	NA
Interest-Only Securities	61,574	2.9%	3.58%	250	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	40,599	1.9%	5.97%	320	15-Apr-45	NA	6.36%	NA
Total Structured RMBS	102,173	4.8%	4.53%	278	25-Apr-45	NA	NA	NA
Total Mortgage Assets	$2,158,010	100.0%	4.19%	313	1-Dec-45	NA	NA	NA

($ in thousands)
	March 31, 2016		December 31, 2015
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,637,766	82.8%	$1,747,699	81.0%
Freddie Mac	327,476	16.6%	394,256	18.3%
Ginnie Mae	11,803	0.6%	16,055	0.7%
Total Portfolio	$1,977,045	100.0%	$2,158,010	100.0%

	March 31, 2016	December 31, 2015
Weighted Average Pass-through Purchase Price	$108.44	$108.05
Weighted Average Structured Purchase Price	$14.30	$14.18
Weighted Average Pass-through Current Price	$109.15	$107.56
Weighted Average Structured Current Price	$13.17	$14.17
Effective Duration (1)	2.349	2.753

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.349 indicates that an interest rate increase of 1.0% would be expected to cause a 2.349% decrease in the value of the RMBS in the Company’s investment portfolio at March 31, 2016.  An effective duration of 2.753 indicates that an interest rate increase of 1.0% would be expected to cause a 2.753% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2015. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2016 and 2015.

($ in thousands)
	2016			2015
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$729,059	$109.19	2.17%	$180,353	$108.54	2.18%
Structured RMBS	7,681	17.14	3.74%	24,075	11.14	(2.30)%

Borrowings

As of March 31, 2016, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 17 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest rates that are based on a spread to LIBOR.  During the fourth quarter of 2015, the Company, through its captive insurance subsidiary Orchid Island Casualty, LLC, became a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati and received its first advance in December of 2015.  On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Administration (“FHFA”) issued a final ruling that, among other things, eliminated the ability of captive insurance subsidiaries such as Orchid Island Casualty, LLC from receiving advances from the FHLB of Cincinnati.  While the Company no longer has access to advances from the FHLB of Cincinnati, we believe our other established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2016, we had obligations outstanding under the repurchase agreements of approximately $1,939.5 million with a net weighted average borrowing cost of 0.69%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 1 to 54 days, with a weighted average remaining maturity of 15 days.  Securing the repurchase agreement obligations as of March 31, 2016 are RMBS with an estimated fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $2,056.0 million and a weighted average maturity of 310 months, and cash pledged to counterparties of approximately $1.3 million.  In March 2016, the Company purchased assets with a fair value of approximately $21.5 million which settle in April 2016 that are expected to be funded by repurchase agreements.  Through April 28, 2016, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2016 with maturities through July 18, 2016.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2016 and 2015.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
March 31, 2016	$1,939,489	$1,962,901	$(23,412)	(1.19)%
December 31, 2015	1,986,313	1,964,806	21,507	1.09%
September 30, 2015	1,943,299	1,978,685	(35,386)	(1.79)%
June 30, 2015	2,014,071	1,736,781	277,290	15.97	%(1)
March 31, 2015	1,459,490	1,448,071	11,419	0.79%

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

Our strategy for hedging our funding costs typically involves taking short positions in interest rate futures, treasury futures, interest rate swaps, interest rate swaptions or other instruments. Since inception we have primarily used short positions in Eurodollar futures.  When the market causes these short positions to decline in value we are required to meet margin calls with cash.  This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash via margin calls to offset the derivative related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2016, haircuts on our pledged collateral remained stable and as of March 31, 2016, our weighted average haircut was approximately 5.3% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$1,939,489	$-	$-	$-	$1,939,489
Interest expense on repurchase agreements(1)	1,416	-	-	-	1,416
Unsettled securities purchased	21,486	-	-	-	21,486
Totals	$1,962,391	$-	$-	$-	$1,962,391

(1)	Interest expense on repurchase agreements is based on current interest rates as of March 31, 2016 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of March 31, 2016, we had cash and cash equivalents of $65.5 million.  We generated cash flows of $71.9 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $1,962.9 million during the three months ended March 31, 2016.

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

On March 2, 2015, we entered into a third equity distribution agreement (the “March 2015 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through March 31, 2016, we issued a total of 6,221,102 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $83.1 million, net of commissions and fees.

On July 29, 2015 the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. From the inception of the share repurchase program through March 31, 2016, we repurchased a total of 1,216,243 shares for aggregate costs of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.

Outlook

Interest Rates

The global interest rate and capital markets volatility we experienced during the fourth quarter of 2015 continued for the first six or seven weeks of 2016. Economic data for the fourth quarter appeared weak and, as we moved into 2016, early reads on the state of the economy for the first quarter appeared weak as well.  Global financial markets were rocked by a new leg lower in oil which touched a multi-decade low in late January/early February.  Global equity markets reacted negatively and reached new lows last seen in August of 2015, when events in China roiled the markets. Both the oil and equity markets have since recovered, but the impact of these events had a meaningful impact on the Federal Reserve (the ”Fed”) and their outlook for additional rate hikes.  At the conclusion of the Federal Open Market Committee meeting in March and again in a public speech at the Economics Club of NY shortly thereafter, Chair Yellen made it clear the Fed was keenly focused on overseas events, the condition of the financial markets and their impact of the domestic economy.  Financial markets took these words to heart and current market pricing implied by Fed Funds futures and Eurodollar futures markets is for at most one additional hike in 2016.  This is in sharp contrast to the four 2016 rate hikes signaled by the Fed last December.  Public pronouncements by some Fed members have sounded more hawkish and implied the Fed may be close to resuming their removal of accommodation but Chair Yellen has also made it clear that words to the contrary spoken by other members of the committee will not carry the vote at future meetings.  The Chair’s position of control of the Fed appears to have strengthened over the past few months.

As we entered the second quarter of 2016 the U.S. economy generally appears to be on a trajectory of slow, sustainable growth.  However, many production based economic indicators were less positive in the fourth quarter of 2015 and the consensus forecast for first quarter of 2016 economic growth in the U.S. has dropped substantially from approximately 2.5% at the onset of the quarter to well under 1% currently. Most market participants expect a slight rebound over the course of the year.  The outlook has become somewhat less clear of late as output and production based measures of economic growth remain quite weak – reflecting the severe slow-down in mining and oil production as well as manufacturing slow down resulting from the strong dollar.  Employment based measures remain quite strong, however, and indicate the economy may be approaching full employment.  This divergence in economic indicators has contributed to the volatility in the markets and, as the Fed appears quite concerned with financial market volatility, reinforced the market’s conviction that the Fed will raise rates at an even slower rate than the Fed itself believes.

When and if the Fed does resume their tightening cycle and raises short term interest rates, a higher cost of capital for the Company could, in the longer-term, lead to narrowing net interest margins and lower yields on existing Agency MBS. Home sales and new single-family home construction remain relatively slow due, in part, to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a shortage of mortgage origination, resulting in low Agency MBS issuance. The Fed’s purchases of Agency MBS through reinvesting principal and interest payments it receives on its existing Agency MBS portfolio have continued to dominate the Agency MBS markets, where many participants perceive a lack of liquidity. The Fed’s purchases have contributed to strong Agency MBS demand and limited new investment opportunities in the fourth quarter of 2015. While the Fed has not indicated when it will cease or reduce its Agency MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase Freddie Mac and Fannie Mae MBS, as the Basel III liquidity coverage ratio rules provide lower quality liquid asset credit for such securities on their balance sheet than for cash, U.S. Treasuries and MBS issued by Ginnie Mae.

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

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the “Final Rule”). The Final Rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Orchid Island Casualty, LLC (“Orchid Island Casualty”), from being eligible for membership in the FHLB system. Under the Final Rule, there is a one-year transition period from the effective date of February 19, 2016 within which the FHLBs must wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Orchid Island Casualty (“Post-NPR Captives”). The Final Rule also precludes the FHLBs from making any new advances or extending existing advances to Post-NPR Captives. In addition, upon the termination of membership, the FHLBs must liquidate all outstanding advances to Post-NPR Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Post-NPR Captive in accordance with the Final Rule. Therefore, Orchid Island Casualty, along with all other Post-NPR Captives, must completely wind down all business relationships with the FHLB of Cincinnati (“FHLBC”), including the repayment of all outstanding advances, prior to or simultaneously with the termination of Orchid Island Casualty’s membership with the FHLBC.

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

We believe that we have ample borrowing capacity. However, since January 12, 2016, in response to the Final Rule on FHLB membership (described above), we replaced $187.5 million of FHLB advances held as of December 31, 2015 with borrowings from other counterparties under repurchase agreements. The Final Rule on FHLB membership requires the termination of Orchid Island Casualty’s FHLBC membership prior to February 19, 2017. The Company does not expect these regulatory changes to materially adversely affect its core business and operations.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

Over the past quarter the spread between short and long-term interest rates has been volatile as the market reacted to economic data and changing views on future rate hikes by the Federal Reserve.  This has marginally affected our net interest margin as spreads between Agency RMBS and benchmark interest rates widened during the early stages of the first quarter before tightening into quarter end.  The spread ended the quarter above the year end level of 2015, but has since retraced most of the first quarter widening. Prepayment rates have increased as longer term rates declined during the quarter and, to the extent prepayment rates remain elevated, this could put pressure on our net interest margin. The market remains highly skeptical of the extent and timing of Federal Reserve increases in interest rates and the growth prospects for the global economy. However, economic data, as it is released, continues to have a significant impact in shaping market expectations.  These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2015.

Capital Expenditures

At March 31, 2016, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements.

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

In general, dividends declared by us will be considered ordinary income to stockholders for U.S. federal income tax purposes.  From time to time, a portion of our dividends may be characterized as capital gains or return of capital.  For the tax period ended December 31, 2015, all income distributed in the form of dividends declared was considered characterized as ordinary income. We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016 - YTD(1)	0.560	12,212
Totals	$6.035	$78,265

(1)
On April 13, 2016, the Company declared a dividend of $0.14 per share to be paid on April 29, 2016.  The effect of this dividend is not reflected in the Company’s financial statements as of March 31, 2016.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2016 and December 31, 2015, assuming rates instantaneously fall 100 basis points (“bps”), fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2016 and December 31, 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2016
-100 Basis Points	(1.07)%	(8.83)%
-50 Basis Points	(0.22)%	(1.81)%
+50 Basis Points	(0.31)%	(2.56)%
+100 Basis Points	(1.23)%	(10.10)%
As of December 31, 2015
-100 Basis Points	(0.03)%	(0.21)%
-50 Basis Points	0.20%	1.75%
+50 Basis Points	(0.72)%	(6.16)%
+100 Basis Points	(2.10)%	(17.90)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2016, we had unrestricted cash and cash equivalents of $65.5 million and unpledged securities of approximately $58.8 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 25, 2016.

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

10.1	2016 Long-Term Equity Incentive Compensation Plan*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: April 28, 2016	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: April 28, 2016	By:	/s/ G. Hunter Haas, IV
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

10.1	2016 Long-Term Equity Incentive Compensation Plan*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.