Form 10-Q
period 2016-06-30
Orchid Island Capital, Inc.
filed 2016-07-28
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(772) 231-1400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Number of shares outstanding at July 28, 2016: 22,783,553

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$2,179,602	$2,095,574
Unpledged	43,655	62,436
Total mortgage-backed securities	2,223,257	2,158,010
Cash and cash equivalents	65,352	57,229
Restricted cash	18,984	12,730
Accrued interest receivable	8,792	8,490
Derivative assets, at fair value	-	669
Other assets	750	4,709
Total Assets	$2,317,135	$2,241,837

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,060,827	$1,798,813
FHLB advances	-	187,500
Payable for unsettled securities purchased	4,276	-
Derivative liabilities, at fair value	5,873	-
Accrued interest payable	1,412	863
Due to affiliates	444	465
Other liabilities	620	941
Total Liabilities	2,073,452	1,988,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 22,430,858 shares issued and outstanding as of June 30, 2016 and 21,749,490 shares issued
and outstanding as of December 31, 2015	224	217
Additional paid-in capital	243,459	253,038
Total Stockholders' Equity	243,683	253,255
Total Liabilities and Stockholders' Equity	$2,317,135	$2,241,837
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2016 and 2015
($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Interest income	$39,701	$31,367	$19,235	$16,753
Interest expense	(6,649)	(2,863)	(3,330)	(1,567)
Net interest income	33,052	28,504	15,905	15,186
Realized gains (losses) on mortgage-backed securities	4,253	(1,923)	10	(1,891)
Unrealized gains (losses) on mortgage-backed securities	8,049	(7,003)	4,262	(13,324)
Losses on derivative instruments	(39,181)	(13,154)	(11,591)	(802)
FHLB stock dividends	14	-	11	-
Net portfolio income (loss)	6,187	6,424	8,597	(831)

Expenses:
Management fees	1,916	1,869	945	1,014
Allocated overhead	626	514	329	274
Accrued incentive compensation	385	322	214	157
Directors' fees and liability insurance	527	482	245	234
Audit, legal and other professional fees	461	333	215	173
Direct REIT operating expenses	239	88	99	46
Other administrative	161	139	87	103
Total expenses	4,315	3,747	2,134	2,001

Net income (loss)	$1,872	$2,677	$6,463	$(2,832)

Basic and diluted net income (loss) per share	$0.08	$0.14	$0.29	$(0.14)

Weighted Average Shares Outstanding	21,853,949	18,320,359	21,920,573	19,751,871

Dividends declared per common share	$0.84	$1.08	$0.42	$0.54
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2016
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2016	$217	$253,038	$-	$253,255
Net income	-	-	1,872	1,872
Cash dividends declared, $0.84 per share	-	(16,549)	(1,872)	(18,421)
Issuance of common stock pursuant to public offerings, net	7	6,584	-	6,591
Issuance of common stock pursuant to stock based
compensation plan	-	252	-	252
Amortization of stock based compensation	-	134	-	134
Balances, June 30, 2016	$224	$243,459	$-	$243,683
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015
($ in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,872	$2,677
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	386	298
Realized and unrealized (gains) losses on mortgage-backed securities	(12,302)	8,926
Realized (gains) losses on interest rate swaptions	(36)	1,152
Unrealized losses on interest rate swaps	5,561	-
Realized losses on forward settling to-be-announced securities	1,911	31
Changes in operating assets and liabilities:
Accrued interest receivable	(203)	(2,414)
Other assets	(213)	(234)
Accrued interest payable	549	(29)
Other liabilities	(321)	(209)
Due (from) to affiliates	(21)	126
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,817)	10,324

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,485,258)	(1,139,704)
Sales	1,327,500	402,575
Principal repayments	109,412	110,081
Redemption of FHLB stock	3,750	-
Increase in restricted cash	(6,254)	(15,270)
Payments on net settlement of to-be-announced securities	(1,598)	(31)
Purchase of interest rate swaptions, net of margin cash received	704	(1,157)
NET CASH USED IN INVESTING ACTIVITIES	(51,744)	(643,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	14,290,130	7,458,153
Principal payments on repurchase agreements	(14,028,116)	(6,880,733)
Principal payments on FHLB advances	(187,500)	-
Cash dividends	(18,421)	(20,179)
Proceeds from issuance of common stock, net of issuance costs	6,591	83,275
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,684	640,516

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,123	7,334
CASH AND CASH EQUIVALENTS, beginning of the period	57,229	93,137
CASH AND CASH EQUIVALENTS, end of the period	$65,352	$100,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,100	$2,892

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$4,276	$7,623
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2016

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc. ("Orchid" or the "Company"), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities ("RMBS"). From incorporation to February 20, 2013 Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. ("Bimini").  Orchid began operations on November 24, 2010 (the date of commencement of operations).  From incorporation through November 24, 2010, Orchid's only activity was the issuance of common stock to Bimini.

On February 20, 2013, Orchid completed the initial public offering ("IPO") of its common stock in which it sold approximately 2.4 million shares of its common stock and raised gross proceeds of $35.4 million, which were invested in RMBS that were issued and the principal and interest of which were guaranteed by a federally chartered corporation or agency ("Agency RMBS") on a leveraged basis. Orchid is an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").

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

On June 17, 2014, Orchid entered into an equity distribution agreement (the "June 2014 Equity Distribution Agreement") with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of the Company's common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions. The Company issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees, prior to its termination in September 2014.

On September 3, 2014, Orchid entered into a second equity distribution agreement (the "September 2014 Equity Distribution Agreement") with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  The Company issued a total of 5,087,646 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $69.1 million, net of commissions and fees, prior to its termination in March 2015.

On March 2, 2015, Orchid entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions. The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through June 30, 2016, the Company issued a total of 6,867,855 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $89.7 million, net of commissions and fees. After June 30, 2016, the Company issued an additional 350,911 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $3.5 million, net of commissions and fees.

On July 29, 2015 the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through June 30, 2016, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Statement of Comprehensive Income (Loss)

In accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income, a statement of comprehensive income (loss) has not been included as the Company has no items of other comprehensive income (loss).  Comprehensive income (loss) is the same as net income (loss) for the periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and other borrowings, and interest rate swaps and other derivative instruments.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2016, the Company's cash deposits exceeded federally insured limits by approximately $57.9 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through ("PT") certificates, collateralized mortgage obligations, and interest only ("IO") securities and inverse interest only ("IIO") securities representing interest in or obligations backed by pools of RMBS. The Company has elected to account for its investment in RMBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

The Company records RMBS transactions on the trade date.  Security purchases that have not settled as of the balance sheet date are included in the RMBS balance with an offsetting liability recorded, whereas securities sold that have not settled as of the balance sheet date are removed from the RMBS balance with an offsetting receivable recorded.

The fair value of the Company's investments in RMBS is governed by FASB ASC 820, Fair Value Measurement.  The definition of fair value in FASB ASC 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for RMBS are based on independent pricing sources and/or third party broker quotes, when available.

Income on PT RMBS securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset's carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of RMBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations.

FHLB Stock

The Company's wholly-owned subsidiary, Orchid Island Casualty, LLC, is a member of, and owns capital stock in, the Federal Home Loan Bank of Cincinnati ("FHLBC"). As a condition of its membership in the FHLBC, the subsidiary is required to maintain a FHLBC stock investment, both for membership and for the level of advances from the FHLBC to the subsidiary. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other assets". The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320. See Note 3 for more information about the subsidiary's membership in the FHLBC.

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note and Eurodollar futures contracts, interest rate swaps, and options to enter in interest rate swaps ("interest rate swaptions"), but may enter into other derivatives in the future.

The Company purchases a portion of its Agency RMBS through forward settling transactions, including "to-be-announced" ("TBA") securities transactions. At times when market conditions are conducive, the Company may choose to move the settlement of these TBA securities transactions out to a later date by entering into an offsetting short position, which is then net settled for cash, and simultaneously entering into a substantially similar TBA securities trade for a later settlement date. Such a set of transactions is referred to as a TBA "dollar roll" transaction. The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month. This difference is referred to as the "price drop." The price drop represents compensation to the Company for foregoing net interest margin and is referred to as TBA "dollar roll income." Specified pools of mortgage loans can also be the subject of a dollar roll transaction, when market conditions allow.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of June 30, 2016 and December 31, 2015 due to the short-term nature of these financial instruments.

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

Manager Compensation

The Company is externally managed by Bimini Advisors, LLC (the "Manager" or "Bimini Advisors"), a Maryland limited liability company and wholly-owned subsidiary of Bimini. The Company's management agreement with the Manager provides for payment to the Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 13 for the terms of the management agreement.

Earnings Per Share

The Company follows the provisions of FASB ASC 260, Earnings Per Share. Basic earnings per share ("EPS") is calculated as net income or loss attributable to common stockholders divided by the weighted average number of shares of common stock outstanding or subscribed during the period. Diluted EPS is calculated using the treasury stock or two-class method, as applicable, for common stock equivalents, if any. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

Income Taxes

Orchid has qualified and elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.

Orchid measures, recognizes and presents its uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Under that guidance, Orchid assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. All of Orchid's tax positions are categorized as highly certain. There is no accrual for any tax, interest or penalties related to Orchid's tax position assessment. The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019. Early application is permitted for fiscal periods beginning after December 15, 2018. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions. The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of June 30, 2016 and December 31, 2015:

(in thousands)
	June 30, 2016	December 31, 2015
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$50,461	$52,238
Adjustable-rate Mortgages	2,095	2,976
Fixed-rate Mortgages	2,078,685	2,000,623
Total Pass-Through Certificates	2,131,241	2,055,837
Structured RMBS Certificates:
Interest-Only Securities	55,918	61,574
Inverse Interest-Only Securities	36,098	40,599
Total Structured RMBS Certificates	92,016	102,173
Total	$2,223,257	$2,158,010

The following table summarizes the Company's RMBS portfolio as of June 30, 2016 and December 31, 2015, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2016	December 31, 2015
Greater than one year and less than five years	$270	$-
Greater than five years and less than ten years	314	835
Greater than or equal to ten years	2,222,673	2,157,175
Total	$2,223,257	$2,158,010

The Company generally pledges its RMBS assets as collateral under repurchase agreements. At June 30, 2016 and December 31, 2015, the Company had unpledged securities totaling $43.7 million and $62.4 million, respectively.  The unpledged balance at June 30, 2016 includes unsettled security purchases with a fair value of approximately $4.3 million that will be pledged as collateral under repurchase agreements on their respective settlement dates in July 2016.

NOTE 3. REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions and a secured borrowing facility with the FHLBC. Interest rates on the borrowings are generally based on the London Interbank Offered Rate ("LIBOR ") plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2016, the Company had met all margin call requirements.

Repurchase Agreements

As of June 30, 2016, the Company had outstanding repurchase obligations of approximately $2,060.8 million with a net weighted average borrowing rate of 0.69%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $2,185.8 million, and cash pledged to the counterparties of approximately $3.6 million.  As of December 31, 2015, the Company had outstanding repurchase obligations of approximately $1,798.8 million with a net weighted average borrowing rate of 0.64%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,909.3 million, and cash pledged to the counterparties of approximately $4.0 million.

As of June 30, 2016 and 2015, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31
	(1 DAY OR	AND	AND
	LESS)	30 DAYS	90 DAYS	TOTAL
June 30, 2016
Fair market value of securities pledged, including
accrued interest receivable	$276,136	$1,506,619	$403,006	$2,185,761
Repurchase agreement liabilities associated with
these securities	$261,357	$1,419,188	$380,282	$2,060,827
Net weighted average borrowing rate	0.67%	0.70%	0.69%	0.69%
December 31, 2015
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,894,491	$14,801	$1,909,292
Repurchase agreement liabilities associated with
these securities	$-	$1,789,338	$9,475	$1,798,813
Net weighted average borrowing rate	-	0.64%	1.19%	0.64%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2016, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $127.1 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at June 30, 2016 and December 31, 2015.

FHLB Advances

In December 2015, our wholly-owned subsidiary, Orchid Island Casualty, LLC, was accepted for membership in the FHLBC.  As of December 31, 2015, our subsidiary had approximately $187.5 million of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.42%. These advances were secured by RMBS with a fair value, including accrued interest, of approximately $192.2 million as of June 30, 2016. This agreement also required our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of December 31, 2015, our subsidiary held FHLBC stock with a cost basis of approximately $3.8 million which is included in other assets in our consolidated balance sheets.

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency ("FHFA"), released a final rule that amended regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, our subsidiary is required to terminate its membership, redeem existing FHLBC stock, and repay its existing advances within one year following the effective date of the final rule. In addition, our subsidiary is prohibited from obtaining new advances or renewing existing advances upon their maturity during the one year transition period. The final rule became effective on February 19, 2016. During the six months ended June 30, 2016, all of our subsidiary's outstanding advances, including accrued interest, were refinanced through repurchase agreements. During the six months ended June 30, 2016, the Company redeemed all of its activity-based FHLBC stock but still holds stock with a carrying value of $2,500, the minimum amount required to retain membership.

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

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2016 and December 31, 2015.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2016	December 31, 2015
Assets
Receiver swaptions	Derivative assets, at fair value	-	669
Total derivative assets, at fair value		$-	$669

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$5,560	$-
TBA securities	Derivative liabilities, at fair value	313	-
Total derivative liabilities, at fair value		$5,873	$-

Margin Balances Posted to Counterparties
Futures contracts	Restricted cash	$3,458	$8,483
Interest rate swap contracts	Restricted cash	11,692	-
Total margin balances on derivative contracts		$15,150	$8,483

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at June 30, 2016 and December 31, 2015.

($ in thousands)
	June 30, 2016
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2016	$200,000	1.68%	0.66%	$(1,019)
2017	200,000	2.14%	0.75%	(2,776)
2018	200,000	2.53%	0.94%	(3,181)
2019	200,000	2.55%	1.07%	(743)
Total / Weighted Average	$200,000	2.24%	0.83%	$(7,719)

Treasury Note Futures Contracts (Short Position)(2)
September 2016 10 year T-Note futures
(Sep 2016 - Sep 2026 Hedge Period)	$185,000	1.65%	1.25%	$(6,099)

($ in thousands)
	December 31, 2015
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2016	$900,000	1.51%	0.98%	$(4,718)
2017	900,000	2.31%	1.59%	(6,550)
2018	900,000	2.77%	1.99%	(7,060)
2019	900,000	2.56%	2.17%	(865)
Total / Weighted Average	$900,000	2.23%	1.57%	$(19,193)

Treasury Note Futures Contracts (Short Position)(2)
December 2015 10 year T-Note futures
(Dec 2015 - Dec 2025 Hedge Period)	$185,000	1.99%	1.95%	$1,091

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $132.98 at June 30, 2016 and $125.91 at December 31, 2015.  The nominal values of the short positions was $246.0 million and $232.9 million at June 30, 2016 and December 31, 2015, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on LIBOR ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at June 30, 2016.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
Expiration	Amount	Rate	Rate	Value	(Years)
> 3 to ≤ 5 years	$600,000	1.05%	0.63%	$(5,560)	3.6

The table below presents information related to the Company's interest rate swaption positions at December 31, 2015.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
Receiver Swaptions
≤ 1 year	$1,100	$669	4.2	$100,000	1.77%	3 Month	5.0

The following table summarizes our contracts to purchase and sell TBA securities as of June 30, 2016.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
30-Year TBA securities:
4.0%	$(100,000)	$(106,922)	$(107,235)	$(313)
	$(100,000)	$(106,922)	$(107,235)	$(313)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2016 and 2015.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Eurodollar futures contracts (short positions)	$(18,701)	$(10,960)	$(1,196)	$358
T-Note futures contracts (short position)	(13,976)	(1,011)	(5,001)	(1,011)
Interest rate swaps	(4,629)	-	(4,608)	-
Receiver swaptions	36	-	-	-
Payer swaptions	-	(1,152)	-	(61)
Net TBA securities	(1,911)	(31)	(786)	(88)
	$(39,181)	$(13,154)	$(11,591)	$(802)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements, FHLB advances, derivative agreements and insurance capital by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2016 and December 31, 2015.

(in thousands)
	June 30, 2016
	Repurchase	FHLB	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Advances	Agreements	Capital(1)	Total
PT RMBS - fair value	$2,120,581	$-	$-	$1,753	$2,122,334
Structured RMBS - fair value	57,268	-	-	-	57,268
Accrued interest on pledged securities	7,912	-	-	6	7,918
Restricted cash	3,584	-	15,150	250	18,984
Total	$2,189,345	$-	$15,150	$2,009	$2,206,504

(in thousands)
	December 31, 2015
	Repurchase	FHLB	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Advances	Agreements	Capital(1)	Total
PT RMBS - fair value	$1,833,020	$191,550	$-	$1,752	$2,026,322
Structured RMBS - fair value	69,252	-	-	-	69,252
Accrued interest on pledged securities	7,019	645	-	6	7,670
Restricted cash	3,997	-	8,483	250	12,730
Total	$1,913,288	$192,195	$8,483	$2,008	$2,115,974

(1)	Orchid Island Casualty, Inc. is required to maintain sufficient capital in the form of cash and securities to protect it against losses.

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of June 30, 2016 and December 31, 2015.

(in thousands)
Assets Pledged to Orchid	June 30, 2016	December 31, 2015
PT RMBS - fair value	$-	$167
U.S. Treasury securities - fair value	-	723
Cash	1,910	1,421
Total	$1,910	$2,311

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

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2016 and December 31, 2015.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2015
Receiver swaptions	$669	$-	$669	$(669)	$-	$-

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2016
Repurchase Agreements	$2,060,827	$-	$2,060,827	$(2,057,243)	$(3,584)	$-
Interest rate swaps	5,560	-	5,560	-	(5,560)	-
	$2,066,387	$-	$2,066,387	$(2,057,243)	$(9,144)	$-
December 31, 2015
Repurchase Agreements	$1,798,813	$-	$1,798,813	$(1,794,816)	$(3,997)	$-

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

NOTE 7. CAPITAL STOCK

Common Stock Issuances

During 2016 and 2015, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the three months ended September 30, 2015, December 31, 2015 and June 30, 2016.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2016
At the Market Offering Program(3)	Second Quarter	$10.48	646,753	$6,591
			646,753	$6,591
2015
At the Market Offering Program(3)	First Quarter	$13.66	1,210,487	$16,175
At the Market Offering Program(3)	Second Quarter	13.65	5,024,530	67,100
			6,235,017	$83,275

(1)	Weighted average price received per share is gross of underwriters' discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.
(3)
The Company has entered into three equity distribution agreements, two of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company's common stock in at the market and privately negotiated transactions from time to time. As of June 30, 2016, shares with a value of $8.3 million remain available for issuance under the March 2015 Equity Distribution Agreement.

Share Repurchase Program

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice.

From the inception of the share repurchase program through June 30, 2016, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.  No shares have been repurchased during the six months ended June 30, 2016.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock since its February 2013 IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016 - YTD(1)	0.980	21,618
Totals	$6.455	$87,671

(1)
On July 13, 2016, the Company declared a dividend of $0.14 per share to be paid on July 29, 2016.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of June 30, 2016.

NOTE 8. STOCK INCENTIVE PLAN

In October 2012, the Company's Board of Directors adopted and Bimini, then the Company's sole stockholder, approved, the Orchid Island Capital, Inc. 2012 Equity Incentive Plan (the "Incentive Plan") to recruit and retain employees, directors and other service providers, including employees of the Manager and other affiliates. The Incentive Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors except that the Company's full Board of Directors will administer awards made to directors who are not employees of the Company or its affiliates.  The Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of the Company's common stock that may be issued under the Incentive Plan.

Restricted Stock Awards

On April 25, 2014, the Compensation Committee granted each of our non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date. Directors will have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares. The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Company prior to the respective vesting dates.  There were no vested and unissued restricted stock awards at June 30, 2016 and December 31, 2015.

The table below presents information related to the Company's restricted common stock at June 30, 2016 and 2015.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	16,000	$12.23	24,000	$12.23
Granted	-	-	-	-
Vested and issued	(8,000)	12.23	(8,000)	12.23
Unvested, end of period	8,000	$12.23	16,000	$12.23

Compensation expense during period		$49		$49
Unrecognized compensation expense, end of period		$82		$179
Intrinsic value, end of period		$82		$179
Weighted-average remaining vesting term (in years)		0.8		1.8

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2016 and 2015.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2016	2015
Fully vested shares granted(1)	35,911	24,619
Weighted average grant date price	$10.02	$13.28
Compensation expense related to fully vested common share awards(2)	$360	$327

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

Performance Units

The Company may issue performance units under the Incentive Plan to certain executive officers and employees. "Performance Units" vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company's common stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer for the Company. Compensation expense for the Performance Units are recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the six months ended June 30, 2016.

($ in thousands, except per share data)
	Six Months Ended June, 30,
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	7,508	$13.32	-	$-
Granted	41,500	10.00	7,508	13.32
Vested and issued	(1,502)	13.32	-	-
Unvested, end of period	47,506	$10.42	7,508	$13.32

Compensation expense during period		$85		$22
Unrecognized compensation expense, end of period		$384		$78
Intrinsic value, end of period		$489		$84
Weighted-average remaining vesting term (in years)		1.8		1.8

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2016.

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

NOTE 11. EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the six and three months ended June 30, 2016. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2016 and 2015.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income (loss) - Basic and diluted	$1,872	$2,677	$6,463	$(2,832)
Weighted average common shares:
Common shares outstanding at the balance sheet date	22,431	22,960	22,431	22,960
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	56	24	56	-
Effect of weighting	(633)	(4,664)	(566)	(3,208)
Weighted average shares-basic and diluted	21,854	18,320	21,921	19,752
Income per common share:
Basic and diluted	$0.08	$0.14	$0.29	$0.14

There was an average of 25,705 shares of restricted common stock and Performance Units that were anti-dilutive and not included in diluted earnings per share for the three months ended June 30, 2015.

NOTE 12. FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:


Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),


Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and


Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company's own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

The Company's RMBS, interest rate swaptions and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in RMBS, interest rate swaptions and TBA securities determined by either an independent third-party or do so internally.

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the six and three months ended June 30, 2016 and 2015. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Mortgage-backed securities	$2,223,257	$-	$2,223,257	$-
Margin posted on derivative agreements	15,150	15,150	-	-
Interest rate swaps	(5,560)	-	(5,560)	-
TBA securities	(313)	-	(313)	-
December 31, 2015
Mortgage-backed securities	$2,158,010	$-	$2,158,010	$-
Margin posted on derivative agreements	8,483	8,483	-	-
Receiver swaptions	669	-	669	-

During the six and three months ended June 30, 2016 and 2015, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2017 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

	One-twelfth of 1.5% of the first $250 million of the Company's equity, as defined in the management agreement,
	One-twelfth of 1.25% of the Company's equity that is greater than $250 million and less than or equal to $500 million, and
	One-twelfth of 1.00% of the Company's equity that is greater than $500 million.

The Company is obligated to reimburse the Manager for any direct expenses incurred on its behalf and to pay the Manager the Company's pro rata portion of certain overhead costs set forth in the management agreement.  Should the Company terminate the management agreement without cause, it will pay to the Manager a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the term of the agreement.

Total expenses recorded for the management fee and costs incurred were approximately $2.5 million and $1.3 million for the six and three months ended June 30, 2016, respectively, and $2.4 million and $1.3 million for the six and three months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, the net amount due to affiliates was approximately $0.4 million and $0.5 million, respectively.

Other Relationships with Bimini

John B. Van Heuvelen, one of our independent director nominees, owns shares of common stock of Bimini. Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2016, Bimini owned 1,395,036 shares, or 6.2%, of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under "Risk Factors" in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

We are a specialty finance company that invests in residential mortgage-backed securities ("RMBS") which are issued and guaranteed by a federally chartered corporation or agency ("Agency RMBS"). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS ("PT RMBS") and (ii) structured Agency RMBS, such as collateralized mortgage obligations ("CMOs"), interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency RMBS. We were formed by Bimini in August 2010, commenced operations on November 24, 2010 and completed our initial public offering ("IPO") on February 20, 2013.  We are externally managed by Bimini Advisors, a registered investment adviser with the Securities and Exchange Commission (the "SEC").

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

We operate so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").  We generally will not be subject to U.S. federal income tax to the extent that we currently distribute all of our REIT taxable income (as defined in the Code) to our stockholders and maintain our REIT qualification.

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "ORC".

Capital Raising Activities

We completed secondary offerings in January and March 2014, raising aggregate net proceeds of approximately $68.2 million from the sale of 5,750,000 shares of our common stock inclusive of the $5.7 million of net proceeds received from the exercise of the underwriters' overallotment option granted in the March 2014 offering, which closed in April 2014.

On June 17, 2014, we entered into an equity distribution agreement (the "June 2014 Equity Distribution Agreement") with two sales agents pursuant to which the we could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  We issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees, prior to its termination.

On September 3, 2014, we entered into a second equity distribution agreement (the "September 2014 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions. The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement.  We issued a total of 5,087,646 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $69.1 million, net of commissions and fees, prior to its termination.

On March 2, 2015, we entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  Through June 30, 2016, we had issued a total of 6,687,855 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $89.7 million, net of commissions and fees.

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through June 30, 2016, we repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

	interest rate trends;
	the difference between Agency RMBS yields and our funding and hedging costs;
	competition for investments in Agency RMBS;
	recent actions taken by the Federal Reserve and the U.S. Treasury;
	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates; and
	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

	our degree of leverage;
	our access to funding and borrowing capacity;
	our borrowing costs;
	our hedging activities;
	the market value of our investments; and
	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company's results of operations for the six and three months ended June 30, 2016, as compared to the Company's results of operations for the six and three months ended June 30, 2015.

Net Income (Loss) Summary

Net income for the six months ended June 30, 2016 was $1.9 million, or $0.08 per share. Net income for the six months ended June 30, 2015 was $2.7 million, or $0.14 per share.  Net income for the three months ended June 30, 2016 was $6.5 million, or $0.29 per share. Net loss for the three months ended June 30, 2015 was $2.8 million, or $0.14 per share.  The components of net income (loss) for the six and three months ended June 30, 2016 and 2015, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended, June 30,
	2016	2015	Change	2016	2015	Change
Interest income	$39,701	$31,367	$8,334	$19,235	$16,753	$2,482
Interest expense	(6,649)	(2,863)	(3,786)	(3,330)	(1,567)	(1,763)
Net interest income	33,052	28,504	4,548	15,905	15,186	719
Losses on RMBS and derivative contracts	(26,865)	(22,080)	(4,785)	(7,308)	(16,017)	8,709
Net portfolio income (loss)	6,187	6,424	(237)	8,597	(831)	9,428
Expenses	(4,315)	(3,747)	(568)	(2,134)	(2,001)	(133)
Net income (loss)	$1,872	$2,677	$(805)	$6,463	$(2,832)	$9,295

GAAP and Non-GAAP Reconciliations

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "Economic Interest Expense" and "Economic Net Interest Income."

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note ("T-Note") futures contracts, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. As discussed above, we have not elected to designate its derivative holdings for hedge accounting treatment. Therefore, changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense.

We have not elected to designate our derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board, (the "FASB"), Accounting Standards Codification, ("ASC"), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

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

We believe that economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help management to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of its current investment portfolio or operations. The unrealized gains or losses on derivative instruments presented in our consolidated statements of operations are not necessarily representative of the total interest rate expense that we will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

Our presentation of the economic value of its hedging strategy has important limitations. First, other market participants may calculate economic interest expense and economic net interest income differently than the way we calculate them. Second, while we believe that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool. Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2016 and 2015 and each quarter during 2016 and 2015.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2016	$(11,591)	$(786)	$(2,210)	$(8,595)
March 31, 2016	(27,590)	(1,125)	(1,933)	(24,532)
December 31, 2015	12,770	362	(1,196)	13,604
September 30, 2015	(22,506)	55	(881)	(21,680)
June 30, 2015	(803)	(88)	(595)	(120)
March 31, 2015	(12,351)	57	(306)	(12,102)
Six Months Ended
June 30, 2016	$(39,181)	$(1,911)	$(4,143)	$(33,127)
June 30, 2015	(13,154)	(31)	(901)	(12,222)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2016	$19,235	$3,330	$(2,210)	$5,540	$15,905	$13,695
March 31, 2016	20,466	3,319	(1,933)	5,252	17,147	15,214
December 31, 2015	19,092	2,371	(1,196)	3,567	16,721	15,525
September 30, 2015	18,352	2,037	(881)	2,918	16,315	15,434
June 30, 2015	16,753	1,567	(595)	2,162	15,186	14,591
March 31, 2015	14,614	1,296	(306)	1,602	13,318	13,012
Six Months Ended
June 30, 2016	$39,701	$6,649	$(4,143)	$10,792	$33,052	28,909
June 30, 2015	31,367	2,863	(901)	3,764	28,504	27,603

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.
Net Interest Income

During the six months ended June 30, 2016, we generated $33.1 million of net interest income, consisting of $39.7 million of interest income from RMBS assets offset by $6.6 million of interest expense on borrowings. For the comparable period ended June 30, 2015, we generated $28.5 million of net interest income, consisting of $31.4 million of interest income from RMBS assets offset by $2.9 million of interest expense on borrowings.   The $8.3 million increase in interest income and $3.8 million increase in interest expense for the six months ended June 30, 2016 reflects the growth of our portfolio fueled by our capital raising activities during the first six months of 2015 and the second quarter of 2016, as well as increased yields earned on our portfolio and increased costs of borrowings.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2016 and 2015 was $10.8 million and $3.8 million, respectively, resulting in $28.9 million and $27.6 million of economic net interest income, respectively.

During the three months ended June 30, 2016, we generated $15.9 million of net interest income, consisting of $19.2 million of interest income from RMBS assets offset by $3.3 million of interest expense on borrowings.  For the three months ended June 30, 2015, we generated $15.2 million of net interest income, consisting of $16.8 million of interest income from RMBS assets offset by $1.6 million of interest expense on borrowings. As in the year to date period, the increased interest income and interest expense for the three months ended June 30, 2016 as compared to the same period in 2015, reflects a combination of the growth of our portfolio and increased yields on the portfolio and costs of borrowings.

On an economic basis, our interest expense on repurchase liabilities for the three months ended June 30, 2016 and 2015 was $5.5 million and $2.2 million, respectively, resulting in $13.7 million and $14.6 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2016 and 2015 and each quarter during 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2016	$2,100,151	$19,235	3.66%	$2,000,158	$3,330	$5,540	0.67%	1.11%
March 31, 2016	2,067,527	20,466	3.96%	1,962,901	3,319	5,252	0.68%	1.07%
December 31, 2015	2,137,810	19,092	3.57%	1,964,806	2,371	3,567	0.48%	0.73%
September 30, 2015	2,146,240	18,352	3.42%	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,925,746	16,753	3.48%	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,612,896	14,614	3.62%	1,448,071	1,296	1,602	0.36%	0.44%
Six Months Ended
June 30, 2016	$2,083,839	$39,701	3.81%	$1,981,529	$6,649	$10,792	0.67%	1.09%
June 30, 2015	1,769,321	31,367	3.55%	1,592,426	2,863	3,764	0.36%	0.47%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2016	$15,905	$13,695	2.99%	2.55%
March 31, 2016	17,147	15,214	3.28%	2.89%
December 31, 2015	16,721	15,525	3.09%	2.84%
September 30, 2015	16,315	15,434	3.01%	2.83%
June 30, 2015	15,186	14,591	3.12%	2.98%
March 31, 2015	13,318	13,012	3.26%	3.18%
Six Months Ended
June 30, 2016	$33,052	$28,909	3.14%	2.72%
June 30, 2015	28,504	27,603	3.19%	3.08%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 31 and 32 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 32 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by Average RMBS.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average RMBS.

Interest Income and Average Asset Yield

Our interest income for the six months ended June 30, 2016 and 2015 was $39.7 million and $31.4 million, respectively. We had average RMBS holdings of $2,083.8 million and $1,769.3 million for the six months ended June 30, 2016 and 2015, respectively. The yield on our portfolio was 3.81% and 3.55% for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, there was a $8.3 million increase in interest income due to a $314.5 million increase in average RMBS, combined with a 26 basis point increase in the yield on average RMBS.  The increase in average RMBS during the six months ended June 30, 2016 reflects the deployment of the proceeds of our capital raising activities, on a leveraged basis.

Our interest income for the three months ended June 30, 2016 and 2015 was $19.2 million and $16.8 million, respectively.  We had average RMBS holdings of $2,100.2 million and $1,925.7 million for the three months ended June 30, 2016 and 2015, respectively.  The yield on our portfolio was 3.66% and 3.48% for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, there was a $2.5 million increase in interest income due to a $174.4 million increase in average RMBS, combined with an 18 basis point increase in the yield on average RMBS.  The increase in average RMBS during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, reflects the deployment of the proceeds of our capital raising activities after June 30, 2015, and before July 1, 2016, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS ("PT RMBS") for the six months ended June 30, 2016 and 2015 and each quarter during 2016 and 2015.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2016	$2,006,392	$93,759	$2,100,151	$19,072	$163	$19,235	3.80%	0.70%	3.66%
March 31, 2016	1,968,690	98,837	2,067,527	19,682	784	20,466	4.00%	3.17%	3.96%
December 31, 2015	2,034,623	103,187	2,137,810	19,337	(245)	19,092	3.80%	(0.95)%	3.57%
September 30, 2015	2,033,494	112,746	2,146,240	18,642	(290)	18,352	3.67%	(1.03)%	3.42%
June 30, 2015	1,824,893	100,853	1,925,746	16,549	204	16,753	3.63%	0.81%	3.48%
March 31, 2015	1,541,497	71,399	1,612,896	14,629	(15)	14,614	3.80%	(0.09)%	3.62%
Six Months Ended
June 30, 2016	$1,987,541	$96,298	$2,083,839	$38,754	$947	$39,701	3.90%	1.97%	3.81%
June 30, 2015	1,683,195	86,126	1,769,321	31,178	189	31,367	3.70%	0.44%	3.55%

Interest Expense and the Cost of Funds

We had average borrowings of $1,981.5 million and $1,592.4 million and total interest expense of $6.6 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively. Our average cost of funds was 0.67% for the six months ended June 30, 2016, compared to 0.36% for the comparable period in 2015.  There was a $389.1 million increase in average outstanding borrowings during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  The higher cost of funds for the six months ended June 30, 2016, compared to the same period in 2015, reflects the higher short-term rates as presented in the table below.  The increase in average outstanding borrowings reflects the leveraging of the proceeds of our capital raising activities.

Our economic interest expense was $10.8 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively. There was a 62 basis point increase in the average economic cost of funds to 1.09% for the six months ended June 30, 2016 from 0.47% for the six months ended June 30, 2015.  The increase in economic interest expense was partially due to the increase in average outstanding borrowings during the six months ended June 30, 2016, combined with losses on derivative agreements attributed to the current period.

We had average outstanding borrowings of $2,000.2 million and $1,736.8 million and total interest expense of $3.3 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively. Our average cost of funds was 0.67% and 0.36% for three months ended June 30, 2016 and 2015, respectively.  There was a 31 basis point increase in the average cost of funds and a $263.4 million increase in average outstanding borrowings during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. As in the year to date period, the higher cost of funds for the three months ended June 30, 2016, compared to the same period in 2015, reflects the higher short-term rates, and the increase in average outstanding borrowings reflects the leveraging of the proceeds of our capital raising activities.

Our economic interest expense was $5.5 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively. There was a 61 basis point increase in the average economic cost of funds to 1.11% for the three months ended June 30, 2016 from 0.50% for the three months ended June 30, 2015. The increase in economic interest expense during the three months ended June 30, 2016 was due to a combination of the increase in average outstanding borrowings, the higher average interest rates charged for those borrowings, and losses on derivative agreements attributed to the current period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 23 basis points above the average one-month LIBOR and 25 basis points below  the average six-month LIBOR for the quarter ended June 30, 2016.  Our average economic cost of funds was 67 basis points above the average one-month LIBOR and 19 basis points above the average six-month LIBOR for the quarter ended June 30, 2016. The average term to maturity of the outstanding repurchase agreements increased to 19 days at June 30, 2016 from 15 days at December 31, 2015.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2016 and 2015 and each quarter in 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2016	$2,000,158	$3,330	$5,540	0.67%	1.11%
March 31, 2016	1,962,901	3,319	5,252	0.68%	1.07%
December 31, 2015	1,964,806	2,371	3,567	0.48%	0.73%
September 30, 2015	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,448,071	1,296	1,602	0.36%	0.44%
Six Months Ended
June 30, 2016	$1,981,529	$6,649	$10,792	0.67%	1.09%
June 30, 2015	1,592,426	2,863	3,764	0.36%	0.47%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.67%	0.19%
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%
December 31, 2015	0.28%	0.65%	0.20%	(0.17)%	0.45%	0.08%
September 30, 2015	0.19%	0.49%	0.22%	(0.08)%	0.40%	0.10%
June 30, 2015	0.18%	0.40%	0.18%	(0.04)%	0.32%	0.10%
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%
Six Months Ended
June 30, 2016	0.42%	0.88%	0.25%	(0.21)%	0.67%	0.21%
June 30, 2015	0.18%	0.38%	0.18%	(0.02)%	0.29%	0.09%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2016 and 2015.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Realized gains (losses) on sales of RMBS	$4,253	$(1,923)	$6,176	$10	$(1,891)	$1,901
Unrealized gains (losses) on RMBS	8,049	(7,003)	15,052	4,262	(13,324)	17,586
Total gains (losses) on RMBS	12,302	(8,926)	21,228	4,272	(15,215)	19,487
Losses on interest rate futures	(32,677)	(11,971)	(20,706)	(6,197)	(653)	(5,544)
Losses on interest rate swaps	(4,629)	-	(4,629)	(4,608)	-	(4,608)
Gains (losses) on payer swaptions	36	(1,152)	1,188	-	(61)	61
Losses on TBA securities	(1,911)	(31)	(1,880)	(786)	(88)	(698)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2016 and 2015, we received proceeds of $1,327.5 million and $402.6 million, respectively, from the sales of RMBS. During the three months ended June 30, 2016 and 2015, we received proceeds of $586.3 million and $362.3 million, respectively, from the sales of RMBS.

The net realized and unrealized losses on RMBS for the six and three months ended June 30, 2016 were driven in part by an increase in yield spreads between MBS and comparable duration swap rates in the three months ended June 30, 2016 resulting in decreased RMBS prices.  Losses on interest rate futures contracts are a result of higher implied forward rates during the six and three months ended June 30, 2016 and 2015. The table below presents historical interest rate data for each quarter end during 2016 and 2015.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the six and three months ended June 30, 2016, the Company's total operating expenses were approximately $4.3 million and $2.1 million, respectively, compared to approximately $3.7 million and $2.0 million, respectively, for the six and three months ended June 30, 2015. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2016 and 2015.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Management fees	$1,916	$1,869	$47	$945	$1,014	$(69)
Overhead allocation	626	514	112	329	274	55
Accrued incentive compensation	385	322	63	214	157	57
Directors fees and liability insurance	527	482	45	245	234	11
Audit, legal and other professional fees	461	333	128	215	173	42
Other direct REIT operating expenses	239	88	151	99	46	53
Other expenses	161	139	22	87	103	(16)
Total expenses	$4,315	$3,747	$568	$2,134	$2,001	$133

The Company is externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2017 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:
	One-twelfth of 1.5% of the first $250 million of the Company's equity, as defined in the management agreement,
	One-twelfth of 1.25% of the Company's equity that is greater than $250 million and less than or equal to $500 million, and
	One-twelfth of 1.00% of the Company's equity that is greater than $500 million.

The Company is obligated to reimburse the Manager for any direct expenses incurred on its behalf and to pay the Manager the Company's pro rata portion of certain overhead costs set forth in the management agreement.  Should the Company terminate the management agreement without cause, it will pay to the Manager a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of term of the agreement.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2016, our RMBS portfolio consisted of $2,223.3 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.20%.  During the six months ended June 30, 2016, we received principal repayments of $109.4 million compared to $110.1 million for the six months ended June 30, 2015.  The average prepayment speeds for the quarters ended June 30, 2016 and 2015 were 11.0% and 15.3%, respectively.

The following table presents the constant prepayment rate ("CPR") experienced on our structured and PT RMBS sub-portfolios, on an annualized basis, for the quarterly periods presented. CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation. The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2016	8.4	15.9	11.0
March 31, 2016	5.5	12.4	8.2
December 31, 2015	6.8	13.4	9.0
September 30, 2015	6.1	16.2	10.2
June 30, 2015	13.8	17.9	15.3
March 31, 2015	8.1	14.6	9.7

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of June 30, 2016 and December 31, 2015:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2016
Adjustable Rate RMBS	$2,095	0.1%	3.10%	225	1-Sep-35	0.84	10.05%	2.00%
Fixed Rate RMBS	2,078,685	93.5%	4.23%	315	1-Jul-46	NA	NA	NA
Hybrid Adjustable Rate RMBS	50,461	2.3%	2.55%	319	1-Aug-43	79.05	7.54%	2.00%
Total Mortgage-backed Pass-through	2,131,241	95.9%	4.19%	315	1-Jul-46	NA	NA	NA
Interest-Only Securities	55,918	2.5%	3.56%	231	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	36,098	1.6%	5.90%	315	15-Apr-45	NA	6.34%	NA
Total Structured RMBS	92,016	4.1%	4.47%	264	25-Apr-45	NA	NA	NA
Total Mortgage Assets	$2,223,257	100.0%	4.20%	313	1-Jul-46	NA	NA	NA
December 31, 2015
Adjustable Rate RMBS	$2,976	0.1%	3.63%	224	1-Sep-35	4.10	10.04%	2.00%
Fixed Rate RMBS	2,000,623	92.7%	4.22%	315	1-Dec-45	NA	NA	NA
Hybrid Adjustable Rate RMBS	52,238	2.4%	2.55%	325	1-Aug-43	84.93	7.55%	2.00%
Total Mortgage-backed Pass-through	2,055,837	95.2%	4.18%	315	1-Dec-45	NA	NA	NA
Interest-Only Securities	61,574	2.9%	3.58%	250	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	40,599	1.9%	5.97%	320	15-Apr-45	NA	6.36%	NA
Total Structured RMBS	102,173	4.8%	4.53%	278	25-Apr-45	NA	NA	NA
Total Mortgage Assets	$2,158,010	100.0%	4.19%	313	1-Dec-45	NA	NA	NA

($ in thousands)
	June 30, 2016		December 31, 2015
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,707,403	76.8%	$1,747,699	81.0%
Freddie Mac	506,310	22.8%	394,256	18.3%
Ginnie Mae	9,544	0.4%	16,055	0.7%
Total Portfolio	$2,223,257	100.0%	$2,158,010	100.0%

	June 30, 2016	December 31, 2015
Weighted Average Pass-through Purchase Price	$108.62	$108.05
Weighted Average Structured Purchase Price	$13.84	$14.18
Weighted Average Pass-through Current Price	$110.02	$107.56
Weighted Average Structured Current Price	$11.66	$14.17
Effective Duration (1)	2.272	2.753

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 2.272 indicates that an interest rate increase of 1.0% would be expected to cause a 2.272% decrease in the value of the RMBS in the Company's investment portfolio at June 30, 2016.  An effective duration of 2.753 indicates that an interest rate increase of 1.0% would be expected to cause a 2.753% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2015. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2016 and 2015.

($ in thousands)
	2016			2015
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,470,881	$109.24	2.28%	$1,087,707	$107.63	2.62%
Structured RMBS	18,554	11.67	2.18%	59,583	14.55	2.80%

Borrowings

As of June 30, 2016, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 18 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest rates that are based on a spread to LIBOR.  During the fourth quarter of 2015, the Company, through its captive insurance subsidiary Orchid Island Casualty, LLC, became a member of the Federal Home Loan Bank ("FHLB") of Cincinnati and received its first advance in December of 2015. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Administration ("FHFA") issued a final ruling that, among other things, eliminated the ability of captive insurance subsidiaries such as Orchid Island Casualty, LLC from receiving advances from the FHLB of Cincinnati. While the Company no longer has access to advances from the FHLB of Cincinnati, we believe our other established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2016, we had obligations outstanding under the repurchase agreements of approximately $2,060.8 million with a net weighted average borrowing cost of 0.69%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 1 to 43 days, with a weighted average remaining maturity of 19 days.  Securing the repurchase agreement obligations as of June 30, 2016 are RMBS with an estimated fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $2,185.8 million and a weighted average maturity of 314 months, and cash pledged to counterparties of approximately $3.6 million.  Through July 28, 2016, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2016 with maturities through October 25, 2016.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2016 and 2015.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
June 30, 2016	$2,060,827	$2,000,158	$60,669	3.03%
March 31, 2016	1,939,489	1,962,901	(23,412)	(1.19)%
December 31, 2015	1,986,313	1,964,806	21,507	1.09%
September 30, 2015	1,943,299	1,978,685	(35,386)	(1.79)%
June 30, 2015	2,014,071	1,736,781	277,290	15.97	%(1)
March 31, 2015	1,459,490	1,448,071	11,419	0.79%

(1)
The higher ending balance relative to the average balance during the quarter ended June 30, 2015 reflects the deployment of the proceeds, on a leveraged basis, of the Company's share issuances under the March 2015 Equity Distribution Agreement.  During the quarter ended June 30, 2015, the Company's investment in PT RMBS increased $457.4 million.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2016, haircuts on our pledged collateral remained stable and as of June 30, 2016, our weighted average haircut was approximately 5.3% of the value of our collateral.

As discussed earlier, we invest a portion of our capital in structured Agency RMBS.  We do not apply leverage to this portion of our portfolio.  The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market. This structured RMBS strategy has been a core element of the Company's overall investment strategy since inception. However, we have and may continue to pledge a portion of our structured RMBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$2,060,827	$-	$-	$-	$2,060,827
Interest expense on repurchase agreements(1)	2,145	-	-	-	2,145
Unsettled securities purchased	4,276	-	-	-	4,276
Totals	$2,067,248	$-	$-	$-	$2,067,248

(1)	Interest expense on repurchase agreements is based on current interest rates as of June 30, 2016 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of June 30, 2016, we had cash and cash equivalents of $64.7 million.  We generated cash flows of $148.2 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $1,981.5 million during the six months ended June 30, 2016.

Stockholders' Equity

In January 2014, we completed a public offering of 2,070,000 shares of our common stock (including 270,000 shares sold pursuant to the full exercise of the overallotment option granted to the underwriters which closed on January 29, 2014) for aggregate net proceeds of approximately $24.2 million after deducting underwriters' discounts and commissions and offering expenses.

In March 2014, we completed a public offering of 3,680,000 shares of our common stock (including 480,000 shares sold pursuant to the full exercise of the overallotment option granted to the underwriters which closed on April 11, 2014) for aggregate net proceeds of approximately $44.0 million after deducting underwriters' discounts and commissions and offering expenses.

On June 17, 2014, we entered into an equity distribution agreement (the "June 2014 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $35,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  We issued a total of 2,528,416 shares under the June 2014 Equity Distribution Agreement for aggregate proceeds of approximately $34.2 million, net of commissions and fees, prior to its termination.

On September 3, 2014, we entered into a second equity distribution agreement (the "September 2014 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions. The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement. We issued a total of 5,087,646 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $69.1 million, net of commissions and fees, prior to its termination.

On March 2, 2015, we entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions. The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement. Through June 30, 2016, we issued a total of 6,867,855 shares under March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $89.7 million, net of commissions and fees.

On July 29, 2015 the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through June 30, 2016, we repurchased a total of 1,216,243 shares for aggregate costs of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.

Outlook

Interest Rates

The second quarter of 2016 was in many respects a continuation of what we saw in the first quarter, albeit with a few twists and turns as the market reacted to the events that unfolded.  At the conclusion of the Federal Reserve Open Market Committee meeting in late April, the committee released a statement that was perceived to be dovish by the market.  The committee was seen to be backing away from earlier calls for two to three rate increases in 2016 and more concerned with market turmoil and events abroad.  However, the market reaction was apparently stronger than the committee expected. The committee once again reversed their tone in May, and several governors and committee members returned to their data dependent focus in their public comments – appearing to try to talk the market back into expecting further policy normalization.  This seemed to make sense as the incoming economic data improved and events overseas moderated. Just as the market was starting to price in a meaningful probability of a rate hike in June, the May non-farm payroll data was released in early June. The lone stalwart of the expansion, job growth, appeared to slow dramatically. The market was taken by surprise by the magnitude of the slowdown in job creation. Once again the market reversed course, and the futures market priced out most policy adjustments for the balance of the year. Later in the month the Federal Reserve conducted their scheduled meeting, and at the press conference Chair Yellen stressed the committee would be even more patient in normalizing rates and needed to see more data on the employment front to determine if the June report was the start of a new trend or an aberration. The chair also cited the pending referendum in the United Kingdom ("UK") the following week regarding the potential exit of the UK from the European Union ("EU"), referred to as "Brexit", as another reason for patience. The following week the market was stunned when voters in the UK voted in favor of the referendum and opted to leave the EU, albeit the process could take up to two years.  The initial market reaction was violent, and the futures market priced in a small probability of an easing of monetary policy by the Fed in the months ahead.  The second quarter ended with rates, particularly longer term rates, at or near all-time lows.  In early July Germany issued 10 year bunds with a negative yield for the first time.

These events made for a volatile market as expectations for the path of the economy, Federal Reserve monetary policy and the status of the EU changed violently and often over the course of the second quarter.  The volatility has abated so far in the third quarter.  The impact of these events in the second quarter on the mortgage market was to push spreads wider and heighten prepayment fears. As we moved into July two things changed – although only slightly.  First the economic data, starting with the June non-farm payroll report on July 8th, strengthened, and the May report appeared to be an aberration.  Subsequent data has been strong and the economy appears to be well on its way to recovering from a slowdown in the first quarter.  After initially being reported as less than 1%, GDP growth in the first quarter appears to have been slightly over one percent and higher than 2% in the second quarter. The second development was the fall-out from the "Brexit" appears to have been minimal. Since the event in late June, the European Central Bank has held a meeting and opted to maintain their current monetary policy as they wait to further assess the impact, if any, from the referendum. The Bank of England reached a similar conclusion at their initial meeting after the vote. The markets have reacted accordingly as equities, both here and in Europe, have returned to levels seen before the vote. Interest rates have moved off the extreme lows seen immediately after the vote, but have yet to reach pre-Brexit levels, as is the case with the British Pound. Mortgages have tightened, although still trade at slightly wider levels than those seen before the vote.  Importantly for us, primary mortgage rates did not react meaningfully to the sharp rally in rates as originators appear to be unable or unwilling to lower rates available to borrowers as much as the move in benchmark rates would suggest. Given the turn in economic data, the front end of the curve, and funding levels, have stabilized and are in fact higher than before the UK referendum. This has likely kept originators from lowering primary rates as their margins would be squeezed further if they lowered rates to borrowers.

As we enter the third quarter of 2016 the U.S. economy appears to be rebounding from the slow-down in the first quarter. Passage of the referendum in the United Kingdom that will lead to the exit of the United Kingdom from the European Union sometime over the next two years does not appear to be having a material impact on growth in the United States, as feared.  While it may still be too early to tell, the "Brexit" votes as it has come to be known, does not appear to have had a material impact on growth in the European Union as well.  In the US, the job market appears quite healthy as job growth continues above the rate needed to absorb new workers entering the work force, wage growth appears to accelerating and the economy may be near full employment, albeit with a lower participation rate than had been the norm in the past, probably the result of baby boomers leaving the workforce as they retire. The housing market appears robust and manufacturing, while still suffering from the effects of the strong dollar and weak energy prices, has at least stabilized. In sum, the US economy seems likely to maintain growth at or near 2% annually over the near to medium term. While conditions outside of the US, namely Europe, Japan and China, among other areas, are clearly operating below potential growth, the impact of this subpar growth does not appear to be having a meaningful impact on growth in the US.    Growth in these areas is likely to remain below trend over the near to medium term as well.  The net effect of these developments is likely to lead to a continuation of what we have seen year to date, namely low sovereign rates across the globe, generally low levels of inflation, continued steps by central banks to stimulate growth and inflation – except in the US, and occasional episodes of financial market turmoil. Such an outcome will likely lead to a very slow removal of accommodation by the Federal Reserve over the next few years – absent an unexpected acceleration in inflation. The slope of the US treasury curve is likely to remain flat by historical standards. Demand for Agency MBS, both from private and public institutions (i.e. various central banks), is likely to remain robust given the incremental yield offered by the securities over sovereign debt instruments, and their low credit risk.  Prepayments on such securities are not likely to accelerate materially owing to already compressed margins at mortgage originators and the fact most borrowers have already had numerous opportunities to refinance.

Our portfolio positioning is therefore unlikely to change materially over the course of the year. We will continue to closely monitor the developments in the market and may seek to re-align our strategy as we evaluate the opportunities across the spectrum in the mortgage industry and other types of assets in a continuing effort to seek the highest risk-adjusted returns for our capital.

Recent Regulatory Developments

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the "Final Rule"). The Final Rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Orchid Island Casualty, LLC ("Orchid Island Casualty"), from being eligible for membership in the FHLB system. Under the Final Rule, there is a one-year transition period from the effective date of February 19, 2016 within which the FHLBs must wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Orchid Island Casualty ("Post-NPR Captives"). The Final Rule also precludes the FHLBs from making any new advances or extending existing advances to Post-NPR Captives. In addition, upon the termination of membership, the FHLBs must liquidate all outstanding advances to Post-NPR Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Post-NPR Captive in accordance with the Final Rule. Therefore, Orchid Island Casualty, along with all other Post-NPR Captives, must completely wind down all business relationships with the FHLB of Cincinnati ("FHLBC"), including the repayment of all outstanding advances, prior to or simultaneously with the termination of Orchid Island Casualty's membership with the FHLBC.

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

We believe that we have ample borrowing capacity. However, since January 12, 2016, in response to the Final Rule on FHLB membership (described above), we replaced $187.5 million of FHLB advances held as of December 31, 2015 with borrowings from other counterparties under repurchase agreements. The Final Rule on FHLB membership requires the termination of Orchid Island Casualty's FHLBC membership prior to February 19, 2017. The Company does not expect these regulatory changes to materially adversely affect its core business and operations.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

Over the past quarter the spread between short and long-term interest rates remained volatile as the market reacted to economic data and changing views on future rate hikes by the Federal Reserve. This has marginally affected our net interest margin as spreads between Agency RMBS and benchmark interest rates widened during the early stages of the first quarter before tightening during the second quarter. Prepayment rates have increased as longer term rates declined during the second quarter and, to the extent prepayment rates remain elevated, this could put pressure on our net interest margin. The markets' perception of the timing of Federal Reserve increases in interest rates and the growth prospects for the global economy have changed more than once during 2016. Accordingly, economic data, as it is released, continues to have a significant impact in shaping market expectations. These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

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

Capital Expenditures

At June 30, 2016, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements.

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

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016 - YTD(1)	0.980	21,618
Totals	$6.455	$87,671

(1)
On July 13, 2016, the Company declared a dividend of $0.14 per share to be paid on July 29, 2016.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of June 30, 2016.

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

Jumpstart Our Business Startups Act of 2012

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.  We have elected to "opt out" of this provision and, as a result, we will be required to comply with new or revised accounting standards as required when they are adopted.  The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2016 and December 31, 2015, assuming rates instantaneously fall 100 basis points ("bps"), fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2016 and December 31, 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2016
-100 Basis Points	(0.83)%	(7.62)%
-50 Basis Points	(0.12)%	(1.14)%
+50 Basis Points	(0.49)%	(4.51)%
+100 Basis Points	(1.52)%	(13.84)%
As of December 31, 2015
-100 Basis Points	(0.03)%	(0.21)%
-50 Basis Points	0.20%	1.75%
+50 Basis Points	(0.72)%	(6.16)%
+100 Basis Points	(2.10)%	(17.90)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2016, we had unrestricted cash and cash equivalents of $64.7 million and unpledged securities of approximately $43.7 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "evaluation date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiary is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in its periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K filed with the SEC on February 25, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference).

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

Orchid Island Capital, Inc.
Registrant

Date: July 28, 2016	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: July 28, 2016	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference).

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