Form 10-Q
period 2016-09-30
Orchid Island Capital, Inc.
filed 2016-11-01
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Large accelerated filer ☐ Accelerated filer ☒Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Number of shares outstanding at November 1, 2016: 26,252,193

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$2,404,113	$2,095,574
Unpledged	97,384	62,436
Total mortgage-backed securities	2,501,497	2,158,010
Cash and cash equivalents	110,860	57,229
Restricted cash	16,881	12,730
Accrued interest receivable	9,527	8,490
Derivative assets, at fair value	1,097	669
Receivable for securities sold, pledged to counterparties	27,509	-
Other assets	1,100	4,709
Total Assets	$2,668,471	$2,241,837

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,298,097	$1,798,813
FHLB advances	-	187,500
Payable for unsettled securities purchased	72,343	-
Derivative liabilities, at fair value	545	-
Accrued interest payable	1,873	863
Due to affiliates	480	465
Other liabilities	737	941
Total Liabilities	2,374,075	1,988,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 26,252,193 shares issued and outstanding as of September 30, 2016 and 21,749,490 shares issued
and outstanding as of December 31, 2015	263	217
Additional paid-in capital	294,133	253,038
Total Stockholders' Equity	294,396	253,255
Total Liabilities and Stockholders' Equity	$2,668,471	$2,241,837
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2016 and 2015
($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Interest income	$62,059	$49,719	$22,358	$18,352
Interest expense	(10,629)	(4,900)	(3,979)	(2,037)
Net interest income	51,430	44,819	18,379	16,315
Realized gains (losses) on mortgage-backed securities	4,482	(1,073)	229	850
Unrealized gains (losses) on mortgage-backed securities	5,652	(9,029)	(2,398)	(2,026)
(Losses) gains on derivative instruments	(32,594)	(35,660)	6,587	(22,506)
FHLB stock dividends	14	-	-	-
Net portfolio income (loss)	28,984	(943)	22,797	(7,367)

Expenses:
Management fees	2,968	2,929	1,052	1,061
Allocated overhead	963	774	336	260
Accrued incentive compensation	598	484	212	162
Directors' fees and liability insurance	763	732	236	250
Audit, legal and other professional fees	654	493	193	160
Direct REIT operating expenses	426	174	187	86
Other administrative	215	209	55	71
Total expenses	6,587	5,795	2,271	2,050

Net income (loss)	$22,397	$(6,738)	$20,526	$(9,417)

Basic and diluted net income (loss) per share	$0.99	$(0.34)	$0.85	$(0.42)

Weighted Average Shares Outstanding	22,619,293	19,725,675	24,133,343	22,545,019

Dividends declared per common share	$1.26	$1.50	$0.42	$0.42
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2016
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2016	$217	$253,038	$-	$253,255
Net income	-	-	22,397	22,397
Cash dividends declared, $1.26 per share	-	(6,467)	(22,397)	(28,864)
Issuance of common stock pursuant to public offerings, net	46	47,070	-	47,116
Issuance of common stock pursuant to stock based
compensation plan	-	271	-	271
Amortization of stock based compensation	-	221	-	221
Balances, September 30, 2016	$263	$294,133	$-	$294,396
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2016 and 2015
($ in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,397	$(6,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	492	364
Realized and unrealized (gains) losses on mortgage-backed securities	(10,134)	10,102
Realized (gains) losses on interest rate swaptions	(36)	1,217
Unrealized (gains) losses on interest rate swaps	(792)	-
Realized losses (gains) on forward settling to-be-announced securities	2,385	(24)
Changes in operating assets and liabilities:
Accrued interest receivable	(967)	(1,973)
Other assets	(93)	(488)
Accrued interest payable	1,010	(176)
Other liabilities	(204)	9
Due to affiliates	15	89
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,073	2,382

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,184,709)	(2,106,110)
Sales	1,717,612	1,364,754
Principal repayments	178,460	166,910
Redemption of FHLB stock	3,750	-
Increase in restricted cash	(4,151)	(3,444)
(Payments on) proceeds from net settlement of to-be-announced securities	(2,145)	24
Purchase of interest rate swaptions, net of margin cash received	705	(1,364)
NET CASH USED IN INVESTING ACTIVITIES	(290,478)	(579,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	22,443,458	13,608,591
Principal payments on repurchase agreements	(21,944,174)	(13,101,943)
Principal payments on FHLB advances	(187,500)	-
Cash dividends	(28,864)	(29,598)
Proceeds from issuance of common stock, net of issuance costs	47,116	83,275
Common stock repurchases	-	(9,512)
NET CASH PROVIDED BY FINANCING ACTIVITIES	330,036	550,813

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,631	(26,035)
CASH AND CASH EQUIVALENTS, beginning of the period	57,229	93,137
CASH AND CASH EQUIVALENTS, end of the period	$110,860	$67,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,619	$5,076

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$72,343	$92,325
Securities sold settled in later period	27,509	87,558
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2016

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

On March 2, 2015, Orchid entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  The Company issued a total of 7,218,766 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $93.2 million, net of commissions and fees, prior to its termination in July 2016.

On July 29, 2015 the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through September 30, 2016, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees.

On July 29, 2016, Orchid entered into a fourth equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The July 2016 Equity Distribution Agreement replaced the March 2015 Equity Distribution Agreement.  Through September 30, 2016, the Company issued a total of 3,467,891 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $37.0 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2016, the Company's cash deposits exceeded federally insured limits by approximately $108.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Holding derivatives creates exposure to credit risk related to the potential for failure on the part of counterparties and exchanges to honor their commitments.  In addition, the Company may be required to post collateral based on any declines in the market value of the derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the agreement. To mitigate this risk, the Company uses only well-established commercial banks as counterparties.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of September 30, 2016 and December 31, 2015 due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019. Early application is permitted for fiscal periods beginning after December 15, 2018. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of September 30, 2016 and December 31, 2015:

(in thousands)
	September 30, 2016	December 31, 2015
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$48,764	$52,238
Adjustable-rate Mortgages	2,076	2,976
Fixed-rate Mortgages	2,332,879	2,000,623
Total Pass-Through Certificates	2,383,719	2,055,837
Structured RMBS Certificates:
Interest-Only Securities	51,174	61,574
Inverse Interest-Only Securities	66,604	40,599
Total Structured RMBS Certificates	117,778	102,173
Total	$2,501,497	$2,158,010

The following table summarizes the Company's RMBS portfolio as of September 30, 2016 and December 31, 2015, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2016	December 31, 2015
Greater than one year and less than five years	$202	$-
Greater than five years and less than ten years	280	835
Greater than or equal to ten years	2,501,015	2,157,175
Total	$2,501,497	$2,158,010

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At September 30, 2016 and December 31, 2015, the Company had unpledged securities totaling $97.4 million and $62.4 million, respectively.  The unpledged balance at September 30, 2016 includes unsettled security purchases with a fair value of approximately $72.5 million that will be pledged as collateral under repurchase agreements on their respective settlement dates in October 2016.

NOTE 3. REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2016, the Company had met all margin call requirements.

Repurchase Agreements

As of September 30, 2016, the Company had outstanding repurchase obligations of approximately $2,298.1 million with a net weighted average borrowing rate of 0.73%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $2,431.3 million, and cash pledged to the counterparties of approximately $8.1 million.  As of December 31, 2015, the Company had outstanding repurchase obligations of approximately $1,798.8 million with a net weighted average borrowing rate of 0.64%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,909.3 million, and cash pledged to the counterparties of approximately $4.0 million.

As of September 30, 2016 and 2015, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31
	(1 DAY OR	AND	AND
	LESS)	30 DAYS	90 DAYS	TOTAL
September 30, 2016
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,379,715	$51,561	$2,431,276
Repurchase agreement liabilities associated with
these securities	$-	$2,248,871	$49,226	$2,298,097
Net weighted average borrowing rate	-	0.73%	0.71%	0.73%
December 31, 2015
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,894,491	$14,801	$1,909,292
Repurchase agreement liabilities associated with
these securities	$-	$1,789,338	$9,475	$1,798,813
Net weighted average borrowing rate	-	0.64%	1.19%	0.64%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2016, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $139.4 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at September 30, 2016 and December 31, 2015.

FHLB Advances

In December 2015, our wholly-owned subsidiary, Orchid Island Casualty, LLC, was accepted for membership in the FHLBC. As of December 31, 2015, our subsidiary had approximately $187.5 million of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.42%. These advances were secured by RMBS with a fair value, including accrued interest, of approximately $192.2 million as of December 31, 2015. This agreement also required our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of December 31, 2015, our subsidiary held FHLBC stock with a cost basis of approximately $3.8 million which is included in other assets in our consolidated balance sheets.

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency ("FHFA"), released a final rule that amended regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, our subsidiary is required to terminate its membership, redeem existing FHLBC stock, and repay its existing advances within one year following the effective date of the final rule. In addition, our subsidiary is prohibited from obtaining new advances or renewing existing advances upon their maturity during the one year transition period. The final rule became effective on February 19, 2016. During the nine months ended September 30, 2016, all of our subsidiary's outstanding advances, including accrued interest, were refinanced through repurchase agreements. During the nine months ended September 30, 2016, the Company redeemed all of its activity-based FHLBC stock but still holds stock with a carrying value of $2,500, the minimum amount required to retain membership.

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

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2016 and December 31, 2015.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2016	December 31, 2015
Assets
Interest rate swaps	Derivative assets, at fair value	$1,097	$-
Receiver swaptions	Derivative assets, at fair value	-	669
Total derivative assets, at fair value		$1,097	$669

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$305	$-
TBA securities	Derivative liabilities, at fair value	240	-
Total derivative liabilities, at fair value		$545	$-

Margin Balances Posted to Counterparties
Futures contracts	Restricted cash	$3,268	$8,483
Interest rate swap contracts	Restricted cash	5,240	-
Total margin balances on derivative contracts		$8,508	$8,483

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at September 30, 2016 and December 31, 2015.

($ in thousands)
	September 30, 2016
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2016	$200,000	1.79%	0.92%	$(432)
2017	200,000	2.14%	1.00%	(2,279)
2018	200,000	2.53%	1.14%	(2,786)
2019	200,000	2.55%	1.22%	(665)
Total / Weighted Average	$200,000	2.30%	1.07%	$(6,162)

Treasury Note Futures Contracts (Short Position)(2)
December 2016 10 year T-Note futures
(Dec 2016 - Dec 2026 Hedge Period)	$185,000	1.44%	1.40%	$(335)

($ in thousands)
	December 31, 2015
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2016	$900,000	1.51%	0.98%	$(4,718)
2017	900,000	2.31%	1.59%	(6,550)
2018	900,000	2.77%	1.99%	(7,060)
2019	900,000	2.56%	2.17%	(865)
Total / Weighted Average	$900,000	2.23%	1.57%	$(19,193)

Treasury Note Futures Contracts (Short Position)(2)
December 2015 10 year T-Note futures
(Dec 2015 - Dec 2025 Hedge Period)	$185,000	1.99%	1.95%	$1,091

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $131.13 at September 30, 2016 and $125.91 at December 31, 2015.  The nominal values of the short positions was $242.6 million and $232.9 million at September 30, 2016 and December 31, 2015, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on LIBOR ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at September 30, 2016.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
Expiration	Amount	Rate	Rate	Value	(Years)
> 3 to ≤ 5 years	$600,000	1.05%	0.80%	$792	3.4

The table below presents information related to the Company's interest rate swaption positions at December 31, 2015.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
Receiver Swaptions
≤ 1 year	$1,100	$669	4.2	$100,000	1.77%	3 Month	5.0

The following table summarizes our contracts to purchase and sell TBA securities as of September 30, 2016.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
30-Year TBA securities:
4.0%	$(100,000)	$(107,219)	$(107,422)	$(203)
4.5%	(46,800)	(51,231)	(51,268)	(37)
	$(146,800)	$(158,450)	$(158,690)	$(240)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2016 and 2015.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Eurodollar futures contracts (short positions)	$(17,507)	$(26,406)	$1,194	$(15,446)
T-Note futures contracts (short position)	(12,288)	(8,061)	1,688	(7,050)
Interest rate swaps	(450)	-	4,179	-
Receiver swaptions	36	-	-	-
Payer swaptions	-	(1,217)	-	(65)
Net TBA securities	(2,385)	24	(474)	55
	$(32,594)	$(35,660)	$6,587	$(22,506)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements, prime brokerage clearing accounts, FHLB advances, derivative agreements and insurance capital by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2016 and December 31, 2015.

(in thousands)
	September 30, 2016
	Repurchase	Clearing	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Margin	Agreements	Capital(1)	Total
PT RMBS - fair value	$2,356,027	$-	$-	$1,235	$2,357,262
Structured RMBS - fair value	66,539	8,491	-	-	75,030
Accrued interest on pledged securities	8,709	284	-	4	8,997
Restricted cash	8,123	-	8,508	250	16,881
Total	$2,439,398	$8,775	$8,508	$1,489	$2,458,170

(in thousands)
	December 31, 2015
	Repurchase	FHLB	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Advances	Agreements	Capital(1)	Total
PT RMBS - fair value	$1,833,020	$191,550	$-	$1,752	$2,026,322
Structured RMBS - fair value	69,252	-	-	-	69,252
Accrued interest on pledged securities	7,019	645	-	6	7,670
Restricted cash	3,997	-	8,483	250	12,730
Total	$1,913,288	$192,195	$8,483	$2,008	$2,115,974

(1)	Orchid Island Casualty, Inc. is required to maintain sufficient capital in the form of cash and securities to protect it against losses.

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of September 30, 2016 and December 31, 2015.

(in thousands)
Assets Pledged to Orchid	September 30, 2016	December 31, 2015
PT RMBS - fair value	$-	$167
U.S. Treasury securities - fair value	201	723
Cash	217	1,421
Total	$418	$2,311

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2016 and December 31, 2015.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2016
Interest rate swaps	$1,097	$-	$1,097	$-	$(1,097)	$-
December 31, 2015
Receiver swaptions	$669	$-	$669	$(669)	$-	$-

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2016
Repurchase Agreements	$2,298,097	$-	$2,298,097	$(2,289,974)	$(8,123)	$-
Interest rate swaps	305	-	305	-	(305)	-
	$2,298,402	$-	$2,298,402	$(2,289,974)	$(8,428)	$-
December 31, 2015
Repurchase Agreements	$1,798,813	$-	$1,798,813	$(1,794,816)	$(3,997)	$-

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

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2016
At the Market Offering Program(3)	Second Quarter	$10.48	646,753	$6,591
At the Market Offering Program(3)	Third Quarter	10.80	3,818,802	40,525
			4,465,555	$47,116
2015
At the Market Offering Program(3)	First Quarter	$13.66	1,210,487	$16,175
At the Market Offering Program(3)	Second Quarter	13.65	5,024,530	67,100
			6,235,017	$83,275

(1)	Weighted average price received per share is gross of underwriters' discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.
(3)
The Company has entered into four equity distribution agreements, three of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company's common stock in at the market and privately negotiated transactions from time to time. As of September 30, 2016, shares with a value of $87.4 million remain available for issuance under the July 2016 Equity Distribution Agreement.

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

From the inception of the share repurchase program through September 30, 2016, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.  No shares have been repurchased during the nine months ended September 30, 2016.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock since its February 2013 IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016 - YTD(1)	1.400	32,546
Totals	$6.875	$98,599

(1)
On October 12, 2016, the Company declared a dividend of $0.14 per share to be paid on October 31, 2016. The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of September 30, 2016.

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

The table below presents information related to the Company's restricted common stock at September 30, 2016 and 2015.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	16,000	$12.23	24,000	$12.23
Granted	-	-	-	-
Vested and issued	(8,000)	12.23	(8,000)	12.23
Unvested, end of period	8,000	$12.23	16,000	$12.23

Compensation expense during period		$73		$73
Unrecognized compensation expense, end of period		$57		$155
Intrinsic value, end of period		$83		$148
Weighted-average remaining vesting term (in years)		0.6		1.6

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2016 and 2015.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2016	2015
Fully vested shares granted(1)	37,695	27,295
Weighted average grant date price	$10.05	$13.08
Compensation expense related to fully vested common share awards(2)	$379	$357

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

Performance Units

The Company may issue performance units under the Incentive Plan to certain executive officers and employees. "Performance Units" vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company's common stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer or employee for the Company.  Compensation expense for the Performance Units are recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the nine months ended September 30, 2016.

($ in thousands, except per share data)
	Nine Months Ended September, 30,
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	7,508	$13.32	-	$-
Granted	41,500	10.00	7,508	13.32
Forfeited	(100)	10.00	-	-
Vested and issued	(2,252)	13.32	-	-
Unvested, end of period	46,656	$10.37	7,508	$13.32

Compensation expense during period		$148		$34
Unrecognized compensation expense, end of period		$320		$66
Intrinsic value, end of period		$486		$69
Weighted-average remaining vesting term (in years)		1.6		1.6

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2016.

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

NOTE 11. EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the nine and three months ended September 30, 2016. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2016 and 2015.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income (loss) - Basic and diluted	$22,397	$(6,738)	$20,526	$(9,417)
Weighted average common shares:
Common shares outstanding at the balance sheet date	26,252	21,893	26,252	21,893
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	55	-	55	-
Effect of weighting	(3,688)	(2,167)	(2,174)	652
Weighted average shares-basic and diluted	22,619	19,726	24,133	22,545
Net Income (loss) per common share:
Basic and diluted	$0.99	$(0.34)	$0.85	$(0.42)

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2016 and 2015. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Mortgage-backed securities	$2,501,497	$-	$2,501,497	$-
Margin posted on derivative agreements	8,508	8,508	-	-
Interest rate swaps	792	-	792	-
TBA securities	(240)	-	(240)	-
December 31, 2015
Mortgage-backed securities	$2,158,010	$-	$2,158,010	$-
Margin posted on derivative agreements	8,483	8,483	-	-
Receiver swaptions	669	-	669	-

During the nine and three months ended September 30, 2016 and 2015, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $3.9 million and $1.4 million for the nine and three months ended September 30, 2016, respectively, and $3.7 million and $1.3 million for the nine and three months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, the net amount due to affiliates was approximately $0.5 million and $0.5 million, respectively.

Other Relationships with Bimini

John B. Van Heuvelen, one of our independent directors, owns shares of common stock of Bimini. Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of September 30, 2016, Bimini owned 1,395,036 shares, or 5.3%, of the Company's common stock.

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

On March 2, 2015, we entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  We issued a total of 7,218,766 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $93.2 million, net of commissions and fees, prior to its termination.

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through September 30, 2016, we repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.

On July 29, 2016, we entered into a fourth equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The July 2016 Equity Distribution Agreement replaced the March 2015 Equity Distribution Agreement.  Through September 30, 2016, we had issued a total of 3,467,891 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $37.0 million, net of commissions and fees.

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

Results of Operations

Described below are the Company's results of operations for the nine and three months ended September 30, 2016, as compared to the Company's results of operations for the nine and three months ended September 30, 2015.

Net Income (Loss) Summary

Net income for the nine months ended September 30, 2016 was $22.4 million, or $0.99 per share. Net loss for the nine months ended September 30, 2015 was $6.7 million, or $0.34 per share.  Net income for the three months ended September 30, 2016 was $20.5 million, or $0.85 per share. Net loss for the three months ended September 30, 2015 was $9.4 million, or $0.42 per share.  The components of net income (loss) for the nine and three months ended September 30, 2016 and 2015, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended, September 30,
	2016	2015	Change	2016	2015	Change
Interest income	$62,059	$49,719	$12,340	$22,358	$18,352	$4,006
Interest expense	(10,629)	(4,900)	(5,729)	(3,979)	(2,037)	(1,942)
Net interest income	51,430	44,819	6,611	18,379	16,315	2,064
Losses on RMBS and derivative contracts	(22,446)	(45,762)	23,316	4,418	(23,682)	28,100
Net portfolio income (loss)	28,984	(943)	29,927	22,797	(7,367)	30,164
Expenses	(6,587)	(5,795)	(792)	(2,271)	(2,050)	(221)
Net income (loss)	$22,397	$(6,738)	$29,135	$20,526	$(9,417)	$29,943

GAAP and Non-GAAP Reconciliations

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "Economic Interest Expense" and "Economic Net Interest Income."

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note ("T-Note") futures contracts, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. As discussed above, we have not elected to designate our derivative holdings for hedge accounting treatment. Therefore, changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2016 and 2015 and each quarter during 2016 and 2015.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2016	$6,587	$(474)	$(2,660)	$9,721
June 30, 2016	(11,591)	(786)	(2,210)	(8,595)
March 31, 2016	(27,590)	(1,125)	(1,933)	(24,532)
December 31, 2015	12,770	362	(1,196)	13,604
September 30, 2015	(22,506)	55	(881)	(21,680)
June 30, 2015	(803)	(88)	(595)	(120)
March 31, 2015	(12,351)	57	(306)	(12,102)
Nine Months Ended
September 30, 2016	$(32,594)	$(2,385)	$(6,803)	$(23,406)
September 30, 2015	(35,660)	24	(1,782)	(33,902)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
September 30, 2016	$22,358	$3,979	$(2,660)	$6,639	$18,379	$15,719
June 30, 2016	19,235	3,330	(2,210)	5,540	15,905	13,695
March 31, 2016	20,466	3,319	(1,933)	5,252	17,147	15,214
December 31, 2015	19,092	2,371	(1,196)	3,567	16,721	15,525
September 30, 2015	18,352	2,037	(881)	2,918	16,315	15,434
June 30, 2015	16,753	1,567	(595)	2,162	15,186	14,591
March 31, 2015	14,614	1,296	(306)	1,602	13,318	13,012
Nine Months Ended
September 30, 2016	$62,059	$10,629	$(6,803)	$17,431	$51,430	44,628
September 30, 2015	49,719	4,900	(1,782)	6,682	44,819	43,037

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.
Net Interest Income

During the nine months ended September 30, 2016, we generated $51.4 million of net interest income, consisting of $62.1 million of interest income from RMBS assets offset by $10.6 million of interest expense on borrowings.  For the comparable period ended September 30, 2015, we generated $44.8 million of net interest income, consisting of $49.7 million of interest income from RMBS assets offset by $4.9 million of interest expense on borrowings.   The $12.3 million increase in interest income and $5.7 million increase in interest expense for the nine months ended September 30, 2016 reflects the growth of our portfolio fueled by our capital raising activities during the first six months of 2015 and the second and third quarters of 2016, as well as increased yields earned on our portfolio and increased costs of borrowings.

On an economic basis, our interest expense on borrowings for the nine months ended September 30, 2016 and 2015 was $17.4 million and $6.7 million, respectively, resulting in $44.6 million and $43.0 million of economic net interest income, respectively.

During the three months ended September 30, 2016, we generated $18.4 million of net interest income, consisting of $22.4 million of interest income from RMBS assets offset by $4.0 million of interest expense on borrowings.  For the three months ended September 30, 2015, we generated $16.3 million of net interest income, consisting of $18.4 million of interest income from RMBS assets offset by $2.0 million of interest expense on borrowings. As in the year to date period, the increased interest income and interest expense for the three months ended September 30, 2016 as compared to the same period in 2015, reflects a combination of the growth of our portfolio and increased yields on the portfolio and costs of borrowings.

On an economic basis, our interest expense on repurchase liabilities for the three months ended September 30, 2016 and 2015 was $6.6 million and $2.9 million, respectively, resulting in $15.7 million and $15.4 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2016 and 2015 and each quarter during 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2016	$2,362,377	$22,358	3.79%	$2,179,462	$3,979	$6,639	0.73%	1.22%
June 30, 2016	2,100,151	19,235	3.66%	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	2,067,527	20,466	3.96%	1,962,901	3,319	5,252	0.68%	1.07%
December 31, 2015	2,137,810	19,092	3.57%	1,964,806	2,371	3,567	0.48%	0.73%
September 30, 2015	2,146,240	18,352	3.42%	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,925,746	16,753	3.48%	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,612,896	14,614	3.62%	1,448,071	1,296	1,602	0.36%	0.44%
Nine Months Ended
September 30, 2016	$2,176,685	$62,059	3.80%	$2,047,507	$10,628	$17,431	0.69%	1.14%
September 30, 2015	1,894,961	49,719	3.50%	1,721,179	4,900	6,682	0.38%	0.52%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2016	$18,379	$15,719	3.06%	2.57%
June 30, 2016	15,905	13,695	2.99%	2.55%
March 31, 2016	17,147	15,214	3.28%	2.89%
December 31, 2015	16,721	15,525	3.09%	2.84%
September 30, 2015	16,315	15,434	3.01%	2.83%
June 30, 2015	15,186	14,591	3.12%	2.98%
March 31, 2015	13,318	13,012	3.26%	3.18%
Nine Months Ended
September 30, 2016	$51,430	$44,628	3.11%	2.66%
September 30, 2015	44,819	43,037	3.12%	2.98%

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

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by Average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Income and Average Asset Yield

Our interest income for the nine months ended September 30, 2016 and 2015 was $62.1 million and $49.7 million, respectively. We had average RMBS holdings of $2,176.7 million and $1,895.0 million for the nine months ended September 30, 2016 and 2015, respectively. The yield on our portfolio was 3.80% and 3.50% for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, there was a $12.3 million increase in interest income due to a $281.7 million increase in average RMBS, combined with a 30 basis point ("bps") increase in the yield on average RMBS.  The increase in average RMBS during the nine months ended September 30, 2016 reflects the deployment of the proceeds of our capital raising activities, on a leveraged basis.

Our interest income for the three months ended September 30, 2016 and 2015 was $22.4 million and $18.4 million, respectively. We had average RMBS holdings of $2,362.4 million and $2,146.2 million for the three months ended September 30, 2016 and 2015, respectively. The yield on our portfolio was 3.79% and 3.42% for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, there was a $4.0 million increase in interest income due to a $216.1 million increase in average RMBS, combined with a 37 bps increase in the yield on average RMBS.  The increase in average RMBS during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, reflects the deployment of the proceeds of our capital raising activities after September 30, 2015, and before July 1, 2016, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS ("PT RMBS") for the nine months ended September 30, 2016 and 2015 and each quarter during 2016 and 2015.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2016	$2,257,480	$104,897	$2,362,377	$21,898	$460	$22,358	3.88%	1.75%	3.79%
June 30, 2016	2,006,392	93,759	2,100,151	19,072	163	19,235	3.80%	0.70%	3.66%
March 31, 2016	1,968,690	98,837	2,067,527	19,682	784	20,466	4.00%	3.17%	3.96%
December 31, 2015	2,034,623	103,187	2,137,810	19,337	(245)	19,092	3.80%	(0.95)%	3.57%
September 30, 2015	2,033,494	112,746	2,146,240	18,642	(290)	18,352	3.67%	(1.03)%	3.42%
June 30, 2015	1,824,893	100,853	1,925,746	16,549	204	16,753	3.63%	0.81%	3.48%
March 31, 2015	1,541,497	71,399	1,612,896	14,629	(15)	14,614	3.80%	(0.09)%	3.62%
Nine Months Ended
September 30, 2016	$2,077,521	$99,164	$2,176,685	$60,652	$1,407	$62,059	3.89%	1.89%	3.80%
September 30, 2015	1,799,962	94,999	1,894,961	49,820	(101)	49,719	3.69%	(0.14)%	3.50%

Interest Expense and the Cost of Funds

We had average borrowings of $2,047.5 million and $1,721.2 million and total interest expense of $10.6 million and $4.9 million for the nine months ended September 30, 2016 and 2015, respectively. Our average cost of funds was 0.69% for the nine months ended September 30, 2016, compared to 0.38% for the comparable period in 2015.  There was a $326.3 million increase in average outstanding borrowings during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  The higher cost of funds for the nine months ended September 30, 2016, compared to the same period in 2015, reflects the higher short-term rates as presented in the table below.  The increase in average outstanding borrowings reflects the leveraging of the proceeds of our capital raising activities.

Our economic interest expense was $17.4 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively. There was a 62 bps increase in the average economic cost of funds to 1.14% for the nine months ended September 30, 2016 from 0.52% for the nine months ended September 30, 2015.  The increase in economic interest expense was partially due to the increase in average outstanding borrowings during the nine months ended September 30, 2016, combined with losses on derivative agreements attributed to the current period.

We had average outstanding borrowings of $2,179.5 million and $1,978.7 million and total interest expense of $4.0 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively. Our average cost of funds was 0.73% and 0.41% for three months ended September 30, 2016 and 2015, respectively.  There was a 32 bps increase in the average cost of funds and a $200.8 million increase in average outstanding borrowings during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. As in the year to date period, the higher cost of funds for the three months ended September 30, 2016, compared to the same period in 2015, reflects higher short-term rates, and the increase in average outstanding borrowings reflects the leveraging of the proceeds of our capital raising activities.

Our economic interest expense was $6.6 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively. There was a 63 bps increase in the average economic cost of funds to 1.22% for the three months ended September 30, 2016 from 0.59% for the three months ended September 30, 2015. The increase in economic interest expense during the three months ended September 30, 2016 was due to a combination of the increase in average outstanding borrowings, higher average interest rates charged for those borrowings, and losses on derivative agreements attributed to the current period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 24 bps above the average one-month LIBOR and 36 bps below  the average six-month LIBOR for the quarter ended September 30, 2016.  Our average economic cost of funds was 73 bps above the average one-month LIBOR and 13 bps above the average six-month LIBOR for the quarter ended September 30, 2016. The average term to maturity of the outstanding repurchase agreements decreased to 13 days at September 30, 2016 from 15 days at December 31, 2015.

The tables below presents the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2016 and 2015 and each quarter in 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2016	$2,179,462	$3,979	$6,639	0.73%	1.22%
June 30, 2016	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	1,962,901	3,319	5,252	0.68%	1.07%
December 31, 2015	1,964,806	2,371	3,567	0.48%	0.73%
September 30, 2015	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,448,071	1,296	1,602	0.36%	0.44%
Nine Months Ended
September 30, 2016	$2,047,507	$10,628	$17,431	0.69%	1.14%
September 30, 2015	1,721,179	4,900	6,682	0.38%	0.52%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
September 30, 2016	0.49%	1.09%	0.24%	(0.36)%	0.73%	0.13%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.67%	0.19%
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%
December 31, 2015	0.28%	0.65%	0.20%	(0.17)%	0.45%	0.08%
September 30, 2015	0.19%	0.49%	0.22%	(0.08)%	0.40%	0.10%
June 30, 2015	0.18%	0.40%	0.18%	(0.04)%	0.32%	0.10%
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%
Nine Months Ended
September 30, 2016	0.44%	0.95%	0.25%	(0.26)%	0.70%	0.19%
September 30, 2015	0.18%	0.41%	0.20%	(0.03)%	0.34%	0.11%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2016 and 2015.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Realized gains (losses) on sales of RMBS	$4,482	$(1,073)	$5,555	$229	$850	$(621)
Unrealized gains (losses) on RMBS	5,652	(9,029)	14,681	(2,398)	(2,026)	(372)
Total gains (losses) on RMBS	10,134	(10,102)	20,236	(2,169)	(1,176)	(993)
Losses on interest rate futures	(29,795)	(34,467)	4,672	2,882	(22,496)	25,378
Losses on interest rate swaps	(450)	-	(450)	4,179	-	4,179
Gains (losses) on payer swaptions	36	(1,217)	1,253	-	(65)	65
(Losses) gains on TBA securities	(2,385)	24	(2,409)	(474)	55	(529)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2016 and 2015, we received proceeds of $1,717.6 million and $1,364.8 million, respectively, from the sales of RMBS. During the three months ended September 30, 2016 and 2015, we received proceeds of $418.2 million and $962.2 million, respectively, from the sales of RMBS, including sales settling in subsequent periods.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2016 and 2015.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the nine and three months ended September 30, 2016, the Company's total operating expenses were approximately $6.6 million and $2.3 million, respectively, compared to approximately $5.8 million and $2.1 million, respectively, for the nine and three months ended September 30, 2015. The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2016 and 2015.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Management fees	$2,968	$2,929	$39	$1,052	$1,061	$(9)
Overhead allocation	963	774	189	336	260	76
Accrued incentive compensation	598	484	114	212	162	50
Directors fees and liability insurance	763	732	31	236	250	(14)
Audit, legal and other professional fees	654	493	161	193	160	33
Other direct REIT operating expenses	426	174	252	187	86	101
Other expenses	215	209	6	55	71	(16)
Total expenses	$6,587	$5,795	$792	$2,271	$2,050	$221

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

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2016, our RMBS portfolio consisted of $2,501.5 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.22%.  During the nine months ended September 30, 2016, we received principal repayments of $178.5 million compared to $166.9 million for the nine months ended September 30, 2015.  The average prepayment speeds for the quarters ended September 30, 2016 and 2015 were 11.7% and 10.2%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2016	8.9	17.9	11.7
June 30, 2016	8.4	15.9	11.0
March 31, 2016	5.5	12.4	8.2
December 31, 2015	6.8	13.4	9.0
September 30, 2015	6.1	16.2	10.2
June 30, 2015	13.8	17.9	15.3
March 31, 2015	8.1	14.6	9.7

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of September 30, 2016 and December 31, 2015:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2016
Adjustable Rate RMBS	$2,076	0.1%	3.46%	222	1-Sep-35	8.08	10.05%	2.00%
Fixed Rate RMBS	2,332,879	93.3%	4.23%	318	1-Sep-46	NA	NA	NA
Hybrid Adjustable Rate RMBS	48,764	1.9%	2.55%	316	1-Aug-43	76.08	7.55%	2.00%
Total Mortgage-backed Pass-through	2,383,719	95.3%	4.19%	318	1-Sep-46	NA	NA	NA
Interest-Only Securities	51,174	2.0%	3.53%	226	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	66,604	2.7%	5.65%	336	25-Sep-46	NA	6.17%	NA
Total Structured RMBS	117,778	4.7%	4.73%	288	25-Sep-46	NA	NA	NA
Total Mortgage Assets	$2,501,497	100.0%	4.22%	316	25-Sep-46	NA	NA	NA
December 31, 2015
Adjustable Rate RMBS	$2,976	0.1%	3.63%	224	1-Sep-35	4.10	10.04%	2.00%
Fixed Rate RMBS	2,000,623	92.7%	4.22%	315	1-Dec-45	NA	NA	NA
Hybrid Adjustable Rate RMBS	52,238	2.4%	2.55%	325	1-Aug-43	84.93	7.55%	2.00%
Total Mortgage-backed Pass-through	2,055,837	95.2%	4.18%	315	1-Dec-45	NA	NA	NA
Interest-Only Securities	61,574	2.9%	3.58%	250	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	40,599	1.9%	5.97%	320	15-Apr-45	NA	6.36%	NA
Total Structured RMBS	102,173	4.8%	4.53%	278	25-Apr-45	NA	NA	NA
Total Mortgage Assets	$2,158,010	100.0%	4.19%	313	1-Dec-45	NA	NA	NA

($ in thousands)
	September 30, 2016		December 31, 2015
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,967,076	78.6%	$1,747,699	81.0%
Freddie Mac	526,476	21.0%	394,256	18.3%
Ginnie Mae	7,945	0.4%	16,055	0.7%
Total Portfolio	$2,501,497	100.0%	$2,158,010	100.0%

	September 30, 2016	December 31, 2015
Weighted Average Pass-through Purchase Price	$109.09	$108.05
Weighted Average Structured Purchase Price	$15.02	$14.18
Weighted Average Pass-through Current Price	$110.36	$107.56
Weighted Average Structured Current Price	$13.60	$14.17
Effective Duration (1)	2.438	2.753

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 2.438 indicates that an interest rate increase of 1.0% would be expected to cause a 2.438% decrease in the value of the RMBS in the Company's investment portfolio at September 30, 2016. An effective duration of 2.753 indicates that an interest rate increase of 1.0% would be expected to cause a 2.753% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2015. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2016 and 2015.

($ in thousands)
	2016			2015
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,204,085	$109.70	2.24%	$2,138,728	$107.69	2.50%
Structured RMBS	52,897	18.03	5.46%	59,582	14.55	2.80%

Borrowings

As of September 30, 2016, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 19 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest rates that are based on a spread to LIBOR.  During the fourth quarter of 2015, the Company, through its captive insurance subsidiary Orchid Island Casualty, LLC, became a member of the Federal Home Loan Bank ("FHLB") of Cincinnati and received its first advance in December of 2015. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Administration ("FHFA") issued a final ruling that, among other things, eliminated the ability of captive insurance subsidiaries such as Orchid Island Casualty, LLC to receive advances from the FHLB of Cincinnati.  While the Company no longer has access to advances from the FHLB of Cincinnati, we believe our other established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of September 30, 2016, we had obligations outstanding under the repurchase agreements of approximately $2,298.1 million with a net weighted average borrowing cost of 0.73%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 56 days, with a weighted average remaining maturity of 13 days.  Securing the repurchase agreement obligations as of September 30, 2016 are RMBS with an estimated fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $2,431.3 million and a weighted average maturity of 316 months, and cash pledged to counterparties of approximately $8.1 million.  Through November 1, 2016, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2016 with maturities through January 23, 2017.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2016 and 2015.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
September 30, 2016	$2,298,097	$2,179,462	$118,635	5.44%
June 30, 2016	2,060,827	2,000,158	60,669	3.03%
March 31, 2016	1,939,489	1,962,901	(23,412)	(1.19)%
December 31, 2015	1,986,313	1,964,806	21,507	1.09%
September 30, 2015	1,943,299	1,978,685	(35,386)	(1.79)%
June 30, 2015	2,014,071	1,736,781	277,290	15.97	%(1)
March 31, 2015	1,459,490	1,448,071	11,419	0.79%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2016, haircuts on our pledged collateral remained stable and as of September 30, 2016, our weighted average haircut was approximately 5.4% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$2,298,097	$-	$-	$-	$2,298,097
Interest expense on repurchase agreements(1)	2,440	-	-	-	2,440
Unsettled securities purchased	72,343	-	-	-	72,343
Totals	$2,372,880	$-	$-	$-	$2,372,880

(1)	Interest expense on repurchase agreements is based on current interest rates as of September 30, 2016 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of September 30, 2016, we had cash and cash equivalents of $110.9 million.  We generated cash flows of $239.5 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $2,047.5 million during the nine months ended September 30, 2016.

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

On March 2, 2015, we entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions. The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement. We issued a total of 7,218,766 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $93.2 million, net of commissions and fees, prior to its termination.

On July 29, 2016, we entered into a fourth equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions. The July 2016 Equity Distribution Agreement replaced the March 2015 Equity Distribution Agreement. Through September 30, 2016, we had issued a total of 3,467,891 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $37.0 million, net of commissions and fees.

On July 29, 2015 the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through September 30, 2016, we repurchased a total of 1,216,243 shares for aggregate costs of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.

Outlook

Interest Rates

The economic trends in place over the course of the first and second quarters of 2016 reversed in the third quarter and into the fourth.  The broadest measure of economic growth in the United States, gross domestic product, or "GDP", appears to have rebounded back to around 2%, the level widely considered to be at or slightly above trend growth in the United States in the post Great Recession world. Interest rates, after falling precipitously early in the year and again after passage of the referendum in the United Kingdom known as "Brexit", have since stabilized and, earlier this month, moved back above levels seen just before the Brexit vote on June 23, 2016.  In fact, the yield on the 10 year US Treasury reached an all-time low yield shortly after the Brexit vote.  However, while the slow growth witnessed in the US over the first half of the year has ended, economic growth is by no means robust.  Many of the drags on growth, predominantly in the manufacturing and energy sectors, have stabilized but not recovered meaningfully.  The strongest sectors of the economy, the housing, consumer and labor markets, continue to perform relatively well and drive economic growth.  However, the net of all this activity appears to be modest growth accompanied by increasing, but not excessive, inflation.  These conditions should allow the Federal Reserve (the "Fed") to remove accommodation at a very gradual pace.  To wit, the market now expects the Fed to raise rates before year end, probably at its December meeting.  Public comments by various Fed governors and committee members have been consistent in supporting this expectation. Assuming incoming economic data remains supportive and financial conditions do not deteriorate, we expect the Fed to move rates higher by 25 bps at its December meeting.  Nonetheless, it is equally likely, in the eyes of most market participants, that the Fed will not raise rates aggressively in 2017 and beyond.  Public comments by the Fed officials described above are also consistent with this expectation.  Accordingly, we expect the level of the U.S. Federal Funds rate ("Fed Funds"), and funding levels generally, only to move modestly higher over the next few years.

With this backdrop in the economy and rates market, the mortgage market has performed well over the course of the third quarter of 2016. From a price perspective, the slight increase in rates over the course of the third quarter – the US treasury curve flattened modestly as two year yields increased by approximately 17.5 bps while the ten year treasury yields increased by approximately 12.5 bps – coupled with expectations that prepayment speeds would moderate, enabled 30 year fixed rate mortgages to tighten in spread to comparable duration treasuries. In fact, with rates up, prices of 30 year fixed rate 3% through 4.5% securities increased.  The same is true of higher coupon 15 year, fixed rate securities, although to a lesser extent.  From a prepayment perspective, speeds accelerated into the late summer post-Brexit and appear to have peaked in August, based on the report issued in early September. However, speeds moderated only modestly in September, based on the report issued in early October. Going forward, the combination of higher rates – the MBA survey rate issued on October 20, 2016 was the highest since just before the Brexit vote – coupled with the seasonal slowdown in prepayments, should cause prepayment rates to decrease further.  This in turn should be supportive of mortgage valuations.  In addition, the Fed appears intent on continuing the reinvestment of pay-downs on its MBS holdings, and banks, particularly large banks, continue to add to their MBS holdings, both in securitized and whole-loan form. Both of these trends are supportive of mortgage valuations as well. A potential pitfall would be if the Fed, in an effort to steepen the curve, terminated, or significantly reduced, its reinvestment of pay-downs.  Governor Eric Rosengren of the Boston Fed recently hinted at this possibility, although Fed leadership, Chair Yellen, Vice Chair Fischer and NY Fed governor Dudley, have not.

A second consideration for mortgage valuations is pay-up premiums on call-protected securities. Orchid has a significant allocation of its portfolio in these securities.  In spite of the increase in rates during the third quarter, and continuing into the fourth quarter, such pay-up premiums remain elevated, consistent with prepayment speeds. Going forward, if prepayment speeds moderate further, call-protected security pay-up premiums could diminish.  The Company has reduced exposure to such securities gradually over the course of the third quarter and to date in the fourth quarter, while weighing the potential risks of continued pay-up premium erosion versus the need for prepayment protection as speeds have moderated only modestly so far.

Recent Regulatory Developments

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the "Final Rule"). The Final Rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Orchid Island Casualty, LLC ("Orchid Island Casualty"), from being eligible for membership in the FHLB system. Under the Final Rule, there is a one-year transition period from the effective date of February 19, 2016 within which the FHLBs must wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Orchid Island Casualty ("Post-NPR Captives"). The Final Rule also precludes the FHLBs from making any new advances or extending existing advances to Post-NPR Captives. In addition, upon the termination of membership, the FHLBs must liquidate all outstanding advances to Post-NPR Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Post-NPR Captive in accordance with the Final Rule. Therefore, Orchid Island Casualty, along with all other Post-NPR Captives, must completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of Orchid Island Casualty's membership with the FHLBC.

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

Effects on our borrowing costs

We leverage our pass-through Agency RMBS portfolio and a portion of our structured Agency RMBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Fed Funds Rate and LIBOR. An increase in the Fed Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

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

Summary

Over the past quarter, volatility in the rates market moderated and financial conditions stabilized, particularly as fears over the UK Brexit Referendum appear to have been over-done, at least for the short to medium term.  As interest rates stopped decreasing and eventually increased slightly during the third quarter, mortgage securities performed well, especially higher coupon, fixed rate securities. These developments have positively affected our book value as the spread between Agency RMBS and benchmark interest rates narrowed during the third quarter. Prepayment rates increased during the third quarter as longer term rates declined during the second quarter and early third quarter, but have since begun to moderate. The markets' expectations of the timing of Federal Reserve increases in interest rates have coalesced around a 25 bps hike at the December Federal Open Market Committee meeting. Nonetheless, economic data, as it is released, will continue to have a significant impact in shaping market expectations. These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could increase our financing costs, which could lower our net interest margin.

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

Capital Expenditures

At September 30, 2016, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements.

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

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016 - YTD(1)	1.400	32,546
Totals	$6.875	$98,599

(1)
On October 12, 2016, the Company declared a dividend of $0.14 per share to be paid on October 31, 2016.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of September 30, 2016.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2016 and December 31, 2015, assuming rates instantaneously fall 100 basis points ("bps"), fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2016 and December 31, 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2016
-100 Basis Points	(0.34)%	(2.92)%
-50 Basis Points	0.09%	0.79%
+50 Basis Points	(0.73)%	(6.21)%
+100 Basis Points	(1.98)%	(16.83)%
As of December 31, 2015
-100 Basis Points	(0.03)%	(0.21)%
-50 Basis Points	0.20%	1.75%
+50 Basis Points	(0.72)%	(6.16)%
+100 Basis Points	(2.10)%	(17.90)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2016, we had unrestricted cash and cash equivalents of $110.9 million and unpledged securities of approximately $97.4 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

10.1
Equity Distribution Agreement, dated July 29, 2016, by and between the Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenberg Thalmann & Co., Inc. and MUFG Securities Americas, Inc. (filed as Exhibit 1.1 to the Registrant's current report on Form 8-K filed with the Securities Exchange Commission on July 29, 2016, and incorporated herein by reference).

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

Orchid Island Capital, Inc.
Registrant

Date: November 1, 2016	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: November 1, 2016	By:	/s/ G. Hunter Haas, IV
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

10.1
Equity Distribution Agreement, dated July 29, 2016, by and between the Orchid Island Capital, Inc., Bimini Advisors, LLC, Ladenberg Thalmann & Co., Inc. and MUFG Securities Americas, Inc. (filed as Exhibit 1.1 to the Registrant's current report on Form 8-K filed with the Securities Exchange Commission on July 29, 2016, and incorporated herein by reference).

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