Form 10-K
period 2016-12-31
Orchid Island Capital, Inc.
filed 2017-02-17
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2016 the aggregate market value of the common stock held by nonaffiliates was $214,769,044
Number of shares outstanding at February 17, 2017: 32,964,547

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the 2017 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ORCHID ISLAND CAPITAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "intend," "should," "may," "plans," "projects," "will," or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

	our business and investment strategy;
	our expected operating results;
	our ability to acquire investments on attractive terms;
	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy or interest rates;
	the effect of U.S. government actions on interest rates, fiscal policy and the housing and credit markets;
	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;
	the effect of increased prepayment rates on the value of our assets;
	our ability to access the capital markets;
	our ability to obtain future financing arrangements;
	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;

the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government;

	our ability to make distributions to our stockholders in the future;
	mortgage loan modification programs and future legislative action;
	our understanding of our competition and our ability to compete effectively;
	our ability to quantify risk based on historical experience;
	our ability to qualify and maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
	our ability to maintain the listing of our common stock on the New York Stock Exchange, or NYSE;
	market trends;
	expected capital expenditures; and
	the impact of technology on our operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ''Risk Factors'' in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS

Our Company

Orchid Island Capital, Inc., a Maryland corporation ("Orchid," the "Company," "we" or "us"), is a specialty finance company that invests in residential mortgage-backed securities ("RMBS"). The principal and interest payments of these RMBS are guaranteed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation, ("Freddie Mac") or the Government National Mortgage Association ("Ginnie Mae" and, collectively with Fannie Mae and Freddie Mac, "GSEs") and are backed primarily by single-family residential mortgage loans. We refer to these types of RMBS as Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS and (ii) structured Agency RMBS, such as collateralized mortgage obligations ("CMOs"), interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency RMBS. Our website is located at http://www.orchidislandcapital.com.  Information on our website is not part of this Annual Report on Form 10-K.

We were formed by Bimini Capital Management, Inc. (sometimes referred to herein as "Bimini") in August 2010, commenced operations on November 24, 2010 and completed our initial public offering on February 20, 2013. On October 8, 2014, we transferred the listing of our common stock from the NYSE MKT to the New York Stock Exchange ("NYSE") and trade under the symbol "ORC."

Bimini managed our portfolio from our inception through the completion of our initial public offering on February 20, 2013.  Upon completion of the offering, we became externally managed by Bimini Advisors, LLC ("Bimini Advisors," or our "Manager"). Our Manager is an investment advisor registered with the Securities and Exchange Commission ("SEC"). Additionally, our Manager is a wholly-owned subsidiary of Bimini, which has a long track record of managing investments in Agency RMBS.

We are organized and conduct our operations to qualify to be taxed as a real estate investment trust, or "REIT," for federal income tax purposes.  As such, we are required to distribute 90% of our taxable net income annually. We generally will not be subject to income taxes on our net taxable income to the extent we currently distribute our net taxable income to our stockholders and maintain our REIT qualification. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), which may extend into the subsequent taxable year.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and as such, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Although we are an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised accounting standards, and such election is irrevocable.

Our Manager

Upon completion of our initial public offering, we became externally managed and advised by Bimini Advisors and its experienced RMBS investment team pursuant to the terms of a management agreement.  Our Manager is a Maryland limited liability company that is a wholly-owned subsidiary of Bimini. We believe our relationship with our Manager enables us to leverage our Manager's established portfolio management resources for each of our targeted asset classes and its infrastructure supporting those resources.  Additionally, we have benefitted and expect to continue to benefit from our Manager's finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager's parent, Bimini, commenced active investment management operations in 2003, as it self-manages its own portfolio.

Our Manager is responsible for administering our business activities and day-to-day operations.  Pursuant to the terms of the management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel.  Our Manager is at all times subject to the supervision and oversight of our board of directors (the "Board of Directors") and has only such functions and authority as we delegate to it.

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

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing or foreclosure. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as "prepayment risk."

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of Agency RMBS generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency RMBS and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of Agency RMBS may experience reduced spreads over our funding costs if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as "extension risk."

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:


Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as "final maturity dates") have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, there can be a divergence between the interest rate on the loan and current market interest rates over time. This in turn can make fixed-rate mortgages price-sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.


ARMs. ARMs are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular intervals (for example, once per year). We refer to such ARMs as "traditional" ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates and, consequently, are less likely to experience significant price volatility.


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


CMOs. CMOs are a type of RMBS the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called "CMO floaters," can have relatively low price sensitivity to interest rates.


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


IIOs. IIOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, London Interbank Offered Rate ("LIBOR") and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.


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


investing in pass-through Agency RMBS and certain structured Agency RMBS, such as fixed and floating rate tranches of CMOs and POs, on a leveraged basis to increase returns on the capital allocated to this portfolio;


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

	investing in Agency RMBS in order to minimize credit risk;
	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act; and
	investing in assets that will allow us to qualify and maintain our qualification as a REIT.

We rely on our Manager's expertise in identifying assets within our target asset class.  Our Manager makes investment decisions based on various factors, including, but not limited to, relative value, expected cash yield, supply and demand, costs of hedging, costs of financing, liquidity requirements, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We do not attribute any particular quantitative significance to any of these factors, and the weight we give to these factors depends on market conditions and economic trends.

Over time, we will modify our investment strategy as market conditions change to seek to maximize the returns from our investment portfolio.  We believe that this strategy, combined with our Manager's experience, will enable us to provide attractive long-term returns to our stockholders.

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

We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders' equity at the end of each period. The amount of leverage will be a function of the capital allocated to the pass-through Agency RMBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency RMBS portfolio is high, the leverage ratio will be high since more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower since our lenders will lend less against the value of the capital deployed to the pass-through Agency RMBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:


The relative durations of the respective portfolios — We generally seek to have a combined duration at or near zero. If our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio to achieve a combined duration close to zero.


The relative attractiveness of pass-through securities versus structured securities — To the extent we believe the expected returns of one type of security are higher than the other, we will allocate more capital to the more attractive securities, subject to the caveat that its combined duration remains at or near zero.


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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar and Treasury Note ("T-Note") futures contracts and options to enter into interest rate swaps ("interest rate swaptions"), but may enter into other transactions in the future.

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

We purchase a portion of our Agency RMBS through forward settling transactions, including "to-be-announced" ("TBA") securities transactions.  We account for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if we cannot assert that it is probable at the inception of the TBA transaction, and throughout its term, that we will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade. However, we have not entered into these TBA securities transactions as a hedge of our interest rate risk.

Prepayment Risk Management

The risk of mortgage prepayments is another significant risk to our portfolio. When prevailing interest rates fall below the coupon rate of a mortgage, mortgage prepayments are likely to increase. Conversely, when prevailing interest rates increase above the coupon rate of a mortgage, mortgage prepayments are likely to decrease.

When prepayment rates increase, we may not be able to reinvest the money received from prepayments at yields comparable to those of the securities prepaid. Also, some ARMs and hybrid ARMs which back our Agency RMBS may bear initial "teaser" interest rates that are lower than their fully-indexed interest rates. If these mortgages are prepaid during this "teaser" period, we may lose the opportunity to receive interest payments at the higher, fully-indexed rate over the expected life of the security. Additionally, some of our structured Agency RMBS, such as IOs and IIOs, may be negatively affected by an increase in prepayment rates because their value is wholly contingent on the underlying mortgage loans having an outstanding principal balance.

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

Liquidity Management Strategy

Because of our use of leverage, we manage liquidity to meet our lenders' margin calls by maintaining cash balances or unencumbered assets well in excess of anticipated margin calls and making margin calls on our lenders when we have an excess of collateral pledged against our borrowings.

We also attempt to minimize the number of margin calls we receive by:

	Deploying capital from our leveraged Agency RMBS portfolio to our unleveraged Agency RMBS portfolio;

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


Obtaining funding arrangements which defer or waive prepayment-related margin requirements in exchange for payments to the lender tied to the dollar amount of the collateral deficiency and a predetermined interest rate; and

	Reducing our overall amount of leverage.

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

As a REIT, we generally will not be subject to U.S. federal income tax on the REIT taxable income that we currently distribute to our stockholders.  Taxable income generated by any taxable REIT subsidiary ("TRS") that we may form or acquire will be subject to U.S. federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify as a REIT in any calendar year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we failed to qualify. Even if we continue to qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

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

Available Information

Our investor relations website is www.orchidislandcapital.com.  We make available on the website under "Financial Information/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the SEC may also be read and copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC's website at www.sec.gov.

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

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency RMBS. If long-term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, many countries in Europe have experienced inverted yield curves in recent months. Given the volatile nature of the U.S. economy and the Federal Reserve's recent increase and future increases in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency RMBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency RMBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency RMBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency RMBS that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency RMBS or Agency RMBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income and pay dividends, our business, financial condition and results of operations, and our ability to pay distributions to our stockholders may be materially adversely affected.

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

We cannot predict the impact, if any, on our earnings or cash available for distributions to our stockholders of the proposed revisions of the Federal Housing Finance Agency ("FHFA") to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of these entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three objectives for the next phase of the Fannie Mae and Freddie Mac conservatorships:  (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.  On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new Fannie Mae and Freddie Mac infrastructure built around two principles.

First, replace Fannie Mae and Freddie Mac's current infrastructures with a common infrastructure that efficiently aligns the standards and practices of the two entities, beginning with overlapping core functions such as issuance, master servicing, bond administration, collateral management and data integration.  The FHFA has taken steps to establish a common securitization platform ("CSP") for residential mortgage-backed securities reflecting feedback from a broad cross-section of industry participants.  In July 2016, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac. Developing the CSP is a key goal of FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which details the organizational structure of Common Securitization Solutions, LLC, a joint venture company that was established by Fannie Mae and Freddie Mac to lead the work on this project. In December 2016, the FHFA announced that Release 1 of the CSP was successfully implemented on November 21, 2016.  This means that Freddie Mac now uses the CSP for data acceptance, issuance support, and bond administration activities related to current single-class, fixed-rate, mortgage-backed securities.  The FHFA continues to review and plans to announce a timeframe for Release 2, which involves issuance by Freddie Mac and Fannie Mae of a common, single mortgage-backed security, which will be known as the Uniform Mortgage-Backed Security.  FHFA expects to announce a timeframe for implementation of Release 2 in the first quarter of 2017.   The second, establish an operating framework for Fannie Mae and Freddie Mac that is consistent with housing finance reform progress that encourages and accommodates increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes the challenges faced in these formative stages which may or may not be surmountable, such as the absence of meaningful secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae.  As a result, it is uncertain if the proposals will be enacted, what exactly will be enacted, and how they will be enacted.  As a result, we cannot be certain what the effects of the enactment will have on our book value, earnings or cash available for distribution to stockholders.

Increased levels of prepayments on the mortgages underlying our Agency RMBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In the case of residential mortgages, there are seldom any restrictions on borrowers' ability to prepay their loans. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to pass-through Agency RMBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:


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

	If we are unable to acquire new Agency RMBS to replace the prepaid Agency RMBS, our returns on capital may be lower than if we were able to quickly acquire new Agency RMBS.

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

To the extent consistent with maintaining our qualification as a REIT, we may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts in order to hedge the interest rate risk of our portfolio. In general, our hedging strategy depends on our view of our entire portfolio consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of Agency RMBS we hold and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

	hedging can be expensive, particularly during periods of rising and volatile interest rates;
	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
	the duration of the hedge may not match the duration of the related liability;
	certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;

the amount of gross income that a REIT may earn from hedging transactions, other than hedging transactions that satisfy certain requirements of the Code, is limited by federal income tax provisions governing REITs;

	the credit quality of the counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
	the counterparty in the hedging transaction may default on its obligation to pay.

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

All valuation models rely on correct market data input. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, "model prices" will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected.

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

We calculate our leverage ratio by dividing our total liabilities by total equity at the end of each period.  Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency RMBS and a portion of our structured Agency RMBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders' estimates of the stability of our portfolio's cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender's margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency RMBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders. For example:


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


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

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our investment under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes.

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

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Manager's ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis largely will be a function of our Manager's structuring and implementation of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Manager has substantial responsibilities, and, in order to grow, needs to hire, train, supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We are an "emerging growth company," and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as such, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Although we are an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised accounting standards, and such election is irrevocable. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

No assurance can be given that the actions taken by a new administration of the U.S. Government for the purpose of seeking to stimulate the economy will achieve their intended effect or will benefit our business, and further, government or market developments could adversely affect us.

The incoming presidential administration of the U.S. Government has announced that it may implement initiatives intended to stimulate the U.S. economy. No assurance can be given that these initiatives will beneficially impact the economy or our business. If these initiatives do not function as intended or interest rates increase as a result of these initiatives, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

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

At any time, laws or regulations, or the administrative interpretations of those laws or regulations, which impact our business and Maryland corporations may be amended. In addition, the markets for RMBS and derivatives, including interest rate swaps, have been the subject of intense scrutiny in recent years. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, revisions to these laws, regulations or administrative interpretations could cause us to change our investments. We could be materially adversely affected by any such change to any existing, or any new, law, regulation or administrative interpretation, which could reduce the market price of our common stock.

Risks Related to Conflicts of Interest in Our Relationship with Our Manager and Bimini

The management agreement with our Manager was not negotiated on an arm's-length basis and the terms, including fees payable and our inability to terminate, or our election not to renew, the management agreement based on our Manager's poor performance without paying our Manager a significant termination fee, except for a termination of the Manager with cause, may not be as favorable to us as if it were negotiated with an unaffiliated third party.

The management agreement with our Manager was negotiated between related parties, and we did not have the benefit of arm's-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement with our Manager, including fees payable and our inability to terminate, or our election not to renew, the management agreement based on our Manager's poor performance without paying our Manager a significant termination fee, except for a termination of the Manager with cause, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, as a result of the relationship with our Manager, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

We have no employees, and our Manager is responsible for making all of our investment decisions. None of our or our Manager's officers are required to devote any specific amount of time to our business, and each of them may provide their services to Bimini, which could result in conflicts of interest.

Our Manager is responsible for making all of our investments. We do not have any employees, and we are completely reliant on our Manager to provide us with investment advisory services. Each of our and our Manager's officers is an employee of Bimini and none of them will devote their time to us exclusively. Each of Messrs. Cauley and Haas, who are the members of our Manager's investment committee, is an officer of Bimini and has significant responsibilities to Bimini. Due to the fact that each of our officers is responsible for providing services to Bimini, they may not devote sufficient time to the management of our business operations. At times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our executive officers and our Manager, Bimini and its affiliates will likewise require greater focus and attention from them. In such situations, we may not receive the level of support and assistance that we otherwise would likely have received if we were internally managed or if such executives were not otherwise committed to provide support to Bimini.

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

We are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Because we do not have any employees or separate facilities, we are reliant on our Manager to provide us with the personnel, services and resources necessary to carry out our day-to-day operations. Our management agreement does not require our Manager to dedicate specific personnel to our operations or a specific amount of time to our business. Additionally, because we are affiliated with Bimini, we may be negatively impacted by an event or factors, including ongoing and potential legal proceedings against Bimini and its subsidiaries, that negatively impacts or could negatively impact Bimini's business or financial condition.

Our management agreement is automatically renewed in accordance with the terms of the agreement, each year, on February 20.  Upon the expiration of any automatic renewal term, our Manager may elect not to renew the management agreement without cause, and without penalty, on 180-days' prior written notice to us. If we elect not to renew the management agreement without cause, we would have to pay a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. During the term of the management agreement and for two years after its expiration or termination, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with us. We do not have retention agreements with any of our officers. We believe that the successful implementation of our investment and financing strategies depends to a significant extent upon the experience of Bimini's executive officers. None of these individuals' continued service is guaranteed. If the management agreement is terminated or these individuals leave Bimini, we may be unable to execute our business plan.

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

The officers of Bimini and our Manager devote as much time to us as our Manager deems appropriate. However, these officers may have conflicts in allocating their time and services among us, Bimini and our Manager. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager's officers and Bimini's employees, Bimini and other entities for which our Manager may serve as a manager in the future will likewise require greater focus and attention, placing our Manager's and Bimini's resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.

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

As of February 17, 2017, Bimini owned approximately 4.2% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

If we elect to not renew the management agreement without cause, we would be required to pay our Manager a substantial termination fee. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.

Electing not to renew the management agreement without cause would be difficult and costly for us. Our management agreement is automatically renewed in accordance with the terms of the agreement, each year, on February 20. However, with the consent of the majority of our independent directors, we may elect not to renew our management agreement in subsequent years upon 180-days' prior written notice. If we elect to not renew the agreement because of a decision by our Board of Directors that the management fee is unfair, our Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the management agreement without cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the management agreement, thereby adversely affecting our inclination to end our relationship with our Manager even if we believe our Manager's performance is unsatisfactory.

Our Manager's management fee is payable regardless of our performance.

Our Manager is entitled to receive a management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. Our Manager's entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Our common stock is listed on the NYSE under the symbol "ORC." Trading on the NYSE does not ensure that there is or will be an actual market for our common stock. Accordingly, no assurance can be given as to:

	the likelihood that an actual market for our common stock will develop, or be continued once developed;
	the liquidity of any such market;
	the ability of any holder to sell shares of our common stock; or
	the prices that may be obtained for our common stock.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our stockholders in the future.

We intend to continue to make monthly distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions might be harmed by the risk factors described in this prospectus. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition, maintaining our qualification as a REIT and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future. To the extent that we decide to pay distributions from the proceeds of a securities offerings, such distributions would generally be considered a return of capital for U.S. federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

The market value of shares of our common stock may be based primarily upon current and expected future cash dividends and our book value. The market price of shares of our common stock may be influenced by the dividends on those shares relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which could adversely affect the market price of shares of our common stock. In addition, our book value could decrease, which could reduce the market price of our common stock to the extent our common stock trades relative to our book value. As a result, the market price of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

	actual or anticipated variations in our operating results or distributions;
	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
	increases in market interest rates that lead purchasers of our common stock to expect a higher dividend yield;
	changes in our book value;
	changes in market valuations of similar companies;
	adverse market reaction to any increased indebtedness we incur in the future;
	a change in our Manager or additions or departures of key management personnel;
	actions by institutional stockholders;
	speculation in the press or investment community; and
	general market and economic conditions.

We cannot make any assurances that the market price of our common stock will not fluctuate or decline significantly in the future.

Shares of our common stock eligible for future sale may harm our share price.

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2012 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2012 Equity Incentive Plan of 4,000,000 shares of common stock. As of February 17, 2017, Bimini owns 1,395,036 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

Risks Related to Our Organization and Structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to pay distributions to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act, because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as "qualifying real estate assets," and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets based on no-action letters issued by the SEC. To the extent that the SEC publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption.

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

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps." As a result, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operators (in some cases the fund's directors) to be regulated as "commodity pool operators" ("CPOs"). Under new rules adopted by the U.S. Commodity Futures Trading Commission (the "CFTC"), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association (the "NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

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

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the CFTC asserts that we are not entitled to the no-action letter relief claimed, we may be obligated to furnish additional disclosures and reports, among other things. Further, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC's rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

	actual receipt of an improper benefit or profit in money, property or services; or
	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

Certain provisions of the Maryland General Corporation Law (the "MGCL"), may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:


"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder, and thereafter require two supermajority stockholder votes to approve any such combination; and


"control share" provisions that provide that a holder of "control shares" of the Company (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the acquiror to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares," subject to certain exceptions) generally has no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

We were formed by Bimini in August 2010. We believe that from the time of our formation until the closing of the public offering of our common stock, we were a "qualified REIT subsidiary" of Bimini. However, under applicable Treasury Regulations, if Bimini failed to qualify as a REIT in its 2009 through 2013 taxable years, unless Bimini's failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which Bimini failed to qualify.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including Agency RMBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities, and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more that 25% of the value of our assets can be represented by debt of "publicly offered REITs" that is not secured by real property or interests in real property. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

	85% of our REIT ordinary income for that year;
	95% of our REIT capital gain net income for that year; and
	any undistributed taxable income from prior years

We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.

Our taxable income may be substantially different than our net income as determined based on generally accepted accounting principles in the United States ("GAAP"), because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, unrealized portfolio gains and losses are included in GAAP net income, but are not included in REIT taxable income.  Also, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our stock or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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

We may purchase Agency RMBS through forward settling contracts, including TBA securities transactions. We may recognize income or gains on the disposition of forward settling contracts. For example, rather than take delivery of the Agency RMBS subject to a TBA, we may dispose of the TBA through a "roll" transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. The law is unclear regarding whether forward settling contracts will be qualifying assets for the 75% asset test and whether income and gains from dispositions of forward settling contracts will be qualifying income for the 75% gross income test.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. Any domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

In order for us to qualify as a REIT for each taxable year after 2013, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to assist us in qualifying as a REIT, among other purposes, ownership of our stock by any person is generally limited to 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock.

These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their common stock over the then-prevailing market price or which holders might believe to be otherwise in their best interests.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is lower than ordinary income tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

We currently do not intend to enter into any transactions that could result in our, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future, we will be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as "excess inclusion income," that is allocable to the percentage of our stock held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans, charitable remainder trusts and government entities). In that case, under our charter, we will reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholder's ownership.

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

Our recognition of "phantom" income may reduce a stockholder's after-tax return on an investment in our common stock.

We may recognize taxable income in excess of our economic income, known as phantom income, in the first years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. As a result, stockholders at times may be required to pay U.S. federal income tax on distributions that economically represent a return of capital rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of U.S. federal income tax liabilities may reduce a stockholder's after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading publicly on the NYSE MKT under the trading symbol "ORC" on February 14, 2013. There was no established public market for our common stock prior to February 14, 2013. Effective as of October 8, 2014, our common stock began trading on the NYSE under the symbol "ORC."  As of February 7, 2017, we had 32,964,547 shares of common stock issued and outstanding which were held by 9 shareholders of record and 17,712 beneficial owners whose shares were held in "street name" by brokers and depository institutions.

The following table is a summary of historical price information and dividends declared and paid per common share.

	High	Low	Close	Dividends Declared
2016
First quarter	$10.70	$7.50	$10.37	$0.42
Second quarter	10.94	9.26	10.29	0.42
Third quarter	11.25	10.08	10.42	0.42
Fourth quarter	11.12	9.95	10.83	0.42
2015
First quarter	$14.25	$12.75	$13.24	$0.54
Second quarter	14.18	11.01	11.21	0.54
Third quarter	11.63	7.13	9.25	0.42
Fourth quarter	10.21	8.30	9.93	0.42

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

Any additional distributions we make will be authorized by and at the discretion of our Board of Directors based upon a variety of factors deemed relevant by our directors, which may include:

	actual results of operations;
	our financial condition;
	our level of retained cash flows;
	our capital requirements;
	any debt service requirements;
	our taxable income;
	the annual distribution requirements under the REIT provisions of the Code;
	applicable provisions of Maryland law; and
	other factors that our Board of Directors may deem relevant.

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

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn, upon our Manager's management of our business. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including selling certain of our assets, borrowing funds or using a portion of the net proceeds we receive in this offering or future offerings (and thus all or a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes). We also may elect to pay all or a portion of any distribution in the form of a taxable distribution of our stock or debt securities.  In addition, our Board of Directors may change our distribution policy in the future.

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer group (composed of AGNC Investment Corp., Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Armour Residential REIT, Inc., Capstead Mortgage Corporation and CYS Investments, Inc.) for the period beginning February 13, 2013 (the date of our IPO) and ending December 31, 2016, assuming the investment of $100 on February 13, 2013 and the reinvestment of dividends.  The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed.  The historical information set forth below is not necessarily indicative of future performance.

	February 13, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Orchid Island Capital, Inc.	100.00	96.94	114.56	103.34	139.12
Agency REIT Peer Group(1)	100.00	75.33	92.85	82.30	104.94
NAREIT Mortgage REIT TRR Index	100.00	87.97	103.71	94.50	116.10
S&P 500 Total Return Index	100.00	123.87	140.83	142.78	159.85

(1)	Hatteras Financial Corp. is no longer in our Agency REIT peer group, as it was acquired by Annaly Capital Management, Inc. in 2016.

Securities Authorized for Issuance under Equity Compensation Plans

In October 2012, our Board of Directors adopted and Bimini, then our sole stockholder, approved, our 2012 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The Incentive Plan is administered by the Compensation Committee of our Board of Directors except that our Board of Directors will administer awards made to directors who are not employees of us or our affiliates.  The Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of our common stock that may be issued under the Incentive Plan.

The following table provides information as of December 31, 2016 regarding the number of shares of common stock that may be issued under our Incentive Plan.

	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
security holders	53,305	-	3,850,743 (2)
Equity compensation plans not approved by
security holders(1)	-	-	-
Total	53,305	-	3,850,743

(1)  We do not have any equity compensation plans that have not been approved by our stockholders.
(2)	Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2016.

Issuer Purchases of Equity Securities

There were no repurchases of the Company's common stock during the quarter ended December 31, 2016.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the five years ended December 31, 2016. The selected financial data should be read in conjunction with the more detailed information contained in  the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share data)
	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Mortgage-backed securities	$3,022,174	$2,158,010	$1,549,171	$351,223	115,380
Total assets	$3,138,694	$2,241,837	$1,657,808	$363,576	118,861
Borrowings	$2,793,705	$1,986,313	$1,436,651	$318,557	103,941
Total liabilities	$2,805,915	$1,988,582	$1,439,730	$318,811	104,136
Total stockholders' equity	$332,779	$253,255	$218,078	$44,765	14,725
Book value per common share	$10.10	$11.64	$13.06	$13.40	95.55

	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data
Interest income	$87,127	$68,811	$31,804	$9,199	2,698
Interest expense	(15,604)	(7,271)	(3,031)	(1,126)	(277)
Net interest income	71,523	61,540	28,773	8,073	2,421
(Losses) gains	(60,451)	(52,575)	234	(7,103)	(1,154)
Expenses	9,093	7,894	4,488	1,668	733
Net income	$1,979	$1,071	$24,519	$(698)	534

Weighted average shares outstanding	24,099,714	20,266,706	9,890,058	3,011,912	981,665
Basic and diluted net income per share	$0.08	$0.05	$2.48	$(0.23)	0.54
Dividends declared per share	$1.68	$1.92	$2.16	$1.40	-

Other Data (unaudited)
Average RMBS(1)	$2,322,973	$1,955,673	$937,373	$316,124	74,904
Average borrowings(1)	$2,172,106	$1,782,086	$892,132	$284,522	63,880
Average stockholders' equity(1)	$267,719	$251,607	$134,327	$42,955	14,419
Leverage ratio (at period end)(2)	8.4:1	7.9:1	6.6:1	7.1:1	7.1:1
Average yield on RMBS(3)	3.75%	3.52%	3.39%	2.91%	3.60%
Average cost of funds(3)	0.72%	0.41%	0.34%	0.40%	0.43%
Average economic cost of funds(4)	1.17%	0.58%	0.36%	0.44%	0.60%
Average interest rate spread(5)	3.03%	3.11%	3.05%	2.51%	3.17%
Average economic interest rate spread(6)	2.58%	2.94%	3.03%	2.47%	3.00%

(1)	Average RMBS, borrowings and stockholders' equity balances are calculated as the average of the quarterly averages.
(2)	The leverage ratio is calculated by dividing total ending liabilities by ending stockholders' equity.
(3)	Portfolio yields and costs of funds are calculated based on the average balances of the underlying investment portfolio/borrowing balances and are annualized for the quarterly periods presented.
(4)
Represents interest cost of our borrowings and the effect of Eurodollar and T-Note futures contracts and options to enter into interest rate swaps ("interest rate swaptions") attributed to the period related to hedging activities, divided by average borrowings.

(5)	Average interest rate spread is calculated by subtracting average cost of funds from average yield on RMBS.
(6)	Average economic interest rate spread is calculated by subtracting average economic cost of funds from average yield on RMBS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under "Risk Factors" in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "ORC."

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

On March 2, 2015, we entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  We issued a total of 7,218,766 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $93.2 million, net of commissions and fees, prior to its termination.

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through December 31, 2015, we repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share. We did not repurchase any shares of our common stock in 2016.

On July 29, 2016, we entered into a fourth equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The July 2016 Equity Distribution Agreement replaced the March 2015 Equity Distribution Agreement.  Through December 31, 2016, we had issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $108.2 million, net of commissions and fees.

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

Results of Operations

Described below are the Company's results of operations for the year ended December 31, 2016, as compared to the Company's results of operations for the years ended December 31, 2015 and 2014.

Net Income Summary

Net income for the year ended December 31, 2016 was $2.0 million, or $0.08 per share. Net income for the year ended December 31, 2015 was $1.1 million, or $0.05 per share. Net income for the year ended December 31, 2014 was $24.5 million, or $2.48 per share. The components of net income for the years ended December 31, 2016, 2015 and 2014 are presented in the table below:

(in thousands)
	2016	2015	2014
Interest income	$87,127	$68,811	$31,804
Interest expense	(15,604)	(7,271)	(3,031)
Net interest income	71,523	61,540	28,773
(Losses) gains on RMBS and derivative contracts	(60,451)	(52,575)	234
Net portfolio income	11,072	8,965	29,007
Expenses	(9,093)	(7,894)	(4,488)
Net income	$1,979	$1,071	$24,519

GAAP and Non-GAAP Reconciliation

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "Economic Interest Expense" and Economic Net Interest Income."

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2016, 2015 and 2014 and each quarter during 2016, 2015 and 2014.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2016	$23,207	$(133)	$(2,967)	$26,307
September 30, 2016	6,587	(474)	(2,660)	9,721
June 30, 2016	(11,591)	(786)	(2,210)	(8,595)
March 31, 2016	(27,590)	(1,125)	(1,933)	(24,532)
December 31, 2015	12,770	362	(1,196)	13,604
September 30, 2015	(22,506)	55	(881)	(21,680)
June 30, 2015	(803)	(88)	(595)	(120)
March 31, 2015	(12,351)	57	(306)	(12,102)
December 31, 2014	(9,561)	-	(145)	(9,416)
September 30, 2014	3,057	-	(25)	3,082
June 30, 2014	(5,728)	-	(3)	(5,725)
March 31, 2014	(1,693)	-	(30)	(1,663)
Years Ended
December 31, 2016	$(9,387)	$(2,518)	$(9,770)	$2,901
December 31, 2015	(22,890)	386	(2,978)	(20,298)
December 31, 2014	(13,925)	-	(203)	(13,722)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2016	$25,068	$4,976	$(2,967)	$7,943	$20,092	$17,125
September 30, 2016	22,358	3,979	(2,660)	6,639	18,379	15,719
June 30, 2016	19,235	3,330	(2,210)	5,540	15,905	13,695
March 31, 2016	20,466	3,319	(1,933)	5,252	17,147	15,214
December 31, 2015	19,092	2,371	(1,196)	3,567	16,721	15,525
September 30, 2015	18,352	2,037	(881)	2,918	16,315	15,434
June 30, 2015	16,753	1,567	(595)	2,162	15,186	14,591
March 31, 2015	14,614	1,296	(306)	1,602	13,318	13,012
December 31, 2014	12,146	1,126	(145)	1,271	11,020	10,875
September 30, 2014	9,286	818	(25)	843	8,468	8,443
June 30, 2014	6,589	676	(3)	679	5,913	5,910
March 31, 2014	3,783	411	(30)	441	3,372	3,342
Years Ended
December 31, 2016	$87,127	$15,604	$(9,770)	$25,374	$71,523	61,753
December 31, 2015	68,811	7,271	(2,978)	10,249	61,540	58,562
December 31, 2014	31,804	3,031	(203)	3,234	28,773	28,570

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2016, we generated $71.5 million of net interest income, consisting of $87.1 million of interest income from RMBS assets offset by $15.6 million of interest expense on borrowings.  For the year ended December 31, 2015, we generated $61.5 million of net interest income, consisting of $68.8 million of interest income from RMBS assets offset by $7.3 million of interest expense on borrowings.   The $18.3 million increase in interest income and $8.3 million increase in interest expense for the year ended December 31, 2016 primarily reflects the continued growth of our portfolio fueled by our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

For the year ended December 31, 2014, we generated $28.8 million of net interest income, consisting of $31.8 million of interest income from RMBS assets offset by $3.0 million of interest expense on borrowings. The $37.0 million increase in interest income and $4.2 million increase in interest expense for the year ended December 31, 2015 also reflects the growth of our portfolio due to our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2016, 2015 and 2014 was $25.4 million, $10.2 million and $3.2 million, respectively, resulting in $61.8 million, $58.6 million and $28.6 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2016, 2015 and 2014 and for the years ended December 31, 2016, 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2016	$2,761,836	$25,068	3.63%	$2,545,901	$4,976	$7,943	0.78%	1.25%
September 30, 2016	2,362,377	22,358	3.79%	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,100,151	19,235	3.66%	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	2,067,527	20,466	3.96%	1,962,901	3,319	5,252	0.68%	1.07%
December 31, 2015	2,137,810	19,092	3.57%	1,964,806	2,371	3,567	0.48%	0.73%
September 30, 2015	2,146,240	18,352	3.42%	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,925,746	16,753	3.48%	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,612,896	14,614	3.62%	1,448,071	1,296	1,602	0.36%	0.44%
December 31, 2014	1,362,352	12,146	3.57%	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,025,768	9,286	3.62%	1,019,839	818	843	0.32%	0.33%
June 30, 2014	811,881	6,589	3.25%	717,474	676	679	0.38%	0.38%
March 31, 2014	549,490	3,783	2.75%	484,902	411	441	0.34%	0.36%
Years Ended
December 31, 2016	$2,322,973	$87,127	3.75%	$2,172,106	$15,604	$25,374	0.72%	1.17%
December 31, 2015	1,955,673	68,811	3.52%	1,782,086	7,271	10,249	0.41%	0.58%
December 31, 2014	937,373	31,804	3.39%	892,132	3,031	3,234	0.34%	0.36%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2016	$20,092	$17,125	2.85%	2.38%
September 30, 2016	18,379	15,719	3.06%	2.57%
June 30, 2016	15,905	13,695	2.99%	2.55%
March 31, 2016	17,147	15,214	3.28%	2.89%
December 31, 2015	16,721	15,525	3.09%	2.84%
September 30, 2015	16,316	15,434	3.01%	2.83%
June 30, 2015	15,185	14,591	3.12%	2.98%
March 31, 2015	13,318	13,012	3.26%	3.18%
December 31, 2014	11,020	10,875	3.24%	3.19%
September 30, 2014	8,467	8,443	3.30%	3.29%
June 30, 2014	5,914	5,910	2.87%	2.87%
March 31, 2014	3,372	3,342	2.41%	2.39%
Years Ended
December 31, 2016	$71,523	$61,753	3.03%	2.58%
December 31, 2015	61,540	58,562	3.11%	2.94%
December 31, 2014	28,773	28,570	3.05%	3.03%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 48-50 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

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

Interest Income and Average Asset Yield

Our interest income for the years ended December 31, 2016 and 2015 was $87.1 million and $68.8 million, respectively.  We had average RMBS holdings of $2,323.0 million and $1,955.7 million for the years ended December 31, 2016 and 2015, respectively.  The yield on our portfolio was 3.75% and 3.52% for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, as compared to the year ended December 31, 2015, there was a $18.3 million increase in interest income due to a $367.3 million increase in average RMBS, combined with a 23 basis point ("bps") increase in the yield on average RMBS for the year ended December 31, 2016 when compared to the year ended December 31, 2015.  The increase in average RMBS during the year ended December 31, 2016 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

For the year ended December 31, 2014, we had interest income of $31.8 million and average RMBS holdings of $937.4 million, resulting in a yield on our portfolio of 3.39%.  For the year ended December 31, 2015, as compared to the year ended December 31, 2014, there was a $37.0 million increase in interest income due to a $1,018.3 million increase in average RMBS, combined with a 13 bps increase in the yield on average RMBS.  The increase in average RMBS during the year ended December 31, 2015 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and pass-through RMBS ("PT RMBS") for the years ended December 31, 2016, 2015 and 2014 and for each quarter during 2016, 2015 and 2014.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2016	$2,628,967	$132,869	$2,761,836	$23,647	$1,421	$25,068	3.60%	4.28%	3.63%
September 30, 2016	2,257,480	104,897	2,362,377	21,898	460	22,358	3.88%	1.75%	3.79%
June 30, 2016	2,006,392	93,759	2,100,151	19,072	163	19,235	3.80%	0.70%	3.66%
March 31, 2016	1,968,690	98,837	2,067,527	19,682	784	20,466	4.00%	3.17%	3.96%
December 31, 2015	2,034,623	103,187	2,137,810	19,337	(245)	19,092	3.80%	(0.95)%	3.57%
September 30, 2015	2,033,494	112,746	2,146,240	18,642	(290)	18,352	3.67%	(1.03)%	3.42%
June 30, 2015	1,824,893	100,853	1,925,746	16,549	204	16,753	3.63%	0.81%	3.48%
March 31, 2015	1,541,497	71,399	1,612,896	14,629	(15)	14,614	3.80%	(0.09)%	3.62%
December 31, 2014	1,298,967	63,385	1,362,352	12,761	(615)	12,146	3.93%	(3.88)%	3.57%
September 30, 2014	969,034	56,734	1,025,768	9,482	(196)	9,286	3.91%	(1.39)%	3.62%
June 30, 2014	764,199	47,682	811,881	7,674	(1,085)	6,589	4.02%	(9.10)%	3.25%
March 31, 2014	514,226	35,264	549,490	4,402	(619)	3,783	3.42%	(7.02)%	2.75%
Years Ended
December 31, 2016	$2,215,382	$107,591	$2,322,973	$84,299	$2,828	$87,127	3.81%	2.63%	3.75%
December 31, 2015	1,858,627	97,046	1,955,673	69,157	(346)	68,811	3.72%	(0.36)%	3.52%
December 31, 2014	886,606	50,767	937,373	34,319	(2,515)	31,804	3.87%	(4.96)%	3.39%

Interest Expense and the Cost of Funds

We had average borrowings of $2,172.1 million and $1,782.1 million and total interest expense of $15.6 million and $7.3 million for the years ended December 31, 2016 and 2015, respectively. Our average cost of funds was 0.72% and 0.41% for years ended December 31, 2016 and 2015, respectively.  There was a 31 bps increase in the average cost of funds and a $390.0 million increase in average outstanding borrowings during the year ended December 31, 2016, as compared to the year ended December 31, 2015.  The higher cost of funds for the year ended December 31, 2016, compared to the year ended December 31, 2015, reflects the higher short-term rates as presented in the table below.  The increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

For the year ended December 31, 2014, we had average borrowings of $892.1 million and total interest expense of $3.0 million, resulting in an average cost of funds of 0.34%.  There was a 7 bps increase in the average cost of funds and an $890.0 million increase in average outstanding borrowings during the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The increase in average outstanding borrowings, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our net capital raising activities.

Our economic interest expense was $25.4 million, $10.2 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. There was a 59 bps increase in the average economic cost of funds to 1.17% for the year ended December 31, 2016 from 0.58% for the year ended December 31, 2015.  The reason for the increase in economic cost of funds is due to the increases in our average outstanding borrowings and the cost of our borrowings noted above, combined with the negative performance of our derivative financial instruments during the period. There was a 22 bps increase in the average economic cost of funds to 0.58% for the year ended December 31, 2015 from 0.36% for the year ended December 31, 2014.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 16 bps above average one-month LIBOR and 50 bps below average six-month LIBOR for the quarter ended December 31, 2016.  Our average economic cost of funds was 63 bps above average one-month LIBOR and 3 bps below average six-month LIBOR for the quarter ended December 31, 2016. The average term to maturity of the outstanding repurchase agreements was 22 days and 15 days at December 31, 2016 and 2015, respectively.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2016, 2015 and 2014 and for the years ended December 31, 2016, 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2016	$2,545,901	$4,976	$7,943	0.78%	1.25%
September 30, 2016	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	1,962,901	3,319	5,252	0.68%	1.07%
December 31, 2015	1,964,806	2,371	3,567	0.48%	0.73%
September 30, 2015	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,448,071	1,296	1,602	0.36%	0.44%
December 31, 2014	1,346,314	1,126	1,271	0.33%	0.38%
September 30, 2014	1,019,839	818	843	0.32%	0.33%
June 30, 2014	717,474	676	679	0.38%	0.38%
March 31, 2014	484,902	411	441	0.34%	0.36%
Years Ended
December 31, 2016	$2,172,106	$15,604	$25,374	0.72%	1.17%
December 31, 2015	1,782,086	7,271	10,249	0.41%	0.58%
December 31, 2014	892,132	3,031	3,234	0.34%	0.36%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended,
December 31, 2016	0.62%	1.28%	0.16%	(0.50)%	0.63%	(0.03)%
September 30, 2016	0.49%	1.09%	0.24%	(0.36)%	0.73%	0.13%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.67%	0.19%
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%
December 31, 2015	0.28%	0.65%	0.20%	(0.17)%	0.45%	0.08%
September 30, 2015	0.19%	0.49%	0.22%	(0.08)%	0.40%	0.10%
June 30, 2015	0.18%	0.40%	0.18%	(0.04)%	0.32%	0.10%
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%
December 31, 2014	0.16%	0.34%	0.17%	(0.01)%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.23%	0.05%	0.23%	0.05%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.20%	0.02%
Years Ended
December 31, 2016	0.49%	1.03%	0.23%	(0.31)%	0.68%	0.14%
December 31, 2015	0.21%	0.47%	0.20%	(0.06)%	0.37%	0.11%
December 31, 2014	0.16%	0.33%	0.18%	0.01%	0.20%	0.03%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2016, 2015 and 2014.

(in thousands)
	2016	2015	2014
Realized gains (losses) on sales of RMBS	$3,071	$(1,411)	$2,791
Unrealized (losses) gains on RMBS	(54,149)	(28,274)	11,368
Total (losses) gains on RMBS	(51,078)	(29,685)	14,159
Losses on interest rate futures	(16,408)	(21,628)	(9,486)
Gains on interest rate swaps	9,503	-	-
Gains (losses) on receiver swaptions	36	(431)	-
Losses on payer swaptions	-	(1,217)	(4,439)
(Losses) gains on TBA securities	(2,518)	386	-

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the years ended December 31, 2016, 2015 and 2014, the Company received proceeds of $2,002.8 million, $1,832.2 million and $928.0 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2016 and 2015. The table below presents historical interest rate data for each quarter end during 2016, 2015 and 2014.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%
December 31, 2014	1.65%	2.17%	3.13%	3.86%	0.25%
September 30, 2014	1.78%	2.51%	3.31%	4.16%	0.23%
June 30, 2014	1.63%	2.52%	3.27%	4.16%	0.23%
March 31, 2014	1.73%	2.72%	3.36%	4.34%	0.23%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $9.1 million, $7.9 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The table below provides a breakdown of operating expenses for the years ended December 31, 2016, 2015 and 2014.

(in thousands)
	2016	2015	2014
Management fees	$4,188	$3,978	$2,013
Overhead allocation	1,300	1,064	390
Accrued incentive compensation	806	646	500
Directors fees and liability insurance	1,007	983	569
Audit, legal and other professional fees	871	706	588
Other direct REIT operating expenses	652	241	182
Other expenses	269	276	246
Total expenses	$9,093	$7,894	$4,488

We are externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2017 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:
	One-twelfth of 1.5% of the first $250 million of the Company's equity, as defined in the management agreement,
	One-twelfth of 1.25% of the Company's equity that is greater than $250 million and less than or equal to $500 million, and
	One-twelfth of 1.00% of the Company's equity that is greater than $500 million.

 We are obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, beginning July 1, 2014, Bimini Advisors began allocating to us its pro rata portion of certain overhead costs in accordance with the management agreement. Should we terminate the management agreement without cause, we will pay to the Manager a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of term of the agreement.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2016, our RMBS portfolio consisted of $3,022.2 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.20%.  During the year ended December 31, 2016, we received principal repayments of $254.6 million compared to $215.7 million for the year ended December 31, 2015.  The average prepayment speeds for the quarters ended December 31, 2016 and 2015 were 12.2% and 9.0%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2016	9.7	18.4	12.2
September 30, 2016	8.9	17.9	11.7
June 30, 2016	8.4	15.9	11.0
March 31, 2016	5.5	12.4	8.2
December 31, 2015	6.8	13.4	9.0
September 30, 2015	6.1	16.2	10.2
June 30, 2015	13.8	17.9	15.3
March 31, 2015	8.1	14.6	9.7

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of December 31, 2016 and 2015:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2016
Adjustable Rate RMBS	$2,062	0.1%	3.50%	219	1-Sep-35	5.67	10.05%	2.00%
Fixed Rate RMBS	2,826,694	93.5%	4.21%	325	1-Dec-46	NA	NA	NA
Hybrid Adjustable Rate RMBS	45,459	1.5%	2.55%	313	1-Aug-43	73.08	7.55%	2.00%
Total Mortgage-backed Pass-through	2,874,215	95.1%	4.19%	324	1-Dec-46	NA	NA	NA
Interest-Only Securities	69,726	2.3%	3.59%	235	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	78,233	2.6%	5.40%	338	25-Dec-46	NA	6.14%	NA
Total Structured RMBS	147,959	4.9%	4.55%	290	25-Dec-46	NA	6.14%	NA
Total Mortgage Assets	$3,022,174	100.0%	4.20%	323	25-Dec-46	NA	NA	NA
December 31, 2015
Adjustable Rate RMBS	$2,976	0.1%	3.63%	224	1-Sep-35	4.10	10.04%	2.00%
Fixed Rate RMBS	2,000,623	92.7%	4.22%	315	1-Dec-45	NA	NA	NA
Hybrid Adjustable Rate RMBS	52,238	2.5%	2.55%	325	1-Aug-43	84.93	7.55%	2.00%
Total Mortgage-backed Pass-through	2,055,837	95.3%	4.18%	315	1-Dec-45	80.57	7.68%	2.00%
Interest-Only Securities	61,574	2.9%	3.58%	250	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	40,599	1.8%	5.97%	320	15-Apr-45	NA	6.36%	NA
Total Structured RMBS	102,173	4.7%	4.53%	278	25-Apr-45	NA	NA	NA
Total Mortgage Assets	$2,158,010	100.0%	4.19%	313	1-Dec-45	NA	NA	NA

($ in thousands)
	December 31, 2016		December 31, 2015
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,226,893	73.7%	$1,747,699	81.0%
Freddie Mac	785,496	26.0%	394,256	18.3%
Ginnie Mae	9,785	0.3%	16,055	0.7%
Total Portfolio	$3,022,174	100.0%	$2,158,010	100.0%

	December 31, 2016	December 31, 2015
Weighted Average Pass-through Purchase Price	$108.64	$108.05
Weighted Average Structured Purchase Price	$15.39	$14.18
Weighted Average Pass-through Current Price	$107.14	$107.56
Weighted Average Structured Current Price	$15.49	$14.17
Effective Duration (1)	4.579	2.753

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 4.579 indicates that an interest rate increase of 1.0% would be expected to cause a 4.579% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2016.  An effective duration of 2.753 indicates that an interest rate increase of 1.0% would be expected to cause a 2.753% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2015. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2016 and 2015.

($ in thousands)
	2016			2015
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$3,090,522	109.09	2.40%	$2,621,132	107.96	2.46%
Structured RMBS	81,479	18.28	5.85%	65,899	14.82	3.54%

Borrowings

As of December 31, 2016, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 18 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest rates that are based on a spread to LIBOR.  During the fourth quarter of 2015 the Company, through its captive insurance subsidiary Orchid Island Casualty, LLC, became a member of the Federal Home Loan Bank (FHLB) of Cincinnati and received its first advance in December of 2015.  On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Administration (FHFA) issued a final ruling that, among other things, eliminated the ability of captive insurance subsidiaries such as Orchid Island Casualty, LLC from receiving advances from the FHLB of Cincinnati.  While the Company has repaid all of these advances and no longer has access to advances from the FHLB of Cincinnati, we believe our other established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2016, we had obligations outstanding under the repurchase agreements of approximately $2,793.7 million with a net weighted average borrowing cost of 1.00%. The remaining maturity of our outstanding repurchase agreements obligations ranged from 3 to 88 days, with a weighted average remaining maturity of 22 days.  Securing the repurchase agreement obligations as of December 31, 2016 are RMBS with an estimated fair value, including accrued interest, of approximately $2,970.9 million and a weighted average maturity of 324 months, and cash pledged to counterparties of approximately $10.8 million.  Through February 17, 2017, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2016 with maturities through May 1, 2017.

The table below presents information about our period end and average borrowing obligations for each quarter in 2016 and 2015.

(dollars in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
December 31, 2016	$2,793,705	$2,545,901	$247,804	9.73%
September 30, 2016	2,298,097	2,179,462	118,635	5.44%
June 30, 2016	2,060,827	2,000,158	60,669	3.03%
March 31, 2016	1,939,489	1,962,901	(23,412)	(1.19)%
December 31, 2015	1,986,313	1,964,806	21,507	1.09%
September 30, 2015	1,943,299	1,978,685	(35,386)	(1.79)%
June 30, 2015	2,014,071	1,736,781	277,290	15.97	%(1)
March 31, 2015	1,459,490	1,448,071	11,419	0.79%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2016, haircuts on our pledged collateral remained stable and as of December 31, 2016, our weighted average haircut was approximately 5.6% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$2,793,705	$-	$-	$-	$2,793,705
Interest expense on repurchase agreements(1)	3,435	-	-	-	3,435
Totals	$2,797,140	$-	$-	$-	$2,797,140

(1)	Interest expense on repurchase agreements is based on current interest rates as of December 31, 2016 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of December 31, 2016, we had cash and cash equivalents of $73.5 million.  We generated cash flows of $338.8 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $2,172.1 million during the year ended December 31, 2016.

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

On March 2, 2015, we entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  We issued a total of 7,218,766 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $93.2 million, net of commissions and fees, prior to its termination.

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through December 31, 2015, we repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share. We did not repurchase any shares of our common stock in 2016.

On July 29, 2016, we entered into a fourth equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The July 2016 Equity Distribution Agreement replaced the March 2015 Equity Distribution Agreement.  Through December 31, 2016, we had issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $108.2 million, net of commissions and fees.

Outlook

Interest Rates and the MBS Market

The markets and the outlook for the economy were dominated by a single event as Donald Trump won the U.S. Presidential election on November 8th. The markets reacted quickly and violently as the markets were caught by surprise, not only by the Trump victory, but by the Republican Party retaining control of both the House and Senate.  This opened the door for the market to anticipate a significant change in the direction of the economy, the regulatory landscape, fiscal policy and, by extension, monetary policy.  The markets now anticipate a strengthening in economic growth and inflation, spurred by looser fiscal policy, which may lead to more interest rate hikes than were anticipated before the election.  Interest rates in the U.S. increased significantly in the aftermath of the election as the yield on the 10 year US treasury rate increased by 61.8 bps from November 7th, the day before the election, to December 31, 2016.  Shorter term rates also increased as the yield on the 2 year U.S. treasury increased by 37 bps over the same period.  The Federal Reserve (the "Fed") increased the Federal Funds target rate by 25 bps at their meeting on December 14, 2016.  The rate increase by the Fed was the result of both the election outcome and incoming economic data, which generally was strong and above market expectations.

The mortgage market was not materially affected by the initial increase in rates after the election, but this performance did not hold up after the Fed announced the rate increase.  At the press conference following the announcement, the Fed Chairwoman was quite hawkish in her outlook for the economy and interest rates.  The Fed's December summary of economic projections, or SEP, reflected three more rate hikes in 2017.  The market has yet to price this many hikes into the Fed Funds futures market, but public comments by Fed officials since the December hike have not backed down from this forecast.  With the increase in market rates in the aftermath of the election, the Mortgage Bankers Association December 2016 survey rate for 30 year, fixed rate mortgages increased by approximately 62 bps points from the date of the election through the end of the year.  Prepayment speeds have reacted to higher rates. The January 2017 speed report released in early February revealed that speeds on all 30-year fixed rate mortgages had declined by approximately 31%.  The market expects these prepayment speeds to decline further in March, when the February 2017 report is issued.  The seasonal slowdown in refinancing and turnover activity has exacerbated the slowdown in prepayment speeds.

A potential development on the horizon for the mortgage market is the potential for the Fed to slow or stop their practice of reinvesting pay-downs on their MBS holdings.  Currently this practice represents a significant source of demand for Agency MBS and if the Fed were to decrease or eliminate these reinvestments altogether, this would likely have a negative impact on MBS prices.  A second potential development is the new administration's plans for the GSEs and their conservatorship (Fannie Mae and Freddie Mac).  The market is unclear what, if anything, might happen to the structure of both the GSEs themselves and the Agency MBS market. These developments have the potential to materially impact the MBS market and the Company's portfolio and financial performance.

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

The scope and nature of the actions the U.S. government will ultimately undertake are unknown and will continue to evolve.  Although the incoming administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  At this time, the direction and extent of policy change cannot be foreseen.

Effect on Us

Regulatory developments, movements in interest rates and prepayment rates affect us in many ways, including the following:

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

Summary

The outlook for the economy, interest rates and the Fed changed dramatically during the fourth quarter of 2016 as Donald Trump unexpectedly won the U.S. Presidential election.  The Republican Party retained both houses of Congress, which was also a surprise to the markets.  The markets reacted strongly to these developments and interest rates moved significantly higher.  The market expects the Fed to follow a more aggressive policy in removing accommodation from the economy, especially in light of the comments by the Fed Chair at the conclusion of the December meeting, a meeting at which the Fed increased the Fed Funds target rate by 25 bps. These developments adversely impacted the MBS market and the Company's book value per share, as the value of the Company's portfolio declined in value, net of the effect of hedges. However, with interest rates higher, prepayment rates on Agency MBS should slow.  The potential for even higher rates and funding levels could put downward pressure on the values of levered MBS portfolios such as the Company's, as well as the net interest income and earnings potential for the Company.  Slower prepayments will mitigate the impact on earnings.  As we move into the first quarter of 2017, the market is still awaiting what the Trump administration will bring for the economy and markets.  As developments unfold over the course of the year and beyond, the markets will continue to react, especially to the extent these developments are consistent with, or counter to, current market expectations.  At this point, there is no way of predicting this outcome.  Over the near term, the combination of higher rates and slower prepayment speeds should be supportive of the earnings power of the Company's portfolio. This could be offset by additional rate hikes by the Fed to the extent yields on the Company's assets do not rise in tandem.

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

Mortgage-Backed Securities

Our investments in Agency RMBS are accounted for under the fair value option. We acquire our Agency RMBS for the purpose of generating long-term returns, and not for the short-term investment of idle capital. Changes in the fair value of securities accounted for under the fair value option are reflected as part of our net income or loss in our consolidated statement of operations, as opposed to a component of other comprehensive income in our statement of stockholders' equity if they were instead reclassified as available-for-sale securities. We elected to account for all of our Agency RMBS under the fair value option in order to reflect changes in the fair value of our Agency RMBS in our consolidated statement of operations, which we believe more appropriately reflects the results of our operations for a particular reporting period. GAAP requires the use of a three-level valuation hierarchy to disclose the classification of fair value measurements used for determining the fair value of our Agency RMBS. These levels include:

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


First, our Manager obtains fair values from subscription-based independent pricing sources. These prices are used by both our Manager as well as many of our repurchase agreement counterparty on a daily basis to establish margin requirements for our borrowings.


Second, our Manager requests non-binding quotes from one to four broker-dealers for certain Agency RMBS in order to validate the values obtained by the pricing service. Our Manager requests these quotes from broker-dealers that actively trade and make markets in the respective asset class for which the quote is requested.

	Third, our Manager reviews the values obtained by the pricing source and the broker-dealers for consistency across similar assets.


Finally, if the data from the pricing services and broker-dealers is not homogenous or if the data obtained is inconsistent with our Manager's market observations, our Manager makes a judgment to determine which price appears the most consistent with observed prices from similar assets and selects that price. To the extent our Manager believes that none of the prices are consistent with observed prices for similar assets, which is typically the case for only an immaterial portion of our portfolio each quarter, our Manager may use a third price that is consistent with observed prices for identical or similar assets. In the case of assets that have quoted prices such as Agency RMBS backed by fixed-rate mortgages, our Manager generally uses the quoted or observed market price. For assets such as Agency RMBS backed by ARMs or structured Agency RMBS, our Manager may determine the price based on the yield or spread that is identical to an observed transaction or a similar asset for which a dealer mark or subscription-based price has been obtained.

Management believes its pricing methodology to be consistent with the definition of fair value described in FASB ASC 820, Fair Value Measurements.

Derivative Financial Instruments

We use derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and we may continue to do so in the future. The principal instruments that we have used to date are T-Note and Eurodollar futures contracts, interest rate swaps and interest rate swaptions, but we may enter into other derivatives in the future.

We purchase a portion of our Agency RMBS through forward settling transactions, including "to-be-announced" ("TBA") securities transactions.  At times when market conditions are conducive, we may choose to move the settlement of these TBA securities transactions out to a later date by entering into an offsetting short position, which is then net settled for cash, and simultaneously entering into a substantially similar TBA securities trade for a later settlement date.  Such a set of transactions is referred to as a TBA "dollar roll" transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the "price drop."  The price drop represents compensation to us for foregoing net interest margin and is referred to as TBA "dollar roll income."  Specified pools of mortgage loans can also be the subject of a dollar roll transaction, when market conditions allow.

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

Capital Expenditures

At December 31, 2016, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share data)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017(1)	0.280	9,245
Totals	$7.435	$116,686

(1)	The effect of the dividends declared during 2017 is not reflected in the Company's consolidated financial statements as of December 31, 2016.

Generally, our dividend distributions are characterized as ordinary income or nontaxable return of capital based on the relative amounts of our earnings and profits, as determined for federal income tax purposes, (taxable income, with certain prescribed adjustments) to total distributions applicable for a given tax year.

In determining total distributions, consideration is given to the spillover distribution provisions of section 857(b)(9) of the Code.  Under section 857(b)(9) of the Code, REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  In accordance with section 857(b)(9) of the Code, our December 2016 dividend of $0.14 paid in January 2017 is subject to tax in 2017.  The remaining 2016 dividend distributions of $1.54 are taxable in 2016.

The 2016 dividend distribution described above exceeded 2016 earnings and profits by $0.14, representing 9% of total 2016 distributions of $1.54.  This nondividend distribution is characterized as return of capital and has been allocated on a pro rata basis to each 2016 dividend distribution.  Nondividend distributions characterized as return of capital reduce the tax basis of related shares and are nontaxable to the recipient unless return of capital distributions in aggregate exceed tax basis, in which case the excess is reportable as capital gain.  The remaining 2016 common dividend distributions have been characterized as ordinary income of $1.33, or 87%, and qualified dividends of $0.07, or 4%.  All dividend distributions prior to 2016 were characterized as ordinary income.

Due to the complex nature of applicable tax rules, it is recommended that stockholders consult their tax advisors to ensure proper tax treatment of dividends received.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2016 and 2015, assuming rates instantaneously fall 100 bps, fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2016 and 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2016
-100 Basis Points	0.55%	4.96%
-50 Basis Points	0.55%	4.97%
+50 Basis Points	(0.95)%	(8.61)%
+100 Basis Points	(2.20)%	(19.98)%
As of December 31, 2015
-100 Basis Points	(0.03)%	(0.21)%
-50 Basis Points	0.20%	1.75%
+50 Basis Points	(0.72)%	(6.16)%
+100 Basis Points	(2.10)%	(17.90)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2016, we had unrestricted cash and cash equivalents of $73.5 million and unpledged securities of approximately $49.9 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Orchid Island Capital, Inc.
Vero Beach, Florida
We have audited the accompanying consolidated balance sheets of Orchid Island Capital, Inc. and subsidiary (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

West Palm Beach, Florida February 17, 2017	/s/ BDO USA, LLP Certified Public Accountants

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 and 2015
($ in thousands, except per share data)

	2016	2015
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$2,972,290	$2,095,574
Unpledged	49,884	62,436
Total mortgage-backed securities	3,022,174	2,158,010
Cash and cash equivalents	73,475	57,229
Restricted cash	20,950	12,730
Accrued interest receivable	11,512	8,490
Derivative assets, at fair value	10,365	669
Other assets	218	4,709
Total Assets	$3,138,694	$2,241,837

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,793,705	$1,798,813
FHLB advances	-	187,500
Dividends payable	4,616	-
Derivative liabilities, at fair value	1,982	-
Accrued interest payable	1,826	863
Due to affiliates	566	465
Other liabilities	3,220	941
Total Liabilities	2,805,915	1,988,582

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of December 31, 2016 and 2015	-	-
Common stock, $0.01 par value; 500,000,000 shares authorized, 32,962,919 and
21,749,490 shares issued and outstanding as of December 31, 2016 and 2015, respectively	330	217
Additional paid-in capital	332,449	253,038
Total Stockholders' Equity	332,779	253,255
Total Liabilities and Stockholders' Equity	$3,138,694	$2,241,837
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, 2015 and 2014
($ in thousands, except per share data)

	2016	2015	2014
Interest income	$87,127	$68,811	$31,804
Interest expense	(15,604)	(7,271)	(3,031)
Net interest income	71,523	61,540	28,773
Realized gains (losses) on mortgage-backed securities	3,071	(1,411)	2,791
Unrealized (losses) gains on mortgage-backed securities	(54,149)	(28,274)	11,368
Losses on derivative instruments	(9,387)	(22,890)	(13,925)
FHLB dividends	14	-	-
Net portfolio income	11,072	8,965	29,007

Expenses:
Management fees	4,188	3,978	2,013
Allocated overhead	1,300	1,064	390
Accrued incentive compensation	806	646	500
Directors' fees and liability insurance	1,007	983	569
Audit, legal and other professional fees	871	706	588
Direct REIT operating expenses	652	241	182
Other administrative	269	276	246
Total expenses	9,093	7,894	4,488

Net income	$1,979	$1,071	$24,519

Basic and diluted net income per share	$0.08	$0.05	$2.48

Weighted average shares outstanding - Basic and diluted	24,099,714	20,266,706	9,890,058
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014
($ in thousands, except per share data)

			(Accumulated
		Additional	Deficit )/
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balances, January 1, 2014	$33	$46,116	$(1,384)	$44,765
Net income	-	-	24,519	24,519
Cash dividends declared, $2.160 per share	-	-	(22,643)	(22,643)
Issuance of common stock pursuant to public offerings, net	134	171,161	-	171,295
Issuance of common stock pursuant to stock based
compensation plan	-	77	-	77
Amortization of stock based compensation	-	65	-	65
Balances, December 31, 2014	167	217,419	492	218,078
Net income	-	-	1,071	1,071
Cash dividends declared, $1.920 per share	-	(37,185)	(1,563)	(38,748)
Issuance of common stock pursuant to public offerings, net	62	83,213	-	83,275
Issuance of common stock pursuant to stock based
compensation plan	-	287	-	287
Amortization of stock based compensation	-	144	-	144
Shares repurchased and retired	(12)	(10,840)	-	(10,852)
Balances, December 31, 2015	217	253,038	-	253,255
Net income	-	-	1,979	1,979
Cash dividends declared, $1.680 per share	-	(39,409)	(1,979)	(41,388)
Issuance of common stock pursuant to public offerings, net	113	118,215	-	118,328
Issuance of common stock pursuant to stock based
compensation plan	-	301	-	301
Amortization of stock based compensation	-	304	-	304
Balances, December 31, 2016	$330	$332,449	$-	$332,779
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
($ in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,979	$1,071	$24,519
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	605	431	142
Realized and unrealized losses (gains) on mortgage-backed securities	51,078	29,685	(14,159)
Realized and unrealized (gains) losses on interest rate swaptions	(36)	1,648	4,439
Realized and unrealized gains on interest rate swaps	(9,499)	-	-
Realized and unrealized losses (gains) on forward settling to-be-announced securities	2,518	(386)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(3,022)	(2,279)	(4,652)
Other assets	80	(19)	(105)
Accrued interest payable	963	235	536
Other liabilities	2,279	184	678
Due to affiliates	101	135	248
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,046	30,705	11,646

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(3,172,001)	(2,687,031)	(2,192,282)
Sales	2,002,813	1,832,194	928,009
Principal repayments	254,607	215,658	80,486
Purchases of FHLB stock	-	(3,753)	-
Redemption of FHLB stock	3,750	-	-
Increase in restricted cash	(8,220)	(4,940)	(5,344)
(Payments on) proceeds from net settlement of to-be-announced securities	(1,401)	386	-
Purchase of interest rate swaptions, net of margin cash received	704	(2,464)	(4,292)
NET CASH USED IN INVESTING ACTIVITIES	(919,748)	(649,950)	(1,193,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	32,375,195	18,867,303	7,663,332
Principal payments on repurchase agreements	(31,380,303)	(18,505,141)	(6,545,239)
Proceeds from FHLB advances	-	187,500	-
Principal payments on FHLB advances	(187,500)	-	-
Cash dividends	(36,772)	(38,748)	(22,643)
Proceeds from issuance of common stock, net of issuance costs	118,328	83,275	171,295
Common stock repurchases	-	(10,852)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	888,948	583,337	1,266,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,246	(35,908)	84,968
CASH AND CASH EQUIVALENTS, beginning of the year	57,229	93,137	8,169
CASH AND CASH EQUIVALENTS, end of the year	$73,475	$57,229	$93,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,641	$7,036	$2,495
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc., ("Orchid" or the "Company"), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities ("RMBS").  From incorporation to February 20, 2013 Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. ("Bimini").  Orchid began operations on November 24, 2010 (the date of commencement of operations).  From incorporation through November 24, 2010, Orchid's only activity was the issuance of common stock to Bimini.

On February 20, 2013, Orchid completed the initial public offering ("IPO") of its common stock in which it sold approximately 2.4 million shares of its common stock and raised gross proceeds of $35.4 million, which were invested in RMBS that were issued and the principal and interest of which are guaranteed by a federally chartered corporation or agency ("Agency RMBS") on a leveraged basis. Orchid is an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").

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

On September 3, 2014, Orchid entered into a second equity distribution agreement (the "September 2014 Equity Distribution Agreement") with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $75,000,000 of shares of the Company's common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The September 2014 Equity Distribution Agreement replaced the June 2014 Equity Distribution Agreement. The Company issued a total of 5,087,646 shares under the September 2014 Equity Distribution Agreement for aggregate proceeds of approximately $69.1 million, net of commissions and fees, prior to its termination in March 2015.

On March 2, 2015, Orchid entered into a third equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company's common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  The Company issued a total of 7,218,766 shares under the March 2015 Equity Distribution Agreement for aggregate proceeds of approximately $93.2 million, net of commissions and fees, prior to its termination in July 2016.

On July 29, 2015 the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through December 31, 2015, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees. The Company did not repurchase any shares of its common stock during the year ended December 31, 2016.

On July 29, 2016, Orchid entered into a fourth equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The July 2016 Equity Distribution Agreement replaced the March 2015 Equity Distribution Agreement.  Through December 31, 2016, the Company issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $108.2 million, net of commissions and fees.

Basis of Presentation, Consolidation and Use of Estimates

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives.

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

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2016, the Company's cash deposits exceeded federally insured limits by approximately $72.7 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

FHLB Stock

The Company's wholly-owned subsidiary, Orchid Island Casualty, LLC, has been a member of, and owns capital stock in, the Federal Home Loan Bank of Cincinnati ("FHLBC"). As a condition of its membership in the FHLBC, the subsidiary was required to maintain a FHLBC stock investment, both for membership and for the level of advances from the FHLBC to the subsidiary. Per a ruling issued by the Federal Home Finance Agency (the "FHFA") on January 12, 2016, the Company's wholly-owned subsidiary will no longer be eligible for membership in the FHLBC effective February 19, 2017. The Company dissolved the subsidiary after its application to do so was approved by the Tennessee Department of Commerce and Insurance.  The Company has also notified the FHLBC of its desire to withdraw from the FHLBC is awaiting the liquidation of its membership stock investment.  The Company accounts for its investment in FHLBC stock as a cost method investment in "Other assets". The Company periodically evaluated FHLBC stock for impairment in accordance with ASC 320. See Note 3 for more information about the subsidiary's membership in the FHLBC.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due to affiliates, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying values as of December 31, 2016 and December 31, 2015 due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company currently presents net changes in restricted cash as a component of investing activities; therefore, the application of this ASU will represent a change in the Company's consolidated cash flow presentation.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss ("CECL") model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019.  Early application is permitted for fiscal periods beginning after December 15, 2018.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of December 31, 2016 and 2015:

(in thousands)
	December 31, 2016	December 31, 2015
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$45,459	$52,238
Adjustable-rate Mortgages	2,062	2,976
Fixed-rate Mortgages	2,826,694	2,000,623
Total Pass-Through Certificates	2,874,215	2,055,837
Structured RMBS Certificates:
Interest-Only Securities	69,726	61,574
Inverse Interest-Only Securities	78,233	40,599
Total Structured RMBS Certificates	147,959	102,173
Total	$3,022,174	$2,158,010

The following table summarizes the Company's RMBS portfolio as of December 31, 2016 and 2015, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31, 2016	December 31, 2015
Greater than one year and less than five years	$157	$-
Greater than five years and less than ten years	277	835
Greater than or equal to ten years	3,021,740	2,157,175
Total	$3,022,174	$2,158,010

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions and a secured borrowing facility with the FHLBC. Interest rates on the borrowings are generally based on London Interbank Offered Rate ("LIBOR') plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2016, the Company had met all margin call requirements.

Repurchase Agreements

As of December 31, 2016 and 2015, the Company had outstanding repurchase obligations of approximately $2,793.7 million with a net weighted average borrowing rate of 1.00%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $2,970.9 million, and cash pledged to the counterparties of approximately $10.8 million.  As of December 31, 2015, the Company had outstanding repurchase obligations of approximately $1,798.8 million with a net weighted average borrowing rate of 0.64%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $1,909.3 million, and cash pledged to the counterparties of approximately $4.0 million.

As of December 31, 2016 and 2015, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2016
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,284,815	$686,065	$-	$2,970,880
Repurchase agreement liabilities associated with
these securities	$-	$2,154,766	$638,939	$-	$2,793,705
Net weighted average borrowing rate	-	1.01%	0.96%	-	1.00%
December 31, 2015
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,894,491	$14,801	$-	$1,909,292
Repurchase agreement liabilities associated with
these securities	$-	$1,789,338	$9,475	$-	$1,798,813
Net weighted average borrowing rate	-	0.64%	1.19%	-	0.64%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2016, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $182.7 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at December 31, 2016 and 2015.

FHLB Advances

In December 2015, our wholly-owned subsidiary, Orchid Island Casualty, LLC, was accepted for membership in the FHLBC.  As of December 31, 2015, our subsidiary had approximately $187.5 million of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.42%. These advances were secured by RMBS with a fair value, including accrued interest, of approximately $192.2 million as of December 31, 2015. This agreement also required our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of December 31, 2015, our subsidiary held FHLBC stock with a cost basis of approximately $3.8 million, which is included in other assets in our consolidated balance sheets.

On January 12, 2016, the regulator of the FHLB system, the FHFA, released a final rule that amended regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, our subsidiary was required to terminate its membership, redeem existing FHLBC stock, and repay its existing advances within one year following the effective date of the final rule. In addition, our subsidiary was prohibited from obtaining new advances or renewing existing advances upon their maturity during the one year transition period. The final rule became effective on February 19, 2016. During the year ended December 31, 2016, all of our subsidiary's outstanding advances, including accrued interest, were refinanced through repurchase agreements. During the year ended December 31, 2016, the Company redeemed all of its activity-based FHLBC stock but, as of December 31, 2016, still held stock with a carrying value of $2,500, the minimum amount required to retain membership. Subsequent to December 31, 2016, the dissolution of Orchid Island Casualty, LLC was approved by the Tennessee Department of Commerce and Insurance and the entity has been liquidated.  The Company has notified the FHLBC of its desire to withdraw and is awaiting the liquidation of its membership stock investment.

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

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of December 31, 2016 and 2015.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	2016	2015
Assets
Interest rate swaps	Derivative assets, at fair value	$10,302	$-
Receiver swaptions	Derivative assets, at fair value	-	669
TBA securities	Derivative assets, at fair value	63	-
Total derivative assets, at fair value		$10,365	$669

Liability
Interest rate swaps	Derivative liabilities, at fair value	$802	$-
TBA securities	Derivative liabilities, at fair value	1,180	-
Total derivative liabilities, at fair value		$1,982	$-

Margin Balances Posted to Counterparties
Futures contracts	Restricted cash	$9,419	$8,483
TBA securities	Restricted cash	446	-
Total margin balances on derivative contracts		$9,865	$8,483

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at December 31, 2016 and 2015.

($ in thousands)
	December 31, 2016
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2017	$600,000	1.48%	1.28%	$(1,206)
2018	600,000	1.81%	1.82%	76
2019	675,000	2.00%	2.21%	1,429
2020	700,000	2.65%	2.45%	(1,394)
Total / Weighted Average	$643,750	2.01%	1.97%	$(1,095)

Treasury Note Futures Contracts (Short Position)(2)
March 2017 10 year T-Note futures
(Mar 2017 - Mar 2027 Hedge Period)	$465,000	2.27%	2.24%	$(3,134)

($ in thousands)
	December 31, 2015
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2016	$900,000	1.51%	0.98%	$(4,718)
2017	900,000	2.31%	1.59%	(6,550)
2018	900,000	2.77%	1.99%	(7,060)
2019	900,000	2.56%	2.17%	(865)
Total / Weighted Average	$900,000	2.23%	1.57%	$(19,193)

Treasury Note Futures Contracts (Short Position)(2)
December 2015 10 year T-Note futures
(Dec 2015 - Dec 2025 Hedge Period)	$185,000	1.99%	1.95%	$1,091

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $124.28 at December 31, 2016 and $125.91 at December 31, 2015.  The nominal value of the short positions was $577.9 million was $232.9 million at December 31, 2016 and December 31, 2015, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on LIBOR ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at December 31, 2016.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
Expiration	Amount	Rate	Rate	Value	(Years)
> 3 to ≤ 5 years	$700,000	1.20%	0.91%	$9,500	3.4

The table below presents information related to the Company's interest rate swaption positions at December 31, 2015.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
December 31, 2015 - Receiver Swaptions
≤ 1 year	$1,100	$669	4.2	$100,000	1.77%	3 Month	5.0

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2016.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
30-Year TBA securities:
3.0%	$(100,000)	$(99,406)	$(99,344)	$62
4.0%	(100,000)	(103,898)	(105,078)	(1,180)
	$(200,000)	$(203,304)	$(204,422)	$(1,118)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

(in thousands)
	2016	2015	2014
Eurodollar futures contracts (short positions)	$(12,808)	$(17,741)	$(9,558)
T-Note futures contract (short position)	(3,600)	(3,887)	72
Interest rate swaps	9,503	-	-
Receiver swaptions	36	(431)	-
Payer swaptions	-	(1,217)	(4,439)
Net TBA securities	(2,518)	386	-
	$(9,387)	$(22,890)	$(13,925)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under repurchase agreements, prime brokerage clearing accounts, FHLB advances, derivative agreements and insurance capital by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2016 and December 31, 2015.

(in thousands)
	December 31, 2016
	Repurchase	Clearing	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Margin	Agreements	Capital(1)	Total
PT RMBS - fair value	$2,854,062	$-	$-	$1,065	$2,855,127
Structured RMBS - fair value	106,195	10,968	-	-	117,163
Accrued interest on pledged securities	10,623	266	-	4	10,893
Restricted cash	10,835	-	9,865	250	20,950
Total	$2,981,715	$11,234	$9,865	$1,319	$3,004,133

(in thousands)
	December 31, 2015
	Repurchase	FHLB	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Advances	Agreements	Capital(1)	Total
PT RMBS - fair value	$1,833,020	$191,550	$-	$1,752	$2,026,322
Structured RMBS - fair value	69,252	-	-	-	69,252
Accrued interest on pledged securities	7,019	645	-	6	7,670
Restricted cash	3,997	-	8,483	250	12,730
Total	$1,913,288	$192,195	$8,483	$2,008	$2,115,974

(1)	Orchid Island Casualty, Inc. is required to maintain sufficient capital in the form of cash and securities to protect it against losses.

Assets Pledged from Counterparties

The table below summarizes assets pledged to us from counterparties under repurchase agreements as of December 31, 2016 and December 31, 2015.

(in thousands)
Assets Pledged to Orchid	December 31, 2016	December 31, 2015
PT RMBS - fair value	$-	$167
U.S. Treasury securities - fair value	3,438	723
Cash	1,029	1,421
Total	$4,467	$2,311

PT RMBS and U.S. Treasury securities received as margin under repurchase agreements are not recorded in the consolidated balance sheets because the counterparty retains ownership of the security. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2016 and 2015.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2016
Interest rate swaps	$10,302	$-	$10,302	$-	$-	$10,302
TBA securities	63	-	63	-	(63)	-
	$10,365	$-	$10,365	$-	$(63)	$10,302
December 31, 2015
Derivative assets - Receiver swaptions	$669	$-	$669	$-	$-	$669

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2016
Repurchase Agreements	$2,793,705	$-	$2,793,705	$(2,782,870)	$(10,835)	$-
Interest rate swaps	802	-	802	-	(802)	-
TBA securities	1,180	-	1,180	-	(848)	332
	$2,795,687	$-	$2,795,687	$(2,782,870)	$(12,485)	$332
December 31, 2015
Repurchase Agreements	$1,798,813	$-	$1,798,813	$(1,794,816)	$(3,997)	$-

The amounts disclosed for collateral received by or posted to the same counterparty up to and not exceeding the net amount of the asset or liability presented in the consolidated balance sheet.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented. See Note 5 for a discussion of collateral posted or received against or for repurchase obligations and derivative instruments.

NOTE 7.  CAPITAL STOCK

The Company has the authority to issue 600,000,000 shares of capital stock, of which (i) 500,000,000 shares are designated as common stock and (ii) 100,000,000 shares are designated as preferred stock, each with a par value of $0.01 per share. Holders of shares of the common stock generally have no preference, conversion, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any securities of the Company. Subject to the provisions of our charter regarding restrictions on ownership and transfer of our stock, all holders of shares of the common stock will have equal liquidation and other rights.

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

Because the Company's Board of Directors believes it is at present essential for us to qualify as a REIT, our charter provides that, subject to certain exceptions, no person or entity may beneficially or constructively own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, or the ownership limit.

The Company's charter also prohibits any person from (i) beneficially or constructively owning or transferring shares of the Company's capital stock if such ownership or transfer would result in the Company being "closely held" under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or otherwise cause the Company  to fail to qualify as a REIT and (ii) transferring shares of the Company's capital stock if such transfer would result in the Company's capital stock being beneficially owned by fewer than 100 persons (determined under the principles of Section 856(a)(5) of the Code). Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of the Company's stock that will or may violate any of the foregoing restrictions on transfer and ownership, or who is the intended transferee of shares of the Company's stock which are transferred to the trust (as described below), will be required to give written notice immediately to the Company or in the case of a proposed or attempted transaction, to give at least 15 days' prior written notice, and provide the Company with such other information as the Company may request in order to determine the effect, if any, of such transfer on the Company's status as a REIT. The foregoing restrictions on transfer and ownership will not apply if the Company's Board of Directors determines that it is no longer in the Company's best interests to attempt to qualify, or to continue to qualify, as a REIT, or that compliance with the restrictions on transfer and ownership is no longer required for the Company to qualify as a REIT.

The Company's Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person from certain of the limits described above and may establish or increase an exempted holder limit for such person. The person seeking an exemption must provide to the Board of Directors any such representations, covenants and undertakings as the Board of Directors may deem appropriate in order to conclude that granting the exemption and/or establishing or increasing an excepted holder limit, as the case may be, will not cause the Company to fail to qualify as a REIT. The Company's Board of Directors may also require a ruling from the IRS or an opinion of counsel in order to determine that granting the exemption will not cause the Company to lose its qualification as a REIT. In connection with granting a waiver of the ownership limit or creating an excepted holder limit or at any other time, the Company's Board of Directors may from time to time increase or decrease the ownership limit, subject to certain restrictions.

Common Stock Issuances

During 2016 and 2015, the Company completed the following public offerings of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2016
At the Market Offering Program(3)	Second Quarter	$10.48	646,753	$6,591
At the Market Offering Program(3)	Third Quarter	10.80	3,818,802	$40,525
At the Market Offering Program(3)	Fourth Quarter	10.79	6,707,101	71,212
			11,172,656	$118,328
2015
At the Market Offering Program(3)	First Quarter	$13.66	1,210,487	$16,175
At the Market Offering Program(3)	Second Quarter	13.65	5,024,530	67,100
			6,235,017	$83,275

(1)	Weighted average price received per share is gross of underwriters' discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.
(3)
The Company has entered into four equity distribution agreements, three of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company's common stock in at the market and privately negotiated transactions from time to time.  As of December 31, 2016, shares with a value of $15.0 million remain available for issuance under the July 2016 Equity Distribution Agreement.

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

From the inception of the share repurchase program through December 31, 2016, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share. No shares were repurchased during the year ended December 31, 2016.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock.

(in thousands, except per share data)
Year	Per Share Amount	Total
2014	$2.16	$22,643
2015	1.92	38,748
2016	1.68	41,388
2017(1)	0.28	9,245

(1)	The effect of the dividends declared during 2017 is not reflected in the Company's consolidated financial statements as of December 31, 2016.

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

The table below presents information related to the Company's restricted common stock at December 31, 2016 and 2015.

($ in thousands, except per share data)
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	16,000	$12.23	24,000	$12.23
Vested and issued	(8,000)	12.23	(8,000)	12.23
Unvested, end of period	8,000	$12.23	16,000	$12.23

Compensation expense during period		$98		$98
Unrecognized compensation expense, end of period		$33		$130
Intrinsic value, end of period		$87		$159
Weighted-average remaining vesting term (in years)		0.3		1.3

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the years ended December 31, 2016 and 2015.

($ in thousands, except per share data)
	2016	2015
Fully vested shares granted(1)	40,571	30,535
Weighted average grant date price	$10.08	$12.67
Compensation expense related to fully vested common share awards(2)	$409	$387

(1)
The table above includes 33,019 shares of fully vested shares which were granted in January and March 2016 with respect to service performed during 2015 and 21,715 shares of fully vested shares which were granted in January 2015 with respect to service performed during 2014.

(2)
Approximately $330,000 of compensation expense related to the 2016 share awards were accrued and recognized in 2015.  Approximately $288,000 of the compensation expense related to the 2015 share awards were accrued and recognized in 2014.

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

The following table presents information related to Performance Units outstanding for the year ended December 31, 2016.

($ in thousands, except per share data)
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	7,508	$13.32	-	$-
Granted	41,500	10.00	7,508	13.32
Forfeited	(700)	10.00	-	-
Vested and issued	(3,003)	13.32	-	-
Unvested, end of period	45,305	$10.33	7,508	$13.32

Compensation expense during the period		$206		$46
Intrinsic value, at period end		$491		$75
Unrecognized compensation expense, at period end		$256		$54
Weighted average remaining vesting term (in years), at period end		1.3		1.4

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2016.

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

REIT taxable income (loss) is computed in accordance with the Code, which is different than the Company's financial statement net income (loss) computed in accordance with GAAP. Book to tax differences primarily relate to the recognition of interest income on RMBS, unrealized gains and losses on RMBS, and the amortization of losses on derivative instruments that are treated as hedges for tax purposes.

Generally, the Company's dividend distributions are characterized as ordinary income or nontaxable return of capital based on the relative amounts of its earnings and profits (taxable income, with certain prescribed adjustments) to total distributions applicable for a given tax year.

In determining total distributions, consideration is given to the spillover distribution provisions of section 857(b)(9) of the Code.  Under section 857(b)(9), of the Code, REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  In accordance with section 857(b)(9) of the Code, the Company's December 2016 dividend of $0.14 paid in January 2017 is subject to tax in 2017.  The remaining 2016 dividend distributions of $1.54 are taxable in 2016.

The 2016 dividend distribution described above exceeded 2016 earnings and profits by $0.14, representing 9% of total 2016 distributions of $1.54.  This nondividend distribution is characterized as return of capital and has been allocated on a pro rata basis to each 2016 dividend distribution.  Nondividend distributions characterized as return of capital reduce the tax basis of related shares and are nontaxable to the recipient unless return of capital distributions in aggregate exceed tax basis, in which case the excess is reportable as capital gain.  The remaining 2016 common dividend distributions have been characterized as ordinary income of $1.33, or 87%, and qualified dividends of $0.07, or 4%.  All dividend distributions prior to 2016 were characterized as ordinary income.

As of December 31, 2016, we had distributed all of our estimated REIT taxable income through fiscal year 2016. Accordingly, no income tax provision was recorded for 2016 and 2015.

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the years ended December 31, 2016 and 2015. The basic and diluted per share computations include these unvested shares of restricted common stock and Performance Units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2016, 2015 and 2014.

(in thousands, except per-share information)
	2016	2015	2014
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income - Basic and diluted	$1,979	$1,071	$24,519
Weighted average common shares:
Common stock outstanding at the balance sheet date	32,963	21,749	16,700
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	53	24	24
Effect of weighting	(8,916)	(1,506)	(6,834)
Weighted average shares-basic and diluted	24,100	20,267	9,890
Income per common share:
Basic and diluted	$0.08	$0.05	$2.48

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

The Company's RMBS and interest rate swaptions are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in RMBS and interest rate swaptions determined by either an independent third-party or do so internally.

FHLBC stock of approximately $3.8 million at December 31, 2015, is excluded from the table below as the Company accounts for its investment in FHLBC stock as a cost method investment.

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the years ended December 31, 2016, 2015 and 2014. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2016 and 2015:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Mortgage-backed securities	$3,022,174	$-	$3,022,174	$-
Margin posted on derivative agreements	9,865	9,865	-	-
Interest rate swaps	9,500	-	9,500	-
TBA securities	(1,117)	-	(1,117)	-
December 31, 2015
Mortgage-backed securities	$2,158,010	$-	$2,158,010	$-
Margin posted on derivative agreements	8,483	8,483	-	-
Receiver swaptions	669	-	669	-

During the years ended December 31, 2016, 2015 and 2014, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $5.5 million, $5.0 million and $2.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the net amount due to affiliates was approximately $0.6 million and $0.5 million, respectively.

Other Relationships with Bimini

John B. Van Heuvelen, one of our independent directors, owns shares of common stock of Bimini. Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, at December 31, 2016, Bimini owned 1,395,036 shares, or 4.2% of the Company's common stock.

NOTE 14.   QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2016 and 2015.

(in thousands, except per share information)
	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Interest income	$20,466	$19,235	$22,358	$25,068
Interest expense	(3,319)	(3,330)	(3,979)	(4,976)
Net interest income	17,147	15,905	18,379	20,092
(Losses) gains	(19,558)	(7,308)	4,418	(38,003)
Net portfolio (loss) income	(2,411)	8,597	22,797	(17,911)

Expenses:
Management fees and overhead expenses	1,269	1,274	1,388	1,557
Other expenses	911	860	883	951
Total expenses	2,180	2,134	2,271	2,508

Net (loss) income	$(4,591)	$6,463	$20,526	$(20,419)

Basic and diluted net (loss) income per share	$(0.21)	0.29	$0.85	$(0.72)

Weighted Average Shares Outstanding	21,756	21,921	24,133	28,494

Dividends declared per share	$0.42	$0.42	$0.42	$0.42

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Interest income	$14,614	$16,753	$18,352	$19,092
Interest expense	(1,296)	(1,567)	(2,037)	(2,371)
Net interest income	13,318	15,186	16,315	16,721
Losses	(6,063)	(16,017)	(23,682)	(6,813)
Net portfolio income (loss)	7,255	(831)	(7,367)	9,908

Expenses:
Management fees and overhead expenses	1,095	1,288	1,321	1,338
Other expenses	651	713	729	759
Total expenses	1,746	2,001	2,050	2,097

Net income (loss)	$5,509	$(2,832)	$(9,417)	$7,811

Basic and diluted net income (loss) per share	$0.54	$(0.14)	$(0.42)	$0.36

Weighted Average Shares Outstanding	$16,847	$19,752	$22,545	$21,771

Dividends declared per share	$0.54	$0.54	$0.42	$0.42

Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year.  The sum of the four quarters' EPS may not equal the full year EPS.

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

Management's Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company's management used criteria set forth Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management's assessment, the Company's management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2017 Annual Meeting of Stockholders (the "Proxy Statement"), which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2016.

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
1.1
Equity Distribution Agreement, dated July 29, 2016, by and between the Company, Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and MUFG Securities Americas Inc. (filed as Exhibit 1.1 to Form 8-K filed on July 29, 2016 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.4
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.6
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.7
Performance Unit Award Agreement by Orchid Island Capital, Inc. to G. Hunter Haas, IV dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.8	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
10.9	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)*
21.1	Subsidiaries of the Company**
23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

* Represents a management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.
**** Submitted electronically herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: February 17, 2017	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 17, 2017	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 17, 2017
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ G. Hunter Haas, IV	Chief Financial Officer, Chief	February 17, 2017
G. Hunter Haas, IV	Investment Officer, and Director
(Principal Financial Officer)

/s/ Jerry Sintes	Treasurer	February 17, 2017
Jerry Sintes	(Principal Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 17, 2017
W Coleman Bitting

/s/ John B Van Heuvelen	Independent Director	February 17, 2017
John B. Van Heuvelen

/s/ Frank P. Filipps	Independent Director	February 17, 2017
Frank P. Filipps

/s/ Ava L. Parker	Independent Director	February 17, 2017
Ava L. Parker

INDEX TO EXHIBITS

Exhibit No.	Description
1.1
Equity Distribution Agreement, dated July 29, 2016, by and between the Company, Bimini Advisors, LLC, Ladenburg Thalmann & Co. Inc. and MUFG Securities Americas Inc. (filed as Exhibit 1.1 to Form 8-K filed on July 29, 2016 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Form of Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC (filed as Exhibit 10.1 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.2
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.3
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.4
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company's Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.6
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.7
Performance Unit Award Agreement by Orchid Island Capital, Inc. to G. Hunter Haas, IV dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.8	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
10.9	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)*
21.1	Subsidiaries of the Company**
23.1	Consent of BDO USA, LLP**

31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

* Represents a management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.
**** Submitted electronically herewith.