Form 10-Q
period 2017-03-31
Orchid Island Capital, Inc.
filed 2017-04-28
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Number of shares outstanding at April 28, 2017: 34,877,414

ORCHID ISLAND CAPITAL, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,231,805	$2,972,290
Unpledged	30,212	49,884
Total mortgage-backed securities	3,262,017	3,022,174
Cash and cash equivalents	95,063	73,475
Restricted cash	17,660	20,950
Accrued interest receivable	13,188	11,512
Derivative assets, at fair value	12,430	10,365
Other assets	750	218
Total Assets	$3,401,108	$3,138,694

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,050,608	$2,793,705
Dividends payable	4,799	4,616
Derivative liabilities, at fair value	3,633	1,982
Accrued interest payable	1,990	1,826
Due to affiliates	828	566
Other liabilities	5,038	3,220
Total Liabilities	3,066,896	2,805,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 34,270,126 shares issued and outstanding as of March 31, 2017 and 32,962,919 shares issued
and outstanding as of December 31, 2016	343	330
Additional paid-in capital	333,869	332,449
Retained earnings (accumulated deficit)	-	-
Total Stockholders' Equity	334,212	332,779
Total Liabilities and Stockholders' Equity	$3,401,108	$3,138,694
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2017 and 2016
($ in thousands, except per share data)

	2017	2016
Interest income	$32,311	$20,466
Interest expense	(6,715)	(3,319)
Net interest income	25,596	17,147
Realized (losses) gains on mortgage-backed securities	(1,350)	4,242
Unrealized (losses) gains on mortgage-backed securities	(14,958)	3,787
Losses on derivative instruments	(4,419)	(27,590)
FHLB stock dividends	-	3
Net portfolio income (loss)	4,869	(2,411)

Expenses:
Management fees	1,302	971
Allocated overhead	368	298
Accrued incentive compensation	12	171
Directors' fees and liability insurance	276	282
Audit, legal and other professional fees	170	247
Direct REIT operating expenses	231	139
Other administrative	61	72
Total expenses	2,420	2,180

Net income (loss)	$2,449	$(4,591)

Basic and diluted net income (loss) per share	$0.07	$(0.21)

Weighted average shares outstanding - Basic and diluted	33,069,064	21,756,065

Dividends declared per common share	$0.42	$0.42
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2017
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2017	$330	$332,449	$-	$332,779
Net income	-	-	2,449	2,449
Cash dividends declared, $0.42 per share	-	(11,603)	(2,449)	(14,052)
Issuance of common stock pursuant to public offerings, net	13	12,780	-	12,793
Issuance of common stock pursuant to stock based
compensation plan	-	156	-	156
Amortization of stock based compensation	-	87	-	87
Balances, March 31, 2017	$343	$333,869	$-	$334,212
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2017 and 2016
($ in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,449	$(4,591)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	243	268
Realized and unrealized losses (gains) on mortgage-backed securities	16,308	(8,029)
Realized and unrealized losses (gains) on interest rate swaptions	-	(36)
Realized and unrealized (gains) losses on interest rate swaps	(1,534)	21
Realized losses on forward settling to-be-announced securities	-	1,125
Changes in operating assets and liabilities:
Accrued interest receivable	(1,676)	184
Other assets	(417)	(350)
Accrued interest payable	164	32
Other liabilities	1,819	(498)
Due to (from) affiliates	262	(26)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,618	(11,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,737,240)	(715,281)
Sales	1,407,673	741,114
Principal repayments	73,298	51,909
Redemption of FHLB stock	3	3,750
Proceeds from (payments on) net settlement of to-be-announced securities	1,119	(942)
Purchase of interest rate swaptions, net of margin cash received	-	705
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(255,147)	81,255

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	11,947,907	6,234,852
Principal payments on repurchase agreements	(11,691,004)	(6,094,176)
Principal payments on FHLB advances	-	(187,500)
Cash dividends	(13,869)	(9,154)
Proceeds from issuance of common stock, net of issuance costs	12,793	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	255,827	(55,978)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,298	13,377
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	94,425	69,959
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$112,723	$83,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,551	$3,288

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$-	$21,486
Securities sold settled in later period	-	132,174
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2017

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

On July 29, 2016, Orchid entered into an equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The Company issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination in February 2017.

On February 23, 2017, Orchid entered into another equity distribution agreement (the "February 2017 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The February 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. Through March 31, 2017, the Company issued a total of 1,286,196 shares under the February 2017 Equity Distribution Agreement for aggregate proceeds of approximately $12.8 million, net of commissions and fees. After March 31, 2017, the Company issued an additional 594,784 shares under the February 2017 Equity Distribution Agreement for aggregate proceeds of approximately $5.9 million, net of commissions and fees. As of March 31, 2017, shares with a value of $112.0 million remain available for issuance under the February 2017 Equity Distribution Plan.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

(in thousands)
	March 31, 2017	December 31, 2016
Cash and cash equivalents	$95,063	$73,475
Restricted cash	17,660	20,950
Total cash, cash equivalents and restricted cash	$112,723	$94,425

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2017, the Company's cash deposits exceeded federally insured limits by approximately $94.5 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note ("T-Note") and Eurodollar futures contracts, interest rate swaps, and options to enter in interest rate swaps ("interest rate swaptions"), but may enter into other derivatives in the future.

The Company purchases a portion of its Agency RMBS through forward settling transactions, including "to-be-announced" ("TBA") securities transactions.  At times when market conditions are conducive, the Company may choose to move the settlement of these TBA securities transactions out to a later date by entering into an offsetting short position, which is then net settled for cash, and simultaneously entering into a substantially similar TBA securities trade for a later settlement date.  Such a set of transactions is referred to as a TBA "dollar roll" transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the "price drop."  The price drop represents compensation to the Company for foregoing net interest margin and is referred to as TBA "dollar roll income."  Specified pools of mortgage loans can also be the subject of a TBA dollar roll transaction, when market conditions allow.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of March 31, 2017 and December 31, 2016 due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company adopted the ASU beginning with the first quarter of 2017. The prior period consolidated statement of cash flows has been retrospectively adjusted to conform to this presentation.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019.  Early application is permitted for fiscal periods beginning after December 15, 2018.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of March 31, 2017 and December 31, 2016:

(in thousands)
	March 31, 2017	December 31, 2016
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$43,756	$45,459
Adjustable-rate Mortgages	1,947	2,062
Fixed-rate Mortgages	3,061,957	2,826,694
Total Pass-Through Certificates	3,107,660	2,874,215
Structured RMBS Certificates:
Interest-Only Securities	107,214	69,726
Inverse Interest-Only Securities	47,143	78,233
Total Structured RMBS Certificates	154,357	147,959
Total	$3,262,017	$3,022,174

The following table summarizes the Company's RMBS portfolio as of March 31, 2017 and December 31, 2016, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2017	December 31, 2016
Greater than one year and less than five years	$113	$157
Greater than five years and less than ten years	234	277
Greater than or equal to ten years	3,261,670	3,021,740
Total	$3,262,017	$3,022,174

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2017, the Company had met all margin call requirements.

Repurchase Agreements

As of March 31, 2017, the Company had outstanding repurchase obligations of approximately $3,050.6 million with a net weighted average borrowing rate of 1.01%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,244.3 million, and cash pledged to the counterparties of approximately $4.4 million.  As of December 31, 2016, the Company had outstanding repurchase obligations of approximately $2,793.7 million with a net weighted average borrowing rate of 1.00%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $2,970.9 million, and cash pledged to the counterparties of approximately $10.8 million.

As of March 31, 2017 and 2016, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31
	(1 DAY OR	AND	AND
	LESS)	30 DAYS	90 DAYS	TOTAL
March 31, 2017
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,499,265	$745,018	$3,244,283
Repurchase agreement liabilities associated with
these securities	$-	$2,346,488	$704,120	$3,050,608
Net weighted average borrowing rate	-	1.00%	1.04%	1.01%
December 31, 2016
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,284,815	$686,065	$2,970,880
Repurchase agreement liabilities associated with
these securities	$-	$2,154,766	$638,939	$2,793,705
Net weighted average borrowing rate	-	1.01%	0.96%	1.00%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2017, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $193.0 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at March 31, 2017 and December 31, 2016.

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

In addition, the Company utilizes TBA securities as a means of investing in and financing Agency RMBS or as a means of reducing its exposure to Agency RMBS, and also a hedge for tax purposes. The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception and throughout the term of the TBA securities that it will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade.

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2017 and December 31, 2016.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2017	December 31, 2016
Assets
Interest rate swaps	Derivative assets, at fair value	$12,430	$10,302
TBA securities	Derivative assets, at fair value	-	63
Total derivative assets, at fair value		$12,430	$10,365

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$1,397	$802
TBA securities	Derivative liabilities, at fair value	2,236	1,180
Total derivative liabilities, at fair value		$3,633	$1,982

Margin Balances Posted to Counterparties
Futures contracts	Restricted cash	$12,001	$9,419
TBA securities	Restricted cash	1,219	446
Total margin balances on derivative contracts		$13,220	$9,865

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at March 31, 2017 and December 31, 2016.

($ in thousands)
	March 31, 2017
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2017	$866,667	1.53%	1.44%	$(556)
2018	1,000,000	1.84%	1.83%	(91)
2019	1,000,000	2.09%	2.20%	1,050
2020	925,000	2.62%	2.43%	(1,767)
Total / Weighted Average	$953,333	2.06%	2.02%	$(1,364)

Treasury Note Futures Contracts (Short Position)(2)
June 2017 10 year T-Note futures
(Jun 2017 - Jun 2027 Hedge Period)	$465,000	2.22%	2.20%	$(2,347)

($ in thousands)
	December 31, 2016
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2017	$600,000	1.48%	1.28%	$(1,206)
2018	600,000	1.81%	1.82%	76
2019	675,000	2.00%	2.21%	1,429
2020	700,000	2.65%	2.45%	(1,394)
Total / Weighted Average	$643,750	2.01%	1.97%	$(1,095)

Treasury Note Futures Contracts (Short Position)(2)
March 2017 10 year T-Note futures
(Mar 2017 - Mar 2027 Hedge Period)	$465,000	2.27%	2.24%	$(3,134)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $124.56 at March 31, 2017 and $124.28 at December 31, 2016.  The notional contract values of the short positions was $579.2 million and $577.9 million at March 31, 2017 and December 31, 2016, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate ("LIBOR") ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at March 31, 2017 and December 31, 2016.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
March 31, 2017
Expiration > 1 to ≤ 3 years	$600,000	1.05%	1.04%	$12,430	2.9
Expiration > 3 to ≤ 5 years	200,000	2.14%	1.15%	(1,397)	4.9
	$800,000	1.32%	1.07%	$11,033	3.4
December 31, 2016
Expiration > 3 to ≤ 5 years	$700,000	1.20%	0.91%	$9,500	3.4

The following table summarizes our contracts to purchase and sell TBA securities as of March 31, 2017 and December 31, 2016.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2017
30-Year TBA securities:
3.0%	$(150,000)	$(147,406)	$(148,781)	$(1,375)
4.5%	(297,000)	(317,199)	(318,060)	(861)
	$(447,000)	$(464,605)	$(466,841)	$(2,236)
December 31, 2016
30-Year TBA securities:
3.0%	$(100,000)	$(99,406)	$(99,344)	$62
4.0%	(100,000)	(103,898)	(105,078)	(1,180)
	$(200,000)	$(203,304)	$(204,422)	$(1,118)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2017 and 2016.

(in thousands)
	2017	2016
Eurodollar futures contracts (short positions)	$(571)	$(17,505)
T-Note futures contracts (short position)	(3,851)	(8,975)
Interest rate swaps	3	(21)
Receiver swaptions	-	36
Net TBA securities	-	(1,125)
	$(4,419)	$(27,590)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements, prime brokerage clearing accounts, derivative agreements and insurance capital by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2017 and December 31, 2016.

(in thousands)
	March 31, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT RMBS - fair value	$3,103,265	$-	$3,103,265
Structured RMBS - fair value	128,540	-	128,540
Accrued interest on pledged securities	12,478	-	12,478
Restricted cash	4,440	13,220	17,660
Total	$3,248,723	$13,220	$3,261,943

(in thousands)
	December 31, 2016
	Repurchase	Clearing	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Margin	Agreements	Capital(1)	Total
PT RMBS - fair value	$2,854,062	$-	$-	$1,065	$2,855,127
Structured RMBS - fair value	106,195	10,968	-	-	117,163
Accrued interest on pledged securities	10,623	266	-	4	10,893
Restricted cash	10,835	-	9,865	250	20,950
Total	$2,981,715	$11,234	$9,865	$1,319	$3,004,133

(1)	Orchid Island Casualty, Inc. was required to maintain sufficient capital in the form of cash and securities to protect it against losses.

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of March 31, 2017 and December 31, 2016.

(in thousands)
Assets Pledged to Orchid	March 31, 2017	December 31, 2016
PT RMBS - fair value	$300	$-
U.S. Treasury securities - fair value	2,699	3,438
Cash	1,739	1,029
Total	$4,738	$4,467

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2017 and December 31, 2016.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2017
Interest rate swaps	$12,430	$-	$12,430	$-	$-	$12,430
	$12,430	$-	$12,430	$-	$-	$12,430
December 31, 2016
Interest rate swaps	$10,302	$-	$10,302	$-	$-	$10,302
TBA securities	63	-	63	-	(63)	-
	$10,365	$-	$10,365	$-	$(63)	$10,302

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2017
Repurchase Agreements	$3,050,608	$-	$3,050,608	$(3,046,168)	$(4,440)	$-
Interest rate swaps	1,397	-	1,397	-	-	1,397
TBA securities	2,236	-	2,236	-	(1,219)	1,017
	$3,054,241	$-	$3,054,241	$(3,046,168)	$(5,659)	$2,414
December 31, 2016
Repurchase Agreements	$2,793,705	$-	$2,793,705	$(2,782,870)	$(10,835)	$-
Interest rate swaps	802	-	802	-	(802)	-
TBA securities	1,180	-	1,180	-	(848)	332

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2017 and 2016, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the three months ended March 31, 2016.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2017
At the Market Offering Program(3)	First Quarter	$10.13	1,286,196	$12,792
At the Market Offering Program(3)(4)	Second Quarter	10.06	594,784	5,892
			1,880,980	$18,684
2016
At the Market Offering Program(3)	Second Quarter	$10.48	646,753	$6,591
At the Market Offering Program(3)	Third Quarter	10.80	3,818,802	40,525
At the Market Offering Program(3)	Fourth Quarter	10.79	6,707,101	71,212
			11,172,656	$118,328

(1)	Weighted average price received per share is gross of underwriters' discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.
(3)
The Company has entered into five equity distribution agreements, four of which have been cancelled and replaced with the current agreement, to publicly offer and sell shares of the Company's common stock in at the market and privately negotiated transactions from time to time.  As of March 31, 2017, shares with a value of $112.0 million remain available for issuance under the February 2017 Equity Distribution Agreement.

(4)	Shares issued in the second quarter of 2017 are not reflected in the Company's financial statements as of March 31, 2017.

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

From the inception of the share repurchase program through March 31, 2017, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.  No shares were repurchased during the year ended December 31, 2016 or the three months ended March 31, 2017.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017 - YTD(1)	0.560	18,942
Totals	$7.715	$126,383

(1)
On April 12, 2017, the Company declared a dividend of $0.14 per share to be paid on May 10, 2017.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of March 31, 2017.

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

Restricted Stock Awards

The table below presents information related to the Company's restricted common stock at March 31, 2017 and 2016.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	8,000	$12.23	16,000	$12.23
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	8,000	$12.23	16,000	$12.23

Compensation expense during period		$24		$24
Unrecognized compensation expense, end of period		$8		$106
Intrinsic value, end of period		$80		$166
Weighted-average remaining vesting term (in years)		0.1		1.1

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2017 and 2016.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2017	2016
Fully vested shares granted(1)	17,335	33,019
Weighted average grant date price per share	$9.67	$9.99
Compensation expense related to fully vested common share awards(2)	$168	$330

(1)
The table above includes 17,335 fully vested shares of common stock which were granted in January and March 2017 with respect to service performed during 2016 and 33,019 fully vested shares common stock which were granted in January and March 2016 with respect to service performed during 2015.

(2)
Approximately $168,000 of compensation expense related to the 2017 share awards was accrued and recognized in 2016.  Approximately $330,000 of compensation expense related to the 2016 share awards was accrued and recognized in 2015.

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

The following table presents information related to Performance Units outstanding during the three months ended March 31, 2017.

($ in thousands, except per share data)
	Three Months Ended March, 31,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	45,305	$10.33	7,508	$13.32
Granted	15,707	9.55	41,500	10.00
Vested and issued	(4,830)	10.52	(751)	13.32
Unvested, end of period	56,182	$10.10	48,257	$10.46

Compensation expense during period		$62		$21
Unrecognized compensation expense, end of period		$344		$448
Intrinsic value, end of period		$561		$500
Weighted-average remaining vesting term (in years)		1.5		2.0

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2017.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the three months ended March 31, 2017. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2017 and 2016.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2017	2016
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income (loss) - Basic and diluted	$2,449	$(4,591)
Weighted average common shares:
Common shares outstanding at the balance sheet date	34,270	21,772
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	64	-
Effect of weighting	(1,265)	(16)
Weighted average shares-basic and diluted	33,069	21,756
Net Income (loss) per common share:
Basic and diluted	$0.07	$(0.21)

There was an average of 31,260 shares of restricted common stock and Performance Units that were anti-dilutive and not included in diluted EPS for the three months ended March 31, 2016.

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

The Company's RMBS, interest rate swaptions and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of its positions in RMBS, interest rate swaptions and TBA securities determined by either an independent third-party or could do so internally.

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the three months ended March 31, 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Mortgage-backed securities	$3,262,017	$-	$3,262,017	$-
Margin posted on derivative agreements	13,220	13,220	-	-
Interest rate swaps	11,034	-	11,034	-
TBA securities	(2,236)	-	(2,236)	-
December 31, 2016
Mortgage-backed securities	$3,022,174	$-	$3,022,174	$-
Margin posted on derivative agreements	9,865	9,865	-	-
Interest rate swaps	9,500	-	9,500	-
TBA securities	(1,117)	-	(1,117)	-

During the three months ended March 31, 2017 and 2016, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2018 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

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

Total expenses recorded for the management fee and costs incurred were approximately $1.7 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the net amount due to affiliates was approximately $0.8 million and $0.6 million, respectively.

Other Relationships with Bimini

John B. Van Heuvelen, one of our independent directors, owns shares of common stock of Bimini. Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2017, Bimini owned 1,520,036 shares, or 4.4%, of the Company's common stock.

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

Our business objective is to provide attractive risk-adjusted total returns over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in and strategically allocating capital between the two categories of Agency RMBS described above. We seek to generate income from (i) the net interest margin on our leveraged PT RMBS portfolio and the leveraged portion of our structured Agency RMBS portfolio, and (ii) the interest income we generate from the unleveraged portion of our structured Agency RMBS portfolio. We intend to fund our PT RMBS and certain of our structured Agency RMBS through short-term borrowings structured as repurchase agreements. PT RMBS and structured Agency RMBS typically exhibit materially different sensitivities to movements in interest rates. Declines in the value of one portfolio may be offset by appreciation in the other. The percentage of capital that we allocate to our two Agency RMBS asset categories will vary and will be actively managed in an effort to maintain the level of income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined portfolios. We believe that this strategy will enhance our liquidity, earnings, book value stability and asset selection opportunities in various interest rate environments.

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

Capital Raising Activities

On July 29, 2016, we entered into an equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  We issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination.

On February 23, 2017, we entered into another equity distribution agreement (the "February 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The February 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. Through March 31, 2017, we issued a total of 1,286,196 shares under the February 2017 Equity Distribution Agreement for aggregate proceeds of approximately $12.8 million, net of commissions and fees. As of March 31, 2017, shares with a value of $112.0 million remain available for issuance under the February 2107 Equity Distribution Agreement.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

	interest rate trends;
	the difference between Agency RMBS yields and our funding and hedging costs;
	competition for investments in Agency RMBS;
	actions taken by the new presidential administration, the Federal Reserve (the "Fed") and the U.S. Treasury;
	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates; and
	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

	our degree of leverage;
	our access to funding and borrowing capacity;
	our borrowing costs;
	our hedging activities;
	the market value of our investments; and
	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company's results of operations for the three months ended March 31, 2017, as compared to the Company's results of operations for the three months ended March 31, 2016.

Net Income (Loss) Summary

Net income for the three months ended March 31, 2017 was $2.4 million, or $0.07 per share. Net loss for the three months ended March 31, 2016 was $4.6 million, or $0.21 per share. The components of net income (loss) for the three months ended March 31, 2017 and 2016, along with the changes in those components are presented in the table below:

(in thousands)
	2017	2016	Change
Interest income	$32,311	$20,466	$11,845
Interest expense	(6,715)	(3,319)	(3,396)
Net interest income	25,596	17,147	8,449
Losses on RMBS and derivative contracts	(20,727)	(19,558)	(1,169)
Net portfolio income (deficiency)	4,869	(2,411)	7,280
Expenses	(2,420)	(2,180)	(240)
Net income (loss)	$2,449	$(4,591)	$7,040

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

We believe that economic interest expense and economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help management to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations. The unrealized gains or losses on derivative instruments presented in our consolidated statements of operations are not necessarily representative of the total interest rate expense that we will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter during 2017 and 2016.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2017	$(4,419)	$-	$(3,193)	$(1,226)
December 31, 2016	23,207	(133)	(2,967)	$26,307
September 30, 2016	6,587	(474)	(2,660)	$9,721
June 30, 2016	(11,591)	(786)	(2,210)	$(8,595)
March 31, 2016	(27,590)	(1,125)	(1,933)	$(24,532)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2017	$32,311	$6,715	$(3,193)	$9,908	$25,596	$22,403
December 31, 2016	25,068	4,976	(2,967)	7,943	20,092	17,125
September 30, 2016	22,358	3,979	(2,660)	6,639	18,379	15,719
June 30, 2016	19,235	3,330	(2,210)	5,540	15,905	13,695
March 31, 2016	20,466	3,319	(1,933)	5,252	17,147	15,214

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the three months ended March 31, 2017, we generated $25.6 million of net interest income, consisting of $32.3 million of interest income from RMBS assets offset by $6.7 million of interest expense on borrowings.  For the comparable period ended March 31, 2016, we generated $17.1 million of net interest income, consisting of $20.5 million of interest income from RMBS assets offset by $3.3 million of interest expense on borrowings.   The $11.8 million increase in interest income and $3.4 million increase in interest expense for the three months ended March 31, 2017 primarily reflects the growth of our portfolio fueled by our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2017 and 2016 was $9.9 million and $5.3 million, respectively, resulting in $22.4 million and $15.2 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2017	$3,142,095	$32,311	4.11%	$2,922,157	$6,715	$9,908	0.92%	1.36%
December 31, 2016	2,761,836	25,068	3.63%	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,362,377	22,358	3.79%	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,100,151	19,235	3.66%	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	2,067,527	20,466	3.96%	1,962,901	3,319	5,252	0.68%	1.07%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2017	$25,596	$22,403	3.19%	2.75%
December 31, 2016	20,092	17,125	2.85%	2.38%
September 30, 2016	18,379	15,719	3.06%	2.57%
June 30, 2016	15,905	13,695	2.99%	2.55%
March 31, 2016	17,147	15,214	3.28%	2.89%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 29 and 30 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

Interest Income and Average Asset Yield

Our interest income for the three months ended March 31, 2017 and 2016 was $32.3 million and $20.5 million, respectively.  We had average RMBS holdings of $3,142.1 million and $2,067.5 million for the three months ended March 31, 2017 and 2016, respectively.  The yield on our portfolio was 4.11% and 3.96% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, there was a $11.8 million increase in interest income due to a $1,074.6 million increase in average RMBS, combined with a 15 basis point ("bps") increase in the yield on average RMBS.  The increase in average RMBS during the three months ended March 31, 2017 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for each quarter in 2017 and 2016.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
March 31, 2017	$2,990,937	$151,158	$3,142,095	$29,772	$2,539	$32,311	3.98%	6.72%	4.11%
December 31, 2016	2,628,967	132,869	2,761,836	23,647	1,421	25,068	3.60%	4.28%	3.63%
September 30, 2016	2,257,480	104,897	2,362,377	21,898	460	22,358	3.88%	1.75%	3.79%
June 30, 2016	2,006,392	93,759	2,100,151	19,072	163	19,235	3.80%	0.70%	3.66%
March 31, 2016	1,968,690	98,837	2,067,527	19,682	784	20,466	4.00%	3.17%	3.96%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $2,922.2 million and $1,962.9 million and total interest expense of $6.7 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively. Our average cost of funds was 0.92% and 0.68% for the three months ended March 31, 2017 and 2016, respectively.  Contributing to the increase in interest expense was a 24 bps increase in the average cost of funds and a $959.3 million increase in average outstanding borrowings during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The higher cost of funds for the three months ended March 31, 2017, compared to the same period in 2016, reflects the higher short-term rates as presented in the table below. The increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $9.9 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively. There was a 29 bps increase in the average economic cost of funds to 1.36% for the three months ended March 31, 2017 from 1.07% for the three months ended March 31, 2016. The reason for the increase in economic cost of funds is primarily due to the increases in our average outstanding borrowings and the cost of our borrowings noted above, combined with the negative performance of our derivative financial instruments during the period.

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 10 bps above the average one-month LIBOR and 45 bps below the average six-month LIBOR for the quarter ended March 31, 2017.  Our average economic cost of funds was 54 bps above the average one-month LIBOR and 1 bps below the average six-month LIBOR for the quarter ended March 31, 2017. The average term to maturity of the outstanding repurchase agreements was 25 days at March 31, 2017 and 15 days at December 31, 2016.

The tables below presents the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
March 31, 2017	$2,922,157	$6,715	$9,908	0.92%	1.36%
December 31, 2016	2,545,901	4,976	7,943	0.78%	1.25%
September 30, 2016	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	1,962,901	3,319	5,252	0.68%	1.07%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%
December 31, 2016	0.62%	1.28%	0.16%	(0.50)%	0.63%	(0.03)%
September 30, 2016	0.49%	1.09%	0.24%	(0.36)%	0.73%	0.13%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.67%	0.19%
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2017 and 2016.

(in thousands)
	2017	2016	Change
Realized (losses) gains on sales of RMBS	$(1,350)	$4,242	$(5,592)
Unrealized (losses) gains on RMBS	(14,958)	3,787	(18,745)
Total (losses) gains on RMBS	(16,308)	8,029	(24,337)
Losses on interest rate futures	(4,422)	(26,480)	22,058
Gains (losses) on interest rate swaps	3	(21)	24
(Losses) gains on receiver swaptions	-	36	(36)
Losses on TBA securities	-	(1,125)	1,125

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2017 and 2016, we received proceeds of $1,407.7 million and $741.1 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2017 and 2016.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $2.4 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.  The table below provides a breakdown of operating expenses for the three months ended March 31, 2017 and 2016.

(in thousands)
	2017	2016	Change
Management fees	$1,302	$971	$331
Overhead allocation	368	298	70
Accrued incentive compensation	12	171	(159)
Directors fees and liability insurance	276	282	(6)
Audit, legal and other professional fees	170	247	(77)
Other direct REIT operating expenses	231	139	92
Other expenses	61	72	(11)
Total expenses	$2,420	$2,180	$240

We are externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2018 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

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

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2017, our RMBS portfolio consisted of $3,262.0 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.30%.  During the three months ended March 31, 2017, we received principal repayments of $73.3 million compared to $51.9 million for the three months ended March 31, 2016.  The average prepayment speeds for the quarters ended March 31, 2017 and 2016 were 9.9% and 8.2%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2017	7.5	14.3	9.9
December 31, 2016	9.7	18.4	12.2
September 30, 2016	8.9	17.9	11.7
June 30, 2016	8.4	15.9	11.0
March 31, 2016	5.5	12.4	8.2

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of March 31, 2017 and December 31, 2016:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2017
Adjustable Rate RMBS	$1,947	0.1%	3.52%	215	1-Sep-35	3.22	10.04%	2.00%
Fixed Rate RMBS	3,061,957	93.9%	4.33%	338	1-Mar-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	43,756	1.3%	2.55%	310	1-Aug-43	70.01	7.55%	2.00%
Total Mortgage-backed Pass-through	3,107,660	95.3%	4.31%	337	1-Mar-47	NA	NA	NA
Interest-Only Securities	107,214	3.3%	3.74%	266	25-Dec-45	NA	NA	NA
Inverse Interest-Only Securities	47,143	1.4%	5.26%	326	25-Feb-47	NA	6.22%	NA
Total Structured RMBS	154,357	4.7%	4.20%	284	25-Feb-47	NA	NA	NA
Total Mortgage Assets	$3,262,017	100.0%	4.30%	335	1-Mar-47	NA	NA	NA
December 31, 2016
Adjustable Rate RMBS	$2,062	0.1%	3.50%	219	1-Sep-35	5.67	10.05%	2.00%
Fixed Rate RMBS	2,826,694	93.5%	4.21%	325	1-Dec-46	NA	NA	NA
Hybrid Adjustable Rate RMBS	45,459	1.5%	2.55%	313	1-Aug-43	73.08	7.55%	2.00%
Total Mortgage-backed Pass-through	2,874,215	95.1%	4.19%	324	1-Dec-46	NA	NA	NA
Interest-Only Securities	69,726	2.3%	3.59%	235	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	78,233	2.6%	5.40%	338	25-Dec-46	NA	6.14%	NA
Total Structured RMBS	147,959	4.9%	4.55%	290	25-Dec-46	NA	NA	NA
Total Mortgage Assets	$3,022,174	100.0%	4.20%	323	25-Dec-46	NA	NA	NA

($ in thousands)
	March 31, 2017		December 31, 2016
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,491,752	76.4%	$2,226,893	73.7%
Freddie Mac	761,590	23.3%	785,496	26.0%
Ginnie Mae	8,675	0.3%	9,785	0.3%
Total Portfolio	$3,262,017	100.0%	$3,022,174	100.0%

	March 31, 2017	December 31, 2016
Weighted Average Pass-through Purchase Price	$108.26	$108.64
Weighted Average Structured Purchase Price	$14.52	$15.39
Weighted Average Pass-through Current Price	$107.19	$107.14
Weighted Average Structured Current Price	$14.58	$15.49
Effective Duration (1)	3.495	4.579

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 3.495 indicates that an interest rate increase of 1.0% would be expected to cause a 3.495% decrease in the value of the RMBS in the Company's investment portfolio at March 31, 2017.  An effective duration of 4.579 indicates that an interest rate increase of 1.0% would be expected to cause a 4.579% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2016. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2017 and 2016.

($ in thousands)
	2017			2016
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,682,894	$108.13	2.95%	$729,059	$109.19	2.17%
Structured RMBS	54,346	16.35	5.32%	7,681	17.14	3.74%

Borrowings

As of March 31, 2017, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 18 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest at the prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2017, we had obligations outstanding under the repurchase agreements of approximately $3,050.6 million with a net weighted average borrowing cost of 1.01%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 90 days, with a weighted average remaining maturity of 25 days.  Securing the repurchase agreement obligations as of March 31, 2017 are RMBS with an estimated fair value, including accrued interest, of approximately $3,244.3 million and a weighted average maturity of 336 months, and cash pledged to counterparties of approximately $4.4 million.  Through April 28, 2017, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2017 with maturities through July 17, 2017.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2017 and 2016.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
March 31, 2017	$3,050,608	$2,922,157	$128,451	4.40%
December 31, 2016	2,793,705	2,545,901	247,804	9.73%
September 30, 2016	2,298,097	2,179,462	118,635	5.44%
June 30, 2016	2,060,827	2,000,158	60,669	3.03%
March 31, 2016	1,939,489	1,962,901	(23,412)	(1.19)%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2017, haircuts on our pledged collateral remained stable and as of March 31, 2017, our weighted average haircut was approximately 5.5% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,050,608	$-	$-	$-	$3,050,608
Interest expense on repurchase agreements(1)	4,075	-	-	-	4,075
Totals	$3,054,683	$-	$-	$-	$3,054,683

(1)	Interest expense on repurchase agreements is based on current interest rates as of March 31, 2017 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of March 31, 2017, we had cash and cash equivalents of $95.1 million.  We generated cash flows of $103.9 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $2,922.2 million during the three months ended March 31, 2017.

Stockholders' Equity

On July 29, 2016, we entered into an equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  We issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination.

On February 23, 2017, we entered into another equity distribution agreement (the "February 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The February 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. Through March 31, 2017, we issued a total of 1,286,196 shares under the February 2017 Equity Distribution Agreement for aggregate proceeds of approximately $12.8 million, net of commissions and fees. As of March 31, 2017, shares with a value of $112.0 million remain available for issuance under the February 2017 Equity Distribution Agreement.

Outlook

Interest Rates and the MBS Market

As the year 2017 unfolded, risk markets, and particularly the equity markets, were buoyed by optimism surrounding developments in Washington surrounding the incoming Trump administration.  The President-elect made every effort to let the world and markets know that a Trump administration was going to be very pro-business, and pursue an aggressive agenda that encompassed health-care reform, tax reform, infrastructure projects and regulatory relief. As various cabinet nominations were announced, most of which were from the business world, and the new President continuously met with leaders of most major industries, the equity and risk markets continued to rally, setting new all-time highs in the case of the Dow Industrials and S&P 500 in early March.  Optimism was so high that when public comments from various Fed members hinted strongly at another rate increase at the March meeting, the markets took the prospect of another hike in stride.  The Fed did in fact raise the Fed Funds rate by 25 bps at their March meeting, and the markets reacted calmly.  However, things started to change shortly thereafter.  The markets were caught by surprise when the Trump administration failed to pass its first legislative measure – the repeal and replacement of the Affordable Care Act.  This dealt a major blow to both the early momentum of the Trump administration and the markets' expectations of the extent and timing and future legislative successes.

Following the failure of the Affordable Care Act's repeal and replacement, the markets traded sideways for the balance of the quarter.  By quarter end, the treasury curve in the US was close to unchanged from year end 2016 levels.  The 10-year point of the curve was less than 5 bps lower in yield and short rates were slightly higher – approximately 6.5 bps in the case of the 2 year note and just over 30 bps in the case of the 1 month bill. However, market conditions changed materially shortly after quarter end. On Thursday, April 6th, the U.S. Navy launched a missile strike against Syria in retaliation for an apparent gas attack on civilians.  This was followed by inflammatory rhetoric between the U.S. and North Korea that caused risk markets to sell off and safe haven assets to rally in an apparent flight to quality move.  Further fueling the market rally was the incoming data for March, which was almost universally weak and pointed to a very low growth rate for GDP in the first quarter. With the diminished outlook for the Trump administration's legislative agenda, geo-political risk and incoming economic data casting doubt on the growth prospects of the U.S. economy, the 10-year U.S. Treasury note rallied nearly 40 bps, and market pricing in the Fed Funds futures market implied the market had drastically reduced anticipated future rate hikes.  Further, the market grew very skeptical of comments from various Fed members concerning the initial steps to be taken in reducing the Fed's balance sheet and the timing of such moves.

The events in the various risk markets and U.S. treasury markets – coupled with the potential for reduced purchases of agency MBS assets by the Fed at some point in the not too distant future – caused agency MBS assets to cheapen to comparable duration treasuries.  Further, the flattening of the U.S. treasury curve described above was not conducive to MBS asset valuations either, as the prospects for net interest income from owning the assets diminished.  Prepayment speeds continued to moderate with the combination of the typical seasonal slowdown coupled with substantially higher mortgage rates versus levels prior to the election.  Prepayment speeds appear to have hit their trough in February – based on the report released in March – before picking up again slightly in March – released in April.

Recent Regulatory Developments

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the "Final Rule"). The Final Rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Orchid Island Casualty, LLC ("Orchid Island Casualty"), from being eligible for membership in the Federal Home Loan Bank ("FHLB") system. Under the Final Rule, there was a one-year transition period from the effective date of February 19, 2016 within which the FHLBs were required to wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Orchid Island Casualty ("Post-NPR Captives"). The Final Rule also precludes the FHLBs from making any new advances or extending existing advances to Post-NPR Captives. In addition, upon the termination of membership, the FHLBs were required to liquidate all outstanding advances to Post-NPR Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Post-NPR Captive in accordance with the Final Rule. Therefore, Orchid Island Casualty, along with all other Post-NPR Captives, was required to completely wind down all business relationships with the FHLBC, including the repayment of all outstanding advances, prior to or simultaneously with the termination of Orchid Island Casualty's membership with the FHLBC.

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

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate in 2017 and reducing the Fed's holdings of RMBS. At this time, the direction and extent of these potential policy changes cannot be foreseen.

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

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency RMBS with shorter durations, such as short-term fixed and floating rate CMOs. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than PT RMBS, particularly PT RMBS backed by fixed-rate mortgages.

If Fannie Mae and Freddie Mac were to modify or end their repurchase programs our investment portfolio could be negatively impacted.

Effects on our borrowing costs

We leverage our PT RMBS portfolio and a portion of our structured Agency RMBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Fed Funds Rate and LIBOR. An increase in the Fed Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

We believe that we have ample borrowing capacity. However, since January 12, 2016, in response to the Final Rule on FHLB membership (described above), we replaced $187.5 million of FHLB advances held as of December 31, 2015 with borrowings from other counterparties under repurchase agreements. The Final Rule on FHLB membership required the termination of Orchid Island Casualty's FHLBC membership prior to February 19, 2017. As of March 31, 2017, we have fully withdrawn from FHLB membership and redeemed all of our shares. We do not expect these regulatory changes to materially adversely affect our core business and operations.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

The first quarter of 2017 was a very strong quarter for risk assets as the Trump administration took office and appeared to be very pro-business.  The markets looked forward to a roll back of recently expanding regulations across many industries, a new and hopefully improved health care act, tax reform and possibly much needed infrastructure spending to refurbish the nation's aging roads, highways, bridges and airports.  While the administration made bold promises, it has yet to deliver much and the markets have grown skeptical as we entered the second quarter.  Geo-political events surfaced in early April, and the US government faces a potential shut-down starting in May if Congress and the Trump administration cannot pass a continuing resolution to fund the government past April 28th.  Compounding the sudden change in the outlook for markets and the economy is incoming economic data from March that implies first quarter growth in GDP could be less than one percent.  Events in the near term, the ability of the government to avoid a temporary shut-down, the second round of elections in France where populist candidate Le Pen is in the final round and is advocating for France to leave the EU, coupled with early economic data in the second quarter – will determine the direction markets head from here.  The Trump administration will also play a lead role in shaping this outcome to the extent it succeeds in making good on its bold promises to date.  The market is clearly at a cross roads.  The RMBS market will, as is usually the case, takes its cue from the broader market and the rates market in particular.  There is also the specter of an eventual reduction in reinvestment of pay-downs on the Fed's RMBS portfolio.  Events as they unfold over the balance of 2017 likely will drive the extent and timing of a tapering of these reinvestments.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

At March 31, 2017, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017 - YTD(1)	0.560	18,942
Totals	$7.715	$126,383

(1)
On April 12, 2017, the Company declared a dividend of $0.14 per share to be paid on May 10, 2017.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of March 31, 2017.

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

Our portfolio of PT RMBS is typically comprised of adjustable-rate RMBS ("ARMs"), fixed-rate RMBS and hybrid adjustable-rate RMBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT RMBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT RMBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2017 and December 31, 2016, assuming rates instantaneously fall 100 bps, fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2017
-100 Basis Points	(0.87)%	(8.47)%
-50 Basis Points	(0.24)%	(2.34)%
+50 Basis Points	(0.30)%	(2.92)%
+100 Basis Points	(1.07)%	(10.49)%
As of December 31, 2016
-100 Basis Points	0.55%	4.96%
-50 Basis Points	0.55%	4.97%
+50 Basis Points	(0.95)%	(8.61)%
+100 Basis Points	(2.20)%	(19.98)%

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

Spread Risk

When the market spread widens between the yield on our Agency RMBS and benchmark interest rates, our net book value could decline if the value of our Agency RMBS fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use futures contracts and interest rate swaps and swaptions to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2017, we had unrestricted cash and cash equivalents of $95.1 million and unpledged securities of approximately $30.2 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K filed with the SEC on February 17, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents share repurchase activity for the three months ended March 31, 2017.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
January	-	$-	-	783,757
February	-	-	-	783,757
March	1,154	9.55	-	783,757
Totals / Weighted Average	1,154	$9.55	-

(1)
The only shares of the Company's common stock acquired by the Company were in connection with the satisfaction of tax withholding obligations on vested employment-related awards under equity incentive plans.

(2)
On June 29, 2015, the Board of Directors authorized the purchase of up to 2,000,000 shares of common stock repurchase beginning July 1, 2016. Unless modified or revoked by the Board, the authorization does not expire.

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2017.

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

10.1
Equity Distribution Agreement dated February 23, 2017, by and between the Company, Bimini Advisors, LLC, Ladenberg Thalman & Co. Inc and MUFG Securities Americas Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on February 23, 2017 and incorporated herin by reference).

10.2	2017 Long-Term Equity Incentive Compensation Plan.*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: April 28, 2017	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: April 28, 2017	By:	/s/ G. Hunter Haas, IV
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

10.1
Equity Distribution Agreement dated February 23, 2017, by and between the Company, Bimini Advisors, LLC, Ladenberg Thalman & Co. Inc and MUFG Securities Americas Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on February 23, 2017 and incorporated herin by reference).

10.2	2017 Long-Term Equity Incentive Compensation Plan.*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.