Form 10-Q
period 2017-06-30
Orchid Island Capital, Inc.
filed 2017-08-01
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares outstanding at August 1, 2017: 45,303,821

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,450,947	$2,972,290
Unpledged	286,880	49,884
Total mortgage-backed securities	3,737,827	3,022,174
Cash and cash equivalents	199,796	73,475
Restricted cash	19,865	20,950
Accrued interest receivable	14,366	11,512
Derivative assets, at fair value	10,613	10,365
Other assets	421	218
Total Assets	$3,982,888	$3,138,694

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,278,456	$2,793,705
Payable for unsettled securities purchased	273,689	-
Dividends payable	6,342	4,616
Derivative liabilities, at fair value	2,712	1,982
Accrued interest payable	2,168	1,826
Due to affiliates	690	566
Other liabilities	657	3,220
Total Liabilities	3,564,714	2,805,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 45,299,812 shares issued and outstanding as of June 30, 2017 and 32,962,919 shares issued
and outstanding as of December 31, 2016	453	330
Additional paid-in capital	424,914	332,449
Accumulated (deficit) retained earnings	(7,193)	-
Total Stockholders' Equity	418,174	332,779
Total Liabilities and Stockholders' Equity	$3,982,888	$3,138,694
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2017 and 2016
($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Interest income	$66,890	$39,701	$34,579	$19,235
Interest expense	(15,478)	(6,649)	(8,763)	(3,330)
Net interest income	51,412	33,052	25,816	15,905
Realized gains on mortgage-backed securities	2,585	4,253	3,935	10
Unrealized (losses) gains on mortgage-backed securities	(32,048)	8,049	(17,090)	4,262
Losses on derivative instruments	(23,861)	(39,181)	(19,442)	(11,591)
FHLB stock dividends	-	14	-	11
Net portfolio (loss) income	(1,912)	6,187	(6,781)	8,597

Expenses:
Management fees	2,702	1,916	1,400	945
Allocated overhead	756	626	388	329
Accrued incentive compensation	230	385	218	214
Directors' fees and liability insurance	508	527	232	245
Audit, legal and other professional fees	389	461	219	215
Direct REIT operating expenses	496	239	265	99
Other administrative	200	161	140	87
Total expenses	5,281	4,315	2,862	2,134

Net (loss) income	$(7,193)	$1,872	$(9,643)	$6,463

Basic and diluted net (loss) income per share	$(0.21)	$0.08	$(0.26)	$0.29

Weighted Average Shares Outstanding	35,117,364	21,853,949	37,211,362	21,920,573

Dividends declared per common share	$0.84	$0.84	$0.42	$0.42
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2017
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2017	$330	$332,449	$-	$332,779
Net loss	-	-	(7,193)	(7,193)
Cash dividends declared, $0.84 per share	-	(30,628)	-	(30,628)
Issuance of common stock pursuant to public offerings, net	123	122,734	-	122,857
Issuance of common stock pursuant to stock based
compensation plan	-	196	-	196
Amortization of stock based compensation	-	163	-	163
Balances, June 30, 2017	$453	$424,914	$(7,193)	$418,174
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2017 and 2016
($ in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,193)	$1,872
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock based compensation	359	386
Realized and unrealized losses (gains) on mortgage-backed securities	29,463	(12,302)
Realized and unrealized losses (gains) on interest rate swaptions	-	(36)
Realized and unrealized losses on interest rate swaps	3,689	5,561
Realized losses on forward settling to-be-announced securities	2,384	1,911
Changes in operating assets and liabilities:
Accrued interest receivable	(2,491)	(203)
Other assets	(212)	(213)
Accrued interest payable	342	549
Other liabilities	(2,563)	(321)
Due to (from) affiliates	124	(21)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,902	(2,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(3,692,066)	(1,485,258)
Sales	3,064,979	1,327,500
Principal repayments	155,303	109,412
Redemption of FHLB stock	3	3,750
Payments on net settlement of to-be-announced securities	(5,591)	(1,598)
Purchase of interest rate swaptions, net of margin cash received	-	704
NET CASH USED IN INVESTING ACTIVITIES	(477,372)	(45,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	25,243,560	14,290,130
Principal payments on repurchase agreements	(24,758,809)	(14,028,116)
Principal payments on FHLB advances	-	(187,500)
Cash dividends	(28,902)	(18,421)
Proceeds from issuance of common stock, net of issuance costs	122,857	6,591
NET CASH PROVIDED BY FINANCING ACTIVITIES	578,706	62,684

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	125,236	14,377
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	94,425	69,959
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$219,661	$84,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,136	$6,100

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$273,689	$4,276
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2017

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

On July 29, 2016, Orchid entered into an equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The Company issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate gross proceeds of $110.0 million, and net proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination in February 2017.

On February 23, 2017, Orchid entered into another equity distribution agreement, as amended and restated on May 10, 2017, (the "May 2017 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. Through June 30, 2017, the Company issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

(in thousands)
	June 30, 2017	December 31, 2016
Cash and cash equivalents	$199,796	$73,475
Restricted cash	19,865	20,950
Total cash, cash equivalents and restricted cash	$219,661	$94,425

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2017, the Company's cash deposits exceeded federally insured limits by approximately $195.3 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of June 30, 2017 and December 31, 2016 due to the short-term nature of these financial instruments.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of June 30, 2017 and December 31, 2016:

(in thousands)
	June 30, 2017	December 31, 2016
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$42,881	$45,459
Adjustable-rate Mortgages	1,929	2,062
Fixed-rate Mortgages	3,545,614	2,826,694
Total Pass-Through Certificates	3,590,424	2,874,215
Structured RMBS Certificates:
Interest-Only Securities	102,552	69,726
Inverse Interest-Only Securities	44,851	78,233
Total Structured RMBS Certificates	147,403	147,959
Total	$3,737,827	$3,022,174

The following table summarizes the Company's RMBS portfolio as of June 30, 2017 and December 31, 2016, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2017	December 31, 2016
Greater than one year and less than five years	$77	$157
Greater than five years and less than ten years	198	277
Greater than or equal to ten years	3,737,552	3,021,740
Total	$3,737,827	$3,022,174

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At June 30, 2017 and December 31, 2016, the Company had unpledged securities totaling $286.9 million and $49.9 million, respectively.  The unpledged balance at June 30, 2017 includes unsettled security purchases with a fair value of approximately $272.3 million that will be pledged as collateral under repurchase agreements on their respective settlement dates in July 2017.

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2017, the Company had met all margin call requirements.

As of June 30, 2017, the Company had outstanding repurchase obligations of approximately $3,278.5 million with a net weighted average borrowing rate of 1.30%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,464.7 million, and cash pledged to the counterparties of approximately $6.5 million.  As of December 31, 2016, the Company had outstanding repurchase obligations of approximately $2,793.7 million with a net weighted average borrowing rate of 1.00%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $2,970.9 million, and cash pledged to the counterparties of approximately $10.8 million.

As of June 30, 2017 and 2016, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2017
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,854,432	$591,161	$19,073	$3,464,666
Repurchase agreement liabilities associated with
these securities	$-	$2,704,329	$555,920	$18,207	$3,278,456
Net weighted average borrowing rate	-	1.29%	1.32%	1.35%	1.30%
December 31, 2016
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,284,815	$686,065	$-	$2,970,880
Repurchase agreement liabilities associated with
these securities	$-	$2,154,766	$638,939	$-	$2,793,705
Net weighted average borrowing rate	-	1.01%	0.96%	-	1.00%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2017, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $190.6 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at June 30, 2017 and December 31, 2016.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2017 and December 31, 2016.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2017	December 31, 2016
Assets
Interest rate swaps	Derivative assets, at fair value	$8,523	$10,302
TBA securities	Derivative assets, at fair value	2,090	63
Total derivative assets, at fair value		$10,613	$10,365

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$2,712	$802
TBA securities	Derivative liabilities, at fair value	-	1,180
Total derivative liabilities, at fair value		$2,712	$1,982

Margin Balances Posted to Counterparties
Futures contracts	Restricted cash	$10,021	$9,419
TBA securities	Restricted cash	257	446
Interest rate swap contracts	Restricted cash	3,047	-
Total margin balances on derivative contracts		$13,325	$9,865

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at June 30, 2017 and December 31, 2016.

($ in thousands)
	June 30, 2017
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2017	$1,000,000	1.56%	1.42%	$(723)
2018	1,000,000	1.84%	1.68%	(1,666)
2019	1,000,000	2.09%	1.95%	(1,463)
2020	925,000	2.62%	2.16%	(4,268)
Total / Weighted Average	$978,571	2.08%	1.85%	$(8,120)

Treasury Note Futures Contracts (Short Position)(2)
September 2017 10-year T-Note futures
(Sep 2017 - Sep 2027 Hedge Period)	$465,000	2.06%	2.12%	$1,582

($ in thousands)
	December 31, 2016
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2017	$600,000	1.48%	1.28%	$(1,206)
2018	600,000	1.81%	1.82%	76
2019	675,000	2.00%	2.21%	1,429
2020	700,000	2.65%	2.45%	(1,394)
Total / Weighted Average	$643,750	2.01%	1.97%	$(1,095)

Treasury Note Futures Contracts (Short Position)(2)
March 2017 10 year T-Note futures
(Mar 2017 - Mar 2027 Hedge Period)	$465,000	2.27%	2.24%	$(3,134)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $125.53 at June 30, 2017 and $124.28 at December 31, 2016.  The notional contract values of the short positions were $583.7 million and $577.9 million at June 30, 2017 and December 31, 2016, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate ("LIBOR") ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at June 30, 2017 and December 31, 2016.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
June 30, 2017
Expiration > 1 to ≤ 3 years	$650,000	1.09%	1.18%	$8,485	2.6
Expiration > 3 to ≤ 5 years	300,000	2.08%	1.24%	(2,674)	4.7
	$950,000	1.40%	1.20%	$5,811	3.2
December 31, 2016
Expiration > 3 to ≤ 5 years	$700,000	1.20%	0.91%	$9,500	3.4

The following table summarizes our contracts to purchase and sell TBA securities as of June 30, 2017 and December 31, 2016.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2017
30-Year TBA securities:
3.0%	$(250,000)	$(251,063)	$(249,628)	$1,435
4.5%	(150,000)	(161,531)	(160,876)	655
	$(400,000)	$(412,594)	$(410,504)	$2,090
December 31, 2016
30-Year TBA securities:
3.0%	$(100,000)	$(99,406)	$(99,344)	$62
4.0%	(100,000)	(103,898)	(105,078)	(1,180)
	$(200,000)	$(203,304)	$(204,422)	$(1,118)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2017 and 2016.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Eurodollar futures contracts (short positions)	$(7,562)	$(18,701)	$(6,990)	$(1,196)
T-Note futures contracts (short position)	(9,740)	(13,976)	(5,890)	(5,001)
Interest rate swaps	(4,175)	(4,629)	(4,178)	(4,608)
Receiver swaptions	-	36	-	-
Net TBA securities	(2,384)	(1,911)	(2,384)	(786)
	$(23,861)	$(39,181)	$(19,442)	$(11,591)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements, prime brokerage clearing accounts, derivative agreements and insurance capital by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2017 and December 31, 2016.

(in thousands)
	June 30, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT RMBS - fair value	$3,312,428	$-	$3,312,428
Structured RMBS - fair value	138,519	-	138,519
Accrued interest on pledged securities	13,719	-	13,719
Restricted cash	6,540	13,325	19,865
Total	$3,471,206	$13,325	$3,484,531

(in thousands)
	December 31, 2016
	Repurchase	Clearing	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Margin	Agreements	Capital(1)	Total
PT RMBS - fair value	$2,854,062	$-	$-	$1,065	$2,855,127
Structured RMBS - fair value	106,195	10,968	-	-	117,163
Accrued interest on pledged securities	10,623	266	-	4	10,893
Restricted cash	10,835	-	9,865	250	20,950
Total	$2,981,715	$11,234	$9,865	$1,319	$3,004,133

(1)	Orchid Island Casualty, Inc. was required to maintain sufficient capital in the form of cash and securities to protect it against losses.

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of June 30, 2017 and December 31, 2016.

(in thousands)
Assets Pledged to Orchid	June 30, 2017	December 31, 2016
Cash	$933	$1,029
U.S. Treasury securities - fair value	-	3,438
Total	$933	$4,467

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2017 and December 31, 2016.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2017
Interest rate swaps	$8,523	$-	$8,523	$-	$-	$8,523
TBA securities	2,090	-	2,090	-	(120)	1,970
	$10,613	$-	$10,613	$-	$(120)	$10,493
December 31, 2016
Interest rate swaps	$10,302	$-	$10,302	$-	$-	$10,302
TBA securities	63	-	63	-	(63)	-
	$10,365	$-	$10,365	$-	$(63)	$10,302

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2017
Repurchase Agreements	$3,278,456	$-	$3,278,456	$(3,271,916)	$(6,540)	$-
Interest rate swaps	2,712	-	2,712	-	(2,712)	-
	$3,281,168	$-	$3,281,168	$(3,271,916)	$(9,252)	$-
December 31, 2016
Repurchase Agreements	$2,793,705	$-	$2,793,705	$(2,782,870)	$(10,835)	$-
Interest rate swaps	802	-	802	-	(802)	-
TBA securities	1,180	-	1,180	-	(848)	332
	$2,795,687	$-	$2,795,687	$(2,782,870)	$(12,485)	$332

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

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2017
At the Market Offering Program(3)	First Quarter	$10.13	1,286,196	$12,792
At the Market Offering Program(3)	Second Quarter	10.17	11,012,836	110,065
			12,299,032	$122,857
2016
At the Market Offering Program(3)	Second Quarter	$10.48	646,753	$6,591
At the Market Offering Program(3)	Third Quarter	10.80	3,818,802	40,525
At the Market Offering Program(3)	Fourth Quarter	10.79	6,707,101	71,212
			11,172,656	$118,328

(1)	Weighted average price received per share is gross of underwriters' discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.
(3)	The Company has entered into five equity distribution agreements, all of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the share repurchase program through June 30, 2017, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.  No shares were repurchased during the year ended December 31, 2016 or the six months ended June 30, 2017.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017 - YTD(1)	0.980	36,977
Totals	$8.135	$144,418

(1)
On July 12, 2017, the Company declared a dividend of $0.14 per share to be paid on August 10, 2017.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of June 30, 2017.

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

Restricted Stock Awards

The table below presents information related to the Company's restricted common stock at June 30, 2017 and 2016.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	8,000	$12.23	16,000	$12.23
Granted	-	-	-	-
Vested and issued	(8,000)	12.23	(8,000)	12.23
Unvested, end of period	-	$-	8,000	$12.23

Compensation expense during period		$33		$49
Unrecognized compensation expense, end of period		$-		$82
Intrinsic value, end of period		$-		$82
Weighted-average remaining vesting term (in years)		-		0.8

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2017 and 2016.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2017	2016
Fully vested shares granted(1)	21,839	35,911
Weighted average grant date price per share	$9.74	$10.02
Compensation expense related to fully vested common share awards(2)	$213	$360

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

The following table presents information related to Performance Units outstanding during the six months ended June 30, 2017.

($ in thousands, except per share data)
	Six Months Ended June, 30,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	45,305	$10.33	7,508	$13.32
Granted	15,707	9.55	41,500	10.00
Vested and issued	(9,660)	10.52	(1,502)	13.32
Unvested, end of period	51,352	$10.06	47,506	$10.42

Compensation expense during period		$130		$85
Unrecognized compensation expense, end of period		$276		$384
Intrinsic value, end of period		$506		$489
Weighted-average remaining vesting term (in years)		1.3		1.8

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2017.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the six and three months ended June 30, 2017. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2017 and 2016.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net (loss) income - Basic and diluted	$(7,193)	$1,872	$(9,643)	$6,463
Weighted average common shares:
Common shares outstanding at the balance sheet date	45,300	22,431	45,300	22,431
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	56	-	56
Effect of weighting	(10,183)	(633)	(8,089)	(566)
Weighted average shares-basic and diluted	35,117	21,854	37,211	21,921
Net (Loss) income per common share:
Basic and diluted	$(0.21)	$0.08	$(0.26)	$0.29

There was an average of 61,238 and 53,550 shares of restricted common stock and Performance Units that were anti-dilutive and not included in diluted EPS for the six and three months ended June 30, 2017, respectively.

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the six and three months ended June 30, 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Mortgage-backed securities	$3,737,827	$-	$3,737,827	$-
Margin posted on derivative agreements	13,325	13,325	-	-
Interest rate swaps	5,811	-	5,811	-
TBA securities	2,090	-	2,090	-
December 31, 2016
Mortgage-backed securities	$3,022,174	$-	$3,022,174	$-
Margin posted on derivative agreements	9,865	9,865	-	-
Interest rate swaps	9,500	-	9,500	-
TBA securities	(1,117)	-	(1,117)	-

During the six and three months ended June 30, 2017 and 2016, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2018 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company's equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company's equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company's equity that is greater than $500 million.

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

Total expenses recorded for the management fee and costs incurred were approximately $3.5 million and $1.8 million for the six and three months ended June 30, 2017, respectively, and approximately $2.5 million and $1.3 million for the six and three months ended June 30, 2016, respectively. At June 30, 2017 and December 31, 2016, the net amount due to affiliates was approximately $0.7 million and $0.6 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2017, Bimini owned 1,520,036 shares, or 3.4%, of the Company's common stock.

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

Capital Raising Activities

On July 29, 2016, we entered into an equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  We issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate gross proceeds of $110.0 million, and net proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination.

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 10, 2017, (the "May 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. Through June 30, 2017, we issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for investments in Agency RMBS;
•	actions taken by the new presidential administration, the Federal Reserve (the "Fed") and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company's results of operations for the six and three months ended June 30, 2017, as compared to the Company's results of operations for the six and three months ended June 30, 2016.

Net (Loss) Income Summary

Net loss for the six months ended June 30, 2017 was $7.2 million, or $0.21 per share. Net income for the six months ended June 30, 2016 was $1.9 million, or $0.08 per share.  Net loss for the three months ended June 30, 2017 was $9.6 million, or $0.26 per share. Net income for the three months ended June 30, 2016 was $6.5 million, or $0.29 per share.  The components of net (loss) income for the six and three months ended June 30, 2017 and 2016, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended, June 30,
	2017	2016	Change	2017	2016	Change
Interest income	$66,890	$39,701	$27,189	$34,579	$19,235	$15,344
Interest expense	(15,478)	(6,649)	(8,829)	(8,763)	(3,330)	(5,433)
Net interest income	51,412	33,052	18,360	25,816	15,905	9,911
Losses on RMBS and derivative contracts	(53,324)	(26,865)	(26,459)	(32,597)	(7,308)	(25,289)
Net portfolio (loss) income	(1,912)	6,187	(8,099)	(6,781)	8,597	(15,378)
Expenses	(5,281)	(4,315)	(966)	(2,862)	(2,134)	(728)
Net (loss) income	$(7,193)	$1,872	$(9,065)	$(9,643)	$6,463	$(16,106)

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

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2017	$(19,442)	$(2,384)	$(3,654)	$(13,404)
March 31, 2017	(4,419)	-	(3,193)	(1,226)
December 31, 2016	23,207	(133)	(2,967)	26,307
September 30, 2016	6,587	(474)	(2,660)	9,721
June 30, 2016	(11,591)	(786)	(2,210)	(8,595)
March 31, 2016	(27,590)	(1,125)	(1,933)	(24,532)
Six Months Ended
June 30, 2017	$(23,861)	$(2,384)	$(6,847)	$(14,630)
June 30, 2016	(39,181)	(1,911)	(4,143)	(33,127)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2017	$34,579	$8,763	$(3,654)	$12,417	$25,816	$22,162
March 31, 2017	32,311	6,715	(3,193)	9,908	25,596	22,403
December 31, 2016	25,068	4,976	(2,967)	7,943	20,092	17,125
September 30, 2016	22,358	3,979	(2,660)	6,639	18,379	15,719
June 30, 2016	19,235	3,330	(2,210)	5,540	15,905	13,695
March 31, 2016	20,466	3,319	(1,933)	5,252	17,147	15,214
Six Months Ended
June 30, 2017	$66,890	$15,478	$(6,847)	$22,325	$51,412	$44,565
June 30, 2016	39,701	6,649	(4,143)	10,792	33,052	28,909

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.
Net Interest Income

During the six months ended June 30, 2017, we generated $51.4 million of net interest income, consisting of $66.9 million of interest income from RMBS assets offset by $15.5 million of interest expense on borrowings.  For the comparable period ended June 30, 2016, we generated $33.1 million of net interest income, consisting of $39.7 million of interest income from RMBS assets offset by $6.6 million of interest expense on borrowings.   The $27.2 million increase in interest income and $8.8 million increase in interest expense for the six months ended June 30, 2017 primarily reflects the growth of our portfolio fueled by our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2017 and 2016 was $22.3 million and $10.8 million, respectively, resulting in $44.6 million and $28.9 million of economic net interest income, respectively.

During the three months ended June 30, 2017, we generated $25.8 million of net interest income, consisting of $34.6 million of interest income from RMBS assets offset by $8.8 million of interest expense on borrowings.  For the three months ended June 30, 2016, we generated $15.9 million of net interest income, consisting of $19.2 million of interest income from RMBS assets offset by $3.3 million of interest expense on borrowings.  As in the six months ended June 30, 2017, the increased interest income and interest expense for the three months ended June 30, 2017, as compared to the same period in 2016, reflects a combination of the growth of our portfolio and increased yields on the portfolio and costs of borrowings.

On an economic basis, our interest expense on repurchase liabilities for the three months ended June 30, 2017 and 2016 was $12.4 million and $5.5 million, respectively, resulting in $22.2 million and $13.7 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2017 and 2016 and each quarter during 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2017	$3,499,922	$34,579	3.95%	$3,164,532	$8,763	$12,417	1.11%	1.57%
March 31, 2017	3,142,095	32,311	4.11%	2,922,157	6,715	9,908	0.92%	1.36%
December 31, 2016	2,761,836	25,068	3.63%	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,362,377	22,358	3.79%	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,100,151	19,235	3.66%	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	2,067,527	20,466	3.96%	1,962,901	3,319	5,252	0.68%	1.07%
Six Months Ended
June 30, 2017	$3,321,009	$66,890	4.03%	$3,043,344	$15,478	$22,325	1.02%	1.47%
June 30, 2016	2,083,839	39,701	3.81%	1,981,529	6,649	10,792	0.67%	1.09%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2017	$25,816	$22,162	2.84%	2.38%
March 31, 2017	25,596	22,403	3.19%	2.75%
December 31, 2016	20,092	17,125	2.85%	2.38%
September 30, 2016	18,379	15,719	3.06%	2.57%
June 30, 2016	15,905	13,695	2.99%	2.55%
March 31, 2016	17,147	15,214	3.28%	2.89%
Six Months Ended
June 30, 2017	$51,412	$44,565	3.01%	2.56%
June 30, 2016	33,052	28,909	3.14%	2.72%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 30 and 31 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 31 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Income and Average Asset Yield

Our interest income for the six months ended June 30, 2017 and 2016 was $66.9 million and $39.7 million, respectively.  We had average RMBS holdings of $3,321.0 million and $2,083.8 million for the six months ended June 30, 2017 and 2016, respectively.  The yield on our portfolio was 4.03% and 3.81% for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, there was a $27.2 million increase in interest income due to a $1,237.2 million increase in average RMBS, combined with a 22 basis point ("bps") increase in the yield on average RMBS.  The increase in average RMBS during the six months ended June 30, 2017 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

Our interest income for the three months ended June 30, 2017 and 2016 was $34.6 million and $19.2 million, respectively.  We had average RMBS holdings of $3,499.9 million and $2,100.2 million for the three months ended June 30, 2017 and 2016, respectively.  The yield on our portfolio was 3.95% and 3.66% for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, there was a $15.3 million increase in interest income due to a $1,399.8 million increase in average RMBS, combined with a 29 bps increase in the yield on average RMBS.  The increase in average RMBS during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, reflects the deployment of the proceeds of our net capital raising activities.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the six months ended June 30, 2017 and 2016, and for each quarter during 2017 and 2016.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2017	$3,349,042	$150,880	$3,499,922	$32,479	$2,100	$34,579	3.88%	5.57%	3.95%
March 31, 2017	2,990,937	151,158	3,142,095	29,772	2,539	32,311	3.98%	6.72%	4.11%
December 31, 2016	2,628,967	132,869	2,761,836	23,647	1,421	25,068	3.60%	4.28%	3.63%
September 30, 2016	2,257,480	104,897	2,362,377	21,898	460	22,358	3.88%	1.75%	3.79%
June 30, 2016	2,006,392	93,759	2,100,151	19,072	163	19,235	3.80%	0.70%	3.66%
March 31, 2016	1,968,690	98,837	2,067,527	19,682	784	20,466	4.00%	3.17%	3.96%
Six Months Ended
June 30, 2017	$3,169,990	$151,019	$3,321,009	$62,251	$4,639	$66,890	3.93%	6.14%	4.03%
June 30, 2016	1,987,541	96,298	2,083,839	38,754	947	39,701	3.90%	1.97%	3.81%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,043.3 million and $1,981.5 million and total interest expense of $15.5 million and $6.6 million for the six months ended June 30, 2017 and 2016, respectively. Our average cost of funds was 1.02% for the six months ended June 30, 2017, compared to 0.67% for the comparable period in 2016.  There was a $1,061.8 million increase in average outstanding borrowings during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  The higher cost of funds for the six months ended June 30, 2017, compared to the same period in 2016, reflects the higher short-term rates as presented in the table below.  The increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $22.3 million and $10.8 million for the six months ended June 30, 2017 and 2016, respectively. There was a 38 bps increase in the average economic cost of funds to 1.47% for the six months ended June 30, 2017 from 1.09% for the six months ended June 30, 2016.  The increase in economic interest expense was due to the increase in average outstanding borrowings during the six months ended June 30, 2017, combined with the negative performance of our derivative agreements attributed to the current period.

We had average outstanding borrowings of $3,164.5 million and $2,000.2 million and total interest expense of $8.8 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively. Our average cost of funds was 1.11% and 0.67% for three months ended June 30, 2017 and 2016, respectively.  There was a 44 bps increase in the average cost of funds and a $1,164.4 million increase in average outstanding borrowings during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  As in the six months ended June 30, 2017,the higher cost of funds for the three months ended June 30, 2017, compared to the same period in 2016, reflects higher short-term rates, and the increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $12.4 million and $5.5 million for the three months ended June 30, 2017 and 2016, respectively. There was a 46 bps increase in the average economic cost of funds to 1.57% for the three months ended June 30, 2017 from 1.11% for the three months ended June 30, 2016. The increase in economic interest expense during the three months ended June 30, 2017 was due to a combination of the increase in average outstanding borrowings, higher average interest rates charged for those borrowings, and the negative performance of our derivative agreements attributed to the current period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 6 bps above the average one-month LIBOR and 32 bps below the average six-month LIBOR for the quarter ended June 30, 2017.  Our average economic cost of funds was 52 bps above the average one-month LIBOR and 14 bps above the average six-month LIBOR for the quarter ended June 30, 2017. The average term to maturity of the outstanding repurchase agreements increased to 18 days at June 30, 2017 from 15 days at December 31, 2016.

The tables below present the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2017 and 2016, and for each quarter in 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2017	$3,164,532	$8,763	$12,417	1.11%	1.57%
March 31, 2017	2,922,157	6,715	9,908	0.92%	1.36%
December 31, 2016	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	1,962,901	3,319	5,252	0.68%	1.07%
Six Months Ended
June 30, 2017	$3,043,344	$15,478	$22,325	1.02%	1.47%
June 30, 2016	1,981,529	6,649	10,792	0.67%	1.09%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
June 30, 2017	1.05%	1.43%	0.06%	(0.32)%	0.52%	0.14%
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%
December 31, 2016	0.62%	1.28%	0.16%	(0.50)%	0.63%	(0.03)%
September 30, 2016	0.49%	1.09%	0.24%	(0.36)%	0.73%	0.13%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.67%	0.19%
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%
Six Months Ended
June 30, 2017	0.94%	1.40%	0.08%	(0.38)%	0.53%	0.07%
June 30, 2016	0.42%	0.88%	0.25%	(0.21)%	0.67%	0.21%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2017 and 2016.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Realized gains on sales of RMBS	$2,585	$4,253	$(1,668)	$3,935	$10	$3,925
Unrealized (losses) gains on RMBS	(32,048)	8,049	(40,097)	(17,090)	4,262	(21,352)
Total (losses) gains on RMBS	(29,463)	12,302	(41,765)	(13,155)	4,272	(17,427)
Losses on interest rate futures	(17,302)	(32,677)	15,375	(12,880)	(6,197)	(6,683)
Losses on interest rate swaps	(4,175)	(4,629)	454	(4,178)	(4,608)	430
Gains on receiver swaptions	-	36	(36)	-	-	-
Losses on TBA securities	(2,384)	(1,911)	(473)	(2,384)	(786)	(1,598)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2017 and 2016, we received proceeds of $3,065.0 million and $1,327.5 million, respectively, from the sales of RMBS.  During the three months ended June 30, 2017 and 2016, we received proceeds of $1,657.3 million and $586.3 million, respectively, from the sales of RMBS, including sales settling in subsequent periods.

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

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the six and three months ended June 30, 2017, the Company's total operating expenses were approximately $5.3 million and $2.9 million, respectively, compared to approximately $4.3 million and $2.1 million, respectively, for the six and three months ended June 30, 2016.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2017 and 2016.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Management fees	$2,702	$1,916	$786	$1,400	$945	$455
Overhead allocation	756	626	130	388	329	59
Accrued incentive compensation	230	385	(155)	218	214	4
Directors fees and liability insurance	508	527	(19)	232	245	(13)
Audit, legal and other professional fees	389	461	(72)	219	215	4
Other direct REIT operating expenses	496	239	257	265	99	166
Other expenses	200	161	39	140	87	53
Total expenses	$5,281	$4,315	$966	$2,862	$2,134	$728

We are externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2018 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company's equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company's equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company's equity that is greater than $500 million.

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

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2017, our RMBS portfolio consisted of $3,737.8 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.38%.  During the six months ended June 30, 2017, we received principal repayments of $155.3 million compared to $109.4 million for the six months ended June 30, 2016.  The average prepayment speeds for the quarters ended June 30, 2017 and 2016 were 9.5% and 11.0%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2017	7.0	12.7	9.5
March 31, 2017	7.5	14.3	9.9
December 31, 2016	9.7	18.4	12.2
September 30, 2016	8.9	17.9	11.7
June 30, 2016	8.4	15.9	11.0
March 31, 2016	5.5	12.4	8.2

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of June 30, 2017 and December 31, 2016:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2017
Adjustable Rate RMBS	$1,929	0.1%	3.52%	212	1-Sep-35	0.83	10.04%	2.00%
Fixed Rate RMBS	3,545,614	94.9%	4.42%	345	1-Jul-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	42,881	1.1%	2.55%	307	1-Aug-43	67.03	7.55%	2.00%
Total Mortgage-backed Pass-through	3,590,424	96.1%	4.39%	344	1-Jul-47	NA	NA	NA
Interest-Only Securities	102,552	2.7%	3.74%	267	15-Apr-47	NA	NA	NA
Inverse Interest-Only Securities	44,851	1.2%	5.02%	324	25-Feb-47	NA	6.22%	NA
Total Structured RMBS	147,403	3.9%	4.13%	284	15-Apr-47	NA	NA	NA
Total Mortgage Assets	$3,737,827	100.0%	4.38%	342	1-Jul-47	NA	NA	NA
December 31, 2016
Adjustable Rate RMBS	$2,062	0.1%	3.50%	219	1-Sep-35	5.67	10.05%	2.00%
Fixed Rate RMBS	2,826,694	93.5%	4.21%	325	1-Dec-46	NA	NA	NA
Hybrid Adjustable Rate RMBS	45,459	1.5%	2.55%	313	1-Aug-43	73.08	7.55%	2.00%
Total Mortgage-backed Pass-through	2,874,215	95.1%	4.19%	324	1-Dec-46	NA	NA	NA
Interest-Only Securities	69,726	2.3%	3.59%	235	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	78,233	2.6%	5.40%	338	25-Dec-46	NA	6.14%	NA
Total Structured RMBS	147,959	4.9%	4.55%	290	25-Dec-46	NA	NA	NA
Total Mortgage Assets	$3,022,174	100.0%	4.20%	323	25-Dec-46	NA	NA	NA

($ in thousands)
	June 30, 2017		December 31, 2016
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,621,464	70.1%	$2,226,893	73.7%
Freddie Mac	1,107,792	29.6%	785,496	26.0%
Ginnie Mae	8,571	0.3%	9,785	0.3%
Total Portfolio	$3,737,827	100.0%	$3,022,174	100.0%

	June 30, 2017	December 31, 2016
Weighted Average Pass-through Purchase Price	$108.36	$108.64
Weighted Average Structured Purchase Price	$14.60	$15.39
Weighted Average Pass-through Current Price	$107.71	$107.14
Weighted Average Structured Current Price	$14.29	$15.49
Effective Duration (1)	2.244	4.579

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 2.244 indicates that an interest rate increase of 1.0% would be expected to cause a 2.244% decrease in the value of the RMBS in the Company's investment portfolio at June 30, 2017.  An effective duration of 4.579 indicates that an interest rate increase of 1.0% would be expected to cause a 4.579% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2016. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2017 and 2016.

($ in thousands)
	2017			2016
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$3,906,120	$108.29	2.74%	$1,470,881	$109.24	2.28%
Structured RMBS	59,272	16.34	5.03%	18,554	11.67	2.18%

Borrowings

As of June 30, 2017, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 19 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest at the prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2017, we had obligations outstanding under the repurchase agreements of approximately $3,278.5 million with a net weighted average borrowing cost of 1.30%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 91 days, with a weighted average remaining maturity of 18 days.  Securing the repurchase agreement obligations as of June 30, 2017 are RMBS with an estimated fair value, including accrued interest, of approximately $3,464.7 million and a weighted average maturity of 313 months, and cash pledged to counterparties of approximately $6.5 million.  Through August 1, 2017, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2017 with maturities through October 30, 2017.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2017 and 2016.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
June 30, 2017	$3,278,456	$3,164,532	$113,924	3.60%
March 31, 2017	3,050,608	2,922,157	128,451	4.40%
December 31, 2016	2,793,705	2,545,901	247,804	9.73%
September 30, 2016	2,298,097	2,179,462	118,635	5.44%
June 30, 2016	2,060,827	2,000,158	60,669	3.03%
March 31, 2016	1,939,489	1,962,901	(23,412)	(1.19)%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2017, haircuts on our pledged collateral remained stable and as of June 30, 2017, our weighted average haircut was approximately 5.4% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,278,456	$-	$-	$-	$3,278,456
Interest expense on repurchase agreements(1)	4,246	-	-	-	4,246
Totals	$3,282,702	$-	$-	$-	$3,282,702

(1)	Interest expense on repurchase agreements is based on current interest rates as of June 30, 2017 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of June 30, 2017, we had cash and cash equivalents of $199.8 million.  We generated cash flows of $219.3 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,043.3 million during the six months ended June 30, 2017.

Stockholders' Equity

On July 29, 2016, we entered into an equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  We issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate gross proceeds of $110.0 million, and net proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination.

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 2017,  (the "May 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. Through June 30, 2017, we issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees.

Outlook

Interest Rates and the MBS Market

The developments that began to unfold during the first quarter and early second quarter of 2017 continued during the balance of the second quarter and early third quarter.  Economic data – particularly inflation data – softened significantly. The Trump administration (the "Administration") appears to have lost most, if not all, of its momentum with respect to its legislative agenda.  The Administration's attempts to repeal and replace the Affordable Care Act thus far have failed and the Administration will now likely face a political battle over the budget and debt ceiling early this fall.  The Administration continues to deal with the ongoing investigation into potential collusion with Russian officials in the 2016 presidential election.  The Federal Reserve (the "Fed"), in spite of the fact that it raised rates by another 25 basis points in June and may announce a tapering of its asset purchases in September, has turned more dovish of late, particularly the Chairwoman of the Fed.

The equity markets were flush with optimism as we entered 2017, and with a pro-business administration taking the reins in Washington, risk assets generally rallied. The stock market has continued to rally into the second and early third quarter, although not for the reasons anticipated.  The economic data has been generally soft. Inflation data in particular has made a significant reversal, and now all measures of consumer inflation are well below levels seen at the end of 2016.  Initially the Fed, in particular the Chairwoman, discounted the softness due to short-term, transitory causes such as cellular phone and prescription drug cost declines that were viewed as unsustainable.  This rhetoric has reversed.  The market – especially the Euro Dollar and U.S. treasury futures markets, including Fed Funds futures – have priced out most future Fed rate hikes.  Current pricing implies at most one more rate hike by the end of 2018.  This is in sharp contrast to projections by the Fed, which call for one more rate hike this year and three next year and a terminal rate near 3 percent.  While the market still expects the Fed to announce a tapering of their re-investment of maturing U.S. treasury and MBS holdings – likely after the conclusion of its September meeting – the market views any such actions as likely to suppress already low inflation, and the interest rate curve flattened.  During the second quarter, the spread between the 5-year and 30-year U.S. treasuries declined from approximately 110 basis points at the beginning of the second quarter to less than 95 basis points at quarter end.  The absence of meaningful inflationary pressures is pervasive – as both Europe and Asia are experiencing subdued inflation as well.  The equity markets have rallied with the prospects of less Fed rate hiking and low inflation, and, therefore, lower long-term rates are expected to persist for the short to medium term.  Yields on benchmark U.S treasury securities were slightly higher on the curve out to 4 years – reflecting the 25 basis point hike in June.  Yields beyond the 4 year point of the curve declined modestly.

The mortgage market had mixed results for the second quarter.  Current coupon, 30-year mortgages traded at slightly tighter spreads to comparable duration U.S. treasuries at the end of the quarter, tightening approximately 1 to 2 basis points, and tightening another 3 or 4 basis points since the end of the quarter.  Higher coupon mortgages underperformed comparable duration U.S. treasuries and lower coupon mortgages.  Prepayment speeds remained subdued in spite of the rally in longer maturities of the U.S. treasury curve.

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

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate over the balance of 2017 and beyond.  The Fed has also strongly hinted that it will begin to reduce its holdings of Agency MBS and U.S. treasuries, probably shortly after its September meeting.

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

If Fannie Mae and Freddie Mac were to modify or end their repurchase programs, our investment portfolio could be negatively impacted.

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

We believe that we have ample borrowing capacity. However, since January 12, 2016, in response to the Final Rule on FHLB membership (described above), we replaced $187.5 million of FHLB advances held as of December 31, 2015 with borrowings from other counterparties under repurchase agreements. The Final Rule on FHLB membership required the termination of Orchid Island Casualty's FHLBC membership prior to February 19, 2017. As of June 30, 2017, we have fully withdrawn from FHLB membership and redeemed all of our shares. We do not expect these regulatory changes to materially adversely affect our core business and operations.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

As we entered the first quarter of 2017, risk assets were performing very well as the Trump administration took office and appeared to be very pro-business.  The markets looked forward to a roll back of recently expanding regulations across many industries, a new and hopefully improved health care act, tax reform and possibly much needed infrastructure spending to refurbish the nation's aging roads, highways, bridges and airports.  While the Administration made bold promises, it has yet to deliver on many of these promises, and the markets have essentially assumed little, if any, of these initiatives will occur this year.  Geopolitical events surfaced in early April, specifically in the Middle East and the Korean peninsula.  Incoming economic data throughout the second quarter was generally below expectations and inflation data meaningfully reversed.  In the case of the core Consumer Price Index, ("CPI") measure, the year over year figure moved from 2.3% in January 2017 to 1.7% by May.  The market has materially reduced its expectations of future rate hikes and now – based on Fed funds and U.S. treasury futures pricing – expects at most one more rate hike by the end of 2018.  The market does expect the Fed to announce its tapering program – of reinvesting maturing U.S. treasury and MBS holdings – soon, probably in September.  We believe that these steps would keep already low inflationary pressures from becoming a problem.  Equity markets have rallied and the U.S. treasury curve has flattened.  The RMBS market had mixed results in the second quarter, with lower/current coupon, 30-year mortgages trading to slightly tighter spreads to comparable duration U.S. treasuries, and even tighter since quarter end.  Higher coupon, 30-year mortgages widened and were essentially unchanged in price for the quarter in spite of longer maturity U.S. treasury yields decreasing approximately 8 basis points.  Assuming the Fed does indeed reduce the reinvestment of its MBS pay-downs as the market expects, we do not believe that the market will be likely to suffer a material widening of spreads to comparable duration U.S. treasuries, as this action has been communicated to the markets very effectively by the Fed and the market has had ample opportunity to price this into security prices.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

At June 30, 2017, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017 - YTD(1)	0.980	36,977
Totals	$8.135	$144,418

(1)
On July 12, 2017, the Company declared a dividend of $0.14 per share to be paid on August 10, 2017.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of June 30, 2017.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2017 and December 31, 2016, assuming rates instantaneously fall 100 bps, fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2017
-100 Basis Points	(1.36)%	(12.20)%
-50 Basis Points	(0.66)%	(5.86)%
+50 Basis Points	(0.01)%	(0.10)%
+100 Basis Points	(0.64)%	(5.74)%
As of December 31, 2016
-100 Basis Points	0.55%	4.96%
-50 Basis Points	0.55%	4.97%
+50 Basis Points	(0.95)%	(8.61)%
+100 Basis Points	(2.20)%	(19.98)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2017, we had unrestricted cash and cash equivalents of $199.8 million and unpledged securities of approximately $286.9 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents share repurchase activity for the three months ended June 30, 2017.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
April	-	$-	-	783,757
May	-	-	-	783,757
June	484	9.93	-	783,757
Totals / Weighted Average	484	$9.93	-

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

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2017.

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

10.1
Amended and Restated Equity Distribution Agreement dated May 10, 2017, by and between the Company, Bimini Advisors, LLC, Ladenberg Thalman & Co. Inc and MUFG Securities Americas Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 10, 2017 and incorporated herein by reference).

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

Orchid Island Capital, Inc.
Registrant

Date: August 1, 2017	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: August 1, 2017	By:	/s/ G. Hunter Haas, IV
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

10.1
Amended and Restated Equity Distribution Agreement dated May 10, 2017, by and between the Company, Bimini Advisors, LLC, Ladenberg Thalman & Co. Inc and MUFG Securities Americas Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 10, 2017 and incorporated herein by reference).

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