Form 10-Q
period 2017-09-30
Orchid Island Capital, Inc.
filed 2017-10-27
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Number of shares outstanding at October 27, 2017: 46,108,208

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,917,425	$2,972,290
Unpledged	12,915	49,884
Total mortgage-backed securities	3,930,340	3,022,174
Cash and cash equivalents	161,659	73,475
Restricted cash	19,629	20,950
Accrued interest receivable	15,410	11,512
Derivative assets, at fair value	16,871	10,365
Other assets	475	218
Total Assets	$4,144,384	$3,138,694

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,710,077	$2,793,705
Dividends payable	6,343	4,616
Derivative liabilities, at fair value	2,591	1,982
Accrued interest payable	4,815	1,826
Due to affiliates	762	566
Other liabilities	5,395	3,220
Total Liabilities	3,729,983	2,805,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 45,308,169 shares issued and outstanding as of September 30, 2017 and 32,962,919 shares issued
and outstanding as of December 31, 2016	453	330
Additional paid-in capital	413,948	332,449
Retained earnings (accumulated deficit)	-	-
Total Stockholders' Equity	414,401	332,779
Total Liabilities and Stockholders' Equity	$4,144,384	$3,138,694
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2017 and 2016
($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Interest income	$105,864	$62,059	$38,974	$22,358
Interest expense	(28,116)	(10,629)	(12,638)	(3,979)
Net interest income	77,748	51,430	26,336	18,379
Realized gains on mortgage-backed securities	3,354	4,482	769	229
Unrealized (losses) gains on mortgage-backed securities	(35,601)	5,652	(3,553)	(2,398)
(Losses) gains on derivative instruments	(29,331)	(32,594)	(5,470)	6,587
FHLB stock dividends	-	14	-	-
Net portfolio income	16,170	28,984	18,082	22,797

Expenses:
Management fees	4,230	2,968	1,528	1,052
Allocated overhead	1,168	963	412	336
Accrued incentive compensation	439	598	209	212
Directors' fees and liability insurance	722	763	215	236
Audit, legal and other professional fees	547	654	157	193
Direct REIT operating expenses	816	426	320	187
Other administrative	259	215	58	55
Total expenses	8,181	6,587	2,899	2,271

Net income	$7,989	$22,397	$15,183	$20,526

Basic and diluted net income per share	$0.21	$0.99	$0.33	$0.85

Weighted Average Shares Outstanding	38,608,053	22,619,293	45,355,124	24,133,343

Dividends declared per common share	$1.26	$1.26	$0.42	$0.42
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2017
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2017	$330	$332,449	$-	$332,779
Net income	-	-	7,989	7,989
Cash dividends declared, $1.26 per share	-	(41,688)	(7,989)	(49,677)
Issuance of common stock pursuant to public offerings, net	123	122,734	-	122,857
Issuance of common stock pursuant to stock based
compensation plan	-	232	-	232
Amortization of stock based compensation	-	221	-	221
Balances, September 30, 2017	$453	$413,948	$-	$414,401
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2017 and 2016
($ in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,989	$22,397
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	453	492
Realized and unrealized losses (gains) on mortgage-backed securities	32,247	(10,134)
Realized and unrealized gains on interest rate swaptions	(827)	(36)
Realized and unrealized losses (gains) on interest rate swaps	1,398	(792)
Realized losses on forward settling to-be-announced securities	3,843	2,385
Changes in operating assets and liabilities:
Accrued interest receivable	(3,898)	(967)
Other assets	(170)	(93)
Accrued interest payable	2,989	1,010
Other liabilities	(601)	(204)
Due to affiliates	196	15
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,619	14,073

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(5,079,945)	(2,184,709)
Sales	3,890,959	1,717,612
Principal repayments	248,483	178,460
Redemption of FHLB stock	3	3,750
Payments on net settlement of to-be-announced securities	(7,945)	(2,145)
Purchase of interest rate swaptions, net of margin cash received	410	705
NET CASH USED IN INVESTING ACTIVITIES	(948,035)	(286,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	39,895,749	22,443,458
Principal payments on repurchase agreements	(38,979,377)	(21,944,174)
Principal payments on FHLB advances	-	(187,500)
Cash dividends	(47,950)	(28,864)
Proceeds from issuance of common stock, net of issuance costs	122,857	47,116
NET CASH PROVIDED BY FINANCING ACTIVITIES	991,279	330,036

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	86,863	57,782
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	94,425	69,959
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$181,288	$127,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,127	$9,619

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$-	$72,343
Securities sold settled in later period	-	27,509
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2017

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

On February 23, 2017, Orchid entered into another equity distribution agreement, as amended and restated on May 10, 2017, (the "May 2017 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. The Company issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination in August 2017.

On August 2, 2017, Orchid entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through September 30, 2017, the Company has not issued any shares under the August 2017 Equity Distribution Agreement.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

(in thousands)
	September 30, 2017	December 31, 2016
Cash and cash equivalents	$161,659	$73,475
Restricted cash	19,629	20,950
Total cash, cash equivalents and restricted cash	$181,288	$94,425

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2017, the Company's cash deposits exceeded federally insured limits by approximately $158.1 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through ("PT") certificates, collateralized mortgage obligations, and interest-only ("IO") securities and inverse interest-only ("IIO") securities representing interest in or obligations backed by pools of RMBS. The Company has elected to account for its investment in RMBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of September 30, 2017 and December 31, 2016 due to the short-term nature of these financial instruments.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of September 30, 2017 and December 31, 2016:

(in thousands)
	September 30, 2017	December 31, 2016
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$42,201	$45,459
Adjustable-rate Mortgages	1,783	2,062
Fixed-rate Mortgages	3,740,658	2,826,694
Total Pass-Through Certificates	3,784,642	2,874,215
Structured RMBS Certificates:
Interest-Only Securities	90,551	69,726
Inverse Interest-Only Securities	55,147	78,233
Total Structured RMBS Certificates	145,698	147,959
Total	$3,930,340	$3,022,174

The following table summarizes the Company's RMBS portfolio as of September 30, 2017 and December 31, 2016, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2017	December 31, 2016
Greater than one year and less than five years	$52	$157
Greater than five years and less than ten years	2,771	277
Greater than or equal to ten years	3,927,517	3,021,740
Total	$3,930,340	$3,022,174

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2017, the Company had met all margin call requirements.

As of September 30, 2017, the Company had outstanding repurchase obligations of approximately $3,710.1 million with a net weighted average borrowing rate of 1.37%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,932.6 million, and cash pledged to the counterparties of approximately $12.0 million.  As of December 31, 2016, the Company had outstanding repurchase obligations of approximately $2,793.7 million with a net weighted average borrowing rate of 1.00%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $2,970.9 million, and cash pledged to the counterparties of approximately $10.8 million.

As of September 30, 2017 and 2016, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2017
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,506,628	$941,339	$484,607	$3,932,574
Repurchase agreement liabilities associated with
these securities	$-	$2,358,459	$897,376	$454,242	$3,710,077
Net weighted average borrowing rate	-	1.34%	1.34%	1.57%	1.37%
December 31, 2016
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,284,815	$686,065	$-	$2,970,880
Repurchase agreement liabilities associated with
these securities	$-	$2,154,766	$638,939	$-	$2,793,705
Net weighted average borrowing rate	-	1.01%	0.96%	-	1.00%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2017, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $227.9 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at September 30, 2017 and December 31, 2016.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2017 and December 31, 2016.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2017	December 31, 2016
Assets
Interest rate swaps	Derivative assets, at fair value	$10,693	$10,302
Payer swaptions	Derivative assets, at fair value	3,194	-
TBA securities	Derivative assets, at fair value	2,984	63
Total derivative assets, at fair value		$16,871	$10,365

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$2,591	$802
TBA securities	Derivative liabilities, at fair value	-	1,180
Total derivative liabilities, at fair value		$2,591	$1,982

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$6,193	$9,419
TBA securities	Restricted cash	-	446
TBA securities	Other liabilities	(1,867)	-
Interest rate swaption contracts	Other liabilities	(2,776)	-
Interest rate swap contracts	Restricted cash	1,437	-
Total margin balances on derivative contracts		$2,987	$9,865

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at September 30, 2017 and December 31, 2016.

($ in thousands)
	September 30, 2017
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2017	$1,000,000	1.62%	1.48%	$(340)
2018	1,000,000	1.84%	1.73%	(1,091)
2019	1,000,000	2.09%	1.98%	(1,138)
2020	925,000	2.62%	2.13%	(4,505)
Total / Weighted Average	$976,923	2.13%	1.91%	$(7,074)

Treasury Note Futures Contracts (Short Position)(2)
September 2017 10-year T-Note futures
(Sep 2017 - Sep 2027 Hedge Period)	$115,000	1.98%	2.16%	$(81)

($ in thousands)
	December 31, 2016
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2017	$600,000	1.48%	1.28%	$(1,206)
2018	600,000	1.81%	1.82%	76
2019	675,000	2.00%	2.21%	1,429
2020	700,000	2.65%	2.45%	(1,394)
Total / Weighted Average	$643,750	2.01%	1.97%	$(1,095)

Treasury Note Futures Contracts (Short Position)(2)
March 2017 10 year T-Note futures
(Mar 2017 - Mar 2027 Hedge Period)	$465,000	2.27%	2.24%	$(3,134)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $125.31 at September 30, 2017 and $124.28 at December 31, 2016.  The notional contract values of the short positions were $144.1 million and $577.9 million at September 30, 2017 and December 31, 2016, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate ("LIBOR") ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at September 30, 2017 and December 31, 2016.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
September 30, 2017
Expiration > 1 to ≤ 3 years	$650,000	1.09%	1.31%	$10,318	2.3
Expiration > 3 to ≤ 5 years	360,000	2.05%	1.32%	(2,216)	4.5
	$1,010,000	1.43%	1.31%	$8,102	3.1
December 31, 2016
Expiration > 3 to ≤ 5 years	$700,000	1.20%	0.91%	$9,500	3.4

The table below presents information related to the Company's interest rate swaption positions at September 30, 2017.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
Payer Swaptions
≤ 1 year	$2,367	$3,194	11.0	$200,000	2.16%	3 Month	6.0

The following table summarizes our contracts to purchase and sell TBA securities as of September 30, 2017 and December 31, 2016.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
September 30, 2017
30-Year TBA securities:
3.0%	$(300,000)	$(303,773)	$(300,789)	$2,984
December 31, 2016
30-Year TBA securities:
3.0%	$(100,000)	$(99,406)	$(99,344)	$62
4.0%	(100,000)	(103,898)	(105,078)	(1,180)
Total	$(200,000)	$(203,304)	$(204,422)	$(1,118)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2017 and 2016.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Eurodollar futures contracts (short positions)	$(6,955)	$(17,507)	$607	$1,194
T-Note futures contracts (short position)	(16,190)	(12,288)	(6,450)	1,688
Interest rate swaps	(3,170)	(450)	1,005	4,179
Receiver swaptions	-	36	-	-
Payer swaptions	827	-	827	-
Net TBA securities	(3,843)	(2,385)	(1,459)	(474)
Total	$(29,331)	$(32,594)	$(5,470)	$6,587

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements, prime brokerage clearing accounts, derivative agreements and insurance capital by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2017 and December 31, 2016.

(in thousands)
	September 30, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT RMBS - fair value	$3,779,375	$-	$3,779,375
Structured RMBS - fair value	138,050	-	138,050
Accrued interest on pledged securities	15,150	-	15,150
Restricted cash	11,999	7,630	19,629
Total	$3,944,574	$7,630	$3,952,204

(in thousands)
	December 31, 2016
	Repurchase	Clearing	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Margin	Agreements	Capital(1)	Total
PT RMBS - fair value	$2,854,062	$-	$-	$1,065	$2,855,127
Structured RMBS - fair value	106,195	10,968	-	-	117,163
Accrued interest on pledged securities	10,623	266	-	4	10,893
Restricted cash	10,835	-	9,865	250	20,950
Total	$2,981,715	$11,234	$9,865	$1,319	$3,004,133

(1)	Orchid Island Casualty, Inc. was required to maintain sufficient capital in the form of cash and securities to protect it against losses.

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of September 30, 2017 and December 31, 2016.

(in thousands)
	September 30, 2017			December 31, 2016
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$253	$4,643	$4,896	$1,029	$-	$1,029
PT RMBS - fair value	1,768	-	1,768	-	-	-
U.S. Treasury securities - fair value	-	-	-	3,438	-	3,438
Total	$2,021	$4,643	$6,664	$4,467	$-	$4,467

PT RMBS and U.S. Treasury securities received as margin under our repurchase agreements are not recorded in the consolidated balance sheets because the counterparty retains ownership of the security. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the consolidated balance sheets.

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2017 and December 31, 2016.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2017
Interest rate swaps	$10,693	$-	$10,693	$-	$-	$10,693
Interest rate swaptions	3,194	-	3,194	-	(2,776)	418
TBA securities	2,984	-	2,984	-	(1,867)	1,117
	$16,871	$-	$16,871	$-	$(4,643)	$12,228
December 31, 2016
Interest rate swaps	$10,302	$-	$10,302	$-	$-	$10,302
TBA securities	63	-	63	-	(63)	-
	$10,365	$-	$10,365	$-	$(63)	$10,302

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2017
Repurchase Agreements	$3,710,077	$-	$3,710,077	$(3,698,078)	$(11,999)	$-
Interest rate swaps	2,591	-	2,591	-	(1,437)	1,154
	$3,712,668	$-	$3,712,668	$(3,698,078)	$(13,436)	$1,154
December 31, 2016
Repurchase Agreements	$2,793,705	$-	$2,793,705	$(2,782,870)	$(10,835)	$-
Interest rate swaps	802	-	802	-	(802)	-
TBA securities	1,180	-	1,180	-	(848)	332
	$2,795,687	$-	$2,795,687	$(2,782,870)	$(12,485)	$332

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2017 and 2016, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the three months ended March 31, 2016 and September 30, 2017.

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

From the inception of the share repurchase program through September 30, 2017, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.  No shares were repurchased during the year ended December 31, 2016 or the nine months ended September 30, 2017.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017 - YTD(1)	1.400	56,027
Totals	$8.555	$163,468

(1)
On October 11, 2017, the Company declared a dividend of $0.14 per share to be paid on November 10, 2017.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of September 30, 2017.

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

Restricted Stock Awards

The table below presents information related to the Company's restricted common stock at September 30, 2017 and 2016.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	8,000	$12.23	16,000	$12.23
Granted	-	-	-	-
Vested and issued	(8,000)	12.23	(8,000)	12.23
Unvested, end of period	-	$-	8,000	$12.23

Compensation expense during period		$33		$73
Unrecognized compensation expense, end of period		$-		$57
Intrinsic value, end of period		$-		$83
Weighted-average remaining vesting term (in years)		-		0.6

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2017 and 2016.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2017	2016
Fully vested shares granted(1)	25,848	37,695
Weighted average grant date price per share	$9.76	$10.05
Compensation expense related to fully vested common share awards(2)	$252	$379

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

The following table presents information related to Performance Units outstanding during the nine months ended September 30, 2017.

($ in thousands, except per share data)
	Nine Months Ended September, 30,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	45,305	$10.33	7,508	$13.32
Granted	15,707	9.55	41,500	10.00
Forfeited	-	-	(100)	10.00
Vested and issued	(14,490)	10.52	(2,252)	13.32
Unvested, end of period	46,522	$10.01	46,656	$10.37

Compensation expense during period		$188		$148
Unrecognized compensation expense, end of period		$217		$320
Intrinsic value, end of period		$474		$486
Weighted-average remaining vesting term (in years)		1.2		1.6

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2017.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the nine and three months ended September 30, 2017. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2017 and 2016.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per common share:
Net income - Basic and diluted	$7,989	$22,397	$15,183	$20,526
Weighted average common shares:
Common shares outstanding at the balance sheet date	45,308	26,252	45,308	26,252
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	47	55	47	55
Effect of weighting	(6,747)	(3,688)	-	(2,174)
Weighted average shares-basic and diluted	38,608	22,619	45,355	24,133
Net Income per common share:
Basic and diluted	$0.21	$0.99	$0.33	$0.85

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Mortgage-backed securities	$3,930,340	$-	$3,930,340	$-
Interest rate swaps	8,102	-	8,102	-
Interest rate swaptions	3,194	-	3,194	-
TBA securities	2,984	-	2,984	-
December 31, 2016
Mortgage-backed securities	$3,022,174	$-	$3,022,174	$-
Interest rate swaps	9,500	-	9,500	-
TBA securities	(1,117)	-	(1,117)	-

During the nine and three months ended September 30, 2017 and 2016, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $5.4 million and $1.9 million for the nine and three months ended September 30, 2017, respectively, and approximately $3.9 million and $1.4 million for the nine and three months ended September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, the net amount due to affiliates was approximately $0.8 million and $0.6 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of September 30, 2017, Bimini owned 1,520,036 shares, or 3.4%, of the Company's common stock.

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

Overview

We are a specialty finance company that invests in residential mortgage-backed securities ("RMBS") which are issued and guaranteed by a federally chartered corporation or agency ("Agency RMBS"). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS ("PT RMBS") and (ii) structured Agency RMBS, such as collateralized mortgage obligations ("CMOs"), interest-only securities ("IOs"), inverse interest-only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency RMBS. We were formed by Bimini in August 2010, commenced operations on November 24, 2010 and completed our initial public offering ("IPO") on February 20, 2013.  We are externally managed by Bimini Advisors, a registered investment adviser with the Securities and Exchange Commission (the "SEC").

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

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 10, 2017, (the "May 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through September 30, 2017, we have not issued any shares under the August 2017 Equity Distribution Agreement.

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

Results of Operations

Described below are the Company's results of operations for the nine and three months ended September 30, 2017, as compared to the Company's results of operations for the nine and three months ended September 30, 2016.

Net Income Summary

Net income for the nine months ended September 30, 2017 was $8.0 million, or $0.21 per share. Net income for the nine months ended September 30, 2016 was $22.4 million, or $0.99 per share.  Net income for the three months ended September 30, 2017 was $15.2 million, or $0.33 per share. Net income for the three months ended September 30, 2016 was $20.5 million, or $0.85 per share.  The components of net income for the nine and three months ended September 30, 2017 and 2016, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended, September 30,
	2017	2016	Change	2017	2016	Change
Interest income	$105,864	$62,059	$43,805	$38,974	$22,358	$16,616
Interest expense	(28,116)	(10,629)	(17,487)	(12,638)	(3,979)	(8,659)
Net interest income	77,748	51,430	26,318	26,336	18,379	7,957
(Losses) gains on RMBS and derivative contracts	(61,578)	(22,446)	(39,132)	(8,254)	4,418	(12,672)
Net portfolio income	16,170	28,984	(12,814)	18,082	22,797	(4,715)
Expenses	(8,181)	(6,587)	(1,594)	(2,899)	(2,271)	(628)
Net income	$7,989	$22,397	$(14,408)	$15,183	$20,526	$(5,343)

GAAP and Non-GAAP Reconciliations

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "Net Earnings Excluding Realized and Unrealized Gains and Losses", "Economic Interest Expense" and "Economic Net Interest Income."

Net Earnings Excluding Realized and Unrealized Gains and Losses

We have elected to account for our Agency RMBS under the fair value option. Securities held under the fair value option are recorded at estimated fair value, with changes in the fair value recorded as unrealized gains or losses through the consolidated statements of operations.

In addition, we have not elected to designate our derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in the Company's consolidated statements of operations and not included in interest expense.  As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

Presenting net earnings excluding realized and unrealized gains allows management to: (i) isolate the net interest income and other expenses of the Company over time, free of all mark-to-market adjustments and (ii) assess the effectiveness of our funding and hedging strategies on our capital allocation decisions and our asset allocation performance. Our funding and hedging strategies, capital allocation and asset selection are integral to our risk management strategy, and therefore critical to the management of our portfolio.  We believe that the presentation of our net earnings excluding realized and unrealized gains is useful to investors because it provides a means of comparing our results of operations to those of our peers who have not elected the same accounting treatment. Our presentation of net earnings excluding realized and unrealized gains and losses may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, net earnings excluding realized and unrealized gains and losses should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP.  The table below presents a reconciliation of our net income (loss) determined in accordance with GAAP and net earnings excluding realized and unrealized gains.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
September 30, 2017	$15,183	$(8,254)	$23,437	$0.33	$(0.18)	$0.52
June 30, 2017	(9,643)	(32,597)	22,954	(0.26)	(0.88)	0.62
March 31, 2017	2,449	(20,727)	23,176	0.07	(0.63)	0.70
December 31, 2016	(20,419)	(38,003)	17,584	(0.72)	(1.33)	0.62
September 30, 2016	20,526	4,418	16,108	0.85	0.18	0.67
June 30, 2016	6,463	(7,319)	13,782	0.29	(0.33)	0.63
March 31, 2016	(4,591)	(19,561)	14,970	(0.21)	(0.90)	0.69
Nine Months Ended
September 30, 2017	$7,989	$(61,578)	$69,567	$0.21	$(1.59)	$1.80
September 30, 2016	22,397	(22,460)	44,857	0.99	(0.99)	1.98

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments.

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

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2017	$(5,470)	$(1,459)	$(3,754)	$(257)
June 30, 2017	(19,442)	(2,384)	(3,654)	(13,404)
March 31, 2017	(4,419)	-	(3,193)	(1,226)
December 31, 2016	23,207	(133)	(2,967)	26,307
September 30, 2016	6,587	(474)	(2,660)	9,721
June 30, 2016	(11,591)	(786)	(2,210)	(8,595)
March 31, 2016	(27,590)	(1,125)	(1,933)	(24,532)
Nine Months Ended
September 30, 2017	$(29,331)	$(3,843)	$(10,601)	$(14,887)
September 30, 2016	(32,594)	(2,385)	(6,803)	(23,406)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
September 30, 2017	$38,974	$12,638	$(3,754)	$16,392	$26,336	$22,582
June 30, 2017	34,579	8,763	(3,654)	12,417	25,816	22,162
March 31, 2017	32,311	6,715	(3,193)	9,908	25,596	22,403
December 31, 2016	25,068	4,976	(2,967)	7,943	20,092	17,125
September 30, 2016	22,358	3,979	(2,660)	6,639	18,379	15,719
June 30, 2016	19,235	3,330	(2,210)	5,540	15,905	13,695
March 31, 2016	20,466	3,319	(1,933)	5,252	17,147	15,214
Nine Months Ended
September 30, 2017	$105,864	$28,116	$(10,601)	$38,717	$77,748	$67,147
September 30, 2016	62,059	10,629	(6,803)	17,431	51,430	44,628
(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the nine months ended September 30, 2017, we generated $77.7 million of net interest income, consisting of $105.9 million of interest income from RMBS assets offset by $28.1 million of interest expense on borrowings.  For the comparable period ended September 30, 2016, we generated $51.4 million of net interest income, consisting of $62.1 million of interest income from RMBS assets offset by $10.6 million of interest expense on borrowings.   The $43.8 million increase in interest income and $17.5 million increase in interest expense for the nine months ended September 30, 2017 primarily reflects the growth of our portfolio fueled by our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the nine months ended September 30, 2017 and 2016 was $38.7 million and $17.4 million, respectively, resulting in $67.1 million and $44.6 million of economic net interest income, respectively.

During the three months ended September 30, 2017, we generated $26.3 million of net interest income, consisting of $39.0 million of interest income from RMBS assets offset by $12.6 million of interest expense on borrowings.  For the three months ended September 30, 2016, we generated $18.4 million of net interest income, consisting of $22.4 million of interest income from RMBS assets offset by $4.0 million of interest expense on borrowings.  As in the nine months ended September 30, 2017, the increased interest income and interest expense for the three months ended September 30, 2017, as compared to the same period in 2016, reflects a combination of the growth of our portfolio and increased yields on the portfolio and costs of borrowings.

On an economic basis, our interest expense on repurchase liabilities for the three months ended September 30, 2017 and 2016 was $16.4 million and $6.6 million, respectively, resulting in $22.6 million and $15.7 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2017 and 2016 and each quarter during 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2017	$3,834,083	$38,974	4.07%	$3,494,266	$12,638	$16,392	1.45%	1.88%
June 30, 2017	3,499,922	34,579	3.95%	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	3,142,095	32,311	4.11%	2,922,157	6,715	9,908	0.92%	1.36%
December 31, 2016	2,761,836	25,068	3.63%	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,362,377	22,358	3.79%	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,100,151	19,235	3.66%	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	2,067,527	20,466	3.96%	1,962,901	3,319	5,252	0.68%	1.07%
Nine Months Ended
September 30, 2017	$3,492,033	$105,864	4.04%	$3,193,652	$28,116	$38,717	1.17%	1.62%
September 30, 2016	2,176,685	62,059	3.80%	2,047,507	10,629	17,431	0.69%	1.14%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2017	$26,336	$22,582	2.62%	2.19%
June 30, 2017	25,816	22,162	2.84%	2.38%
March 31, 2017	25,596	22,403	3.19%	2.75%
December 31, 2016	20,092	17,125	2.85%	2.38%
September 30, 2016	18,379	15,719	3.06%	2.57%
June 30, 2016	15,905	13,695	2.99%	2.55%
March 31, 2016	17,147	15,214	3.28%	2.89%
Nine Months Ended
September 30, 2017	$77,748	$67,147	2.87%	2.42%
September 30, 2016	51,430	44,628	3.11%	2.66%

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

Interest Income and Average Asset Yield

Our interest income for the nine months ended September 30, 2017 and 2016 was $105.9 million and $62.1 million, respectively.  We had average RMBS holdings of $3,492.0 million and $2,176.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The yield on our portfolio was 4.04% and 3.80% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, there was a $43.8 million increase in interest income due to a $1,315.3 million increase in average RMBS, combined with a 24 basis point ("bps") increase in the yield on average RMBS.  The increase in average RMBS during the nine months ended September 30, 2017 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

Our interest income for the three months ended September 30, 2017 and 2016 was $39.0 million and $22.4 million, respectively.  We had average RMBS holdings of $3,834.1 million and $2,362.4 million for the three months ended September 30, 2017 and 2016, respectively.  The yield on our portfolio was 4.07% and 3.79% for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, there was a $16.6 million increase in interest income due to a $1,471.7 million increase in average RMBS, combined with a 28 bps increase in the yield on average RMBS.  The increase in average RMBS during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, reflects the deployment of the proceeds of our net capital raising activities.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the nine months ended September 30, 2017 and 2016, and for each quarter during 2017 and 2016.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2017	$3,687,533	$146,550	$3,834,083	$38,476	$498	$38,974	4.17%	1.36%	4.07%
June 30, 2017	3,349,042	150,880	3,499,922	32,479	2,100	34,579	3.88%	5.57%	3.95%
March 31, 2017	2,990,937	151,158	3,142,095	29,772	2,539	32,311	3.98%	6.72%	4.11%
December 31, 2016	2,628,967	132,869	2,761,836	23,647	1,421	25,068	3.60%	4.28%	3.63%
September 30, 2016	2,257,480	104,897	2,362,377	21,898	460	22,358	3.88%	1.75%	3.79%
June 30, 2016	2,006,392	93,759	2,100,151	19,072	163	19,235	3.80%	0.70%	3.66%
March 31, 2016	1,968,690	98,837	2,067,527	19,682	784	20,466	4.00%	3.17%	3.96%
Nine Months Ended
September 30, 2017	$3,342,504	$149,529	$3,492,033	$100,727	$5,137	$105,864	4.02%	4.58%	4.04%
September 30, 2016	2,077,521	99,164	2,176,685	60,652	1,407	62,059	3.89%	1.89%	3.80%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,193.7 million and $2,047.5 million and total interest expense of $28.1 million and $10.6 million for the nine months ended September 30, 2017 and 2016, respectively. Our average cost of funds was 1.17% for the nine months ended September 30, 2017, compared to 0.69% for the comparable period in 2016.  There was a $1,146.1 million increase in average outstanding borrowings during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The higher cost of funds for the nine months ended September 30, 2017, compared to the same period in 2016, reflects the higher short-term rates as presented in the table below.  The increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $38.7 million and $17.4 million for the nine months ended September 30, 2017 and 2016, respectively. There was a 48 bps increase in the average economic cost of funds to 1.62% for the nine months ended September 30, 2017 from 1.14% for the nine months ended September 30, 2016.  The increase in economic interest expense was due to the increase in average outstanding borrowings during the nine months ended September 30, 2017, combined with the negative performance of our derivative agreements attributed to the current period.

We had average outstanding borrowings of $3,494.3 million and $2,179.5 million and total interest expense of $12.6 million and $4.0 million for the three months ended September 30, 2017 and 2016, respectively. Our average cost of funds was 1.45% and 0.73% for three months ended September 30, 2017 and 2016, respectively.  There was a 72 bps increase in the average cost of funds and a $1,314.8 million increase in average outstanding borrowings during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.  As in the nine months ended September 30, 2017, the higher cost of funds for the three months ended September 30, 2017, compared to the same period in 2016, reflects higher short-term rates, and the increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $16.4 million and $6.6 million for the three months ended September 30, 2017 and 2016, respectively. There was a 66 bps increase in the average economic cost of funds to 1.88% for the three months ended September 30, 2017 from 1.22% for the three months ended September 30, 2016. The increase in economic interest expense during the three months ended September 30, 2017 was due to a combination of the increase in average outstanding borrowings, higher average interest rates charged for those borrowings, and the negative performance of our derivative agreements attributed to the current period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 25 bps above the average one-month LIBOR and 0 bps below the average six-month LIBOR for the quarter ended September 30, 2017.  Our average economic cost of funds was 68 bps above the average one-month LIBOR and 43 bps above the average six-month LIBOR for the quarter ended September 30, 2017. The average term to maturity of the outstanding repurchase agreements increased to 59 days at September 30, 2017 from 15 days at December 31, 2016.

The tables below present the average balance of repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2017 and 2016, and for each quarter in 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2017	$3,494,266	$12,638	$16,392	1.45%	1.88%
June 30, 2017	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	2,922,157	6,715	9,908	0.92%	1.36%
December 31, 2016	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	1,962,901	3,319	5,252	0.68%	1.07%
Nine Months Ended
September 30, 2017	$3,193,652	$28,116	$38,717	1.17%	1.62%
September 30, 2016	2,047,507	10,628	17,431	0.69%	1.14%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
September 30, 2017	1.20%	1.45%	0.25%	(0.00)%	0.68%	0.43%
June 30, 2017	1.05%	1.43%	0.06%	(0.32)%	0.52%	0.14%
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%
December 31, 2016	0.62%	1.28%	0.16%	(0.50)%	0.63%	(0.03)%
September 30, 2016	0.49%	1.09%	0.24%	(0.36)%	0.73%	0.13%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.67%	0.19%
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%
Nine Months Ended
September 30, 2017	1.03%	1.42%	0.14%	(0.25)%	0.59%	0.20%
September 30, 2016	0.44%	0.95%	0.25%	(0.26)%	0.70%	0.19%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2017 and 2016.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Realized gains on sales of RMBS	$3,354	$4,482	$(1,128)	$769	$229	$540
Unrealized (losses) gains on RMBS	(35,601)	5,652	(41,253)	(3,553)	(2,398)	(1,155)
Total (losses) gains on RMBS	(32,247)	10,134	(42,381)	(2,784)	(2,169)	(615)
Losses on interest rate futures	(23,145)	(29,795)	6,650	(5,843)	2,882	(8,725)
Losses on interest rate swaps	(3,170)	(450)	(2,720)	1,005	4,179	(3,174)
Gains on receiver swaptions	827	36	791	827	-	827
Losses on TBA securities	(3,843)	(2,385)	(1,458)	(1,459)	(474)	(985)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2017 and 2016, we received proceeds of $3,891.0 million and $1,717.6 million, respectively, from the sales of RMBS.  During the three months ended September 30, 2017 and 2016, we received proceeds of $826.0 million and $418.2 million, respectively, from the sales of RMBS, including sales settling in subsequent periods.

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

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the nine and three months ended September 30, 2017, the Company's total operating expenses were approximately $8.2 million and $2.9 million, respectively, compared to approximately $6.6 million and $2.3 million, respectively, for the nine and three months ended September 30, 2016.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2017 and 2016.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Management fees	$4,230	$2,968	$1,262	$1,528	$1,052	$476
Overhead allocation	1,168	963	205	412	336	76
Accrued incentive compensation	439	598	(159)	209	212	(3)
Directors fees and liability insurance	722	763	(41)	215	236	(21)
Audit, legal and other professional fees	547	654	(107)	157	193	(36)
Direct REIT operating expenses	816	426	390	320	187	133
Other administrative	259	215	44	58	55	3
Total expenses	$8,181	$6,587	$1,594	$2,899	$2,271	$628

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

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2017, our RMBS portfolio consisted of $3,930.3 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.34%.  During the nine months ended September 30, 2017, we received principal repayments of $248.5 million compared to $178.5 million for the nine months ended September 30, 2016.  The average prepayment speeds for the quarters ended September 30, 2017 and 2016 were 10.3% and 11.7%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2017	8.3	14.9	10.3
June 30, 2017	7.0	12.7	9.5
March 31, 2017	7.5	14.3	9.9
December 31, 2016	9.7	18.4	12.2
September 30, 2016	8.9	17.9	11.7
June 30, 2016	8.4	15.9	11.0
March 31, 2016	5.5	12.4	8.2

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of September 30, 2017 and December 31, 2016:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2017
Adjustable Rate RMBS	$1,783	0.0%	3.90%	209	1-Sep-35	7.85	10.05%	2.00%
Fixed Rate RMBS	3,740,658	95.2%	4.37%	341	1-Sep-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	42,201	1.1%	2.55%	304	1-Aug-43	64.07	7.55%	2.00%
Total Mortgage-backed Pass-through	3,784,642	96.3%	4.35%	341	1-Sep-47	NA	NA	NA
Interest-Only Securities	90,551	2.3%	3.75%	263	15-Apr-47	NA	NA	NA
Inverse Interest-Only Securities	55,147	1.4%	4.43%	330	15-Jul-47	NA	5.37%	NA
Total Structured RMBS	145,698	3.7%	4.00%	288	15-Jul-47	NA	NA	NA
Total Mortgage Assets	$3,930,340	100.0%	4.34%	339	1-Sep-47	NA	NA	NA
December 31, 2016
Adjustable Rate RMBS	$2,062	0.1%	3.50%	219	1-Sep-35	5.67	10.05%	2.00%
Fixed Rate RMBS	2,826,694	93.5%	4.21%	325	1-Dec-46	NA	NA	NA
Hybrid Adjustable Rate RMBS	45,459	1.5%	2.55%	313	1-Aug-43	73.08	7.55%	2.00%
Total Mortgage-backed Pass-through	2,874,215	95.1%	4.19%	324	1-Dec-46	NA	NA	NA
Interest-Only Securities	69,726	2.3%	3.59%	235	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	78,233	2.6%	5.40%	338	25-Dec-46	NA	6.14%	NA
Total Structured RMBS	147,959	4.9%	4.55%	290	25-Dec-46	NA	NA	NA
Total Mortgage Assets	$3,022,174	100.0%	4.20%	323	25-Dec-46	NA	NA	NA

($ in thousands)
	September 30, 2017		December 31, 2016
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,580,973	65.7%	$2,226,893	73.7%
Freddie Mac	1,342,803	34.2%	785,496	26.0%
Ginnie Mae	6,564	0.1%	9,785	0.3%
Total Portfolio	$3,930,340	100.0%	$3,022,174	100.0%

	September 30, 2017	December 31, 2016
Weighted Average Pass-through Purchase Price	$108.23	$108.64
Weighted Average Structured Purchase Price	$14.19	$15.39
Weighted Average Pass-through Current Price	$108.03	$107.14
Weighted Average Structured Current Price	$13.18	$15.49
Effective Duration (1)	2.603	4.579

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 2.603 indicates that an interest rate increase of 1.0% would be expected to cause a 2.603% decrease in the value of the RMBS in the Company's investment portfolio at September 30, 2017.  An effective duration of 4.579 indicates that an interest rate increase of 1.0% would be expected to cause a 4.579% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2016. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2017 and 2016.

($ in thousands)
	2017			2016
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$5,007,614	$108.16	2.75%	$2,204,085	$109.70	2.24%
Structured RMBS	72,331	14.46	6.21%	52,897	18.03	5.46%

Borrowings

As of September 30, 2017, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 20 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest at the prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of September 30, 2017, we had obligations outstanding under the repurchase agreements of approximately $3,710.1 million with a net weighted average borrowing cost of 1.37%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 318 days, with a weighted average remaining maturity of 59 days.  Securing the repurchase agreement obligations as of September 30, 2017 are RMBS with an estimated fair value, including accrued interest, of approximately $3,932.6 million and a weighted average maturity of 340 months, and cash pledged to counterparties of approximately $12.0 million.  Through October 27, 2017, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2017 with maturities through August 14, 2018.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2017 and 2016.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
September 30, 2017	$3,710,077	$3,494,266	$215,811	6.18%
June 30, 2017	3,278,456	3,164,532	113,924	3.60%
March 31, 2017	3,050,608	2,922,157	128,451	4.40%
December 31, 2016	2,793,705	2,545,901	247,804	9.73%
September 30, 2016	2,298,097	2,179,462	118,635	5.44%
June 30, 2016	2,060,827	2,000,158	60,669	3.03%
March 31, 2016	1,939,489	1,962,901	(23,412)	(1.19)%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2017, haircuts on our pledged collateral remained stable and as of September 30, 2017, our weighted average haircut was approximately 5.5% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,710,077	$-	$-	$-	$3,710,077
Interest expense on repurchase agreements(1)	13,672	-	-	-	13,672
Totals	$3,723,749	$-	$-	$-	$3,723,749

(1)	Interest expense on repurchase agreements is based on current interest rates as of September 30, 2017 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of September 30, 2017, we had cash and cash equivalents of $161.7 million.  We generated cash flows of $350.4 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,193.7 million during the nine months ended September 30, 2017.

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

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 10, 2017, (the "May 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through September 30, 2017, we have not issued any shares under the August 2017 Equity Distribution Agreement.

Outlook

Interest Rates and the MBS Market

In many respects the third quarter was a repeat of the first and second. Economic and market developments continued the trend in place since March.  Inflation data continued to come in below market expectations.  Optimism stemming from the surprise outcome of the U.S. Presidential election last November and the markets' expectations for progress on health care, regulatory and tax reform, infrastructure spending, etc. were not realized.  In contrast, events in Washington were chaotic at times as the Trump Administration struggled with a Republican party rife with internal struggles and political infighting inside the White House itself.  Efforts to repeal and replace the Affordable Care Act seemed to come to an end and the continued in-fighting among Republicans called into question the ability of the Trump Administration to accomplish anything meaningful. The Federal Reserve (the "Fed") raised their target for the Federal Funds rate in March and June, and announced a tapering of their asset purchases in September. However, the market remained skeptical the Fed would be able to follow through with as many additional hikes as the Fed was expecting as core inflation readings continued to show year over year declines, with many of the elements of the index exhibiting persistent weakness.  Geopolitical events – particularly with respect to North Korea – keep the world and markets on edge.  The yield on the 10-year US Treasury rate hit its year to date low on September 7, 2017, closing at 2.04%, and nearly broke below the psychologically important 2% level intra-day. Mother nature had a hand in shaping developments in the markets as well, as three major hurricanes made landfall – one each in Texas, Florida and Puerto Rico. In the case of Texas, Hurricane Harvey caused unprecedented flooding and disrupted the Nation's oil refining capacity for several days.

However, there was a perceptible change in market sentiment in early September, and the market reversed course into the end of the third quarter and early fourth quarter. Geo-political events calmed down, removing the flight-to-quality induced demand for safe-haven assets, and economic news strengthened.  Events in Washington turned mildly positive as the Trump Administration pivoted away from health care reform to tax reform, with what the market perceived to be slightly better prospects for success. Inflation data finally met expectations and showed signs of reversing its decline when the August data was released on September 14th.    Finally, on September 20th, Fed Chairwomen Yellen sounded quite hawkish and reiterated her belief that recent inflation data represented temporary or transitory effects and would reverse soon enough back towards their 2% target.  It was quite clear the Fed intended to raise the Federal Funds rate again in December. The market responded as Fed Funds futures pricing implied a 70-80% probability of a 25 basis point increase in the Federal Funds rate in December.  The September economic data released in early October has also been very strong, and the anticipated short-term effects of the hurricanes appears to have been less than feared. Further, the repair work associated with the hurricanes should put even more upward pressure on economic activity.

As we move into the fourth quarter, market pricing of additional policy accommodation removal is far less than the Fed anticipates. The latest reads on inflation returned to its aforementioned string of below expectations readings.  The perceived lack of meaningful inflation, coupled with a hawkish fed, has caused the U.S. Treasury curve to flatten, as the spread between 5-year Treasury Notes and 30-year Treasury Bonds is at multi-year lows.  The market is also faced with uncertainty surrounding President Trump's appointment of the next Fed chair, with many of the leading candidates perceived to be more hawkish by the markets than the current chairwoman, even though she remains a candidate herself.  Regardless of the uncertainty in the bond market, the equity markets, and risk markets generally, continue to hit all-time high closes almost daily, and the combination of robust economic data, low inflation and the prospects for tax reform make for an ideal environment for risk assets.

The mortgage market closed the quarter with the current coupon, 30-year fixed rate Agency RMBS trading at the tightest spread to comparable duration U.S. Treasuries since early 2014.  As has been the case for much of the year, lower coupon RMBS outperformed high coupon RMBS versus their comparable duration U.S. Treasury benchmarks.  As we approach the winter months and the seasonal slowdown in prepayment activity, coupled with the increase in rates that began in early September, speeds should continue to moderate.

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

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate over the balance of 2017 and beyond.  The Fed also announced that it will begin to reduce its holdings of Agency MBS and U.S. treasuries.

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

Summary

As we entered the first quarter of 2017, risk assets were performing very well as the Trump administration took office and appeared to be very pro-business.  The markets looked forward to a roll back of recently expanding regulations across many industries, a new and hopefully improved health care act, tax reform and possibly much needed infrastructure spending to refurbish the nation's aging roads, highways, bridges and airports.  While the Administration made bold promises, there has been very little delivered.  Market optimism was quickly replaced with pessimism.  Political infighting among the Administration and congressional republicans has generally been the cause, as has turmoil within the White House itself.   Geopolitical events surfaced in early April, specifically the Korean peninsula.  These events kept the market on edge and induced sporadic flight to quality rallies as headlines hit the market from time to time. Incoming inflation  data since March  was below expectations.  In the case of the core Consumer Price Index, ("CPI") measure, the year over year figure moved from 2.3% in January 2017 to 1.7% by May and has stayed there through September.  Despite these readings, the Federal Reserve remains convinced these readings are being driven by temporary or transitory phenomenon and that inflation will reverse and head back towards their two percent target over the medium term.  To wit, the Fed appears as if they will hike their target rate again at the December meeting baring surprise outcomes to the downside.  The market accepts this outcome as highly likely – as reflected in Fed Funds futures pricing.  However, using the same measure, the market does not expect the Fed to raise rates in 2018 and beyond to the extent the Fed expects to.  As a result, the combination of benign inflation readings currently coupled with hawkish Fed expectation has caused the yield curve to flatten significantly – to multi-year lows.  A second order effect of these developments has occurred in the equity and risk markets as they continue to perform exceedingly well.  The major equity indices in the US make record new highs almost daily.

The RMBS market has performed well in this environment as the resulting low volatility, tight trading spreads across most comparable asset classes and with demand from asset managers and REIT's easily replacing the lost demand expected from the Fed's tapering of their asset purchases. Current coupon, 30-year fixed rate mortgage are trading at their tightest spread to comparable duration treasuries since early 2014.   If these conditions persist we do not believe that the market will be likely to suffer a material widening of spreads to comparable duration U.S. treasuries, even as the Fed has started to trim their asset purchases.  The risk to this outcome appears to be inflation exceeding market expectations which should allow the Fed to carry out their professed intentions to raise rates three times in 2018 and more so in the years after. This would also put upward pressure on volatility and longer-term rates, both negatively impacting MBS performance.

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

Capital Expenditures

At September 30, 2017, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017 - YTD(1)	1.400	56,027
Totals	$8.555	$163,468

(1)
On October 11, 2017, the Company declared a dividend of $0.14 per share to be paid on November 10, 2017.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of September 30, 2017.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2017 and December 31, 2016, assuming rates instantaneously fall 100 bps, fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2017
-100 Basis Points	(0.32)%	(3.06)%
-50 Basis Points	(0.11)%	(1.05)%
+50 Basis Points	(0.44)%	(4.20)%
+100 Basis Points	(1.53)%	(14.47)%
As of December 31, 2016
-100 Basis Points	0.55%	4.96%
-50 Basis Points	0.55%	4.97%
+50 Basis Points	(0.95)%	(8.61)%
+100 Basis Points	(2.20)%	(19.98)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2017, we had unrestricted cash and cash equivalents of $161.7 million and unpledged securities of approximately $12.9 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents share repurchase activity for the three months ended September 30, 2017.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
July	-	$-	-	783,757
August	-	-	-	783,757
September	482	10.19	-	783,757
Totals / Weighted Average	482	$10.19	-	783,757

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

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2017.

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

10.1
Amended and Restated Equity Distribution Agreement dated August 2, 2017, by and between the Company, Bimini Advisors, LLC, Ladenburg Thalman & Co. Inc and MUFG Securities Americas Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 2, 2017 and incorporated herein by reference).

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

Orchid Island Capital, Inc.
Registrant

Date: October 27, 2017	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: October 27, 2017	By:	/s/ G. Hunter Haas, IV
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

10.1
Amended and Restated Equity Distribution Agreement dated August 2, 2017, by and between the Company, Bimini Advisors, LLC, Ladenburg Thalman & Co. Inc and MUFG Securities Americas Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 2, 2017 and incorporated herein by reference).

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