Form 10-K
period 2017-12-31
Orchid Island Capital, Inc.
filed 2018-02-15
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒Non-accelerated filer ☐Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2017 the aggregate market value of the common stock held by nonaffiliates was $430,417,877
Number of shares outstanding at February 14, 2018: 53,065,790

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the 2018 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ORCHID ISLAND CAPITAL, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "intend," "should," "may," "plans," "projects," "will," or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;
•	our expected operating results;
•	our ability to acquire investments on attractive terms;
•	the effect of actual or proposed actions of the U.S. Federal Reserve (the "Fed") and the Federal Open Market Committee (the "FOMC") with respect to monetary policy or interest rates;
•	the effect of U.S. government actions on interest rates, fiscal policy and the housing and credit markets;
•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;
•	the effect of increased prepayment rates on the value of our assets;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
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

•
ARMs. Adjustable-Rate Mortgages ("ARMs") are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular intervals (for example, once per year). We refer to such ARMs as "traditional" ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates and, consequently, are less likely to experience significant price volatility.

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

•
CMOs. CMOs are a type of RMBS, the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called "CMO floaters," can have relatively low price sensitivity to interest rates.

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

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, the London Interbank Offered Rate ("LIBOR") and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

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

During periods of rising interest rates, refinancing opportunities available to borrowers typically decrease because borrowers are not able to refinance their current mortgage loans with new mortgage loans at lower interest rates. In such instances, securities that are highly sensitive to refinancing activity, such as IOs and IIOs, typically increase in value. Our capital allocation strategy allows us to redeploy our capital into such securities when and if we believe interest rates will be higher in the future, thereby allowing us to hold securities, the value of which we believe is likely to increase as interest rates rise. Also, by being able to re-allocate capital into structured Agency RMBS, such as IOs, during periods of rising interest rates, we may be able to offset the likely decline in the value of our pass-through Agency RMBS, which are negatively impacted by rising interest rates.

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

We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders' equity at the end of each period. The amount of leverage will be a function of the capital allocated to the pass-through Agency RMBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency RMBS portfolio is high, the leverage ratio will be high since more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts, which are a percentage of the market value of the collateral pledged, required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower since our lenders will lend less against the value of the capital deployed to the pass-through Agency RMBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar and Treasury Note ("T-Note") futures contracts, interest rate swaps, and options to enter into interest rate swaps ("interest rate swaptions"), but we may enter into other transactions in the future.

A futures contract is a legally binding agreement to buy or sell a commodity or financial instrument in a designated future month at a price agreed upon at the initiation of the contract by the buyer and seller.  A futures contract differs from an option in that an option gives one of the counterparties a right, and the other an obligation, to buy or sell, while a futures contract represents an obligation of both counterparties to buy or sell a commodity or financial instrument, with one party typically paying a fixed interest rate and the other paying a floating interest rate.

We engage in interest rate swaps as a means of managing our interest rate risk on forecasted interest expense associated with repurchase agreement borrowings for the term of the swap contract.  An interest rate swap is a contractual agreement entered into by two counterparties, under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal.

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

Prepayment Risk Management

The risk of mortgage prepayments is another significant risk to our portfolio. When prevailing interest rates fall below the current interest rate of a mortgage, mortgage prepayments are likely to increase. Conversely, when prevailing interest rates increase above the coupon rate of a mortgage, mortgage prepayments are likely to decrease.

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
•
Investing in Agency RMBS backed by mortgages that we believe are less likely to be prepaid to decrease the risk of excessive margin calls when monthly prepayments are announced. Prepayments are declared, and the market value of the related security declines, before the receipt of the related cash flows. Prepayment declarations give rise to a temporary collateral deficiency and generally result in margin calls by lenders;

•
Obtaining funding arrangements which defer or waive prepayment-related margin requirements in exchange for payments to the lender tied to the dollar amount of the collateral deficiency and a predetermined interest rate; and

•	Reducing our overall amount of leverage.

To the extent we are unable to adequately manage our interest rate exposure and are subjected to substantial margin calls, we may be forced to sell assets at an inopportune time, which in turn could impair our liquidity and reduce our borrowing capacity and book value.

Tax Structure

We have elected to be taxed as a REIT for U.S. federal income tax purposes. Our qualification as a REIT, and the maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we intend to continue to operate in a manner that will enable us to continue to meet the requirements for qualification and taxation as a REIT.

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

Investment Company Act Exemption

We operate our business so that we are exempt from registration under the Investment Company Act. We rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, which applies to companies in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. In order to rely on the exemption provided by Section 3(c)(5)(C), we must maintain at least 55% of our assets in qualifying real estate assets. For the purposes of this test, structured Agency RMBS are non-qualifying real estate assets. We monitor our portfolio continuously and prior to each investment to confirm that we continue to qualify for the exemption. To qualify for the exemption, we make investments so that at least 55% of the assets we own consist of qualifying mortgages and other liens on and interests in real estate, which we refer to as qualifying real estate assets, and so that at least 80% of the assets we own consist of real estate-related assets, including our qualifying real estate assets.

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

Under a normal yield curve, an investment in Agency RMBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve becomes inverted or flat. While Fannie Mae, Freddie Mac or Ginnie Mae guarantee the principal and interest payments related to the Agency RMBS we own, this guarantee does not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and negatively affect our ability to pay distributions to our stockholders.

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency RMBS. If long-term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, many countries in Europe have experienced inverted yield curves in recent months. Given the volatile nature of the U.S. economy and the Federal Reserve's recent increase and probable future increases in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency RMBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

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

Differences in the stated maturity of our fixed rate assets, or in the timing of interest rate adjustments on our adjustable-rate assets, and our borrowings may adversely affect our profitability.

We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. In addition, we may have adjustable-rate assets with interest rates that vary over time based upon changes in an objective index, such as LIBOR or the U.S. Treasury rate. These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings.

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a "flattening" of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve "inversion"), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be adversely affected.

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

First, replace Fannie Mae and Freddie Mac's current infrastructures with a common infrastructure that efficiently aligns the standards and practices of the two entities, beginning with overlapping core functions such as issuance, master servicing, bond administration, collateral management and data integration.  The FHFA has taken steps to establish a common securitization platform ("CSP") for residential mortgage-backed securities reflecting feedback from a broad cross-section of industry participants.  In July 2016, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac. Developing the CSP is a key goal of FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which details the organizational structure of Common Securitization Solutions, LLC, a joint venture company that was established by Fannie Mae and Freddie Mac to lead the work on this project. In December 2016, the FHFA announced that Release 1 of the CSP was successfully implemented on November 21, 2016.  This means that Freddie Mac now uses the CSP for data acceptance, issuance support, and bond administration activities related to current single-class, fixed-rate, mortgage-backed securities.  The FHFA continues to review Release 2, which involves issuance by Freddie Mac and Fannie Mae of a common, single mortgage-backed security, which will be known as the Uniform Mortgage-Backed Security. The FHFA anticipates implementation of Release 2 in the second quarter of 2019.   The second, establish an operating framework for Fannie Mae and Freddie Mac that is consistent with housing finance reform progress that encourages and accommodates increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

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

Purchases and sales of Agency RMBS by the Fed may adversely affect the price and return associated with Agency RMBS.

The Fed owned approximately $1.7 trillion of Agency RMBS as of December 31, 2017. The Fed's former policy was to reinvest principal payments from its holdings of Agency RMBS into new Agency RMBS purchases. During its meeting in September 2017, the FOMC directed the Open Market Trading Desk (the "Desk") at the Fed Bank of New York to initiate, in October 2017, the program to gradually reduce the reinvestment of principal payments from the Fed's securities holdings. Specifically, the FOMC directed the Desk to reinvest each month's principal payments from Treasury securities, agency debt, and Agency RMBS only to the extent that such payments exceed gradually rising caps. The Fed also announced at the September 2017 meeting that it would be reducing its holdings of U.S. Treasury bonds and mortgage-backed securities, starting in October 2017.

While we cannot predict the impact of these actions by the Fed on the prices and liquidity of Agency RMBS, we expect that during periods in which the Fed purchases significant volumes of Agency RMBS, yields on Agency RMBS may be lower and refinancing volumes may be higher than they would have been absent their large scale purchases. As a result, returns on Agency RMBS may be adversely affected. There is also a risk that as the Fed reduces its purchases of Agency RMBS, or if it decides to sell some or all of its holdings of Agency RMBS, the pricing of our Agency RMBS portfolio may be adversely affected.

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

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency RMBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate Agency RMBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our Agency RMBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. Additionally, the liquidation of collateral may jeopardize our ability to maintain our qualification as a REIT, as we must comply with requirements regarding our assets and our sources of gross income. Our failure to maintain our qualification as a REIT would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our net taxable income.

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

For example, if a swap exchange utilized in an interest rate swap agreement that we enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under these swap agreements if the exchange becomes insolvent or files for bankruptcy. Similarly, if an interest rate swaption counterparty fails to perform under the terms of the interest rate swaption agreement, in addition to not being able to exercise or otherwise cash settle the agreement, we could also incur a loss for the premium paid for that swaption.

It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the particular Agency RMBS to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a "dollar roll." The Agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest income earned from carrying the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions and such forward purchases of Agency RMBS represent a form of off-balance sheet financing and increase our "at risk" leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Additionally, sales of some or all of the Fed's holdings of Agency RMBS, or declines in purchases of Agency RMBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions and adversely affect our financial condition and results of operations.

Our forward settling transactions, including TBA transactions, subject us to certain risks, including price risks and counterparty risks.

We purchase some of our Agency RMBS through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) a TBA, or to-be-issued, Agency RMBS with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency RMBS at the settlement date. If any of these risks were to occur, our financial condition and results of operations may be materially adversely affected.

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

No assurance can be given that the actions taken by the U.S. Government for the purpose of seeking to stimulate the economy will achieve their intended effect or will benefit our business, and further, government or market developments could adversely affect us.

The current administration of the U.S. Government has announced that it may implement initiatives intended to stimulate the U.S. economy. No assurance can be given that these initiatives will beneficially impact the economy or our business. If these initiatives do not function as intended or interest rates increase as a result of these initiatives, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

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

In April 2014, U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards beginning in January 2018, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

As of February 14, 2018, Bimini owned approximately 2.9% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

We intend to continue to make monthly distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions might be harmed by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition, maintaining our qualification as a REIT and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future. To the extent that we decide to pay distributions from the proceeds of a securities offerings, such distributions would generally be considered a return of capital for U.S. federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

The market value of shares of our common stock may be based primarily upon current and expected future cash dividends and our book value. The market price of shares of our common stock may be influenced by the dividends on those shares relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which could adversely affect the market price of shares of our common stock. In addition, our book value could decrease, which could reduce the market price of our common stock to the extent our common stock trades relative to our book value. As a result, the market price of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results or distributions;
•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
•	increases in market interest rates that lead purchasers of our common stock to expect a higher dividend yield;
•	changes in our book value;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	a change in our Manager or additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community; and
•	general market and economic conditions.

We cannot make any assurances that the market price of our common stock will not fluctuate or decline significantly in the future.

Shares of our common stock eligible for future sale may harm our share price.

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2012 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2012 Equity Incentive Plan of 4,000,000 shares of common stock. As of February 14, 2018, Bimini owns 1,520,036 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

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

We may be required at times to adopt less efficient methods of financing certain of our securities, and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described herein. Our business will be materially and adversely affected if we fail to qualify for and maintain an exemption from regulation pursuant to the Investment Company Act.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps." As a result, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operators (in some cases the fund's directors) to be regulated as "commodity pool operators" ("CPOs"). Under new rules adopted by the U.S. Commodity Futures Trading Commission (the "CFTC"), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association (the "NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including Agency RMBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities, and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can be represented by debt of "publicly offered REITs" that is not secured by real property or interests in real property. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. Any domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

We may pay taxable dividends in cash and our common stock, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may make taxable dividends that are payable partly in cash and partly in our common stock. On August 11, 2017, the IRS issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive. If a U.S. stockholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we pay dividends in our common stock and a significant  number of our stockholders determine to sell shares of our common stock  in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is lower than ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the recently enacted Tax Cuts and Jobs Act (the "TCJA"), REIT dividends constitute "qualified business income" and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

The recently-enacted TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA amends the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduces the limit for individual's mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.
Prospective stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading publicly on the NYSE MKT under the trading symbol "ORC" on February 14, 2013. There was no established public market for our common stock prior to February 14, 2013. Effective as of October 8, 2014, our common stock began trading on the NYSE under the symbol "ORC."  As of January 31, 2018, we had 53,065,790 shares of common stock issued and outstanding which were held by 11 shareholders of record and 27,711 beneficial owners whose shares were held in "street name" by brokers and depository institutions.

The following table is a summary of historical price information and dividends declared and paid per share of common stock.

	High	Low	Close	Dividends Declared
2017
First quarter	$12.60	$9.23	$9.99	$0.42
Second quarter	11.13	9.81	9.86	0.42
Third quarter	10.30	9.18	10.19	0.42
Fourth quarter	10.47	9.20	9.28	0.42
2016
First quarter	$10.70	$7.50	$10.37	$0.42
Second quarter	10.94	9.26	10.29	0.42
Third quarter	11.25	10.08	10.42	0.42
Fourth quarter	11.12	9.95	10.83	0.42

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

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn, upon our Manager's management of our business. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including selling certain of our assets, borrowing funds or using a portion of the net proceeds we receive in future offerings (and thus all or a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes). We also may elect to pay all or a portion of any distribution in the form of a taxable distribution of our stock or debt securities.  In addition, our Board of Directors may change our distribution policy in the future.

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer group (composed of AGNC Investment Corp., Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Armour Residential REIT, Inc., Capstead Mortgage Corporation and CYS Investments, Inc.) for the period beginning February 13, 2013 (the date of our IPO) and ending December 31, 2017, assuming the investment of $100 on February 13, 2013 and the reinvestment of dividends.  The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed.  The historical information set forth below is not necessarily indicative of future performance.

	2/13/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Orchid Island Capital, Inc.	100.00	96.94	114.56	103.34	139.12	133.99
Agency REIT Peer Group	100.00	75.33	92.85	82.30	104.94	122.62
NAREIT Mortgage REIT TRR Index	100.00	87.97	103.71	94.50	116.10	139.07
S&P 500 Total Return Index	100.00	123.87	140.83	142.78	159.85	194.75

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2018 annual meeting of stockholders.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2017.

Issuer Purchases of Equity Securities

The table below presents share repurchase activity for the three months ended December 31, 2017.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
October	-	$-	-	783,757
November	-	-	-	783,757
December	457	9.40	-	783,757
Totals / Weighted Average	457	$9.40	-	783,757

(1)
The only shares of the Company's common stock acquired by the Company were in connection with the satisfaction of tax withholding obligations on vested employment-related awards under equity incentive plans.

(2)
On July 29, 2015, the Board of Directors passed a resolution authorizing the repurchase of up to 2,000,000 shares of the Company's common stock.  As part of the stock repurchase program, shares may be purchased in open market transactions, including through block purchases, privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at the Company's discretion without prior notice. Through December 31, 2017, the Company repurchased a total of 1,216,243 shares under the stock repurchase program at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock, which results in a total authorization under the repurchase program for up to 5,306,579 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during 2017.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the five years ended December 31, 2017. The selected financial data should be read in conjunction with the more detailed information contained in  the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share data)
	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Mortgage-backed securities	$3,744,811	$3,022,174	$2,158,010	$1,549,171	$351,223
Total assets	$4,023,343	$3,138,694	$2,241,837	$1,657,808	$363,576
Borrowings	$3,533,786	$2,793,705	$1,986,313	$1,436,651	$318,557
Total liabilities	$3,561,132	$2,805,915	$1,988,582	$1,439,730	$318,811
Total stockholders' equity	$462,211	$332,779	$253,255	$218,078	$44,765
Book value per share of common stock	$8.71	$10.10	$11.64	$13.06	$13.40

	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data
Interest income	$145,962	$87,127	$68,811	$31,804	$9,199
Interest expense	(41,671)	(15,604)	(7,271)	(3,031)	(1,126)
Net interest income	104,291	71,523	61,540	28,773	8,073
(Losses) gains	(91,118)	(60,451)	(52,575)	234	(7,103)
Expenses	11,166	9,093	7,894	4,488	1,668
Net income	$2,007	$1,979	$1,071	$24,519	$(698)

Weighted average shares outstanding	41,062,039	24,099,714	20,266,706	9,890,058	3,011,912
Basic and diluted net income per share	$0.05	$0.08	$0.05	$2.48	$(0.23)
Dividends declared per share	$1.68	$1.68	$1.92	$2.16	$1.40

Other Data (unaudited)
Average RMBS(1)	$3,578,419	$2,322,973	$1,955,673	$937,373	$316,124
Average borrowings(1)	$3,300,722	$2,172,106	$1,782,086	$892,132	$284,522
Average stockholders' equity(1)	$391,071	$267,719	$251,607	$134,327	$42,955
Leverage ratio (at period end)(2)	7.7:1	8.4:1	7.9:1	6.6:1	7.1:1
Average yield on RMBS(3)	4.08%	3.75%	3.52%	3.39%	2.91%
Average cost of funds(3)	1.26%	0.72%	0.41%	0.34%	0.40%
Average economic cost of funds(4)	1.70%	1.17%	0.58%	0.36%	0.44%
Average interest rate spread(5)	2.82%	3.03%	3.11%	3.05%	2.51%
Average economic interest rate spread(6)	2.38%	2.58%	2.94%	3.03%	2.47%

(1)	Average RMBS, borrowings and stockholders' equity balances are calculated as the average of the quarterly averages.
(2)	The leverage ratio is calculated by dividing total ending liabilities by ending stockholders' equity.
(3)	Portfolio yields and costs of funds are calculated based on the average balances of the underlying investment portfolio/borrowing balances and are annualized for the quarterly periods presented.
(4)
Represents interest cost of our borrowings and the effect of Eurodollar and T-Note futures contracts, interest rate swaps and interest rate swaptions attributed to the period related to hedging activities, divided by average borrowings.

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

Capital Raising Activities

On March 2, 2015, we entered into an equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  We issued a total of 7,218,766 shares under the March 2015 Equity Distribution Agreement for aggregate gross proceeds of approximately $95.4 million, and net proceeds of approximately $93.2 million, net of commissions and fees, prior to its termination.

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through December 31, 2015, we repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock, which results in a total authorization under the repurchase program for up to 5,306,579 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during 2017. We did not repurchase any shares of our common stock in 2016 or 2017.

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

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 10, 2017 (the "May 2017 Equity Distribution Agreement"), with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through December 31, 2017, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for, and supply of, investments in Agency RMBS;
•	actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the "Fed"), the Federal Open Market Committee (the "FOMC") and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company's results of operations for the years ended December 31, 2017, as compared to the Company's results of operations for the years ended December 31, 2016 and 2015.

Net Income Summary

Net income for the year ended December 31, 2017 was $2.0 million, or $0.05 per share. Net income for the year ended December 31, 2016 was $2.0 million, or $0.08 per share. Net income for the year ended December 31, 2015 was $1.1 million, or $0.05 per share. The components of net income for the years ended December 31, 2017, 2016 and 2015 are presented in the table below:

(in thousands)
	2017	2016	2015
Interest income	$145,962	$87,127	$68,811
Interest expense	(41,671)	(15,604)	(7,271)
Net interest income	104,291	71,523	61,540
Losses on RMBS and derivative contracts	(91,118)	(60,451)	(52,575)
Net portfolio income	13,173	11,072	8,965
Expenses	(11,166)	(9,093)	(7,894)
Net income	$2,007	$1,979	$1,071

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
December 31, 2017	$(5,982)	(29,540)	$23,558	$(0.12)	$(0.61)	$0.49
September 30, 2017	15,183	(8,254)	23,437	0.33	(0.18)	0.52
June 30, 2017	(9,643)	(32,597)	22,954	(0.26)	(0.88)	0.62
March 31, 2017	2,449	(20,727)	23,176	0.07	(0.63)	0.70
December 31, 2016	(20,419)	(38,003)	17,584	(0.72)	(1.33)	0.62
September 30, 2016	20,526	4,418	16,108	0.85	0.18	0.67
June 30, 2016	6,463	(7,319)	13,782	0.29	(0.33)	0.63
March 31, 2016	(4,591)	(19,561)	14,970	(0.21)	(0.90)	0.69
December 31, 2015	7,809	(6,813)	14,622	0.36	(0.31)	0.67
September 30, 2015	(9,416)	(23,682)	14,266	(0.42)	(1.05)	0.63
June 30, 2015	(2,831)	(16,017)	13,186	(0.14)	(0.81)	0.67
March 31, 2015	5,509	(6,063)	11,572	0.33	(0.36)	0.69
Years Ended
December 31, 2017	$2,007	$(91,118)	$93,125	$(0.05)	$(2.22)	$2.27
December 31, 2016	1,979	(60,465)	62,444	0.08	(2.51)	2.59
December 31, 2015	1,071	(52,575)	53,646	0.05	(2.59)	2.65

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2017, 2016 and 2015 and each quarter during 2017, 2016 and 2015.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2017	$13,982	$(2,094)	$(3,763)	$19,839
September 30, 2017	(5,470)	(1,459)	(3,761)	(250)
June 30, 2017	(19,442)	(2,384)	(3,654)	(13,404)
March 31, 2017	(4,419)	-	(3,193)	(1,226)
December 31, 2016	23,207	(133)	(2,967)	26,307
September 30, 2016	6,587	(474)	(2,660)	9,721
June 30, 2016	(11,591)	(786)	(2,210)	(8,595)
March 31, 2016	(27,590)	(1,125)	(1,933)	(24,532)
December 31, 2015	12,770	362	(1,196)	13,604
September 30, 2015	(22,506)	55	(881)	(21,680)
June 30, 2015	(803)	(88)	(595)	(120)
March 31, 2015	(12,351)	57	(306)	(12,102)
Years Ended
December 31, 2017	$(15,349)	$(5,937)	$(14,371)	$4,959
December 31, 2016	(9,387)	(2,518)	(9,770)	2,901
December 31, 2015	(22,890)	386	(2,978)	(20,298)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2017	$40,098	$13,555	$(3,763)	$17,318	$26,543	$22,780
September 30, 2017	38,974	12,638	(3,761)	16,399	26,336	22,575
June 30, 2017	34,579	8,763	(3,654)	12,417	25,816	22,162
March 31, 2017	32,311	6,715	(3,193)	9,908	25,596	22,403
December 31, 2016	25,068	4,976	(2,967)	7,943	20,092	17,125
September 30, 2016	22,358	3,979	(2,660)	6,639	18,379	15,719
June 30, 2016	19,235	3,330	(2,210)	5,540	15,905	13,695
March 31, 2016	20,466	3,319	(1,933)	5,252	17,147	15,214
December 31, 2015	19,092	2,371	(1,196)	3,567	16,721	15,525
September 30, 2015	18,352	2,037	(881)	2,918	16,315	15,434
June 30, 2015	16,753	1,567	(595)	2,162	15,186	14,591
March 31, 2015	14,614	1,296	(306)	1,602	13,318	13,012
Years Ended
December 31, 2017	$145,962	$41,671	$(14,371)	$56,042	$104,291	$89,920
December 31, 2016	87,127	15,604	(9,770)	25,374	71,523	61,753
December 31, 2015	68,811	7,271	(2,978)	10,249	61,540	58,562

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2017, we generated $104.3 million of net interest income, consisting of $146.0 million of interest income from RMBS assets offset by $41.7 million of interest expense on borrowings.  For the comparable period ended December 31, 2016, we generated $71.5 million of net interest income, consisting of $87.1 million of interest income from RMBS assets offset by $15.6 million of interest expense on borrowings.   The $58.8 million increase in interest income and $26.1 million increase in interest expense for the year ended December 31, 2017 primarily reflects the growth of our portfolio fueled by our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

For the year ended December 31, 2015, we generated $61.5 million of net interest income, consisting of $68.8 million of interest income from RMBS assets offset by $7.3 million of interest expense on borrowings. The $18.3 million increase in interest income and $8.3 million increase in interest expense for the year ended December 31, 2016 primarily reflects the growth of our portfolio due to our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2017, 2016 and 2015 was $56.0 million, $25.4 million and $10.2 million, respectively, resulting in $89.9 million, $61.8 million and $58.6 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2017	$3,837,575	$40,098	4.18%	$3,621,931	$13,554	$17,317	1.50%	1.91%
September 30, 2017	3,834,083	38,974	4.07%	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,499,922	34,579	3.95%	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	3,142,095	32,311	4.11%	2,922,157	6,715	9,908	0.92%	1.36%
December 31, 2016	2,761,836	25,068	3.63%	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,362,377	22,358	3.79%	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,100,151	19,235	3.66%	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	2,067,527	20,466	3.96%	1,962,901	3,319	5,252	0.68%	1.07%
December 31, 2015	2,137,810	19,092	3.57%	1,964,806	2,372	3,567	0.48%	0.73%
September 30, 2015	2,146,240	18,352	3.42%	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,925,746	16,753	3.48%	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,612,896	14,614	3.62%	1,448,071	1,296	1,602	0.36%	0.44%
Years Ended
December 31, 2017	$3,578,419	$145,962	4.08%	$3,300,722	$41,670	$56,041	1.26%	1.70%
December 31, 2016	2,322,973	87,127	3.75%	2,172,106	15,602	25,374	0.72%	1.17%
December 31, 2015	1,955,673	68,811	3.52%	1,782,086	7,272	10,249	0.41%	0.58%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2017	$26,543	$22,780	2.68%	2.27%
September 30, 2017	26,336	22,575	2.62%	2.19%
June 30, 2017	25,816	22,162	2.84%	2.38%
March 31, 2017	25,596	22,403	3.19%	2.75%
December 31, 2016	20,092	17,125	2.85%	2.38%
September 30, 2016	18,379	15,719	3.06%	2.57%
June 30, 2016	15,905	13,695	2.99%	2.55%
March 31, 2016	17,146	15,214	3.28%	2.89%
December 31, 2015	16,720	15,525	3.09%	2.84%
September 30, 2015	16,315	15,434	3.01%	2.83%
June 30, 2015	15,186	14,591	3.12%	2.98%
March 31, 2015	13,318	13,012	3.26%	3.18%
Years Ended
December 31, 2017	$104,291	$89,920	2.82%	2.38%
December 31, 2016	71,522	61,753	3.03%	2.58%
December 31, 2015	61,539	58,562	3.11%	2.94%
(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 54-56 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on pages 55-56 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Income and Average Asset Yield

Our interest income for the years ended December 31, 2017 and 2016 was $146.0 million and $87.1 million, respectively.  We had average RMBS holdings of $3,578.4 million and $2,323.0 million for the years ended December 31, 2017 and 2016, respectively.  The yield on our portfolio was 4.08% and 3.75% for the years ended December 31, 2017 and 2016, respectively. For the year  ended December 31, 2017 as compared to the year ended December 31, 2016, there was a $58.8 million increase in interest income due to a $1,255.4 million increase in average RMBS, combined with a 33 basis point ("bps") increase in the yield on average RMBS.  The increase in average RMBS during the year ended December 31, 2017 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

For the year ended December 31, 2015, we had interest income of $68.8 million and average RMBS holdings of $1,955.7 million, resulting in a yield on our portfolio of 3.52%.  For the year ended December 31, 2016, as compared to the year ended December 31, 2015, there was a $18.3 million increase in interest income due to a $367.3 million increase in average RMBS, combined with a 23 bps increase in the yield on average RMBS.  The increase in average RMBS during the year ended December 31, 2016 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for the years ended December 31, 2017, 2016 and 2015 and for each quarter during 2017, 2016 and 2015.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2017	$3,704,163	$133,412	$3,837,575	$38,927	$1,171	$40,098	4.20%	3.51%	4.18%
September 30, 2017	3,687,533	146,550	3,834,083	38,476	498	38,974	4.17%	1.36%	4.07%
June 30, 2017	3,349,042	150,880	3,499,922	32,479	2,100	34,579	3.88%	5.57%	3.95%
March 31, 2017	2,990,937	151,158	3,142,095	29,772	2,539	32,311	3.98%	6.72%	4.11%
December 31, 2016	2,628,967	132,869	2,761,836	23,647	1,421	25,068	3.60%	4.28%	3.63%
September 30, 2016	2,257,480	104,897	2,362,377	21,898	460	22,358	3.88%	1.75%	3.79%
June 30, 2016	2,006,392	93,759	2,100,151	19,072	163	19,235	3.80%	0.70%	3.66%
March 31, 2016	1,968,690	98,837	2,067,527	19,682	784	20,466	4.00%	3.17%	3.96%
December 31, 2015	2,034,623	103,187	2,137,810	19,337	(245)	19,092	3.80%	(0.95)%	3.57%
September 30, 2015	2,033,494	112,746	2,146,240	18,642	(290)	18,352	3.67%	(1.03)%	3.42%
June 30, 2015	1,824,893	100,853	1,925,746	16,549	204	16,753	3.63%	0.81%	3.48%
March 31, 2015	1,541,497	71,399	1,612,896	14,629	(15)	14,614	3.80%	(0.09)%	3.62%
Years Ended
December 31, 2017	$3,432,919	$145,500	$3,578,419	$139,654	$6,308	$145,962	4.07%	4.34%	4.08%
December 31, 2016	2,215,382	107,591	2,322,973	84,299	2,828	87,127	3.81%	2.63%	3.75%
December 31, 2015	1,858,627	97,046	1,955,673	69,157	(346)	68,811	3.72%	(0.36)%	3.52%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,300.7 million and $2,172.1 million and total interest expense of $41.7 million and $15.6 million for the years ended December 31, 2017 and 2016, respectively. Our average cost of funds was 1.26% for the year ended December 31, 2017, compared to 0.72% for the comparable period in 2016.  There was a $1,128.6 million increase in average outstanding borrowings during the year ended December 31, 2017 as compared to the year ended December 31, 2016.  The higher cost of funds for the year ended December 31, 2017, compared to the same period in 2016, reflects the higher short-term rates as presented in the table below.  The increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

For the year ended December 31, 2015, we had average borrowings of $1,782.1 million and total interest expense of $7.3 million, resulting in an average cost of funds of 0.41%.  There was a 31 bps increase in the average cost of funds and an $390.0 million increase in average outstanding borrowings during the year ended December 31, 2016 as compared to the year ended December 31, 2015.  The increase in average outstanding borrowings, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our net capital raising activities.

Our economic interest expense was $56.0 million, $25.4 million and $10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was a 53 bps increase in the average economic cost of funds to 1.70% for the year ended December 31, 2017 from 1.17% for the year ended December 31, 2016.  The reason for the increase in economic cost of funds is due to the increases in our average outstanding borrowings and the cost of our borrowings noted above, combined with the negative performance of our derivative financial instruments during the period. There was a 59 bps increase in the average economic cost of funds to 1.17% for the year ended December 31, 2016 from 0.58% for the year ended December 31, 2015.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 14 bps above average one-month LIBOR and 12 bps below average six-month LIBOR for the quarter ended December 31, 2017.  Our average economic cost of funds was 55 bps above average one-month LIBOR and 29 bps above average six-month LIBOR for the quarter ended December 31, 2017. The average term to maturity of the outstanding repurchase agreements was 52 days and 22 days at December 31, 2017 and 2016, respectively.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2017	$3,621,931	$13,555	$17,318	1.50%	1.91%
September 30, 2017	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	2,922,157	6,715	9,908	0.92%	1.36%
December 31, 2016	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	1,962,901	3,319	5,252	0.68%	1.07%
December 31, 2015	1,964,806	2,372	3,567	0.48%	0.73%
September 30, 2015	1,978,685	2,037	2,918	0.41%	0.59%
June 30, 2015	1,736,781	1,567	2,162	0.36%	0.50%
March 31, 2015	1,448,071	1,296	1,602	0.36%	0.44%
Years Ended
December 31, 2017	$3,300,722	$41,671	$56,042	1.26%	1.70%
December 31, 2016	2,172,106	15,602	25,374	0.72%	1.17%
December 31, 2015	1,782,086	7,272	10,249	0.41%	0.58%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
December 31, 2017	1.36%	1.62%	0.14%	(0.12)%	0.55%	0.29%
September 30, 2017	1.20%	1.45%	0.25%	(0.00)%	0.68%	0.43%
June 30, 2017	1.05%	1.43%	0.06%	(0.32)%	0.52%	0.14%
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%
December 31, 2016	0.62%	1.28%	0.16%	(0.50)%	0.63%	(0.03)%
September 30, 2016	0.49%	1.09%	0.24%	(0.36)%	0.73%	0.13%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.67%	0.19%
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%
December 31, 2015	0.28%	0.65%	0.20%	(0.17)%	0.45%	0.08%
September 30, 2015	0.19%	0.49%	0.22%	(0.08)%	0.40%	0.10%
June 30, 2015	0.18%	0.40%	0.18%	(0.04)%	0.32%	0.10%
March 31, 2015	0.17%	0.35%	0.19%	0.01%	0.27%	0.09%
Years Ended
December 31, 2017	1.11%	1.47%	0.15%	(0.21)%	0.59%	0.23%
December 31, 2016	0.49%	1.03%	0.23%	(0.31)%	0.68%	0.14%
December 31, 2015	0.21%	0.47%	0.20%	(0.06)%	0.37%	0.11%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2017, 2016 and 2015.

(in thousands)
	2017	2016	2015
Realized (losses) gains on sales of RMBS	$(7,788)	$3,071	$(1,411)
Unrealized losses on RMBS	(67,981)	(54,149)	(28,274)
Total losses on RMBS	(75,769)	(51,078)	(29,685)
Losses on interest rate futures	(13,665)	(16,408)	(21,628)
Gains on interest rate swaps	3,216	9,503	-
Gains (losses) on receiver swaptions	-	36	(431)
Gains (losses) on payer swaptions	1,038	-	(1,217)
(Losses) gains on TBA securities	(5,938)	(2,518)	386

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the years ended December 31, 2017, 2016 and 2015, the Company received proceeds of $5,335.6 million, $2,002.8 million and $1,832.2 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2017, 2016 and 2015.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $11.2 million, $9.1 million and $7.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The table below provides a breakdown of operating expenses for the years ended December 31, 2017, 2016 and 2015.

(in thousands)
	2017	2016	2015
Management fees	$5,855	$4,188	$3,978
Overhead allocation	1,576	1,300	1,064
Accrued incentive compensation	640	806	646
Directors fees and liability insurance	949	1,007	983
Audit, legal and other professional fees	706	871	706
Direct REIT operating expenses	1,124	652	241
Other administrative	316	269	276
Total expenses	$11,166	$9,093	$7,894

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

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2017, our RMBS portfolio consisted of $3,744.8 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.23%.  During the year ended December 31, 2017, we received principal repayments of $365.2 million compared to $254.6 million for the year ended December 31, 2016.  The average prepayment speeds for the quarters ended December 31, 2017 and 2016 were 9.1% and 12.2%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2017	7.0	13.6	9.1
September 30, 2017	8.3	14.9	10.3
June 30, 2017	7.0	12.7	9.5
March 31, 2017	7.5	14.3	9.9
December 31, 2016	9.7	18.4	12.2
September 30, 2016	8.9	17.9	11.7
June 30, 2016	8.4	15.9	11.0
March 31, 2016	5.5	12.4	8.2

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of December 31, 2017 and 2016:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2017
Adjustable Rate RMBS	$1,754	0.0%	3.95%	206	1-Sep-35	5.5	10.05%	2.00%
Fixed Rate RMBS	3,594,533	96.0%	4.25%	338	1-Dec-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	27,398	0.7%	2.59%	301	1-Aug-43	59.77	7.59%	2.00%
Total Mortgage-backed Pass-through	3,623,685	96.7%	4.24%	338	1-Dec-47	NA	NA	NA
Interest-Only Securities	86,918	2.3%	3.75%	262	15-Apr-47	NA	NA	NA
Inverse Interest-Only Securities	34,208	1.0%	4.02%	318	15-Jul-47	NA	5.11%	NA
Total Structured RMBS	121,126	3.3%	3.82%	278	15-Jul-47	NA	NA	NA
Total Mortgage Assets	$3,744,811	100.0%	4.23%	336	1-Dec-47	NA	NA	NA
December 31, 2016
Adjustable Rate RMBS	$2,062	0.1%	3.50%	219	1-Sep-35	5.67	10.05%	2.00%
Fixed Rate RMBS	2,826,694	93.5%	4.21%	325	1-Dec-46	NA	NA	NA
Hybrid Adjustable Rate RMBS	45,459	1.5%	2.55%	313	1-Aug-43	73.08	7.55%	2.00%
Total Mortgage-backed Pass-through	2,874,215	95.1%	4.19%	324	1-Dec-46	NA	NA	NA
Interest-Only Securities	69,726	2.3%	3.59%	235	25-Apr-45	NA	NA	NA
Inverse Interest-Only Securities	78,233	2.6%	5.40%	338	25-Dec-46	NA	6.14%	NA
Total Structured RMBS	147,959	4.9%	4.55%	290	25-Dec-46	NA	NA	NA
Total Mortgage Assets	$3,022,174	100.0%	4.20%	323	25-Dec-46	NA	NA	NA

($ in thousands)
	December 31, 2017		December 31, 2016
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,242,213	59.9%	$2,226,893	73.7%
Freddie Mac	1,496,615	40.0%	785,496	26.0%
Ginnie Mae	5,983	0.1%	9,785	0.3%
Total Portfolio	$3,744,811	100.0%	$3,022,174	100.0%

	December 31, 2017	December 31, 2016
Weighted Average Pass-through Purchase Price	$107.52	$108.64
Weighted Average Structured Purchase Price	$13.82	$15.39
Weighted Average Pass-through Current Price	$106.79	$107.14
Weighted Average Structured Current Price	$12.50	$15.49
Effective Duration (1)	2.989	4.579

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 2.989 indicates that an interest rate increase of 1.0% would be expected to cause a 2.989% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2017.  An effective duration of 4.579 indicates that an interest rate increase of 1.0% would be expected to cause a 4.579% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2016. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2017 and 2016.

($ in thousands)
	2017			2016
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$6,426,822	$107.83	2.77%	$3,090,522	$109.09	2.40%
Structured RMBS	72,331	14.46	6.21%	81,479	18.28	5.85%

Borrowings

As of December 31, 2017, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 22 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2017, we had obligations outstanding under the repurchase agreements of approximately $3,533.8 million with a net weighted average borrowing cost of 1.54%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 226 days, with a weighted average remaining maturity of 52 days.  Securing the repurchase agreement obligations as of December 31, 2017 are RMBS with an estimated fair value, including accrued interest, of approximately $3,726.5 million and a weighted average maturity of 337 months, and cash pledged to counterparties of approximately $25.3 million.  Through February 14, 2018, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2017 with maturities through August 14, 2018.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2017 and 2016.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
December 31, 2017	$3,533,786	$3,621,931	$(88,145)	(2.43)%
September 30, 2017	3,710,077	3,494,266	215,811	6.18%
June 30, 2017	3,278,456	3,164,532	113,924	3.60%
March 31, 2017	3,050,608	2,922,157	128,451	4.40%
December 31, 2016	2,793,705	2,545,901	247,804	9.73%
September 30, 2016	2,298,097	2,179,462	118,635	5.44%
June 30, 2016	2,060,827	2,000,158	60,669	3.03%
March 31, 2016	1,939,489	1,962,901	(23,412)	(1.19)%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2017, haircuts on our pledged collateral remained stable and as of December 31, 2017, our weighted average haircut was approximately 5.4% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,533,786	$-	$-	$-	$3,533,786
Interest expense on repurchase agreements(1)	14,320	-	-	-	14,320
Totals	$3,548,106	$-	$-	$-	$3,548,106

(1)	Interest expense on repurchase agreements is based on current interest rates as of December 31, 2017 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of December 31, 2017, we had cash and cash equivalents of $214.4 million.  We generated cash flows of $508.2 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,300.7 million during the year ended December 31, 2017.

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

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 10, 2017 (the "May 2017 Equity Distribution Agreement"), with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through December 31, 2017, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Outlook

Interest Rates and the MBS Market

The fourth quarter of 2017 marked a reversal of the trend in place for the first nine months of the year. The shifts that occurred were numerous.  Perhaps the most significant from a long-term perspective was the surprise success the Trump administration had in passing a substantive tax package – The Tax Cuts and Jobs Act of 2017 (the "Act").  The significance of the Act was two-fold.  On the one hand, its passage ended the Trump administration's string of legislative failures, and on the other, we believe the legislation should be simulative for the economy – at least for the first five years after passage and before certain provisions are reduced or eliminated.  Passage of the Act coincided with continuing strong economic data and contributed to the "risk on" sentiment in the markets.  The result was a continuation of the ever-increasing levels in the equity markets, particularly the domestic equity markets, as well as other risk assets such as commodities, investment grade and sub-investment grade debt.

Some of the clouds on the economic horizon that existed at the end of the third quarter of 2017 did not prove to be troubling.  The three hurricanes that made landfall in the U.S. in August and September 2017 did not impact economic growth in a material way, and President Trump's selection of the new chairman of the Federal Reserve, Jerome Powell, was perceived as a "status quo" selection by the markets and not a shift in the hawkish direction.

A second significant event that impacted the markets during the fourth quarter of 2017 actually occurred late in the third quarter of 2017.  At the conclusion of the September 2017 meeting of the FOMC, chair Yellen stated that the Fed viewed recent soft inflation data as owing to transitory factors and that they remained confident that inflation would trend towards their 2% target level over the medium term.  This acknowledgement by the Fed that they would look past soft inflation data in the near term, and continue to remove accommodation, forced the market to revisit expectations for additional interest rate hikes.  While there was a substantial gap in the markets pricing for additional Fed rate hikes and the extent of hikes implied in the Fed's "dot plot" prior to the September 2017 meeting, this gap closed markedly by the end of the year.  Fed public comments since the September 2017 meeting, coupled with continued strong data, have reinforced the markets thinking.  The Fed's "dot plot" implies three rate hikes in 2018 and current market pricing is over 2.5 hikes, a meaningful closing of the gap that existed in August and early September 2017 when the 10-year US T-Note flirted with breaking below 2%.  The yield on the 10-year U.S. T-Note reached 2.406% by December 29, 2017 and surpassed 2.6% in January 2018.

During the fourth quarter of 2017, inflation data was mixed and year over year figures remained below the Fed's 2% target.  The combination of benign inflation readings and a Fed that seems intent on removing accommodation, even more so as strong economic data continues to be released, has caused the yield curve to flatten.  This trend has continued into 2018.  The market is convinced the Fed will be vigilant in staying ahead of inflation, and therefore longer dated treasuries, that are most sensitive to inflation, have increased in yield far less that short term treasuries that are more sensitive to Fed rate increases.  The fact the Fed is ahead of their central bank peers at removing accommodation has allowed yield spreads between U.S. rates and sovereign debt rates across Europe and Japan to remain large, helping to keep additional downward pressure on longer term rates in the U.S.

The mortgage market was impacted by these events in a positive way.  The strong "risk on" tone of the markets continued to drive spreads available in the various investment grade and sub-investment grade markets tighter.  This enabled spreads available in the Agency RMBS market to appear relatively attractive and continue to tighten over the course of the quarter.  The spread of the 30-year, fixed rate conventional mortgage to the 10-year U.S. T-Note hit its tightest level since early 2013 in early January 2018.  This spread has since widened as longer-term rates continue to inch higher, causing extension fears to enter the market – the fear that mortgage cash flows will extend materially as prepayment activity is driven lower by higher prevailing mortgage rates available to borrowers. The flattening of the yield – and U.S. dollar swap – curves tends to hurt fixed income markets generally as spreads on these assets relative to funding levels are compressed.  However, in the case of the Agency RMBS market, we believe this effect is off-set somewhat by the seasonal slow-down in prepayment activity that occurs around year end and into the first quarter.  Going forward, the balance between slower prepayment activity, and thus mortgage origination levels, and reduced purchases by the Fed, will be critical for Agency RMBS performance.  The shape of the yield curve will also be important for the relative performance of higher versus lower coupon mortgages, as a flatter yield curve tends to cause lower coupon mortgages to out-perform higher coupon mortgages - since higher coupon mortgages are more sensitive to prepayment rates and a flatter yield curve usually does not slow prepayment behavior materially.

Recent Regulatory Developments

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the "Final Rule"). The Final Rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Orchid Island Casualty, LLC ("Orchid Island Casualty"), from being eligible for membership in the Federal Home Loan Bank ("FHLB") system. Under the Final Rule, there was a one-year transition period from the effective date of February 19, 2016 within which the FHLBs were required to wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Orchid Island Casualty ("Post-NPR Captives"). The Final Rule also precludes the FHLBs from making any new advances or extending existing advances to Post-NPR Captives. In addition, upon the termination of membership, the FHLBs were required to liquidate all outstanding advances to Post-NPR Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Post-NPR Captive in accordance with the Final Rule. Therefore, Orchid Island Casualty, along with all other Post-NPR Captives, was required to completely wind down all business relationships with the FHLB, including the repayment of all outstanding advances, prior to or simultaneously with the termination of Orchid Island Casualty's membership with the FHLB.

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

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate in 2018 and beyond.

At its September 2017 meeting, the FOMC agreed to start the program for gradually reducing the Fed's holdings of Agency RMBS and U.S. Treasuries, starting in October 2017, as part of its overall approach to monetary policy normalization, by reducing its reinvestment of Agency RMBS and U.S. Treasuries held in the System Open Market Account.

 On January 30, 2018, legislation was introduced in the United States Senate that would permit captive insurance companies that were FHLB members prior to January 19, 2016 to restore or continue their membership in the FHLB. In June 2017, legislation was introduced in the United States House of Representatives that would permit a captive insurance company that was admitted to the FHLB prior to September 12, 2014 to continue its membership in the FHLB. The Company joined the FHLBC after September 12, 2014, so the House version of the legislation would not permit the Company to rejoin the FHLBC. It is still uncertain whether legislation on FHLB membership will be adopted, and if so, whether it would permit us to rejoin the FHLB.

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

Higher long-term rates can also affect the value of our Agency RMBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increase, coupled with higher discount rates, the value of Agency RMBS declines.  Some of the instruments the Company uses to hedge our Agency RMBS assets, such as Euro Dollar futures, swaps, interest rate futures and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency RMBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increase, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency RMBS.

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency RMBS assets it would allow to run off- or not be re-invested – starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency RMBS assets it had acquired during their quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the September 2017 announcement, the cap would eventually reach $20 billion per month by the end of 2018.  At the time of the Fed's announcement, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs by the end of 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency RMBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond 2018, the removal of this source of demand could negatively impact Agency RMBS prices.  The extent this negatively impacts the Agency RMBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed.

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

Effects on our borrowing costs

We leverage our PT RMBS portfolio and a portion of our structured Agency RMBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Federal Funds Rate and LIBOR. An increase in the Federal Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

The market direction changed appreciably during the fourth quarter of 2017.  As we entered 2017, risk assets were performing very well as the Trump administration took office in late January and appeared to be very pro-business.  The markets looked forward to a roll back of recently expanding regulations across many industries, a new and hopefully improved health care act, tax reform and possibly much needed infrastructure spending to refurbish the nation's aging roads, highways, bridges and airports.  While the administration made bold promises, there was little delivered.  Market optimism was quickly replaced with pessimism.  Geopolitical events surfaced in April, specifically the Korean peninsula.  These events kept the market on edge and induced sporadic flight to quality rallies as headlines hit the market from time to time. Starting in March, incoming inflation data was consistently below expectations.  In the case of the core Consumer Price Index ("CPI") measure, the year over year figure moved from 2.3% in January 2017 to 1.7% by May and has not moved back above 1.8% since.  Despite these readings, the Fed remains convinced these readings are being driven by temporary or transitory phenomenon, and that inflation will reverse and head back towards their 2% target over the medium term. This was a significant development and marked a clear change in the bias of the Fed from a dovish to a more hawkish, or aggressive stance.  Over the course of the fourth quarter of 2017 and into early 2018, the market has grown to accept this outcome - as reflected in Fed Funds futures pricing.

Late in the fourth quarter of 2017, the Trump administration had its first major legislative success when the Tax Cuts and Jobs Act of 2017 was passed.  The legislation was viewed as very pro-growth and added to the high-level of animal spirits and "risk on" tone in the markets. Risk markets performed very well into year end and incoming economic data was consistently strong. These developments drove the markets to price in a more aggressive Fed going forward. More importantly, the combination of benign inflation readings, coupled with hawkish Fed expectations, caused the yield curve to flatten significantly in 2017, to multi-year lows.

The Agency RMBS market has performed well in this environment, resulting in low volatility and tight trading spreads across most comparable asset classes. In early January 2018, current coupon, 30-year fixed rate mortgage traded at their tightest spread to comparable duration treasuries since early 2013. Going forward, the balance between prepayment activity, and thus mortgage origination levels, and reduced purchases by the Fed, will be critical for Agency RMBS performance.  The shape of the yield curve will also be important for the relative performance of higher versus lower coupon mortgages, as a flatter yield curve tends to cause lower coupon mortgages to out-perform higher coupon mortgages, our core holding.  On the other hand, if incoming inflation data were to exceed market expectations, not only would the Fed be very likely to carry out their professed intentions to raise rates three times in 2018 and more so in the years after, but this would also put upward pressure on longer-term rates and volatility, both negatively impacting Agency RMBS performance.

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

Derivative Financial Instruments

We use derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and we may continue to do so in the future. The principal instruments that we have used to date are T-Note and Eurodollar futures contracts, interest rate swaps, interest rate swaptions and TBA securities, but we may enter into other derivatives in the future.

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

Capital Expenditures

At December 31, 2017, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018 - YTD(1)	0.110	5,842
Totals	$8.945	$184,000

(1)
On January 10, 2018, the Company declared a dividend of $0.11 per share to be paid on February 9, 2018. The effect of this dividend is included in the table above, but is not reflected in the Company's financial statements as of December 31, 2017.

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

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the RMBS that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability to borrow, and the amount that we can borrow against, these securities.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2017 and 2016, assuming rates instantaneously fall 100 bps, fall 50 bps, rise 50 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2017 and 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2017
-100 Basis Points	(0.32)%	(2.63)%
-50 Basis Points	(0.21)%	(1.73)%
+50 Basis Points	(0.59)%	(4.82)%
+100 Basis Points	(1.61)%	(13.05)%
As of December 31, 2016
-100 Basis Points	0.55%	4.96%
-50 Basis Points	0.55%	4.97%
+50 Basis Points	(0.95)%	(8.61)%
+100 Basis Points	(2.20)%	(19.98)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2017, we had unrestricted cash and cash equivalents of $214.4 million and unpledged securities of approximately $32.3 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

Extension Risk

The projected weighted average life and the duration (or interest rate sensitivity) of our investments is based on our Manager's assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use futures contracts and interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise. These hedging instruments allow us to reduce our funding exposure on the notional amount of the instrument for a specified period of time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Orchid Island Capital, Inc.
Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orchid Island Capital, Inc. (the "Company") and subsidiary as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

 Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
Certified Public Accountants

We have served as the Company's auditor since 2011.

West Palm Beach, Florida

February 14, 2018

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 and 2016
($ in thousands, except per share data)

	2017	2016
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,712,561	$2,972,290
Unpledged	32,250	49,884
Total mortgage-backed securities	3,744,811	3,022,174
Cash and cash equivalents	214,363	73,475
Restricted cash	32,349	20,950
Accrued interest receivable	14,444	11,512
Derivative assets, at fair value	17,160	10,365
Other assets	216	218
Total Assets	$4,023,343	$3,138,694

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,533,786	$2,793,705
Dividends payable	7,429	4,616
Derivative liabilities, at fair value	2,038	1,982
Accrued interest payable	6,516	1,826
Due to affiliates	797	566
Other liabilities	10,566	3,220
Total Liabilities	3,561,132	2,805,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of December 31, 2017 and December 31, 2016	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 53,061,904 shares issued and outstanding as of December 31, 2017 and 32,962,919 shares issued
and outstanding as of December 31, 2016	531	330
Additional paid-in capital	461,680	332,449
Retained earnings (accumulated deficit)	-	-
Total Stockholders' Equity	462,211	332,779
Total Liabilities and Stockholders' Equity	$4,023,343	$3,138,694
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017, 2016 and 2015
($ in thousands, except per share data)

	2017	2016	2015
Interest income	$145,962	$87,127	$68,811
Interest expense	(41,671)	(15,604)	(7,271)
Net interest income	104,291	71,523	61,540
Realized (losses) gains on mortgage-backed securities	(7,788)	3,071	(1,411)
Unrealized losses on mortgage-backed securities	(67,981)	(54,149)	(28,274)
Losses on derivative instruments	(15,349)	(9,387)	(22,890)
FHLB stock dividends	-	14	-
Net portfolio income	13,173	11,072	8,965

Expenses:
Management fees	5,855	4,188	3,978
Allocated overhead	1,576	1,300	1,064
Accrued incentive compensation	640	806	646
Directors' fees and liability insurance	949	1,007	983
Audit, legal and other professional fees	706	871	706
Direct REIT operating expenses	1,124	652	241
Other administrative	316	269	276
Total expenses	11,166	9,093	7,894

Net income	$2,007	$1,979	$1,071

Basic and diluted net income per share	$0.05	$0.08	$0.05

Weighted Average Shares Outstanding	41,062,039	24,099,714	20,266,706
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2015	$167	$217,419	$492	$218,078
Net income	-	-	1,071	1,071
Cash dividends declared, $1.92 per share	-	(37,185)	(1,563)	(38,748)
Issuance of common stock pursuant to public offerings, net	62	83,213	-	83,275
Issuance of common stock pursuant to stock based
compensation plan	-	287	-	287
Amortization of stock based compensation	-	144	-	144
Shares repurchased and retired	(12)	(10,840)	-	(10,852)
Balances, December 31, 2015	217	253,038	-	253,255
Net income	-	-	1,979	1,979
Cash dividends declared, $1.68 per share	-	(39,409)	(1,979)	(41,388)
Issuance of common stock pursuant to public offerings, net	113	118,215	-	118,328
Issuance of common stock pursuant to stock based
compensation plan	-	301	-	301
Amortization of stock based compensation	-	304	-	304
Balances, December 31, 2016	$330	$332,449	$-	$332,779
Net income	-	-	2,007	2,007
Cash dividends declared, $1.68 per share	-	(68,710)	(2,007)	(70,717)
Issuance of common stock pursuant to public offerings, net	200	197,407	-	197,607
Issuance of common stock pursuant to stock based
compensation plan	1	261	-	262
Amortization of stock based compensation	-	273	-	273
Balances, December 31, 2017	$531	$461,680	$-	$462,211
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
($ in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,007	$1,979	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	535	605	431
Realized and unrealized losses on mortgage-backed securities	75,769	51,078	29,685
Realized and unrealized gains on interest rate swaptions	(1,038)	(36)	1,648
Realized and unrealized gains on interest rate swaps	(4,030)	(9,499)	-
Realized losses on forward settling to-be-announced securities	5,938	2,518	(386)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,932)	(3,022)	(2,279)
Other assets	(3)	80	(19)
Accrued interest payable	4,690	963	235
Other liabilities	3,841	2,279	184
Due to affiliates	231	101	135
NET CASH PROVIDED BY OPERATING ACTIVITIES	85,008	47,046	30,705

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(6,499,153)	(3,172,001)	(2,687,031)
Sales	5,335,583	2,002,813	1,832,194
Principal repayments	365,166	254,607	215,658
Redemption of FHLB stock	3	3,750	(3,753)
Payments on net settlement of to-be-announced securities	(5,242)	(1,401)	386
Purchase of interest rate swaptions, net of margin cash received	1,138	704	(2,464)
NET CASH USED IN INVESTING ACTIVITIES	(802,505)	(911,528)	(645,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	54,481,746	32,375,195	18,867,303
Principal payments on repurchase agreements	(53,741,665)	(31,380,303)	(18,505,141)
Proceeds from FHLB advances	-	-	187,500
Principal payments on FHLB advances	-	(187,500)	-
Cash dividends	(67,904)	(36,772)	(38,748)
Proceeds from issuance of common stock, net of issuance costs	197,607	118,328	83,275
Common stock repurchases	-	-	(10,852)
NET CASH PROVIDED BY FINANCING ACTIVITIES	869,784	888,948	583,337

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	152,287	24,466	(30,968)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	94,425	69,959	100,927
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$246,712	$94,425	$69,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$36,981	$14,641	$7,036
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

On March 2, 2015, Orchid entered into an equity distribution agreement (the "March 2015 Equity Distribution Agreement") with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $100,000,000 of shares of the Company's common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The March 2015 Equity Distribution Agreement replaced the September 2014 Equity Distribution Agreement.  The Company issued a total of 7,218,766 shares under the March 2015 Equity Distribution Agreement for aggregate gross proceeds of approximately $95.4 million, and net proceeds of approximately $93.2 million, net of commissions and fees, prior to its termination in July 2016.

On July 29, 2015 the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the share repurchase program through December 31, 2015, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees. The Company did not repurchase any shares of its common stock during the years ended December 31, 2017 and 2016.

On July 29, 2016, Orchid entered into another equity distribution agreement (the "July 2016 Equity Distribution Agreement") with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The Company issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate gross proceeds of $110.0 million, and net proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination in February 2017.

On February 23, 2017, Orchid entered into another equity distribution agreement, as amended and restated on May 10, 2017 (the "May 2017 Equity Distribution Agreement"), with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The Company issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination in August 2017.

On August 2, 2017, Orchid entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through December 31, 2017, the Company issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

(in thousands)
	2017	2016
Cash and cash equivalents	$214,363	$73,475
Restricted cash	32,349	20,950
Total cash, cash equivalents and restricted cash	$246,712	$94,425

The Company maintains cash balances at four banks and excess margin at derivative exchanges, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2017, the Company's cash deposits exceeded federally insured limits by approximately $213.3 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative exchanges and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note ("T-Note") and Eurodollar futures contracts, interest rate swaps, options to enter in interest rate swaps ("interest rate swaptions") and "to-be-announced" ("TBA") securities transactions, but may enter into other derivatives in the future.

The Company purchases a portion of its Agency RMBS through forward settling transactions, including TBA securities transactions.  At times when market conditions are conducive, the Company may choose to move the settlement of these TBA securities transactions out to a later date by entering into an offsetting short position, which is then net settled for cash, and simultaneously entering into a substantially similar TBA securities trade for a later settlement date.  Such a set of transactions is referred to as a TBA "dollar roll" transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the "price drop."  The price drop represents compensation to the Company for foregoing net interest margin and is referred to as TBA "dollar roll income."

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

Holding derivatives creates exposure to credit risk related to the potential for failure on the part of counterparties and exchanges to honor their commitments.  In addition, the Company may be required to post collateral based on any declines in the market value of the derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the agreement.  To mitigate this risk, the Company uses only well-established commercial banks and exchanges as counterparties.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of December 31, 2017 and December 31, 2016 due to the short-term nature of these financial instruments.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of December 31, 2017 and 2016:

(in thousands)
	2017	2016
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$27,398	$45,459
Adjustable-rate Mortgages	1,754	2,062
Fixed-rate Mortgages	3,594,533	2,826,694
Total Pass-Through Certificates	3,623,685	2,874,215
Structured RMBS Certificates:
Interest-Only Securities	86,918	69,726
Inverse Interest-Only Securities	34,208	78,233
Total Structured RMBS Certificates	121,126	147,959
Total	$3,744,811	$3,022,174

The following table summarizes the Company's RMBS portfolio as of December 31, 2017 and 2016, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31, 2017	December 31, 2016
Greater than one year and less than five years	$29	$157
Greater than five years and less than ten years	3,281	277
Greater than or equal to ten years	3,741,501	3,021,740
Total	$3,744,811	$3,022,174

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2017, the Company had met all margin call requirements.

As of December 31, 2017, the Company had outstanding repurchase obligations of approximately $3,533.8 million with a net weighted average borrowing rate of 1.54%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $3,726.5 million, and cash pledged to the counterparties of approximately $25.3 million.  As of December 31, 2016, the Company had outstanding repurchase obligations of approximately $2,793.7 million with a net weighted average borrowing rate of 1.00%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $2,970.9 million, and cash pledged to the counterparties of approximately $10.8 million.

As of December 31, 2017 and 2016, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2017
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,983,958	$1,266,590	$475,975	$3,726,523
Repurchase agreement liabilities associated with
these securities	$-	$1,871,833	$1,208,518	$453,435	$3,533,786
Net weighted average borrowing rate	-	1.53%	1.53%	1.57%	1.54%
December 31, 2016
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,284,815	$686,065	$-	$2,970,880
Repurchase agreement liabilities associated with
these securities	$-	$2,154,766	$638,939	$-	$2,793,705
Net weighted average borrowing rate	-	1.01%	0.96%	-	1.00%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2017, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $213.4 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at December 31, 2017 and December 31, 2016.

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

In addition, the Company utilizes TBA securities as a means of investing in and financing Agency RMBS or as a means of reducing its exposure to Agency RMBS. The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception and throughout the term of the TBA securities that it will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade.

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2017 and 2016.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	2017	2016
Assets
Interest rate swaps	Derivative assets, at fair value	$13,745	$10,302
Payer swaptions	Derivative assets, at fair value	3,405	-
TBA securities	Derivative assets, at fair value	10	63
Total derivative assets, at fair value		$17,160	$10,365

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$215	$802
TBA securities	Derivative liabilities, at fair value	1,823	1,180
Total derivative liabilities, at fair value		$2,038	$1,982

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$5,545	$9,419
TBA securities	Restricted cash	1,508	446
TBA securities	Other liabilities	(59)	-
Interest rate swaption contracts	Other liabilities	(3,505)	-
Total margin balances on derivative contracts		$3,489	$9,865

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at December 31, 2017 and 2016.

($ in thousands)
	December 31, 2017
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2018	$1,212,500	1.86%	1.98%	$1,418
2019	1,350,000	2.11%	2.27%	2,152
2020	987,500	2.59%	2.36%	(2,360)
Total / Weighted Average	$1,183,333	2.16%	2.20%	$1,210

Treasury Note Futures Contracts (Short Position)(2)
March 2018 10-year T-Note futures
(Mar 2018 - Mar 2028 Hedge Period)	$140,000	2.23%	2.33%	$755

($ in thousands)
	December 31, 2016
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2017	$600,000	1.48%	1.28%	$(1,206)
2018	600,000	1.81%	1.82%	76
2019	675,000	2.00%	2.21%	1,429
2020	700,000	2.65%	2.45%	(1,394)
Total / Weighted Average	$643,750	2.01%	1.97%	$(1,095)

Treasury Note Futures Contracts (Short Position)(2)
March 2017 10 year T-Note futures
(Mar 2017 - Mar 2027 Hedge Period)	$465,000	2.27%	2.24%	$(3,134)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $124.05 at December 31, 2017 and $124.28 at December 31, 2016.  The notional contract values of the short positions were $173.7 million and $577.9 million at December 31, 2017 and December 31, 2016, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate ("LIBOR") ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at December 31, 2017 and 2016.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
December 31, 2017
Expiration > 1 to ≤ 3 years	$650,000	1.09%	1.41%	$11,828	2.1
Expiration > 3 to ≤ 5 years	360,000	2.05%	1.53%	1,702	4.3
	$1,010,000	1.43%	1.45%	$13,530	2.8
December 31, 2016
Expiration > 3 to ≤ 5 years	$700,000	1.20%	0.91%	$9,500	3.4

The table below presents information related to the Company's interest rate swaption positions at December 31, 2017.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
Payer Swaptions
≤ 1 year	$2,367	$3,405	8.0	$200,000	2.16%	3 Month	6.0

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2017 and 2016.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2017
30-Year TBA securities:
3.0%	$(300,000)	$(299,371)	$(300,153)	$(782)
4.0%	(357,000)	(373,403)	(373,477)	(74)
4.5%	356,556	380,371	379,414	(957)
Total	$(300,444)	$(292,403)	$(294,216)	$(1,813)
December 31, 2016
30-Year TBA securities:
3.0%	$(100,000)	$(99,406)	$(99,344)	$62
4.0%	(100,000)	(103,898)	(105,078)	(1,180)
Total	$(200,000)	$(203,304)	$(204,422)	$(1,118)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

(in thousands)
	2017	2016	2015
Eurodollar futures contracts (short positions)	$1,257	$(12,808)	$(17,741)
T-Note futures contracts (short position)	(14,922)	(3,600)	(3,887)
Interest rate swaps	3,216	9,503	-
Receiver swaptions	-	36	(431)
Payer swaptions	1,038	-	(1,217)
Net TBA securities	(5,938)	(2,518)	386
Total	$(15,349)	$(9,387)	$(22,890)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements, prime brokerage clearing accounts, derivative agreements and insurance capital by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2017 and 2016.

(in thousands)
	December 31, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT RMBS - fair value	$3,612,244	$-	$3,612,244
Structured RMBS - fair value	100,317	-	100,317
Accrued interest on pledged securities	13,962	-	13,962
Restricted cash	25,296	7,053	32,349
Total	$3,751,819	$7,053	$3,758,872

(in thousands)
	December 31, 2016
	Repurchase	Clearing	Derivative	Insurance
Assets Pledged to Counterparties	Agreements	Margin	Agreements	Capital(1)	Total
PT RMBS - fair value	$2,854,062	$-	$-	$1,065	$2,855,127
Structured RMBS - fair value	106,195	10,968	-	-	117,163
Accrued interest on pledged securities	10,623	266	-	4	10,893
Restricted cash	10,835	-	9,865	250	20,950
Total	$2,981,715	$11,234	$9,865	$1,319	$3,004,133

(1)	Orchid Island Casualty, Inc. was required to maintain sufficient capital in the form of cash and securities to protect it against losses.

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of December 31, 2017 and 2016.

(in thousands)
	December 31, 2017			December 31, 2016
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$67	$3,564	$3,631	$1,029	$-	$1,029
U.S. Treasury securities - fair value	-	-	-	3,438	-	3,438
Total	$67	$3,564	$3,631	$4,467	$-	$4,467

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2017 and 2016.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2017
Interest rate swaps	$13,745	$-	$13,745	$-	$-	$13,745
Interest rate swaptions	3,405	-	3,405	-	(3,405)	-
TBA securities	10	-	10	-	(10)	-
	$17,160	$-	$17,160	$-	$(3,415)	$13,745
December 31, 2016
Interest rate swaps	$10,302	$-	$10,302	$-	$-	$10,302
TBA securities	63	-	63	-	(63)	-
	$10,365	$-	$10,365	$-	$(63)	$10,302

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2017
Repurchase Agreements	$3,533,786	$-	$3,533,786	$(3,508,490)	$(25,296)	$-
Interest rate swaps	215	-	215	-	-	215
TBA securities	1,823	-	1,823	-	(1,508)	315
	$3,535,824	$-	$3,535,824	$(3,508,490)	$(26,804)	$530
December 31, 2016
Repurchase Agreements	$2,793,705	$-	$2,793,705	$(2,782,870)	$(10,835)	$-
Interest rate swaps	802	-	802	-	(802)	-
TBA securities	1,180	-	1,180	-	(848)	332
	$2,795,687	$-	$2,795,687	$(2,782,870)	$(12,485)	$332

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

($ in thousands, except per share amounts)
				Weighted
				Average
				Price
		Book Value Per Share		Received		Net
Type of Offering	Period	Beginning	Ending	Per Share(1)	Shares	Proceeds(2)
2017
At the Market Offering Program(3)	First Quarter	$10.10	$9.75	$10.13	1,286,196	$12,792
At the Market Offering Program(3)	Second Quarter	9.75	9.23	10.17	11,012,836	110,065
At the Market Offering Program(3)	Fourth Quarter	9.15	8.71	9.81	7,746,052	74,750
					20,045,084	$197,607
2016
At the Market Offering Program(3)	Second Quarter	$11.01	$10.86	$10.48	646,753	$6,591
At the Market Offering Program(3)	Third Quarter	10.86	11.21	10.80	3,818,802	40,525
At the Market Offering Program(3)	Fourth Quarter	11.21	10.10	10.79	6,707,101	71,212
					11,172,656	$118,328

(1)	Weighted average price received per share is gross of underwriters' discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.
(3)	The Company has entered into six equity distribution agreements, five of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the share repurchase program through December 31, 2017, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.  No shares were repurchased during the years ended December 31, 2017 or 2016.

On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock, which results in a total authorization under the repurchase program for up to 5,306,579 shares of our common stock.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018 - YTD(1)	0.110	5,842
Totals	$8.945	$184,000

(1)
On January 10, 2018, the Company declared a dividend of $0.11 per share to be paid on February 9, 2018.  The effect of this dividend is included in the table above, but is not reflected in the Company's financial statements as of December 31, 2017.

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

Restricted Stock Awards

The table below presents information related to the Company's restricted common stock at December 31, 2017 and 2016.

($ in thousands, except per share data)
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	8,000	$12.23	16,000	$12.23
Granted	-	-	-	-
Vested and issued	(8,000)	12.23	(8,000)	12.23
Unvested, end of period	-	$-	8,000	$12.23

Compensation expense during period		$33		$98
Unrecognized compensation expense, end of period		$-		$33
Intrinsic value, end of period		$-		$87
Weighted-average remaining vesting term (in years)		-		0.3

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the years ended December 31, 2017 and 2016.

($ in thousands, except per share data)
	2017	2016
Fully vested shares granted(1)	29,160	40,571
Weighted average grant date price per share	$9.80	$10.08
Compensation expense related to fully vested shares of common stock awards(2)	$286	$409

(1)
The table above includes 17,335 fully vested shares of common stock which were granted in January and March 2017 with respect to service performed during 2016 and 33,019 fully vested shares of common stock which were granted in January and March 2016 with respect to service performed during 2015.

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

The following table presents information related to Performance Units outstanding during the years ended December 31, 2017.

($ in thousands, except per share data)
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	45,305	$10.33	7,508	$13.32
Granted	15,707	9.55	41,500	10.00
Forfeited	-	-	(700)	10.00
Vested and issued	(19,319)	10.52	(3,003)	13.32
Unvested, end of period	41,693	$9.95	45,305	$10.33

Compensation expense during period		$240		$206
Unrecognized compensation expense, end of period		$165		$256
Intrinsic value, end of period		$387		$491
Weighted-average remaining vesting term (in years)		1.0		1.3

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2017.

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

In determining total distributions, consideration is given to the spillover distribution provisions of section 857(b)(9) of the Code.  Under section 857(b)(9), of the Code, REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  In accordance with section 857(b)(9) of the Code, the Company's December 2017 dividend of $0.14 paid in January 2018 is subject to tax in 2018.  The remaining dividend distributions declared in 2017 of $1.54, plus the dividend declared in December 2016 and paid in January 2017 of $0.14, are taxable in 2017.

The 2017 dividend distribution described above exceeded 2017 earnings and profits by $0.71, representing 42% of the total 2017 distributions of $1.68.  This nondividend distribution is characterized as return of capital and has been allocated on a pro rata basis to each 2017 dividend distribution.  Nondividend distributions characterized as return of capital reduce the tax basis of related shares and are nontaxable to the recipient unless return of capital distributions in aggregate exceed tax basis, in which case the excess is reportable as capital gain.  The remaining 2017 common dividend distributions have been characterized as ordinary income of $0.97, or 58% of the total distributions.

As of December 31, 2017, we had distributed all of our estimated REIT taxable income through fiscal year 2017. Accordingly, no income tax provision was recorded for 2017, 2016 and 2015.

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during years ended December 31, 2017, 2016 and 2015. The basic and diluted per share computations include these unvested shares of restricted common stock and Performance Units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2017, 2016 and 2015.

(in thousands, except per-share information)
	2017	2016	2015
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income - Basic and diluted	$2,007	$1,979	$1,071
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	53,062	32,963	21,749
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	42	53	24
Effect of weighting	(12,042)	(8,916)	(1,506)
Weighted average shares-basic and diluted	41,062	24,100	20,267
Net Income per share of common stock:
Basic and diluted	$0.05	$0.08	$0.05

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the years ended December 31, 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2017 and 2016:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Mortgage-backed securities	$3,744,811	$-	$3,744,811	$-
Interest rate swaps	13,530	-	13,530	-
Interest rate swaptions	3,405	-	3,405	-
TBA securities	(1,813)	-	(1,813)	-
December 31, 2016
Mortgage-backed securities	$3,022,174	$-	$3,022,174	$-
Interest rate swaps	9,500	-	9,500	-
TBA securities	(1,117)	-	(1,117)	-

During the years ended December 31, 2017, 2016 and 2015, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $7.4 million, $5.5 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the net amount due to affiliates was approximately $0.8 million and $0.6 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of December 31, 2017, Bimini owned 1,520,036 shares, or 2.9%, of the Company's common stock.

NOTE 14.   QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2017 and 2016.

(in thousands, except per share information)
	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Interest income	$32,311	$34,579	$38,974	$40,098
Interest expense	(6,715)	(8,763)	(12,638)	(13,555)
Net interest income	25,596	25,816	26,336	26,543
Losses	(20,727)	(32,597)	(8,254)	(29,540)
Net portfolio income (loss)	4,869	(6,781)	18,082	(2,997)

Expenses:
Management fees and overhead expenses	1,670	1,788	1,940	2,033
Other expenses	750	1,074	959	952
Total expenses	2,420	2,862	2,899	2,985

Net income (loss)	$2,449	$(9,643)	$15,183	$(5,982)

Basic and diluted net income (loss) per share	$0.07	$(0.26)	$0.33	$(0.12)

Weighted Average Shares Outstanding	33,069	37,211	45,355	48,310

Dividends declared per share	$0.42	$0.42	$0.42	$0.42

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Interest income	$20,466	$19,235	$22,358	$25,068
Interest expense	(3,319)	(3,330)	(3,979)	(4,976)
Net interest income	17,147	15,905	18,379	20,092
(Losses) gains	(19,558)	(7,308)	4,418	(38,003)
Net portfolio (loss) income	(2,411)	8,597	22,797	(17,911)

Expenses:
Management fees and overhead expenses	1,269	1,274	1,388	1,557
Other expenses	911	860	883	951
Total expenses	2,180	2,134	2,271	2,508

Net (loss) income	$(4,591)	$6,463	$20,526	$(20,419)

Basic and diluted net (loss) income per share	$(0.21)	$0.29	$0.85	$(0.72)

Weighted Average Shares Outstanding	$21,756	$21,921	$24,133	$28,495

Dividends declared per share	$0.42	$0.42	$0.42	$0.42

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company's management used criteria set forth Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management's assessment, the Company's management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

ADDITIONAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of additional material U.S. federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussions under "Material U.S. Federal Income Tax Considerations" in the prospectus dated April 28, 2017 and filed as part of our Registration Statement on Form S-3 (No. 333-217558).

The Tax Cuts and Jobs Act

Enactment of the TCJA

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the "TCJA" or the "Act"). The TCJA makes major changes to the Internal Revenue Code of 1986, as amended (the "Code"), including several provisions of the Code that may affect the taxation of REITs and their security holders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders is uncertain, and may not become evident for some period. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment.

Revised Individual Tax Rates and Deductions

The TCJA creates seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than current law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applies to incomes above $470,700 under pre-TCJA law. The maximum 20% rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8% Medicare tax on net investment income (see "Material U.S. Federal Income Tax Considerations - Taxation of Taxable U.S. Stockholders" in the applicable prospectus).

The TCJA also eliminates personal exemptions, but nearly doubles the standard deduction for most individuals (for example, the standard deduction for joint return filers rises from $12,700 in 2017 to $24,000 upon the TCJA's effectiveness). The TCJA also eliminates many itemized deductions, limits individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers (with a special provision to prevent 2017 deductions for prepayment of 2018 taxes), and limits the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt are eliminated. Charitable deductions are generally preserved. The phaseout of itemized deductions based on income is eliminated.

The TCJA does not eliminate the individual alternative minimum tax, but it raises the exemption and exemption phaseout threshold for application of the tax.

These individual income tax changes are generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the TCJA, individuals, trusts, and estates generally may deduct 20% of "qualified business income" (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation, or sole proprietorship. In addition, "qualified REIT dividends" (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer's taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer's proportionate share of total wages from a partnership, S corporation or sole proprietorship, or (ii) 25% of the taxpayer's proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and property basis limits. Consequently, the deduction equates to a maximum 29.6% tax rate on REIT dividends. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction would sunset after 2025.

Net Operating Loss Modifications

Net operating loss ("NOL") provisions are modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The TCJA reduces the 35% maximum corporate income tax rate to a maximum 21% corporate rate, and reduces the dividends-received deduction for certain corporate subsidiaries.  The reduction of the corporate tax rate to 21% also results in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%.  The TCJA also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018.

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods

The TCJA limits a taxpayer's net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitations at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business.  As a mortgage REIT, we do not believe that our business constitutes a "real property trade or business" within the meaning of the TCJA.  However, as a mortgage REIT, we do not believe we will be negatively impacted by the 30% limitation on the deductibility of interest imposed by the TCJA because interest expense may be fully deducted to the extent of interest income under the TCJA.  Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applies beginning in 2018.

Phantom Income

Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our "phantom income," which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this "phantom income" is recognized. We currently do not expect that this rule will have a material impact on the timing of accrual of our income or on the amount of our distribution requirement.

International Provisions: Modified Territorial Tax Regime

The TCJA moves the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. We currently do not have any foreign subsidiaries or properties, but these provisions could affect any such future subsidiaries or properties.

Other Provisions

The TCJA makes other significant changes to the Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions are effective beginning in 2018, but without further legislation, will sunset after 2025.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2018 Annual Meeting of Stockholders (the "Proxy Statement"), which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

10.8	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
10.9	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)*
10.10	2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed on April 28, 2017 and incorporated herein by reference)*
21.1	Subsidiaries of the Company**
23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

* Represents a management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.
**** Submitted electronically herewith.

ITEM 16. Form 10-K Summary.

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: February 14, 2018	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 14, 2018	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 14, 2018
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ G. Hunter Haas, IV	Chief Financial Officer, Chief	February 14, 2018
G. Hunter Haas, IV	Investment Officer, and Director
(Principal Financial and Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 14, 2018
W Coleman Bitting

/s/ Frank P. Filipps	Independent Director	February 14, 2018
Frank P. Filipps

/s/ Ava L. Parker	Independent Director	February 14, 2018
Ava L. Parker

/s/ Paula Morabito	Independent Director	February 14, 2018
Paula Morabito

INDEX TO EXHIBITS

Exhibit No.	Description
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

106

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

10.8	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
10.9	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)*
10.10	2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed on April 28, 2017 and incorporated herein by reference)*
21.1	Subsidiaries of the Company**
23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of G. Hunter Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

* Represents a management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.
**** Submitted electronically herewith.