Form 10-Q
period 2018-03-31
Orchid Island Capital, Inc.
filed 2018-04-27
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares outstanding at April 27, 2018: 53,098,115

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,643,718	$3,712,561
Unpledged	102,066	32,250
Total mortgage-backed securities	3,745,784	3,744,811
Cash and cash equivalents	127,168	214,363
Restricted cash	36,837	32,349
Accrued interest receivable	15,384	14,444
Derivative assets, at fair value	36,179	17,160
Receivable for securities sold, pledged to counterparties	160,919	-
Other assets	427	216
Total Assets	$4,122,698	$4,023,343

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,619,280	$3,533,786
Payable for unsettled securities purchased	32,054	-
Dividends payable	4,776	7,429
Derivative liabilities, at fair value	2,582	2,038
Accrued interest payable	7,152	6,516
Due to affiliates	796	797
Other liabilities	26,607	10,566
Total Liabilities	3,693,247	3,561,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 53,072,169 shares issued and outstanding as of March 31, 2018 and 53,061,904 shares issued
and outstanding as of December 31, 2017	531	531
Additional paid-in capital	445,297	461,680
Accumulated (deficit) retained earnings	(16,377)	-
Total Stockholders' Equity	429,451	462,211
Total Liabilities and Stockholders' Equity	$4,122,698	$4,023,343
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2018 and 2017
($ in thousands, except per share data)

	2018	2017
Interest income	$39,935	$32,311
Interest expense	(15,149)	(6,715)
Net interest income	24,786	25,596
Realized losses on mortgage-backed securities	(8,338)	(1,350)
Unrealized losses on mortgage-backed securities	(71,712)	(14,958)
Gains (losses) on derivative instruments	41,994	(4,419)
Net portfolio (loss) income	(13,270)	4,869

Expenses:
Management fees	1,712	1,302
Allocated overhead	382	368
Accrued incentive compensation	11	12
Directors' fees and liability insurance	252	276
Audit, legal and other professional fees	296	170
Direct REIT operating expenses	403	231
Other administrative	51	61
Total expenses	3,107	2,420

Net (loss) income	$(16,377)	$2,449

Basic and diluted net (loss) income per share	$(0.31)	$0.07

Weighted Average Shares Outstanding	53,065,845	33,069,064

Dividends declared per common share	$0.31	$0.42
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2018
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2018	$531	$461,680	$-	$462,211
Net loss	-	-	(16,377)	(16,377)
Cash dividends declared, $0.31 per share	-	(16,463)	-	(16,463)
Issuance of common stock pursuant to stock based
compensation plan	-	35	-	35
Amortization of stock based compensation	-	45	-	45
Balances, March 31, 2018	$531	$445,297	$(16,377)	$429,451
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2018 and 2017
($ in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,377)	$2,449
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	80	243
Realized and unrealized losses on mortgage-backed securities	80,050	16,308
Realized and unrealized gains on interest rate swaptions	(1,717)	-
Realized and unrealized gains on interest rate swaps	(11,576)	(1,534)
Realized gains on forward settling to-be-announced securities	(8,407)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(1,105)	(1,676)
Other assets	(251)	(417)
Accrued interest payable	636	164
Other liabilities	218	1,819
Due (from) to affiliates	(1)	262
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,550	17,618

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(517,829)	(1,737,240)
Sales	228,691	1,407,673
Principal repayments	78,720	73,298
Redemption of FHLB stock	-	3
Proceeds from net settlement of to-be-announced securities	9,161	1,119
Purchase of derivative financial instruments, net of margin cash received	10,622	-
NET CASH USED IN INVESTING ACTIVITIES	(190,635)	(255,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	13,098,449	11,947,907
Principal payments on repurchase agreements	(13,012,955)	(11,691,004)
Cash dividends	(19,116)	(13,869)
Proceeds from issuance of common stock, net of issuance costs	-	12,793
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,378	255,827

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(82,707)	18,298
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	246,712	94,425
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$164,005	$112,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,513	$6,551

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$32,054	$-
Securities sold settled in later period	159,300	-
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2018

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

On August 2, 2017, Orchid entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  Through March 31, 2018, the Company issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

(in thousands)
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$127,168	$214,363
Restricted cash	36,837	32,349
Total cash, cash equivalents and restricted cash	$164,005	$246,712

The Company maintains cash balances at four banks and excess margin on account at derivative exchanges, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2018, the Company's cash deposits exceeded federally insured limits by approximately $125.4 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative exchanges and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of March 31, 2018 and December 31, 2017 due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company early adopted the ASU beginning with the first quarter of 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  The Company's adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  The Company's adoption of this ASU did not have a material impact on its consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of March 31, 2018 and December 31, 2017:

(in thousands)
	March 31, 2018	December 31, 2017
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$26,482	$27,398
Adjustable-rate Mortgages	1,754	1,754
Fixed-rate Mortgages	3,569,133	3,594,533
Total Pass-Through Certificates	3,597,369	3,623,685
Structured RMBS Certificates:
Interest-Only Securities	120,199	86,918
Inverse Interest-Only Securities	28,216	34,208
Total Structured RMBS Certificates	148,415	121,126
Total	$3,745,784	$3,744,811

The following table summarizes the Company's RMBS portfolio as of March 31, 2018 and December 31, 2017, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2018	December 31, 2017
Greater than one year and less than five years	$15	$29
Greater than five years and less than ten years	3,049	3,281
Greater than or equal to ten years	3,742,720	3,741,501
Total	$3,745,784	$3,744,811

The Company generally pledges its RMBS assets as collateral under repurchase agreements.  At March 31, 2018 and December 31, 2017, the Company had unpledged securities totaling $102.1 million and $32.3 million, respectively.  The unpledged balance at March 31, 2018 includes unsettled security purchases with a fair value of approximately $14.6 million that will be pledged as collateral under repurchase agreements on their respective settlement dates in April 2018.

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2018, the Company had met all margin call requirements.

As of March 31, 2018, the Company had outstanding repurchase obligations of approximately $3,619.3 million with a net weighted average borrowing rate of 1.86%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,818.6 million, and cash pledged to the counterparties of approximately $28.6 million.  As of December 31, 2017, the Company had outstanding repurchase obligations of approximately $3,533.8 million with a net weighted average borrowing rate of 1.54%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $3,726.5 million, and cash pledged to the counterparties of approximately $25.3 million.

As of March 31, 2018 and 2017, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2018
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,263,087	$1,096,463	$459,040	$3,818,590
Repurchase agreement liabilities associated with
these securities	$-	$2,127,683	$1,038,162	$453,435	$3,619,280
Net weighted average borrowing rate	-	1.91%	1.88%	1.57%	1.86%
December 31, 2017
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,983,958	$1,266,590	$475,975	$3,726,523
Repurchase agreement liabilities associated with
these securities	$-	$1,871,833	$1,208,518	$453,435	$3,533,786
Net weighted average borrowing rate	-	1.53%	1.53%	1.57%	1.54%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2018, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $220.7 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at March 31, 2018 and December 31, 2017.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2018 and December 31, 2017.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2018	December 31, 2017
Assets
Interest rate swaps	Derivative assets, at fair value	$25,107	$13,745
Payer swaptions	Derivative assets, at fair value	10,296	3,405
Receiver swaptions	Derivative assets, at fair value	760	-
TBA securities	Derivative assets, at fair value	16	10
Total derivative assets, at fair value		$36,179	$17,160

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$-	$215
TBA securities	Derivative liabilities, at fair value	2,582	1,823
Total derivative liabilities, at fair value		$2,582	$2,038

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$5,415	$5,545
TBA securities	Restricted cash	2,857	1,508
TBA securities	Other liabilities	-	(59)
Interest rate swaption contracts	Other liabilities	(7,169)	(3,505)
Total margin balances on derivative contracts		$1,103	$3,489

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at March 31, 2018 and December 31, 2017.

($ in thousands)
	March 31, 2018
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2018	$1,333,333	1.92%	2.40%	$4,743
2019	1,500,000	2.16%	2.69%	8,060
2020	1,500,000	2.64%	2.81%	2,480
Total / Weighted Average	$1,454,545	2.28%	2.66%	$15,283

Treasury Note Futures Contracts (Short Position)(2)
June 2018 5-year T-Note futures
(June 2018 - June 2023 Hedge Period)	$165,000	2.94%	2.87%	$(472)

($ in thousands)
	December 31, 2017
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2018	$1,212,500	1.86%	1.98%	$1,418
2019	1,350,000	2.11%	2.27%	2,152
2020	987,500	2.59%	2.36%	(2,360)
Total / Weighted Average	$1,183,333	2.16%	2.20%	$1,210

Treasury Note Futures Contracts (Short Position)(2)
March 2018 10 year T-Note futures
(Mar 2018 - Mar 2028 Hedge Period)	$140,000	2.23%	2.33%	$755

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $114.46 at March 31, 2018 and $124.05 at December 31, 2017.  The notional contract values of the short positions were $188.9 million and $173.7 million at March 31, 2018 and December 31, 2017, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate ("LIBOR") ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at March 31, 2018 and December 31, 2017.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
March 31, 2018
Expiration > 1 to ≤ 3 years	$650,000	1.09%	1.81%	$17,232	1.8
Expiration > 3 to ≤ 5 years	360,000	2.05%	2.03%	7,875	4.0
	$1,010,000	1.43%	1.89%	$25,107	2.6
December 31, 2017
Expiration > 1 to ≤ 3 years	$650,000	1.09%	1.31%	$10,318	2.1
Expiration > 3 to ≤ 5 years	360,000	2.05%	1.32%	(2,216)	4.3
	$1,010,000	1.43%	1.31%	$8,102	2.8

The table below presents information related to the Company's interest rate swaption positions at March 31, 2018 and December 31, 2017.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
March 31, 2018
≤ 1 year
Payer Swaptions	$11,062	$10,296	9.3	$750,000	3.00%	3 Month	9.2
Receiver Swaptions	820	760	10.4	100,000	2.60%	3 Month	5.0
December 31, 2017
≤ 1 year
Payer Swaptions	$2,367	$3,405	8.0	$200,000	2.16%	3 Month	6.0

The following table summarizes our contracts to purchase and sell TBA securities as of March 31, 2018 and December 31, 2017.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2018
30-Year TBA securities:
3.0%	$(400,000)	$(387,621)	$(390,187)	$(2,566)
December 31, 2017
30-Year TBA securities:
3.0%	$(300,000)	$(299,371)	$(300,153)	$(782)
4.0%	(357,000)	(373,403)	(373,477)	(74)
4.5%	356,556	380,371	379,414	(957)
Total	$(300,444)	$(292,403)	$(294,216)	$(1,813)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2018 and 2017.

(in thousands)
	Three Months Ended March 31,
	2018	2017
Eurodollar futures contracts (short positions)	$14,541	$(571)
T-Note futures contracts (short position)	6,821	(3,851)
Interest rate swaps	10,508	3
Receiver swaptions	(349)	-
Payer swaptions	2,066	-
Net TBA securities	8,407	-
Total	$41,994	$(4,419)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2018 and December 31, 2017.

(in thousands)
	March 31, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,529,357	$-	$3,529,357	$3,612,244	$-	$3,612,244
Structured RMBS - fair value	114,361	-	114,361	100,317	-	100,317
Accrued interest on pledged securities	14,568	-	14,568	13,962	-	13,962
Receivable for securities sold	160,304	-	160,304	-	-	-
Restricted cash	28,565	8,272	36,837	25,296	7,053	32,349
Total	$3,847,155	$8,272	$3,855,427	$3,751,819	$7,053	$3,758,872

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of March 31, 2018 and December 31, 2017.

(in thousands)
	March 31, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$1,146	$7,169	$8,315	$67	$3,564	$3,631
PT RMBS - fair value	548	-	548	-	-	-
U.S. Treasury securities - fair value	1,077	-	1,077	-	-	-
Total	$2,771	$7,169	$9,940	$67	$3,564	$3,631

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2018 and December 31, 2017.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2018
Interest rate swaps	$25,107	$-	$25,107	$-	$-	$25,107
Interest rate swaptions	11,056	-	11,056	-	(7,169)	3,887
TBA securities	16	-	16	-	-	16
	$36,179	$-	$36,179	$-	$(7,169)	$29,010
December 31, 2017
Interest rate swaps	$13,745	$-	$13,745	$-	$-	$13,745
Interest rate swaptions	3,405	-	3,405	-	(3,405)	-
TBA securities	10	-	10	-	(10)	-
	$17,160	$-	$17,160	$-	$(3,415)	$13,745

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2018
Repurchase Agreements	$3,619,280	$-	$3,619,280	$(3,590,715)	$(28,565)	$-
TBA securities	2,582	-	2,582	-	(2,582)	-
	$3,621,862	$-	$3,621,862	$(3,590,715)	$(31,147)	$-
December 31, 2017
Repurchase Agreements	$3,533,786	$-	$3,533,786	$(3,508,490)	$(25,296)	$-
Interest rate swaps	215	-	215	-	-	215
TBA securities	1,823	-	1,823	-	(1,508)	315
	$3,535,824	$-	$3,535,824	$(3,508,490)	$(26,804)	$530

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2017, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the three months ended March 31, 2018 and September 30, 2017.

($ in thousands, except per share amounts)
				Weighted
				Average
				Price
		Book Value Per Share		Received		Net
Type of Offering	Period	Beginning	Ending	Per Share(1)	Shares	Proceeds(2)
2017
At the Market Offering Program(3)	First Quarter	$10.10	$9.75	$10.13	1,286,196	$12,792
At the Market Offering Program(3)	Second Quarter	9.75	9.23	10.17	11,012,836	110,065
At the Market Offering Program(3)	Fourth Quarter	9.15	8.71	9.81	7,746,052	74,750
					20,045,084	$197,607

(1)	Weighted average price received per share is before deducting the underwriters' discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.
(3)	The Company has entered into six equity distribution agreements, five of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

Stock Repurchase Program

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock. As part of the stock repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice.

From the inception of the stock repurchase program through March 31, 2018, the Company repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share.  No shares were repurchased during the year ended December 31, 2017 or the three months ended March 31, 2018. As of March 31, 2018, the remaining authorization under the repurchase program is for up to 5,306,579 shares of the Company's common stock.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018 - YTD(1)	0.400	21,249
Totals	$9.235	$199,407

(1)
On April 11, 2018, the Company declared a dividend of $0.09 per share to be paid on May 10, 2018.  The effect of this dividend is included in the table above, but is not reflected in the Company's financial statements as of March 31, 2018.

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

Restricted Stock Awards

The table below presents information related to the Company's restricted common stock at March 31, 2018 and 2017.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	-	$-	8,000	$12.23
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	-	$-	8,000	$12.23

Compensation expense during period		$-		$24
Unrecognized compensation expense, end of period		$-		$8
Intrinsic value, end of period		$-		$80
Weighted-average remaining vesting term (in years)		-		0.1

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2018 and 2017. All of the fully vested shares of common stock issued during the three months ended March 31, 2018 and 2017, and the related compensation expense, were granted with respect to service performed during the previous fiscal year.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2018	2017
Fully vested shares granted	3,886	17,335
Weighted average grant date price per share	$9.28	$9.67
Compensation expense related to fully vested shares of common stock awards	$36	$168

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

The following table presents information related to Performance Units outstanding during the three months ended March 31, 2018 and 2017.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	41,693	$9.95	45,305	$10.33
Granted	-	-	15,707	9.55
Vested and issued	(6,406)	10.28	(4,830)	10.52
Unvested, end of period	35,287	$9.89	56,182	$10.10

Compensation expense during period		$45		$62
Unrecognized compensation expense, end of period		$121		$344
Intrinsic value, end of period		$260		$561
Weighted-average remaining vesting term (in years)		0.9		1.5

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2018.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the three months ended March 31, 2018 and 2017. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2018 and 2017.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2018	2017
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(16,377)	$2,449
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	53,072	34,270
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	64
Effect of weighting	(6)	(1,265)
Weighted average shares-basic and diluted	53,066	33,069
Net (loss) income per common share:
Basic and diluted	$(0.31)	$0.07

There was an average of 41,550 Performance Units that were anti-dilutive and not included in diluted EPS for the three months ended March 31, 2018.

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

The Company's RMBS, interest rate swaps, interest rate swaptions and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of its positions in RMBS, interest rate swaps, interest rate swaptions and TBA securities determined by either an independent third-party or could do so internally.

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the three months ended March 31, 2018 and 2017. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Mortgage-backed securities	$3,745,784	$-	$3,745,784	$-
Interest rate swaps	25,107	-	25,107	-
Interest rate swaptions	11,056	-	11,056	-
TBA securities	(2,566)	-	(2,566)	-
December 31, 2017
Mortgage-backed securities	$3,744,811	$-	$3,744,811	$-
Interest rate swaps	13,530	-	13,530	-
Interest rate swaptions	3,405	-	3,405	-
TBA securities	(1,813)	-	(1,813)	-

During the three months ended March 31, 2018 and 2017, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2019 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

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

Total expenses recorded for the management fee and costs incurred were approximately $2.1 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the net amount due to affiliates was approximately $0.8 million and $0.8 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2018, Bimini owned 1,520,036 shares, or 2.9%, of the Company's common stock.

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

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 10, 2017, (the "May 2017 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through March 31, 2018, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Stock Repurchase Agreement

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. From the inception of the stock repurchase program through December 31, 2015, we repurchased a total of 1,216,243 shares at an aggregate cost of approximately $10.8 million, including commissions and fees, for a weighted average price of $8.92 per share. No shares of common stock were repurchased during 2017 or 2016. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock, which results in a total authorization under the repurchase program for up to 5,306,579 shares of our common stock. This stock repurchase program has no termination date. There were no shares purchased under this program during the three months ended March 31, 2018.

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

Results of Operations

Described below are the Company's results of operations for the three months ended March 31, 2018, as compared to the Company's results of operations for the three months ended March 31, 2017.

Net (Loss) Income Summary

Net loss for the three months ended March 31, 2018 was $16.4 million, or $0.31 per share. Net income for the three months ended March 31, 2017 was $2.4 million, or $0.07 per share. The components of net (loss) income for the three months ended March 31, 2018 and 2017, along with the changes in those components are presented in the table below:

(in thousands)
	2018	2017	Change
Interest income	$39,935	$32,311	$7,624
Interest expense	(15,149)	(6,715)	(8,434)
Net interest income	24,786	25,596	(810)
Losses on RMBS and derivative contracts	(38,056)	(20,727)	(17,329)
Net portfolio (deficiency) income	(13,270)	4,869	(18,139)
Expenses	(3,107)	(2,420)	(687)
Net (loss) income	$(16,377)	$2,449	$(18,826)

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
March 31, 2018	$(16,377)	$(38,055)	$21,678	$(0.31)	$(0.72)	$0.41
December 31, 2017	(5,982)	(29,540)	23,558	(0.12)	(0.61)	0.49
September 30, 2017	15,183	(8,254)	23,437	0.33	(0.18)	0.52
June 30, 2017	(9,643)	(32,597)	22,954	(0.26)	(0.88)	0.62
March 31, 2017	2,449	(20,727)	23,176	0.07	(0.63)	0.70

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest expense on interest rate swaps.

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note ("T-Note") futures contracts, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

We have not elected to designate our derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification ("ASC"), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter during 2018 and 2017.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2018	$41,994	$8,407	$(3,011)	$36,598
December 31, 2017	13,982	(2,094)	(3,763)	$19,839
September 30, 2017	(5,470)	(1,459)	(3,761)	$(250)
June 30, 2017	(19,442)	(2,384)	(3,654)	$(13,404)
March 31, 2017	(4,419)	-	(3,193)	$(1,226)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2018	$39,935	$15,149	$(3,011)	$18,160	$24,786	$21,775
December 31, 2017	40,098	13,554	(3,763)	17,317	26,544	22,781
September 30, 2017	38,974	12,638	(3,761)	16,399	26,336	22,575
June 30, 2017	34,579	8,763	(3,654)	12,417	25,816	22,162
March 31, 2017	32,311	6,715	(3,193)	9,908	25,596	22,403

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.
Net Interest Income

During the three months ended March 31, 2018, we generated $24.8 million of net interest income, consisting of $39.9 million of interest income from RMBS assets offset by $15.1 million of interest expense on borrowings.  For the comparable period ended March 31, 2017, we generated $25.6 million of net interest income, consisting of $32.3 million of interest income from RMBS assets offset by $6.7 million of interest expense on borrowings.   The $7.6 million increase in interest income and $8.4 million increase in interest expense for the three months ended March 31, 2018 primarily reflects the growth of our portfolio fueled by our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2018 and 2017 was $18.2 million and $9.9 million, respectively, resulting in $21.8 million and $22.4 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2018	$3,745,298	$39,935	4.27%	$3,576,533	$15,149	$18,160	1.69%	2.03%
December 31, 2017	3,837,575	40,098	4.18%	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,834,083	38,974	4.07%	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,499,922	34,579	3.95%	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	3,142,095	32,311	4.11%	2,922,157	6,715	9,908	0.92%	1.36%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2018	$24,786	$21,775	2.58%	2.24%
December 31, 2017	26,544	22,781	2.68%	2.27%
September 30, 2017	26,336	22,575	2.62%	2.19%
June 30, 2017	25,816	22,162	2.84%	2.38%
March 31, 2017	25,596	22,403	3.19%	2.75%

(1)
Portfolio yields and costs of borrowings presented in the tables above, below and on page 31 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

Interest Income and Average Asset Yield

Our interest income for the three months ended March 31, 2018 and 2017 was $39.9 million and $32.3 million, respectively.  We had average RMBS holdings of $3,745.3 million and $3,142.1 million for the three months ended March 31, 2018 and 2017, respectively.  The yield on our portfolio was 4.27% and 4.11% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, there was a $7.6 million increase in interest income due to a $603.2 million increase in average RMBS, combined with a 16 basis point ("bps") increase in the yield on average RMBS.  The increase in average RMBS during the three months ended March 31, 2018 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for each quarter in 2018 and 2017.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
March 31, 2018	$3,610,527	$134,771	$3,745,298	$38,725	$1,210	$39,935	4.29%	3.59%	4.27%
December 31, 2017	3,704,163	133,412	3,837,575	38,927	1,171	40,098	4.20%	3.51%	4.18%
September 30, 2017	3,687,533	146,550	3,834,083	38,476	498	38,974	4.17%	1.36%	4.07%
June 30, 2017	3,349,042	150,880	3,499,922	32,479	2,100	34,579	3.88%	5.57%	3.95%
March 31, 2017	2,990,937	151,158	3,142,095	29,772	2,539	32,311	3.98%	6.72%	4.11%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,576.5 million and $2,922.2 million and total interest expense of $15.1 million and $6.7 million for the three months ended March 31, 2018 and 2017, respectively. Our average cost of funds was 1.69% and 0.92% for the three months ended March 31, 2018 and 2017, respectively.  Contributing to the increase in interest expense was a 77 bps increase in the average cost of funds and a $654.4 million increase in average outstanding borrowings during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The higher cost of funds for the three months ended March 31, 2018, compared to the same period in 2017, reflects the higher short-term rates as presented in the table below. The increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $18.2 million and $9.9 million for the three months ended March 31, 2018 and 2017, respectively. There was a 67 bps increase in the average economic cost of funds to 2.03% for the three months ended March 31, 2018 from 1.36% for the three months ended March 31, 2017. The reason for the increase in economic cost of funds is primarily due to the increases in our average outstanding borrowings and the cost of our borrowings noted above, combined with the negative performance of our derivative financial instruments during the period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was equal to the average one-month LIBOR and 42 bps below the average six-month LIBOR for the quarter ended March 31, 2018.  Our average economic cost of funds was 34 bps above the average one-month LIBOR and 8 bps below the average six-month LIBOR for the quarter ended March 31, 2018. The average term to maturity of the outstanding repurchase agreements was 40 days at March 31, 2018 and 52 days at December 31, 2017.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
Three Months Ended	Borrowings	Basis	Basis	Basis	Basis
March 31, 2018	$3,576,533	$15,149	$18,160	1.69%	2.03%
December 31, 2017	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	2,922,157	6,715	9,908	0.92%	1.36%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2018	1.69%	2.11%	0.00%	(0.42)%	0.34%	(0.08)%
December 31, 2017	1.36%	1.62%	0.14%	(0.12)%	0.55%	0.29%
September 30, 2017	1.20%	1.45%	0.25%	(0.00)%	0.68%	0.43%
June 30, 2017	1.05%	1.43%	0.06%	(0.32)%	0.52%	0.14%
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2018 and 2017.

(in thousands)
	2018	2017	Change
Realized losses on sales of RMBS	$(8,338)	$(1,350)	$(6,988)
Unrealized losses on RMBS	(71,712)	(14,958)	(56,754)
Total losses on RMBS	(80,050)	(16,308)	(63,742)
Gains (losses) on interest rate futures	21,362	(4,422)	25,784
Gains on interest rate swaps	10,508	3	10,505
Losses on receiver swaptions	(349)	-	(349)
Gains on payer swaptions	2,066	-	2,066
Gains on TBA securities	8,407	-	8,407

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2018 and 2017, we received proceeds of $228.7 million and $1,407.7 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2018 and 2017.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were approximately $3.1 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.  The table below presents a breakdown of operating expenses for the three months ended March 31, 2018 and 2017.

(in thousands)
	2018	2017	Change
Management fees	$1,712	$1,302	$410
Overhead allocation	382	368	14
Accrued incentive compensation	11	12	(1)
Directors fees and liability insurance	252	276	(24)
Audit, legal and other professional fees	296	170	126
Other direct REIT operating expenses	403	231	172
Other expenses	51	61	(10)
Total expenses	$3,107	$2,420	$687

We are externally managed and advised by Bimini Advisors, LLC (the "Manager") pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2019 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

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

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2018, our RMBS portfolio consisted of $3,745.8 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.24%.  During the three months ended March 31, 2018, we received principal repayments of $78.7 million compared to $73.3 million for the three months ended March 31, 2017.  The average prepayment speeds for the quarters ended March 31, 2018 and 2017 were 7.7% and 9.9%, respectively.

The following table presents the 3-month constant prepayment rate ("CPR") experienced on our structured and PT RMBS sub-portfolios, on an annualized basis, for the quarterly periods presented. CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2018	6.5	11.6	7.7
December 31, 2017	7.0	13.6	9.1
September 30, 2017	8.3	14.9	10.3
June 30, 2017	7.0	12.7	9.5
March 31, 2017	7.5	14.3	9.9

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of March 31, 2018 and December 31, 2017:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2018
Adjustable Rate RMBS	$1,754	0.0%	3.94%	203	1-Sep-35	3.17	10.05%	2.00%
Fixed Rate RMBS	3,569,133	95.3%	4.27%	327	1-Jan-48	NA	NA	NA
Hybrid Adjustable Rate RMBS	26,482	0.7%	2.59%	298	1-Aug-43	56.76	7.59%	2.00%
Total Mortgage-backed Pass-through	3,597,369	96.0%	4.25%	327	1-Jan-48	NA	NA	NA
Interest-Only Securities	120,199	3.2%	3.82%	281	25-Feb-48	NA	NA	NA
Inverse Interest-Only Securities	28,216	0.8%	3.80%	313	15-Jul-47	NA	5.25%	NA
Total Structured RMBS	148,415	4.0%	3.82%	287	25-Feb-48	NA	NA	NA
Total Mortgage Assets	$3,745,784	100.0%	4.24%	326	25-Feb-48	NA	NA	NA
December 31, 2017
Adjustable Rate RMBS	$1,754	0.0%	3.95%	206	1-Sep-35	5.50	10.05%	2.00%
Fixed Rate RMBS	3,594,533	96.0%	4.25%	338	1-Dec-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	27,398	0.8%	2.59%	301	1-Aug-43	59.77	7.59%	2.00%
Total Mortgage-backed Pass-through	3,623,685	96.8%	4.24%	338	1-Dec-47	NA	NA	NA
Interest-Only Securities	86,918	2.3%	3.75%	262	15-Apr-47	NA	NA	NA
Inverse Interest-Only Securities	34,208	0.9%	4.02%	318	15-Jul-47	NA	5.11%	NA
Total Structured RMBS	121,126	3.2%	3.82%	278	15-Jul-47	NA	NA	NA
Total Mortgage Assets	$3,744,811	100.0%	4.23%	336	1-Dec-47	NA	NA	NA

($ in thousands)
	March 31, 2018		December 31, 2017
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,248,935	60.0%	$2,242,213	59.9%
Freddie Mac	1,490,267	39.8%	1,496,615	40.0%
Ginnie Mae	6,582	0.2%	5,983	0.1%
Total Portfolio	$3,745,784	100.0%	$3,744,811	100.0%

	March 31, 2018	December 31, 2017
Weighted Average Pass-through Purchase Price	$107.46	$107.52
Weighted Average Structured Purchase Price	$14.35	$13.82
Weighted Average Pass-through Current Price	$104.65	$106.79
Weighted Average Structured Current Price	$14.17	$12.50
Effective Duration (1)	3.769	2.989

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 3.769 indicates that an interest rate increase of 1.0% would be expected to cause a 3.769% decrease in the value of the RMBS in the Company's investment portfolio at March 31, 2018.  An effective duration of 2.989 indicates that an interest rate increase of 1.0% would be expected to cause a 2.989% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2017. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2018 and 2017, including securities purchased during the period that settled after the end of the period.

($ in thousands)
	2018			2017
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$520,778	$106.30	3.01%	$1,682,894	$108.13	2.95%
Structured RMBS	27,729	21.50	5.39%	54,346	16.35	5.32%

Borrowings

As of March 31, 2018, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 22 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2018, we had obligations outstanding under the repurchase agreements of approximately $3,619.3 million with a net weighted average borrowing cost of 1.86%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 136 days, with a weighted average remaining maturity of 40 days.  Securing the repurchase agreement obligations as of March 31, 2018 are RMBS with an estimated fair value, including accrued interest, of approximately $3,818.6 million and a weighted average maturity of 328 months, and cash pledged to counterparties of approximately $28.6 million.  Through April 27, 2018, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2018 with maturities through August 14, 2018.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2018 and 2017.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
March 31, 2018	3,619,280	3,576,533	42,747	1.20%
December 31, 2017	3,533,786	3,621,931	(88,145)	(2.43)%
September 30, 2017	3,710,077	3,494,266	215,811	6.18%
June 30, 2017	3,278,456	3,164,532	113,924	3.60%
March 31, 2017	3,050,608	2,922,157	128,451	4.40%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2018, haircuts on our pledged collateral remained stable and as of March 31, 2018, our weighted average haircut was approximately 5.5% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,619,280	$-	$-	$-	$3,619,280
Interest expense on repurchase agreements(1)	14,120	-	-	-	14,120
Totals	$3,633,400	$-	$-	$-	$3,633,400
(1)	Interest expense on repurchase agreements is based on current interest rates as of March 31, 2018 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of March 31, 2018, we had cash and cash equivalents of $127.2 million.  We generated cash flows of $117.6 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,576.5 million during the three months ended March 31, 2018.

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

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 10, 2017, (the "May 2017 Equity Distribution Agreement") with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be "at the market" offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through March 31, 2018, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Outlook

Interest Rates and the MBS Market

The beginning of 2018 was punctuated by two key events that impacted the rates and risk asset markets.  The first of these to occur, which took place early in the quarter, was a combination of strong economic data – pointing to a potential outbreak to the upside in inflation – coupled with strong rhetoric from various Federal Reserve ("Fed") officials hinting at rate hikes in line with prior guidance.  The significance of these statements lies in the degree to which the market had ignored these projections until now.  Market pricing in the Fed funds futures markets implied a path of rate hikes well below those of the Fed.  Adding to the markets' concern with the emerging inflation data was the federal government's passage of a budget deal during the quarter that is expected to increase deficit spending by approximately $300 billion over the next two years.  This is in addition to the Tax Cuts and Jobs Act passed in late 2017 that is projected to add $1.5 trillion to the deficit over the next ten years – or approximately $150 billion per year on average. Finally, in early February, the January non-farm payroll report indicated average hourly earnings were starting to accelerate at close to a 3% year over year rate. In response, the yield on the 10-year U.S. treasury note moved from just over 2.4% at year-end 2017 to nearly 3% by mid-February – its highest level since early 2017.

These developments had many ramifications. Market volatility, benign for the latter half of 2017, spiked.  This was the case for both interest rate volatility and equity market volatility. The U.S. treasury curve steepened as long rates moved higher. All of this occurred as the federal government was about to run progressively higher deficits over the next several years, which would necessitate higher borrowing needs and U.S. treasury issuances.  Exacerbating this development was the Fed simultaneously reducing asset purchases – a process put in place in October 2017 – and dissipating a major source of demand for U.S. treasuries.

The U.S. Treasury responded to the need for higher borrowing needs by increasing U.S. treasury bill issuances.  This put immediate pressure on funding levels such as LIBOR – still the primary benchmark for short-term funding instruments. Another source of upward pressure on LIBOR was the repatriation of corporate cash balances - triggered by the tax legislation passed late in 2017 -  that reduced the supply of funds available to borrowers in the short-term funding markets such as prime money market funds.

The developments in the rates market impacted the equity markets and triggered sporadic sell-offs and increased volatility. For a while the rate and equity markets became highly, negatively correlated. As rates would move higher, the equity market would drop in response to the prospect of higher funding markets for corporations.  When the equity market moved lower, the rates market would respond with a risk off/flight to quality rally, which in turn would allow the equity market to stabilize.  This condition persisted for several weeks mid-quarter.

This all started to change when the Trump administration announced potential tariffs on aluminum and steel imports to the U.S.  This announcement drew immediate responses and counter-threats by trading partners across the globe – Mexico, Canada, the E.U. and China.  This was also followed by additional threats of tariffs on other goods, with the same counter-threats following shortly thereafter.  This caused the equity markets to move lower and interest rates to rally to lower yields. By early April, the yield on the 10-year U.S. treasury note had moved form 2.951% on February 21, 2018 to less than 2.75%.  The threat of a global trade war was viewed as a threat to the economic expansion underway.  Fed public pronouncements noted the potential negative impact on their growth outlook.  Since the end of the first quarter, these tensions appear to have diminished meaningfully, and the equity market has stabilized.

As trade war fears ebbed and the economic data releases remained strong, the Fed felt comfortable raising rates again at their March meeting and appear to be intent on raising rates three times in 2018, even though the market is only expecting two, with a modest probability of a third.  This was still enough impetus for the curve steepening that occurred into mid-February to reverse dramatically, and the curve has flattened to new multi-year lows in April. LIBOR and other short-term rates remain elevated, and the 10-year U.S. treasury rate, having reversed direction in early April, surpassed the February 21, 2018 high and moved closer to 3%.

With the exception of equities,  risk assets had a poor performance in the first quarter of 2018.  The 30-year, fixed rate current coupon mortgage, which had traded at the tightest level to the 10-year U.S. treasury note in many years in early January, traded at a spread of nearly 0.74% above the U.S. treasury note – versus approximately 0.56% on January 3, 2018.  Whereas mortgages benefitted from the strong performance of other risk assets in the fourth quarter of 2017 (investment and sub-investment grade corporates, non-agency mortgages and other structured products), the exact opposite was true during the first quarter of 2018.  During the fourth quarter of 2017, mortgages appeared slightly cheap to these other risk assets, and thus appealing on a relative value basis. In the first quarter of 2018, these other assets cheapened, and mortgages appeared relatively expensive on a relative value basis.  Buyers disappeared and mortgages performed poorly.  Since the start of the second quarter this trend has reversed to some extent and mortgages have outperformed comparable duration treasuries and the 10-year U.S. treasury note.  The higher rates have significantly reduced both prepayment activity and expectations for prepayment activity in the future.  Yield oriented fixed income investors generally see mortgages as attractive investments and have begun buying again, although only when rates appear to have stabilized.  With rates higher, the supply of new mortgages has decreased and the feared impact of reduced purchases by the Fed has become less of a concern for mortgage investors.  Going forward, the continued flattening of the yield curve and additional rate hikes by the Fed will act as a meaningful headwind to the mortgage asset class as returns available will likely deteriorate.

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

In June 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed's reinvestment of U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. During the January 2018 meeting, the FOMC reaffirmed this plan.

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

Higher long-term rates can also affect the value of our Agency RMBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency RMBS declines.  Some of the instruments the Company uses to hedge our Agency RMBS assets, such as Euro Dollar futures, swaps, interest rate futures and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency RMBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency RMBS.

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency RMBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency RMBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed's September 2017 announcement, the cap would eventually reach $20 billion per month by the end of 2018.  At the time of the Fed's announcement, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs by the end of 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency RMBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond 2018, the removal of this source of demand could negatively impact Agency RMBS prices.  The extent this negatively impacts the Agency RMBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed.

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

Summary

The market environment changed in the first quarter of 2018.  Starting in January, the specter of inflation may have finally appeared, and the rates market reacted forcefully.  Evidence of pricing pressures in the economic data and federal legislation that will add materially to the budget deficit over the next few years caught the market by surprise and interest rates rose quickly over the first six weeks of the quarter.  The 10-year U.S. treasury came within a few basis points of 3% for the first time since early 2014.  The U.S. treasury curve steepened and market participants reconsidered their expectations for future rate hikes by the Fed.  For their part, Fed officials were very consistent in support of continued gradual rate hikes.  While last Labor Day the 10-year U.S. treasury was close to 2%, and the market was only expecting one more rate hike by the end of 2018, the outlook was much different in February 2018.  As reflected in Fed funds futures, the market expects two more rate hikes in 2018, in addition to the hike in March. Funding pressures in the short-term funding markets emerged and LIBOR, the primary floating rate index, moved from less than 1.70% (3-month LIBOR) at the end of 2017 to approximately 2.31% by March 31, 2018.

The sell-off in the rates market reversed in late February/early March as the Trump administration initially announced potential tariffs on imported steel and aluminum. This was followed in short order by counter-threats from essentially all U.S. trading partners and, in turn, more threats from the administration.  The latter were met with even more counter-threats.  The prospect of a meaningful trade war spooked the markets and equities sold off as interest rates rallied.  These fears diminished meaningfully in April and the markets have stabilized.  With these fears reduced, coupled with a brief flair up in Syria that was short lived, the market has once again focused on the economic data.  The data remains generally very strong and public pronouncements by Fed officials support market expectations of at least two more rate hikes in 2018.  Equity markets have recovered and with early first quarter earnings announcements coming in quite strong, fear has left the market.  Volatility – both in the equity market and rates market – spiked mid-quarter, but has since come back down, and in a substantial way in the case of the rates market.

The mortgage market suffered throughout the quarter and most agency mortgages performed far worse than comparable duration U.S. treasuries.  While the fourth quarter of 2017 was a great quarter for agency MBS, as other risk assets appeared quite rich on a relative basis and mortgages benefitted, this trend reversed in the first quarter of 2018.  Going forward, prepayment fears are very benign and the resulting drop-off in the supply of new mortgages should help off-set reduced purchases by the Fed.  However, as the yield curve continues to flatten, driven by progressively higher funding rates for levered mortgage investors, returns in the mortgage market are likely to remain weak.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2017.

Capital Expenditures

At March 31, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018 - YTD(1)	0.400	21,249
Totals	$9.235	$199,407

(1)
On April 11, 2018, the Company declared a dividend of $0.09 per share to be paid on May 10, 2018.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of March 31, 2018.

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

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the RMBS that constitute our investment portfolio, which affects our net income, ability to realize gains from the sale of these assets and ability to borrow, and the amount that we can borrow against these securities.

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

The duration of our IO and IIO portfolios will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IOs may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low.  Prepayments affect the durations of IIOs similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) causes their price movements, and model duration, to be affected by changes in both prepayments and one month LIBOR, both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2018 and December 31, 2017, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2018 and December 31, 2017. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2018
-200 Basis Points	(1.65)%	(14.37)%
-100 Basis Points	(0.19)%	(1.65)%
-50 Basis Points	0.12%	1.09%
+50 Basis Points	(0.45)%	(3.90)%
+100 Basis Points	(1.10)%	(9.60)%
+200 Basis Points	(3.04)%	(26.48)%
As of December 31, 2017
-200 Basis Points	(0.94)%	(7.62)%
-100 Basis Points	(0.32)%	(2.63)%
-50 Basis Points	(0.21)%	(1.73)%
+50 Basis Points	(0.59)%	(4.82)%
+100 Basis Points	(1.61)%	(13.05)%
+200 Basis Points	(4.67)%	(37.84)%

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

Spread Risk

When the market spread widens between the yield on our Agency RMBS and benchmark interest rates, our net book value could decline if the value of our Agency RMBS falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use futures contracts and interest rate swaps and swaptions to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2018, we had unrestricted cash and cash equivalents of $127.2 million and unpledged securities of approximately $102.1 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our hedging instrument expirations are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case, while most of our hedging instruments would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.

Counterparty Credit Risk

We are exposed to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to our repurchase agreements and derivative contracts fail to perform their obligations under such agreements. The amount of assets we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such assets as well as the value of our derivative contracts. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our agreements and may have difficulty obtaining our assets pledged as collateral under such agreements. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value, and we limit our counterparties to major financial institutions with acceptable credit ratings. However, there is no guarantee our efforts to manage counterparty credit risk will be successful and we could suffer significant losses if unsuccessful.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "evaluation date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiary is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K filed with the SEC on February 15, 2018.

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

10.1†
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC, dated as of February 20, 2013 (filed as Exhibit 10.2 to the Company's Current Report on Form 8 K filed on April 3, 2014 and incorporated herein by reference).

10.2†	First Amendment to Management Agreement, effective as of April 1, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on April 3, 2014 and incorporated herein by reference).
10.3†	Second Amendment to Management Agreement, effective as of June 30, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on July 3, 2014 and incorporated herein by reference).
10.4*†	2017 Long Term Incentive Compensation Plan.
10.5*†	2018 Long Term Incentive Compensation Plan.
10.6*†	Form of Deferred Stock Unit Grant Notice and Agreement.
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: April 27, 2018	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: April 27, 2018	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)

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

10.1†
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC, dated as of February 20, 2013 (filed as Exhibit 10.2 to the Company's Current Report on Form 8 K filed on April 3, 2014 and incorporated herein by reference).

10.2†	First Amendment to Management Agreement, effective as of April 1, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on April 3, 2014 and incorporated herein by reference).
10.3†	Second Amendment to Management Agreement, effective as of June 30, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on July 3, 2014 and incorporated herein by reference).
10.4*†	2017 Long Term Incentive Compensation Plan.
10.5*†	2018 Long Term Incentive Compensation Plan.
10.6*†	Form of Deferred Stock Unit Grant Notice and Agreement.
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.