Form 10-Q
period 2018-06-30
Orchid Island Capital, Inc.
filed 2018-07-27
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares outstanding at July 27, 2018: 52,034,596

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,644,163	$3,712,561
Unpledged	45,433	32,250
Total mortgage-backed securities	3,689,596	3,744,811
Cash and cash equivalents	137,947	214,363
Restricted cash	31,065	32,349
Accrued interest receivable	14,771	14,444
Derivative assets, at fair value	34,207	17,160
Other assets	445	216
Total Assets	$3,908,031	$4,023,343

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,449,854	$3,533,786
Dividends payable	4,683	7,429
Derivative liabilities, at fair value	2,240	2,038
Accrued interest payable	7,221	6,516
Due to affiliates	656	797
Other liabilities	34,178	10,566
Total Liabilities	3,498,832	3,561,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 52,034,596 shares issued and outstanding as of June 30, 2018 and 53,061,904 shares issued
and outstanding as of December 31, 2017	520	531
Additional paid-in capital	423,709	461,680
Accumulated (deficit) retained earnings	(15,030)	-
Total Stockholders' Equity	409,199	462,211
Total Liabilities and Stockholders' Equity	$3,908,031	$4,023,343
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2018 and 2017
($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Interest income	$78,526	$66,890	$38,590	$34,579
Interest expense	(31,728)	(15,478)	(16,579)	(8,763)
Net interest income	46,798	51,412	22,011	25,816
Realized (losses) gains on mortgage-backed securities	(20,513)	2,585	(12,175)	3,935
Unrealized losses on mortgage-backed securities	(92,129)	(32,048)	(20,418)	(17,090)
Gains (losses) on derivative instruments	56,853	(23,861)	14,859	(19,442)
Net portfolio (loss) income	(8,991)	(1,912)	4,277	(6,781)

Expenses:
Management fees	3,318	2,702	1,606	1,400
Allocated overhead	742	756	361	388
Accrued incentive compensation	12	230	1	218
Directors' fees and liability insurance	500	508	248	232
Audit, legal and other professional fees	463	389	167	219
Direct REIT operating expenses	810	496	407	265
Other administrative	194	200	141	140
Total expenses	6,039	5,281	2,931	2,862

Net (loss) income	$(15,030)	$(7,193)	$1,346	$(9,643)

Basic and diluted net (loss) income per share	$(0.29)	$(0.21)	$0.03	$(0.26)

Weighted Average Shares Outstanding	52,794,513	35,117,364	52,587,472	37,211,362

Dividends declared per common share	$0.58	$0.84	$0.27	$0.42
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2018
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2018	$531	$461,680	$-	$462,211
Net loss	-	-	(15,030)	(15,030)
Cash dividends declared, $0.58 per share	-	(30,624)	-	(30,624)
Issuance of common stock pursuant to stock based
compensation plan	-	219	-	219
Amortization of stock based compensation	-	104	-	104
Shares repurchased and retired	(11)	(7,670)	-	(7,681)
Balances, June 30, 2018	$520	$423,709	$(15,030)	$409,199
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2018 and 2017
($ in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,030)	$(7,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	323	359
Realized and unrealized losses on mortgage-backed securities	112,642	29,463
Realized and unrealized gains on interest rate swaptions	(4,434)	-
Realized and unrealized (gains) losses on interest rate swaps	(12,805)	3,689
Realized (gains) losses on forward settling to-be-announced securities	(9,971)	2,384
Changes in operating assets and liabilities:
Accrued interest receivable	(327)	(2,491)
Other assets	(269)	(212)
Accrued interest payable	705	342
Other liabilities	6,716	(2,563)
Due (from) to affiliates	(141)	124
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,409	23,902

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,995,208)	(3,692,066)
Sales	1,757,652	3,064,979
Principal repayments	180,169	155,303
Redemption of FHLB stock	-	3
Proceeds from (payments on) net settlement of to-be-announced securities	12,493	(5,591)
Purchase of derivative financial instruments, net of margin cash received	14,768	-
NET CASH USED IN INVESTING ACTIVITIES	(30,126)	(477,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	26,040,287	25,243,560
Principal payments on repurchase agreements	(26,124,219)	(24,758,809)
Cash dividends	(33,370)	(28,902)
Proceeds from issuance of common stock, net of issuance costs	-	122,857
Common stock repurchases	(7,681)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(124,983)	578,706

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(77,700)	125,236
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	246,712	94,425
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$169,012	$219,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31,023	$15,136

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$-	$273,689
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2018

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

On August 2, 2017, Orchid entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  Through June 30, 2018, the Company issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

(in thousands)
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$137,947	$214,363
Restricted cash	31,065	32,349
Total cash, cash equivalents and restricted cash	$169,012	$246,712

The Company maintains cash balances at four banks and excess margin on account at derivative exchanges, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2018, the Company's cash deposits exceeded federally insured limits by approximately $134.7 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative exchanges and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through ("PT") certificates, collateralized mortgage obligations, interest-only ("IO") securities and inverse interest-only ("IIO") securities representing interest in or obligations backed by pools of RMBS. The Company has elected to account for its investment in RMBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT RMBS securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset's carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of RMBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of June 30, 2018 and December 31, 2017 due to the short-term nature of these financial instruments.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of June 30, 2018 and December 31, 2017:

(in thousands)
	June 30, 2018	December 31, 2017
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$24,684	$27,398
Adjustable-rate Mortgages	1,718	1,754
Fixed-rate Mortgages	2,978,653	3,594,533
Fixed-rate CMOs	542,656	-
Total Pass-Through Certificates	3,547,711	3,623,685
Structured RMBS Certificates:
Interest-Only Securities	116,181	86,918
Inverse Interest-Only Securities	25,704	34,208
Total Structured RMBS Certificates	141,885	121,126
Total	$3,689,596	$3,744,811

The following table summarizes the Company's RMBS portfolio as of June 30, 2018 and December 31, 2017, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2018	December 31, 2017
Greater than one year and less than five years	$5	$29
Greater than five years and less than ten years	3,600	3,281
Greater than or equal to ten years	3,685,991	3,741,501
Total	$3,689,596	$3,744,811

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2018, the Company had met all margin call requirements.

As of June 30, 2018, the Company had outstanding repurchase obligations of approximately $3,449.9 million with a net weighted average borrowing rate of 2.07%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,658.3 million, and cash pledged to the counterparties of approximately $23.1 million.  As of December 31, 2017, the Company had outstanding repurchase obligations of approximately $3,533.8 million with a net weighted average borrowing rate of 1.54%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $3,726.5 million, and cash pledged to the counterparties of approximately $25.3 million.

As of June 30, 2018 and 2017, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2018
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,916,675	$1,741,654	$-	$3,658,329
Repurchase agreement liabilities associated with
these securities	$-	$1,794,668	$1,655,186	$-	$3,449,854
Net weighted average borrowing rate	-	2.13%	2.00%	-	2.07%
December 31, 2017
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,983,958	$1,266,590	$475,975	$3,726,523
Repurchase agreement liabilities associated with
these securities	$-	$1,871,833	$1,208,518	$453,435	$3,533,786
Net weighted average borrowing rate	-	1.53%	1.53%	1.57%	1.54%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2018, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $224.3 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at June 30, 2018 and December 31, 2017.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2018 and December 31, 2017.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2018	December 31, 2017
Assets
Interest rate swaps	Derivative assets, at fair value	$26,334	$13,745
Payer swaptions	Derivative assets, at fair value	7,233	3,405
Receiver swaptions	Derivative assets, at fair value	640	-
TBA securities	Derivative assets, at fair value	-	10
Total derivative assets, at fair value		$34,207	$17,160

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$-	$215
TBA securities	Derivative liabilities, at fair value	2,240	1,823
Total derivative liabilities, at fair value		$2,240	$2,038

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$5,922	$5,545
TBA securities	Restricted cash	2,050	1,508
TBA securities	Other liabilities	-	(59)
Interest rate swaption contracts	Other liabilities	(7,959)	(3,505)
Total margin balances on derivative contracts		$13	$3,489

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at June 30, 2018 and December 31, 2017.

($ in thousands)
	June 30, 2018
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2018	$1,375,000	1.97%	2.56%	$4,035
2019	1,500,000	2.16%	2.88%	10,779
2020	1,500,000	2.64%	2.98%	5,011
Total / Weighted Average	$1,475,000	2.32%	2.86%	$19,825

Treasury Note Futures Contracts (Short Position)(2)
September 2018 5-year T-Note futures
(Sep 2018 - Sep 2023 Hedge Period)	$165,000	2.90%	3.04%	$(7)

($ in thousands)
	December 31, 2017
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2018	$1,212,500	1.86%	1.98%	$1,418
2019	1,350,000	2.11%	2.27%	2,152
2020	987,500	2.59%	2.36%	(2,360)
Total / Weighted Average	$1,183,333	2.16%	2.20%	$1,210

Treasury Note Futures Contracts (Short Position)(2)
March 2018 10 year T-Note futures
(Mar 2018 - Mar 2028 Hedge Period)	$140,000	2.23%	2.33%	$755

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $113.62 at June 30, 2018 and $124.05 at December 31, 2017.  The notional contract values of the short positions were $187.5 million and $173.7 million at June 30, 2018 and December 31, 2017, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate ("LIBOR") ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at June 30, 2018 and December 31, 2017.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
June 30, 2018
Expiration > 1 to ≤ 3 years	$650,000	1.09%	2.36%	$16,223	1.6
Expiration > 3 to ≤ 5 years	360,000	2.05%	2.33%	10,111	3.8
	$1,010,000	1.43%	2.35%	$26,334	2.4
December 31, 2017
Expiration > 1 to ≤ 3 years	$650,000	1.09%	1.41%	$11,828	2.1
Expiration > 3 to ≤ 5 years	360,000	2.05%	1.53%	1,702	4.3
	$1,010,000	1.43%	1.45%	$13,530	2.8

The table below presents information related to the Company's interest rate swaption positions at June 30, 2018 and December 31, 2017.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
June 30, 2018
≤ 1 year
Payer Swaptions	$9,770	$7,232	6.4	$950,000	3.20%	3 Month	9.3
Receiver Swaptions	760	640	7.4	100,000	2.80%	3 Month	5.0
December 31, 2017
≤ 1 year
Payer Swaptions	$2,367	$3,405	8.0	$200,000	2.16%	3 Month	6.0

The following table summarizes our contracts to purchase and sell TBA securities as of June 30, 2018 and December 31, 2017.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2018
30-Year TBA securities:
3.0%	$(200,000)	$(192,404)	$(193,624)	$(1,220)
3.5%	(200,000)	(197,980)	(199,000)	(1,020)
Total	$(400,000)	$(390,384)	$(392,624)	$(2,240)
December 31, 2017
30-Year TBA securities:
3.0%	$(300,000)	$(299,371)	$(300,153)	$(782)
4.0%	(357,000)	(373,403)	(373,477)	(74)
4.5%	356,556	380,371	379,414	(957)
Total	$(300,444)	$(292,403)	$(294,216)	$(1,813)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2018 and 2017.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Eurodollar futures contracts (short positions)	$20,661	$(7,562)	$6,121	$(6,990)
T-Note futures contracts (short position)	7,750	(9,740)	928	(5,890)
Interest rate swaps	14,037	(4,175)	3,530	(4,178)
Receiver swaptions	(779)	-	(430)	-
Payer swaptions	5,213	-	3,146	-
Net TBA securities	9,971	(2,384)	1,564	(2,384)
Total	$56,853	$(23,861)	$14,859	$(19,442)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2018 and December 31, 2017.

(in thousands)
	June 30, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,522,217	$11,319	$3,533,536	$3,612,244	$-	$3,612,244
Structured RMBS - fair value	110,627	-	110,627	100,317	-	100,317
Accrued interest on pledged securities	14,130	36	14,166	13,962	-	13,962
Restricted cash	23,093	7,972	31,065	25,296	7,053	32,349
Total	$3,670,067	$19,327	$3,689,394	$3,751,819	$7,053	$3,758,872

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of June 30, 2018 and December 31, 2017.

(in thousands)
	June 30, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$1,392	$7,959	$9,351	$67	$3,564	$3,631
PT RMBS - fair value	9	-	9	-	-	-
U.S. Treasury securities - fair value	3,906	-	3,906	-	-	-
Total	$5,307	$7,959	$13,266	$67	$3,564	$3,631

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2018 and December 31, 2017.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2018
Interest rate swaps	$26,334	$-	$26,334	$-	$-	$26,334
Interest rate swaptions	7,873	-	7,873	-	(7,873)	-
	$34,207	$-	$34,207	$-	$(7,873)	$26,334
December 31, 2017
Interest rate swaps	$13,745	$-	$13,745	$-	$-	$13,745
Interest rate swaptions	3,405	-	3,405	-	(3,405)	-
TBA securities	10	-	10	-	(10)	-
	$17,160	$-	$17,160	$-	$(3,415)	$13,745

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2018
Repurchase Agreements	$3,449,854	$-	$3,449,854	$(3,426,761)	$(23,093)	$-
TBA securities	2,240	-	2,240	-	(2,050)	190
	$3,452,094	$-	$3,452,094	$(3,426,761)	$(25,143)	$190
December 31, 2017
Repurchase Agreements	$3,533,786	$-	$3,533,786	$(3,508,490)	$(25,296)	$-
Interest rate swaps	215	-	215	-	-	215
TBA securities	1,823	-	1,823	-	(1,508)	315
	$3,535,824	$-	$3,535,824	$(3,508,490)	$(26,804)	$530

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2017, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the three months ended June 30, 2018, March 31, 2018 and September 30, 2017.

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

From the inception of the stock repurchase program through June 30, 2018, the Company repurchased a total of 2,285,084 shares at an aggregate cost of approximately $18.5 million, including commissions and fees, for a weighted average price of $8.11 per share.  During the three months ended June 30, 2018, the Company repurchased a total of 1,068,841 shares at an aggregate cost of approximately $7.7 million, including commissions and fees, for a weighted average price of $7.19 per share.  No shares were repurchased during the year ended December 31, 2017. As of June 30, 2018, the remaining authorization under the repurchase program is for up to 4,237,738 shares of the Company's common stock.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018 - YTD(1)	0.670	35,313
Totals	$9.505	$213,471

(1)
On July 18, 2018, the Company declared a dividend of $0.09 per share to be paid on August 10, 2018.  The effect of this dividend is included in the table above, but is not reflected in the Company's financial statements as of June 30, 2018.

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

Restricted Stock Awards

The table below presents information related to the Company's restricted common stock at June 30, 2018 and 2017.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	-	$-	8,000	$12.23
Granted	-	-	-	-
Vested and issued	-	-	(8,000)	12.23
Unvested, end of period	-	$-	-	$-

Compensation expense during period		$-		$33

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2018 and 2017.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2018	2017
Fully vested shares granted(1)	37,920	21,839
Weighted average grant date price per share	$7.62	$9.74
Compensation expense related to fully vested shares of common stock awards(2)	$289	$213

(1)
The table above includes 31,816 fully vested shares of common stock which were granted in January and April 2018 with respect to service performed during 2017 and 17,335 fully vested shares common stock which were granted in January and March 2017 with respect to service performed during 2016.

(2)
Approximately $244,000 of compensation expense related to the 2018 share awards was accrued and recognized in 2017.  Approximately $168,000 of compensation expense related to the 2017 share awards was accrued and recognized in 2016.

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

The following table presents information related to Performance Units outstanding during the six months ended June 30, 2018 and 2017.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	41,693	$9.95	45,305	$10.33
Granted	27,935	7.45	15,707	9.55
Vested and issued	(12,806)	10.28	(9,660)	10.52
Unvested, end of period	56,822	$8.65	51,352	$10.06

Compensation expense during period		$104		$130
Unrecognized compensation expense, end of period		$270		$276
Intrinsic value, end of period		$427		$506
Weighted-average remaining vesting term (in years)		1.4		1.3

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2018.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the six and three months ended June 30, 2018 and 2017. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2018 and 2017.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(15,030)	$(7,193)	$1,346	$(9,643)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	52,035	45,300	52,035	45,300
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	-	57	-
Effect of weighting	760	(10,183)	495	(8,089)
Weighted average shares-basic and diluted	52,795	35,117	52,587	37,211
Net (loss) income per common share:
Basic and diluted	$(0.29)	$(0.21)	$0.03	$(0.26)
Anti-dilutive incentive shares not included in calculation.	51	61	-	54

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the six and three months ended June 30, 2018 and 2017. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Mortgage-backed securities	$3,689,596	$-	$3,689,596	$-
Interest rate swaps	26,334	-	26,334	-
Interest rate swaptions	7,873	-	7,873	-
TBA securities	(2,240)	-	(2,240)	-
December 31, 2017
Mortgage-backed securities	$3,744,811	$-	$3,744,811	$-
Interest rate swaps	13,530	-	13,530	-
Interest rate swaptions	3,405	-	3,405	-
TBA securities	(1,813)	-	(1,813)	-

During the six and three months ended June 30, 2018 and 2017, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $4.1 million and $2.0 million for the six and three months ended June 30, 2018, respectively, and approximately $3.5 million and $1.8 for the six and three months ended June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, the net amount due to affiliates was approximately $0.7 million and $0.8 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2018, Bimini owned 1,520,036 shares, or 2.9%, of the Company's common stock.

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

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through June 30, 2018, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Stock Repurchase Agreement

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company's discretion without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock. This stock repurchase program has no termination date.

From the inception of the stock repurchase program through June 30, 2018, we have repurchased a total of 2,285,084 shares at an aggregate cost of approximately $18.5 million, including commissions and fees, for a weighted average price of $8.11 per share. During the three months ended June 30, 2018, we repurchased a total of 1,068,841 shares at an aggregate cost of approximately $7.7 million, including commissions and fees, for a weighted average price of $7.19 per share.  As of June 30, 2018, the remaining authorization under the repurchase program is for up to 4,237,738 shares of the Company's common stock.

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

Results of Operations

Described below are the Company's results of operations for the six and three months ended June 30, 2018, as compared to the Company's results of operations for the six and three months ended June 30, 2017.

Net (Loss) Income Summary

Net loss for the six months ended June 30, 2018 was $15.0 million, or $0.29 per share. Net loss for the six months ended June 30, 2017 was $7.2 million, or $0.21 per share.  Net income for the three months ended June 30, 2018 was $1.3 million, or $0.03 per share. Net loss for the three months ended June 30, 2017 was $9.6 million, or $0.26 per share.  The components of net (loss) income for the six and three months ended June 30, 2018 and 2017, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended, June 30,
	2018	2017	Change	2018	2017	Change
Interest income	$78,526	$66,890	$11,636	$38,590	$34,579	$4,011
Interest expense	(31,728)	(15,478)	(16,250)	(16,579)	(8,763)	(7,816)
Net interest income	46,798	51,412	(4,614)	22,011	25,816	(3,805)
Losses on RMBS and derivative contracts	(55,789)	(53,324)	(2,465)	(17,734)	(32,597)	14,863
Net portfolio (deficiency) income	(8,991)	(1,912)	(7,079)	4,277	(6,781)	11,058
Expenses	(6,039)	(5,281)	(758)	(2,931)	(2,862)	(69)
Net (loss) income	$(15,030)	$(7,193)	$(7,837)	$1,346	$(9,643)	$10,989

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
June 30, 2018	$1,346	$(17,734)	$19,080	$0.03	$(0.34)	$0.37
March 31, 2018	(16,377)	(38,055)	21,678	(0.31)	(0.72)	0.41
December 31, 2017	(5,982)	(29,540)	23,558	(0.12)	(0.61)	0.49
September 30, 2017	15,183	(8,254)	23,437	0.33	(0.18)	0.52
June 30, 2017	(9,643)	(32,597)	22,954	(0.26)	(0.88)	0.62
March 31, 2017	2,449	(20,727)	23,176	0.07	(0.63)	0.70
Six Months Ended
June 30, 2018	$(15,030)	$(55,789)	$40,759	$(0.29)	$(1.06)	$0.77
June 30, 2017	(7,193)	(53,324)	46,131	(0.21)	(1.51)	1.31

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest expense on interest rate swaps.

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

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2018	$14,859	$1,564	$(852)	$14,147
March 31, 2018	41,994	8,407	(3,011)	36,598
December 31, 2017	13,982	(2,094)	(3,763)	19,839
September 30, 2017	(5,470)	(1,459)	(3,761)	(250)
June 30, 2017	(19,442)	(2,384)	(3,654)	(13,404)
March 31, 2017	(4,419)	-	(3,193)	(1,226)
Six Months Ended
June 30, 2018	$56,853	$9,971	$(3,863)	$50,745
June 30, 2017	(23,861)	(2,384)	(6,847)	(14,630)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2018	$38,590	$16,579	$(852)	$17,431	$22,011	$21,159
March 31, 2018	39,935	15,149	(3,011)	18,160	24,786	21,775
December 31, 2017	40,098	13,554	(3,763)	17,317	26,544	22,781
September 30, 2017	38,974	12,638	(3,761)	16,399	26,336	22,575
June 30, 2017	34,579	8,763	(3,654)	12,417	25,816	22,162
March 31, 2017	32,311	6,715	(3,193)	9,908	25,596	22,403
Six Months Ended
June 30, 2018	$78,526	$31,728	$(3,863)	$35,591	$46,798	$42,935
June 30, 2017	66,890	15,478	(6,847)	22,325	51,412	44,565

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the six months ended June 30, 2018, we generated $46.8 million of net interest income, consisting of $78.5 million of interest income from RMBS assets offset by $31.7 million of interest expense on borrowings.  For the comparable period ended June 30, 2017, we generated $51.4 million of net interest income, consisting of $66.9 million of interest income from RMBS assets offset by $15.5 million of interest expense on borrowings.   The $11.6 million increase in interest income and $16.2 million increase in interest expense for the six months ended June 30, 2018 primarily reflects the growth of our portfolio fueled by our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2018 and 2017 was $35.6 million and $22.3 million, respectively, resulting in $42.9 million and $44.6 million of economic net interest income, respectively.

During the three months ended June 30, 2018, we generated $22.0 million of net interest income, consisting of $38.6 million of interest income from RMBS assets offset by $16.6 million of interest expense on borrowings.  For the three months ended June 30, 2017, we generated $25.8 million of net interest income, consisting of $34.6 million of interest income from RMBS assets offset by $8.8 million of interest expense on borrowings.  As in the six months ended June 30, 2018, the increased interest income and interest expense for the three months ended June 30, 2018, as compared to the same period in 2017, reflects a combination of the growth of our portfolio and increased yields on the portfolio and costs of borrowings.

On an economic basis, our interest expense on repurchase liabilities for the three months ended June 30, 2018 and 2017 was $17.4 million and $12.4 million, respectively, resulting in $21.2 million and $22.2 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2018 and 2017 and each quarter during 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2018	$3,717,690	$38,590	4.15%	$3,534,567	$16,579	$17,431	1.88%	1.97%
March 31, 2018	3,745,298	39,935	4.27%	3,576,533	15,149	18,160	1.69%	2.03%
December 31, 2017	3,837,575	40,098	4.18%	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,834,083	38,974	4.07%	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,499,922	34,579	3.95%	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	3,142,095	32,311	4.11%	2,922,157	6,715	9,908	0.92%	1.36%
Six Months Ended
June 30, 2018	$3,731,494	$78,526	4.21%	$3,555,550	$31,728	$35,591	1.78%	2.00%
June 30, 2017	3,321,009	66,890	4.03%	3,043,344	15,478	22,325	1.02%	1.47%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2018	$22,011	$21,159	2.27%	2.18%
March 31, 2018	24,786	21,775	2.58%	2.24%
December 31, 2017	26,544	22,781	2.68%	2.27%
September 30, 2017	26,336	22,575	2.62%	2.19%
June 30, 2017	25,816	22,162	2.84%	2.38%
March 31, 2017	25,596	22,403	3.19%	2.75%
Six Months Ended
June 30, 2018	$46,798	$42,934	2.43%	2.21%
June 30, 2017	51,412	44,565	3.01%	2.56%

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

Interest Income and Average Asset Yield

Our interest income for the six months ended June 30, 2018 and 2017 was $78.5 million and $66.9 million, respectively.  We had average RMBS holdings of $3,731.5 million and $3,321.0 million for the six months ended June 30, 2018 and 2017, respectively.  The yield on our portfolio was 4.21% and 4.03% for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, there was a $11.6 million increase in interest income due to a $410.5 million increase in average RMBS, combined with a 18 basis point ("bps") increase in the yield on average RMBS.  The increase in average RMBS during the six months ended June 30, 2018 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

Our interest income for the three months ended June 30, 2018 and 2017 was $38.6 million and $34.6 million, respectively.  We had average RMBS holdings of $3,717.7 million and $3,499.9 million for the three months ended June 30, 2018 and 2017, respectively.  The yield on our portfolio was 4.15% and 3.95% for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, there was a $4.0 million increase in interest income due to a $217.8 million increase in average RMBS, combined with a 20 bps increase in the yield on average RMBS.  The increase in average RMBS during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, reflects the deployment of the proceeds of our net capital raising activities.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the six months ended June 30, 2018 and 2017, and for each quarter during 2018 and 2017.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2018	$3,572,540	$145,150	$3,717,690	$36,273	$2,317	$38,590	4.06%	6.38%	4.15%
March 31, 2018	3,610,527	134,771	3,745,298	38,725	1,210	39,935	4.29%	3.59%	4.27%
December 31, 2017	3,704,163	133,412	3,837,575	38,927	1,171	40,098	4.20%	3.51%	4.18%
September 30, 2017	3,687,533	146,550	3,834,083	38,476	498	38,974	4.17%	1.36%	4.07%
June 30, 2017	3,349,042	150,880	3,499,922	32,479	2,100	34,579	3.88%	5.57%	3.95%
March 31, 2017	2,990,937	151,158	3,142,095	29,772	2,539	32,311	3.98%	6.72%	4.11%
Six Months Ended
June 30, 2018	$3,591,534	$139,960	$3,731,494	$74,998	$3,527	$78,526	4.18%	5.04%	4.21%
June 30, 2017	3,169,990	151,019	3,321,009	62,251	4,639	66,890	3.93%	6.14%	4.03%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,555.6 million and $3,043.3 million and total interest expense of $31.7 million and $15.5 million for the six months ended June 30, 2018 and 2017, respectively. Our average cost of funds was 1.78% for the six months ended June 30, 2018, compared to 1.02% for the comparable period in 2017.  Contributing to the increase in interest expense was a 76 bps increase in the average cost of funds and a $512.2 million increase in average outstanding borrowings during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The higher cost of funds for the six months ended June 30, 2018, compared to the same period in 2017, reflects the higher short-term rates as presented in the table below. The increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $35.6 million and $22.3 million for the six months ended June 30, 2018 and 2017, respectively. There was a 53 bps increase in the average economic cost of funds to 2.00% for the six months ended June 30, 2018 from 1.47% for the six months ended June 30, 2017.  The reason for the increase in economic cost of funds is primarily due to the increases in our average outstanding borrowings and the cost of our borrowings noted above, combined with the negative performance of our derivative financial instruments during the period.

We had average outstanding borrowings of $3,534.6 million and $3,164.5 million and total interest expense of $16.6 million and $8.8 million for the three months ended June 30, 2018 and 2017, respectively. Our average cost of funds was 1.88% and 1.11% for three months ended June 30, 2018 and 2017, respectively.  There was a 77 bps increase in the average cost of funds and a $370.0 million increase in average outstanding borrowings during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.  As in the six months ended June 30, 2018, the higher cost of funds for the three months ended June 30, 2018, compared to the same period in 2017, reflects higher short-term rates, and the increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $17.4 million and $12.4 million for the three months ended June 30, 2018 and 2017, respectively. There was a 40 bps increase in the average economic cost of funds to 1.97% for the three months ended June 30, 2018 from 1.57% for the three months ended June 30, 2017. The increase in economic interest expense during the three months ended June 30, 2018 was due to a combination of the increase in average outstanding borrowings, higher average interest rates charged for those borrowings, and the negative performance of our derivative financial instruments during the period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 11 bps below the average one-month LIBOR and 60 bps below the average six-month LIBOR for the quarter ended June 30, 2018.  Our average economic cost of funds was 2 bps below the average one-month LIBOR and 51 bps below the average six-month LIBOR for the quarter ended June 30, 2018. The average term to maturity of the outstanding repurchase agreements decreased to 37 days at June 30, 2018 from 52 days at December 31, 2017.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2018 and 2017, and for each quarter in 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2018	$3,534,567	$16,579	$17,431	1.88%	1.97%
March 31, 2018	3,576,533	15,149	18,160	1.69%	2.03%
December 31, 2017	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	2,922,157	6,715	9,908	0.92%	1.36%
Six Months Ended
June 30, 2018	$3,555,550	$31,728	$35,591	1.78%	2.00%
June 30, 2017	3,043,344	15,478	22,325	1.02%	1.47%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
June 30, 2018	1.99%	2.48%	(0.11)%	(0.60)%	(0.02)%	(0.51)%
March 31, 2018	1.69%	2.11%	0.00%	(0.42)%	0.34%	(0.08)%
December 31, 2017	1.36%	1.62%	0.14%	(0.12)%	0.55%	0.29%
September 30, 2017	1.20%	1.45%	0.25%	(0.00)%	0.68%	0.43%
June 30, 2017	1.05%	1.43%	0.06%	(0.32)%	0.52%	0.14%
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%
Six Months Ended
June 30, 2018	1.84%	2.30%	(0.06)%	(0.52)%	0.16%	(0.30)%
June 30, 2017	0.94%	1.40%	0.08%	(0.38)%	0.53%	0.07%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2018 and 2017.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Realized (losses) gains on sales of RMBS	$(20,513)	$2,585	$(23,098)	$(12,175)	$3,935	$(16,110)
Unrealized losses on RMBS	(92,129)	(32,048)	(60,081)	(20,418)	(17,090)	(3,328)
Total losses on RMBS	(112,642)	(29,463)	(83,179)	(32,593)	(13,155)	(19,438)
Gains (losses) on interest rate futures	28,411	(17,302)	45,713	7,049	(12,880)	19,929
Gains (losses) on interest rate swaps	14,037	(4,175)	18,212	3,530	(4,178)	7,708
(Losses) gains on receiver swaptions	(779)	-	(779)	(430)	-	(430)
Gains on payer swaptions	5,213	-	5,213	3,146	-	3,146
Gains (losses) on TBA securities	9,971	(2,384)	12,355	1,564	(2,384)	3,948

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2018 and 2017, we received proceeds of $1,757.7 million and $3,065.0 million, respectively, from the sales of RMBS.  During the three months ended June 30, 2018 and 2017, we received proceeds of $1,529.0 million and $1,657.3 million, respectively, from the sales of RMBS.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the six and three months ended June 30, 2018, the Company's total operating expenses were approximately $6.0 million and $2.9 million, respectively, compared to approximately $5.3 million and $2.9 million, respectively, for the six and three months ended June 30, 2017.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2018 and 2017.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Management fees	$3,318	$2,702	$616	$1,606	$1,400	$206
Overhead allocation	742	756	(14)	361	388	(27)
Accrued incentive compensation	12	230	(218)	1	218	(217)
Directors fees and liability insurance	500	508	(8)	248	232	16
Audit, legal and other professional fees	463	389	74	167	219	(52)
Direct REIT operating expenses	810	496	314	407	265	142
Other administrative	194	200	(6)	141	140	1
Total expenses	$6,039	$5,281	$758	$2,931	$2,862	$69

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

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2018, our RMBS portfolio consisted of $3,689.6 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.28%.  During the six months ended June 30, 2018, we received principal repayments of $180.2 million compared to $155.3 million for the six months ended June 30, 2017.  The average prepayment speeds for the quarters ended June 30, 2018 and 2017 were 9.8% and 9.5%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2018	8.7	11.8	9.8
March 31, 2018	6.5	11.6	7.7
December 31, 2017	7.0	13.6	9.1
September 30, 2017	8.3	14.9	10.3
June 30, 2017	7.0	12.7	9.5
March 31, 2017	7.5	14.3	9.9

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of June 30, 2018 and December 31, 2017:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2018
Adjustable Rate RMBS	$1,718	0.0%	3.95%	200	1-Sep-35	0.81	10.05%	2.00%
Fixed Rate RMBS	2,978,653	80.7%	4.30%	298	1-May-48	NA	NA	NA
Fixed Rate CMOs	542,656	14.7%	4.39%	310	15-Jul-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	24,684	0.7%	2.57%	295	1-Aug-43	53.98	7.57%	2.00%
Total Mortgage-backed Pass-through	3,547,711	96.1%	4.30%	300	1-May-48	NA	NA	NA
Interest-Only Securities	116,181	3.1%	3.83%	279	25-Feb-48	NA	NA	NA
Inverse Interest-Only Securities	25,704	0.8%	3.57%	309	15-Jul-47	NA	5.30%	NA
Total Structured RMBS	141,885	3.9%	3.79%	285	25-Feb-48	NA	NA	NA
Total Mortgage Assets	$3,689,596	100.0%	4.28%	299	1-May-48	NA	NA	NA
December 31, 2017
Adjustable Rate RMBS	$1,754	0.0%	3.95%	206	1-Sep-35	5.50	10.05%	2.00%
Fixed Rate RMBS	3,594,533	96.0%	4.25%	338	1-Dec-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	27,398	0.7%	2.59%	301	1-Aug-43	59.77	7.59%	2.00%
Total Mortgage-backed Pass-through	3,623,685	96.7%	4.24%	338	1-Dec-47	NA	NA	NA
Interest-Only Securities	86,918	2.3%	3.75%	262	15-Apr-47	NA	NA	NA
Inverse Interest-Only Securities	34,208	1.0%	4.02%	318	15-Jul-47	NA	5.11%	NA
Total Structured RMBS	121,126	3.3%	3.82%	278	15-Jul-47	NA	NA	NA
Total Mortgage Assets	$3,744,811	100.0%	4.23%	336	1-Dec-47	NA	NA	NA

($ in thousands)
	June 30, 2018		December 31, 2017
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,164,713	58.7%	$2,242,213	59.9%
Freddie Mac	1,519,420	41.2%	1,496,615	40.0%
Ginnie Mae	5,463	0.1%	5,983	0.1%
Total Portfolio	$3,689,596	100.0%	$3,744,811	100.0%

	June 30, 2018	December 31, 2017
Weighted Average Pass-through Purchase Price	$106.25	$107.52
Weighted Average Structured Purchase Price	$14.37	$13.82
Weighted Average Pass-through Current Price	$104.08	$106.79
Weighted Average Structured Current Price	$14.18	$12.50
Effective Duration (1)	3.421	2.989

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 3.421 indicates that an interest rate increase of 1.0% would be expected to cause a 3.421% decrease in the value of the RMBS in the Company's investment portfolio at June 30, 2018.  An effective duration of 2.989 indicates that an interest rate increase of 1.0% would be expected to cause a 2.989% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2017. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2018 and 2017, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2018			2017
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,966,300	$104.60	3.39%	$3,906,120	$108.29	2.74%
Structured RMBS	28,908	21.56	5.39%	59,272	16.34	5.03%

Borrowings

As of June 30, 2018, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 24 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2018, we had obligations outstanding under the repurchase agreements of approximately $3,449.9 million with a net weighted average borrowing cost of 2.07%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 90 days, with a weighted average remaining maturity of 37 days.  Securing the repurchase agreement obligations as of June 30, 2018 are RMBS with an estimated fair value, including accrued interest, of approximately $3,658.3 million and a weighted average maturity of 298 months, and cash pledged to counterparties of approximately $23.1 million.  Through July 27, 2018, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2018 with maturities through October 23, 2018.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2018 and 2017.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
June 30, 2018	$3,449,854	$3,534,567	$(84,713)	(2.40)%
March 31, 2018	3,619,280	3,576,533	42,747	1.20%
December 31, 2017	3,533,786	3,621,931	(88,145)	(2.43)%
September 30, 2017	3,710,077	3,494,266	215,811	6.18%
June 30, 2017	3,278,456	3,164,532	113,924	3.60%
March 31, 2017	3,050,608	2,922,157	128,451	4.40%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2018, haircuts on our pledged collateral remained stable and as of June 30, 2018, our weighted average haircut was approximately 5.1% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,449,854	$-	$-	$-	$3,449,854
Interest expense on repurchase agreements(1)	14,289	-	-	-	14,289
Totals	$3,464,143	$-	$-	$-	$3,464,143

(1)	Interest expense on repurchase agreements is based on current interest rates as of June 30, 2018 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of June 30, 2018, we had cash and cash equivalents of $137.9 million.  We generated cash flows of $257.3 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,555.6 million during the six months ended June 30, 2018.

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

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through June 30, 2018, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Outlook

The domestic economy of the United States during the second quarter of 2018, and the first half of 2018 generally, has been quite strong.  The economy had clear momentum in late 2017 before the Tax Cuts and Jobs Act of 2017 was passed in December, and the Bipartisan Budget Act of 2018 was signed into law on February 9, 2018.  The latter is projected to increase deficit spending by approximately $300 billion over the next two years.  This is in addition to the Tax Cuts and Jobs Act that is projected to add $1.5 trillion to the deficit over the next ten years – or approximately $150 billion per year on average.  Combined, these two acts represent a significant source of fiscal stimulus for the economy.  Economic data released year to date points to broad based strength as various measures of employment, business fixed investment, consumer spending and business activity are at very high levels.  Continued strong growth will likely keep the Federal Reserve (the "Fed") on track to continue to remove monetary stimulus from the economy in an effort to engineer a soft landing.   Per the Fed's own forecasts, as evidenced by their "dot plot" released after the June 2018 FOMC meeting, the Fed expects to raise rates twice more in 2018 and three times in 2019.  On July 17, 2018, the Fed Chairman spoke to the Senate financial services committee in what used to be referred to as the semi-annual Humphry-Hawkins testimony.  The Chairman reiterated the Fed's view that gradual rate hikes appeared to be the appropriate path of monetary policy for now.  If the markets were affected by the current strength of the economy alone, movements in interest rates and risk markets would be easy to predict.  However, that is not the case.  The first half of 2018, and the second quarter specifically, have been impacted by a host of factors that have outweighed the economy in their ability to drive the markets.

One of the factors countering the positive developments in the economy has been the specter of a global trade war.  This first emerged in the first quarter but intensified during the second.  President Trump, having fulfilled a significant campaign promise when the Tax Cuts and Job Act was passed, has shifted the administration's focus to trade.  The President has long held that the United States has been taken advantage of by our various trading partners, whether it be Mexico or Canada in the case of NAFTA, or China and the European Union.  The administration initiated its effort to meaningfully change the trading relationships the U.S. has with its major trading partners during the first quarter.  As these efforts did not seem to bring about sufficient progress, the administration has increased its efforts, not just the rhetoric, but also the size of tariffs that will be imposed.  Like the initial tariffs announced – which were quite small and mostly symbolic – the latest announcements have been met with counter threats and/or additional tariffs.  It is clear the administration is eager to make progress on trade and reconfigure the trade landscape, eliminating practices that it sees as disadvantaging the U.S.  The markets initially appeared to see through the threats as negotiating ploys and doubted they would ever come to fruition, or if they did, not be permanent.  The market appears to be wavering on this view.  The rates and risk assets markets have reacted to these developments negatively and interest rates retreated after moving above three percent in mid-May.  Developments on the trade front often come via Twitter messages from President Trump, and occur without warning and at almost any time of day or the week.  The markets appear to react in a "risk off" fashion when the events occur, as interest rates decrease as risk assets are sold and safe-haven assets are acquired.

Another development to impact the markets is a byproduct of the strong U.S. economy.  As the Fed raises rates and frequent public pronouncements by Fed officials indicate rate hikes will continue, the dollar has strengthened.  This has caused the currencies of many emerging economies to weaken versus the dollar.  This impacts the economies of these countries in multiple ways.  To the extent they have issued debt denominated in dollars, the cost to repay this debt, in local currency terms, has increased.  Also, to the extent these nations export domestically produced goods to the U.S., these goods now bring back fewer dollars to their respective local economies.  In either case, the securities markets in these nations have been negatively impacted.

In late May 2018 elections in Italy brought a Populists government to power, and the markets feared the new government would fulfill their campaign promises to either leave the EU or deviate from Italy's previously professed commitment to fiscal austerity and discipline.  The rates market reacted substantially to these developments as the 10-year U.S. treasury yield decreased from over 3.112% on May 17, 2018 to below 2.80% on May 29, 2018.

As we entered the third quarter the sum of the developments discussed above appear to be outweighing the consistently strong economic data and has kept interest rates rangebound with a flattening bias.  The 10-year U.S. treasury has traded between 2.80% and 2.95% since initially breaking below 2.80% in late May.  The spread between the 2-year U.S. treasury and 10-year U.S treasury has continued to compress as the Fed is perceived to be intent on continuing to raise short-term rates while a potential trade war or other developments in Europe or emerging economies could slow growth and act to contain inflation – thus preventing longer-term rates from moving higher.  This is the case with the spread between the 5-year and the 30-year treasury.  In the case of the latter, the spread has narrowed to approximately 20 bps and the spread between the 2 and 10-year U.S. treasury has broken below 25 bps. Typically when these spreads are this narrow they are signs the market see a recession on the horizon. This question has been widely discussed by market participants and the Fed with no clear consensus answer apparent.

Volatility in the market has subsided as the rates market has become range bound and risk markets continue to trade within year-to-date ranges as well.  Another positive development for levered investors has been a reversal in the pressures seen in the short-term funding markets earlier in the year.  Both LIBOR and repurchase agreement funding rates have stabilized, albeit at higher levels as the Fed has increased the target range for the Federal Funds rate twice so far this year.

The Agency RMBS market had a small positive return for the second quarter while the spread between the current coupon, thirty-year fixed rate mortgage and a comparable duration U.S. treasury widened slightly from approximately 72 bps to approximately 74 bps. The Bloomberg Agency MBS index had a total return of approximately (1.0%) for the first six months of 2018 and 0.24% for the second quarter.  The Fed continues to taper their reinvestment of pay-downs from its RMBS portfolio, but this reduced supply has been mostly offset by reduced supply of new mortgages owing to higher rates and strong home price appreciation, muting demand somewhat as affordability becomes a problem for many borrowers.  The price appreciation is driven to some extent by insufficient supply of both new and existing homes.  Refinancing activity has dropped to multi-year lows and does not appear to respond to the modest decreases in market rates seen during the second quarter.

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

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed's reinvestment of U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. During the January 2018 meeting, the FOMC reaffirmed this plan.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency RMBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency RMBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed's September 2017 announcement, the cap would eventually reach $20 billion per month by the end of 2018.  At the time of the Fed's announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs by the end of 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency RMBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond 2018, the removal of this source of demand could negatively impact Agency RMBS prices.  The extent this negatively impacts the Agency RMBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed.

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

Summary

The U.S. economy appears to be very strong.  Growth in the second quarter of 2018 is expected to be 4% or higher on an annualized basis and, given the extent of fiscal stimulus introduced by the Tax Cuts and Jobs Act of 2017 and the Bipartisan Budget Act of 2018, is likely to remain strong for the foreseeable future.  The Fed expects to continue to remove accommodation by raising the target range for the Federal Funds rate two more times in 2018 and three more times in 2019.  By any measure, economic activity is robust and the employment market in particular appears to be overheating.  Importantly, while inflation has returned to, or near, the Fed target level of 2%, it does not appear to be at risk of meaningfully exceeding this level in the near term.  This should keep the Fed from raising rates beyond their current gradual pace.

One threat to the economy the market fears is a meaningful trade war.  The Trump administration appears determined to reverse what the President sees as years of unfair trade that has weakened the United States.  The administration has aggressively introduced tariffs in an apparent attempt to force our various trading counter-parties to agree to more even trade terms.  To date, this strategy does not appear to be working, and the market fears a protracted trade war could develop.  This threat seems to be trumping the effect of the economy on both the rates markets and risky asset markets.  The perception that the strength of the economy will keep the Fed from raising short-term rates and the lack of inflation, coupled with the possible detrimental effects of a trade war slowing growth in the future, has kept long-term rates contained.  The combination has caused the spread between short and long term rates to compress.  This appears likely to continue.

The Agency RMBS market has generated a modest positive return of 0.24% for the second quarter and (1.0%) for 2018 to date.  The reduction in asset purchases by the Fed has been offset by reduced supply of Agency RMBS, negating the negative effect of the former on the performance of the asset class.  A continued slowing of prepayment behavior has benefited higher coupon mortgages as well, further negating the effect of reduced purchases by the Fed.  Going forward, the continued compression of the yield curve should put downward pressure on both returns for Agency RMBS as well as demand for the asset class.

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

Capital Expenditures

At June 30, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018 - YTD(1)	0.670	35,313
Totals	$9.505	$213,471

(1)
On July 18, 2018, the Company declared a dividend of $0.09 per share to be paid on August 10, 2018.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of June 30, 2018.

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

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates, including changes in the forward yield curve.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2018 and December 31, 2017, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2018 and December 31, 2017. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2018
-200 Basis Points	(1.37)%	(12.31)%
-100 Basis Points	(0.20)%	(1.80)%
-50 Basis Points	0.07%	0.64%
+50 Basis Points	(0.23)%	(2.08)%
+100 Basis Points	(0.50)%	(4.52)%
+200 Basis Points	(1.64)%	(14.80)%
As of December 31, 2017
-200 Basis Points	(0.94)%	(7.62)%
-100 Basis Points	(0.32)%	(2.63)%
-50 Basis Points	(0.21)%	(1.73)%
+50 Basis Points	(0.59)%	(4.82)%
+100 Basis Points	(1.61)%	(13.05)%
+200 Basis Points	(4.67)%	(37.84)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2018, we had unrestricted cash and cash equivalents of $137.9 million and unpledged securities of approximately $45.4 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents share repurchase activity for the three months ended June 30, 2018.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
April	8,088	$7.45	-	5,306,579
May	1,068,841	7.19	1,068,841	4,237,738
June	1,077	7.50	-	4,237,738
Totals / Weighted Average	1,078,006	$7.19	1,068,841	4,237,738

(1)
Includes shares of the Company's common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment-related awards under equity incentive plans.

(2)
On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock. Unless modified or revoked by the Board, the authorization does not expire.

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2018.

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

Orchid Island Capital, Inc.
Registrant

Date: July 27, 2018	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: July 27, 2018	By:	/s/ George H. Haas, IV
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