Form 10-Q
period 2018-09-30
Orchid Island Capital, Inc.
filed 2018-10-26
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Number of shares outstanding at October 26, 2018: 52,039,168

ORCHID ISLAND CAPITAL, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,498,724	$3,712,561
Unpledged	15,232	32,250
Total mortgage-backed securities	3,513,956	3,744,811
Cash and cash equivalents	164,393	214,363
Restricted cash	30,928	32,349
Accrued interest receivable	14,085	14,444
Derivative assets, at fair value	37,422	17,160
Other assets	312	216
Total Assets	$3,761,096	$4,023,343

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,321,803	$3,533,786
Dividends payable	4,163	7,429
Derivative liabilities, at fair value	-	2,038
Accrued interest payable	4,595	6,516
Due to affiliates	622	797
Other liabilities	36,610	10,566
Total Liabilities	3,367,793	3,561,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 52,039,168 shares issued and outstanding as of September 30, 2018 and 53,061,904 shares issued
and outstanding as of December 31, 2017	520	531
Additional paid-in capital	410,771	461,680
Accumulated (deficit) retained earnings	(17,988)	-
Total Stockholders' Equity	393,303	462,211
Total Liabilities and Stockholders' Equity	$3,761,096	$4,023,343
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2018 and 2017
($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Interest income	$117,580	$105,864	$39,054	$38,974
Interest expense	(50,620)	(28,116)	(18,893)	(12,638)
Net interest income	66,960	77,748	20,161	26,336
Realized (losses) gains on mortgage-backed securities	(23,350)	3,354	(2,837)	769
Unrealized losses on mortgage-backed securities	(122,136)	(35,601)	(30,006)	(3,553)
Gains (losses) on derivative instruments	69,547	(29,331)	12,693	(5,470)
Net portfolio (loss) income	(8,979)	16,170	11	18,082

Expenses:
Management fees	4,800	4,230	1,482	1,528
Allocated overhead	1,133	1,168	391	412
Accrued incentive compensation	209	439	197	209
Directors' fees and liability insurance	734	722	234	215
Audit, legal and other professional fees	632	547	170	157
Direct REIT operating expenses	1,234	816	424	320
Other administrative	267	259	72	58
Total expenses	9,009	8,181	2,970	2,899

Net (loss) income	$(17,988)	$7,989	$(2,959)	$15,183

Basic and diluted net (loss) income per share	$(0.34)	$0.21	$(0.06)	$0.33

Weighted Average Shares Outstanding	52,538,457	38,608,053	52,034,695	45,355,124

Dividends declared per common share	$0.83	$1.26	$0.25	$0.42
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2018
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2018	$531	$461,680	$-	$462,211
Net loss	-	-	(17,988)	(17,988)
Cash dividends declared, $0.83 per share	-	(43,648)	-	(43,648)
Issuance of common stock pursuant to stock based
compensation plan	-	258	-	258
Amortization of stock based compensation	-	151	-	151
Shares repurchased and retired	(11)	(7,670)	-	(7,681)
Balances, September 30, 2018	$520	$410,771	$(17,988)	$393,303
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2018 and 2017
($ in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,988)	$7,989
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	409	453
Realized and unrealized losses on mortgage-backed securities	145,486	32,247
Realized and unrealized gains on interest rate swaptions	(4,718)	(827)
Realized and unrealized (gains) losses on interest rate swaps	(14,500)	1,398
Realized (gains) losses on forward settling to-be-announced securities	(13,264)	3,843
Changes in operating assets and liabilities:
Accrued interest receivable	359	(3,898)
Other assets	(136)	(170)
Accrued interest payable	(1,921)	2,989
Other liabilities	1,521	(601)
Due (from) to affiliates	(175)	196
NET CASH PROVIDED BY OPERATING ACTIVITIES	95,073	43,619

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,958,402)	(5,079,945)
Sales	2,762,845	3,890,959
Principal repayments	280,966	248,483
Redemption of FHLB stock	-	3
Proceeds from (payments on) net settlement of to-be-announced securities	11,229	(7,945)
Purchase of derivative financial instruments, net of margin cash received	23,476	410
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	120,114	(948,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	39,316,249	39,895,749
Principal payments on repurchase agreements	(39,528,232)	(38,979,377)
Cash dividends	(46,914)	(47,950)
Proceeds from issuance of common stock, net of issuance costs	-	122,857
Common stock repurchases	(7,681)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(266,578)	991,279

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(51,391)	86,863
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	246,712	94,425
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$195,321	$181,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,541	$25,127

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2018

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

On August 2, 2017, Orchid entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company's common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  Through September 30, 2018, the Company issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

(in thousands)
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$164,393	$214,363
Restricted cash	30,928	32,349
Total cash, cash equivalents and restricted cash	$195,321	$246,712

The Company maintains cash balances at four banks and excess margin on account at derivative exchanges, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2018, the Company's cash deposits exceeded federally insured limits by approximately $160.4 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and derivative exchanges and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note ("T-Note") and Eurodollar futures contracts, interest rate swaps, options to enter in interest rate swaps ("interest rate swaptions") and "to-be-announced" ("TBA") securities transactions, but the Company may enter into other derivatives in the future.

The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception of the TBA transaction, or throughout its term, that it will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of September 30, 2018 and December 31, 2017 due to the short-term nature of these financial instruments.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's RMBS portfolio as of September 30, 2018 and December 31, 2017:

(in thousands)
	September 30, 2018	December 31, 2017
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$-	$27,398
Adjustable-rate Mortgages	1,437	1,754
Fixed-rate Mortgages	2,616,916	3,594,533
Fixed-rate CMOs	760,587	-
Total Pass-Through Certificates	3,378,940	3,623,685
Structured RMBS Certificates:
Interest-Only Securities	111,929	86,918
Inverse Interest-Only Securities	23,087	34,208
Total Structured RMBS Certificates	135,016	121,126
Total	$3,513,956	$3,744,811

The following table summarizes the Company's RMBS portfolio as of September 30, 2018 and December 31, 2017, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2018	December 31, 2017
Greater than one year and less than five years	$-	$29
Greater than five years and less than ten years	6,219	3,281
Greater than or equal to ten years	3,507,737	3,741,501
Total	$3,513,956	$3,744,811

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2018, the Company had met all margin call requirements.

As of September 30, 2018, the Company had outstanding repurchase obligations of approximately $3,321.8 million with a net weighted average borrowing rate of 2.30%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,512.5 million, and cash pledged to the counterparties of approximately $25.8 million.  As of December 31, 2017, the Company had outstanding repurchase obligations of approximately $3,533.8 million with a net weighted average borrowing rate of 1.54%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $3,726.5 million, and cash pledged to the counterparties of approximately $25.3 million.

As of September 30, 2018 and 2017, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2018
Fair market value of securities pledged, including
accrued interest receivable	$252,556	$1,275,229	$1,984,716	$-	$3,512,501
Repurchase agreement liabilities associated with
these securities	$243,602	$1,181,946	$1,896,255	$-	$3,321,803
Net weighted average borrowing rate	2.24%	2.32%	2.30%	-	2.30%
December 31, 2017
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,983,958	$1,266,590	$475,975	$3,726,523
Repurchase agreement liabilities associated with
these securities	$-	$1,871,833	$1,208,518	$453,435	$3,533,786
Net weighted average borrowing rate	-	1.53%	1.53%	1.57%	1.54%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2018, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $211.9 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at September 30, 2018 and December 31, 2017.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2018 and December 31, 2017.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2018	December 31, 2017
Assets
Interest rate swaps	Derivative assets, at fair value	$28,030	$13,745
Payer swaptions	Derivative assets, at fair value	7,357	3,405
TBA securities	Derivative assets, at fair value	2,035	10
Total derivative assets, at fair value		$37,422	$17,160

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$-	$215
TBA securities	Derivative liabilities, at fair value	-	1,823
Total derivative liabilities, at fair value		$-	$2,038

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$5,112	$5,545
TBA securities	Restricted cash	-	1,508
TBA securities	Other liabilities	(1,749)	(59)
Interest rate swaption contracts	Other liabilities	(7,581)	(3,505)
Total margin balances on derivative contracts		$(4,218)	$3,489

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar and T-Note futures positions at September 30, 2018 and December 31, 2017.

($ in thousands)
	September 30, 2018
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$1,500,000	2.16%	3.01%	$12,841
2020	1,500,000	2.64%	3.17%	7,823
Total / Weighted Average	$1,500,000	2.40%	3.09%	$20,664

Treasury Note Futures Contracts (Short Position)(2)
December 2018 5-year T-Note futures
(Dec 2018 - Dec 2023 Hedge Period)	$165,000	3.08%	3.20%	$1,163

($ in thousands)
	December 31, 2017
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2018	$1,212,500	1.86%	1.98%	$1,418
2019	1,350,000	2.11%	2.27%	2,152
2020	987,500	2.59%	2.36%	(2,360)
Total / Weighted Average	$1,183,333	2.16%	2.20%	$1,210

Treasury Note Futures Contracts (Short Position)(2)
March 2018 10 year T-Note futures
(Mar 2018 - Mar 2028 Hedge Period)	$140,000	2.23%	2.33%	$755

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $112.48 at September 30, 2018 and $124.05 at December 31, 2017.  The notional contract values of the short positions were $185.6 million and $173.7 million at September 30, 2018 and December 31, 2017, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate ("LIBOR") ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company's interest rate swap positions at September 30, 2018 and December 31, 2017.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
September 30, 2018
Expiration > 1 to ≤ 3 years	$900,000	1.56%	2.33%	$16,734	1.5
Expiration > 3 to ≤ 5 years	360,000	2.05%	2.33%	11,296	3.5
	$1,260,000	1.70%	2.33%	$28,030	2.1
December 31, 2017
Expiration > 1 to ≤ 3 years	$650,000	1.09%	1.41%	$11,828	2.1
Expiration > 3 to ≤ 5 years	360,000	2.05%	1.53%	1,702	4.3
	$1,010,000	1.43%	1.45%	$13,530	2.8

The table below presents information related to the Company's interest rate swaption positions at September 30, 2018 and December 31, 2017.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
September 30, 2018
≤ 1 year
Payer Swaptions	$8,690	$7,357	4.1	$850,000	3.21%	3 Month	9.2
December 31, 2017
≤ 1 year
Payer Swaptions	$2,367	$3,405	8.0	$200,000	2.16%	3 Month	6.0

The following table summarizes our contracts to purchase and sell TBA securities as of September 30, 2018 and December 31, 2017.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
September 30, 2018
30-Year TBA securities:
3.0%	$(200,000)	$(192,324)	$(191,344)	$980
3.5%	(200,000)	(197,804)	(196,749)	1,055
Total	$(400,000)	$(390,128)	$(388,093)	$2,035
December 31, 2017
30-Year TBA securities:
3.0%	$(300,000)	$(299,371)	$(300,153)	$(782)
4.0%	(357,000)	(373,403)	(373,477)	(74)
4.5%	356,556	380,371	379,414	(957)
Total	$(300,444)	$(292,403)	$(294,216)	$(1,813)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2018 and 2017.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Eurodollar futures contracts (short positions)	$25,301	$(6,955)	$4,640	$607
T-Note futures contracts (short position)	9,232	(16,190)	1,482	(6,450)
Interest rate swaps	17,032	(3,170)	2,994	1,005
Receiver swaptions	(909)	-	(130)	-
Payer swaptions	5,627	827	414	827
Net TBA securities	13,264	(3,843)	3,293	(1,459)
Total	$69,547	$(29,331)	$12,693	$(5,470)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2018 and December 31, 2017.

(in thousands)
	September 30, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,366,607	$10,955	$3,377,562	$3,612,244	$-	$3,612,244
Structured RMBS - fair value	121,163	-	121,163	100,317	-	100,317
Accrued interest on pledged securities	13,740	36	13,776	13,962	-	13,962
Restricted cash	25,816	5,112	30,928	25,296	7,053	32,349
Total	$3,527,326	$16,103	$3,543,429	$3,751,819	$7,053	$3,758,872

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements and derivative agreements as of September 30, 2018 and December 31, 2017.

(in thousands)
	September 30, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$82	$9,330	$9,412	$67	$3,564	$3,631
Total	$82	$9,330	$9,412	$67	$3,564	$3,631

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2018 and December 31, 2017.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2018
Interest rate swaps	$28,030	$-	$28,030	$-	$-	$28,030
Interest rate swaptions	7,357	-	7,357	-	(7,357)	-
TBA securities	2,035	-	2,035	-	(1,749)	286
	$37,422	$-	$37,422	$-	$(9,106)	$28,316
December 31, 2017
Interest rate swaps	$13,745	$-	$13,745	$-	$-	$13,745
Interest rate swaptions	3,405	-	3,405	-	(3,405)	-
TBA securities	10	-	10	-	(10)	-
	$17,160	$-	$17,160	$-	$(3,415)	$13,745

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2018
Repurchase Agreements	$3,321,803	$-	$3,321,803	$(3,295,987)	$(25,816)	$-
	$3,321,803	$-	$3,321,803	$(3,295,987)	$(25,816)	$-
December 31, 2017
Repurchase Agreements	$3,533,786	$-	$3,533,786	$(3,508,490)	$(25,296)	$-
Interest rate swaps	215	-	215	-	-	215
TBA securities	1,823	-	1,823	-	(1,508)	315
	$3,535,824	$-	$3,535,824	$(3,508,490)	$(26,804)	$530

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2017, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the nine months ended September 30, 2018 or the three months ended September 30, 2017.

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

From the inception of the stock repurchase program through September 30, 2018, the Company repurchased a total of 2,285,084 shares at an aggregate cost of approximately $18.5 million, including commissions and fees, for a weighted average price of $8.11 per share.  No shares were repurchased during the year ended December 31, 2017. As of September 30, 2018, the remaining authorization under the repurchase program is for up to 4,237,738 shares of the Company's common stock.

Cash Dividends

The table below presents the cash dividends declared on the Company's common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018 - YTD(1)	0.910	47,817
Totals	$9.745	$225,975

(1)
On October 17, 2018, the Company declared a dividend of $0.08 per share to be paid on November 9, 2018.  The effect of this dividend is included in the table above, but is not reflected in the Company's financial statements as of September 30, 2018.

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

Restricted Stock Awards

The table below presents information related to the Company's restricted common stock at September 30, 2018 and 2017.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	-	$-	8,000	$12.23
Granted	-	-	-	-
Vested and issued	-	-	(8,000)	12.23
Unvested, end of period	-	$-	-	$-

Compensation expense during period		$-		$33

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers, employees and directors. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2018 and 2017.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2018	2017
Fully vested shares granted(1)	37,920	25,848
Weighted average grant date price per share	$7.62	$9.76
Compensation expense related to fully vested shares of common stock awards(2)	$289	$252

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

Performance Units

The Company may issue performance units under the Incentive Plan to certain executive officers and employees.  "Performance Units" vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company's common stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company.  Compensation expense for the Performance Units is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the nine months ended September 30, 2018 and 2017.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	41,693	$9.95	45,305	$10.33
Granted	27,935	7.45	15,707	9.55
Forfeited	(2,161)	8.49	-	-
Vested and issued	(18,301)	10.16	(14,490)	10.52
Unvested, end of period	49,166	$8.52	46,522	$10.01

Compensation expense during period		$150		$188
Unrecognized compensation expense, end of period		$205		$217
Intrinsic value, end of period		$356		$474
Weighted-average remaining vesting term (in years)		1.2		1.2

Deferred Stock Units

Beginning with the second quarter of 2018, non-employee directors received a portion of their compensation in the form of Deferred Stock Unit awards ("DSUs") pursuant to the Incentive Plan.  Each DSU represents a right to receive one share of the Company's common stock. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant.  The DSUs are settled in shares of the Company's common stock equal to the number of units in the participant's account at the time of settlement. The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock.  These distributions will be made in the form of additional DSUs or cash at the participant's election. The DSUs do not include the right to vote the underlying shares of common stock. The cost of these awards is determined by the market value of the shares at the date of grant.

The following table presents information related to the DSUs outstanding during the nine months ended September 30, 2018.

($ in thousands, except per share data)
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	-	$-
Granted and vested	6,046	7.52
Issued	-	-
Outstanding, end of period	6,046	$7.52

Compensation expense during period		$90
Intrinsic value, end of period		$44

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2018.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the nine and three months ended September 30, 2018 and 2017. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2018 and 2017.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(17,988)	$7,989	$(2,960)	$15,183
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	52,039	45,308	52,039	45,308
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	47	-	47
Effect of weighting	499	(6,747)	(4)	-
Weighted average shares-basic and diluted	52,538	38,608	52,035	45,355
Net (loss) income per common share:
Basic and diluted	$(0.34)	$0.21	$(0.06)	$0.33
Anti-dilutive incentive shares not included in calculation.	55	-	61	-

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

The Company's RMBS, interest rate swaps, interest rate swaptions and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company's securities. These techniques include observing the most recent market for like or identical assets, spread pricing techniques (option adjusted spread, zero volatility spread, spread to the treasury curve or spread to a benchmark such as a TBA), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and the volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2018 and 2017. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Mortgage-backed securities	$3,513,956	$-	$3,513,956	$-
Interest rate swaps	28,030	-	28,030	-
Interest rate swaptions	7,357	-	7,357	-
TBA securities	2,035	-	2,035	-
December 31, 2017
Mortgage-backed securities	$3,744,811	$-	$3,744,811	$-
Interest rate swaps	13,530	-	13,530	-
Interest rate swaptions	3,405	-	3,405	-
TBA securities	(1,813)	-	(1,813)	-

During the nine and three months ended September 30, 2018 and 2017, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

The Company is obligated to reimburse the Manager for any direct expenses incurred on its behalf and to pay the Manager the Company's pro rata portion of certain overhead costs set forth in the management agreement.  Should the Company terminate the management agreement without cause, it will pay the Manager a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the term of the agreement.

Total expenses recorded for the management fee and costs incurred were approximately $5.9 million and $1.9 million for the nine and three months ended September 30, 2018, respectively, and approximately $5.4 million and $1.9 for the nine and three months ended September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, the net amount due to affiliates was approximately $0.6 million and $0.8 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of September 30, 2018, Bimini owned 1,520,036 shares, or 2.9%, of the Company's common stock.

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

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through September 30, 2018, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

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

From the inception of the stock repurchase program through September 30, 2018, we have repurchased a total of 2,285,084 shares at an aggregate cost of approximately $18.5 million, including commissions and fees, for a weighted average price of $8.11 per share. As of September 30, 2018, the remaining authorization under the repurchase program is for up to 4,237,738 shares of the Company's common stock.

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

Results of Operations

Described below are the Company's results of operations for the nine and three months ended September 30, 2018, as compared to the Company's results of operations for the nine and three months ended September 30, 2017.

Net (Loss) Income Summary

Net loss for the nine months ended September 30, 2018 was $18.0 million, or $0.34 per share. Net income for the nine months ended September 30, 2017 was $8.0 million, or $0.21 per share.  Net loss for the three months ended September 30, 2018 was $3.0 million, or $0.06 per share. Net income for the three months ended September 30, 2017 was $15.2 million, or $0.33 per share.  The components of net (loss) income for the nine and three months ended September 30, 2018 and 2017, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended, September 30,
	2018	2017	Change	2018	2017	Change
Interest income	$117,580	$105,864	$11,716	$39,054	$38,974	$80
Interest expense	(50,620)	(28,116)	(22,504)	(18,893)	(12,638)	(6,255)
Net interest income	66,960	77,748	(10,788)	20,161	26,336	(6,175)
Losses on RMBS and derivative contracts	(75,939)	(61,578)	(14,361)	(20,150)	(8,254)	(11,896)
Net portfolio (deficiency) income	(8,979)	16,170	(25,149)	11	18,082	(18,071)
Expenses	(9,009)	(8,181)	(828)	(2,970)	(2,899)	(71)
Net (loss) income	$(17,988)	$7,989	$(25,977)	$(2,959)	$15,183	$(18,142)

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
September 30, 2018	$(2,959)	$(20,150)	$17,191	$(0.06)	$(0.39)	$0.33
June 30, 2018	1,346	(17,734)	19,080	0.03	(0.34)	0.37
March 31, 2018	(16,377)	(38,055)	21,678	(0.31)	(0.72)	0.41
December 31, 2017	(5,982)	(29,540)	23,558	(0.12)	(0.61)	0.49
September 30, 2017	15,183	(8,254)	23,437	0.33	(0.18)	0.51
June 30, 2017	(9,643)	(32,597)	22,954	(0.26)	(0.88)	0.62
March 31, 2017	2,449	(20,727)	23,176	0.07	(0.63)	0.70
Nine Months Ended
September 30, 2018	$(17,988)	$(75,939)	$57,951	$(0.34)	$(1.45)	$1.11
September 30, 2017	7,989	(61,578)	69,567	0.21	(1.59)	1.80

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter during 2018 to date and 2017.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2018	$12,693	$3,293	$272	$9,128
June 30, 2018	14,859	1,564	(852)	14,147
March 31, 2018	41,994	8,407	(3,011)	36,598
December 31, 2017	13,982	(2,094)	(3,763)	19,839
September 30, 2017	(5,470)	(1,459)	(3,761)	(250)
June 30, 2017	(19,442)	(2,384)	(3,654)	(13,404)
March 31, 2017	(4,419)	-	(3,193)	(1,226)
Nine Months Ended
September 30, 2018	$69,547	$13,264	$(3,591)	$59,873
September 30, 2017	(29,331)	(3,843)	(10,608)	(14,880)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
September 30, 2018	$39,054	$18,893	$272	$18,621	$20,161	$20,433
June 30, 2018	38,590	16,579	(852)	17,431	22,011	21,159
March 31, 2018	39,935	15,149	(3,011)	18,160	24,786	21,775
December 31, 2017	40,098	13,554	(3,763)	17,317	26,544	22,781
September 30, 2017	38,974	12,638	(3,761)	16,399	26,336	22,575
June 30, 2017	34,579	8,763	(3,654)	12,417	25,816	22,162
March 31, 2017	32,311	6,715	(3,193)	9,908	25,596	22,403
Nine Months Ended
September 30, 2018	$117,580	$50,620	$(3,591)	$54,212	$66,960	$63,368
September 30, 2017	105,864	28,116	(10,608)	38,724	77,748	67,140

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the nine months ended September 30, 2018, we generated $67.0 million of net interest income, consisting of $117.6 million of interest income from RMBS assets offset by $50.6 million of interest expense on borrowings.  For the comparable period ended September 30, 2017, we generated $77.7 million of net interest income, consisting of $105.9 million of interest income from RMBS assets offset by $28.1 million of interest expense on borrowings.   The $11.7 million increase in interest income and $22.5 million increase in interest expense for the nine months ended September 30, 2018 primarily reflects the growth of our portfolio fueled by our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the nine months ended September 30, 2018 and 2017 was $54.2 million and $38.7 million, respectively, resulting in $63.4 million and $67.1 million of economic net interest income, respectively.

During the three months ended September 30, 2018, we generated $20.2 million of net interest income, consisting of $39.1 million of interest income from RMBS assets offset by $18.9 million of interest expense on borrowings.  For the three months ended September 30, 2017, we generated $26.3 million of net interest income, consisting of $39.0 million of interest income from RMBS assets offset by $12.6 million of interest expense on borrowings.  As in the nine months ended September 30, 2018, the increased interest income and interest expense for the three months ended September 30, 2018, as compared to the same period in 2017, reflects an increase in the yields on the portfolio and the costs of borrowings.

On an economic basis, our interest expense on repurchase liabilities for the three months ended September 30, 2018 and 2017 was $18.6 million and $16.4 million, respectively, resulting in $20.4 million and $22.6 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2018 and 2017 and each quarter during 2018 to date and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2018	$3,601,776	$39,054	4.34%	$3,385,829	$18,893	$18,621	2.23%	2.20%
June 30, 2018	3,717,690	38,590	4.15%	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,745,298	39,935	4.27%	3,576,533	15,149	18,160	1.69%	2.03%
December 31, 2017	3,837,575	40,098	4.18%	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,834,083	38,974	4.07%	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,499,922	34,579	3.95%	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	3,142,095	32,311	4.11%	2,922,157	6,715	9,908	0.92%	1.36%
Nine Months Ended
September 30, 2018	$3,688,255	$117,580	4.25%	$3,498,976	$50,620	$54,212	1.93%	2.07%
September 30, 2017	3,492,033	105,864	4.04%	3,193,652	28,116	38,724	1.17%	1.62%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2018	$20,161	$20,433	2.11%	2.14%
June 30, 2018	22,011	21,159	2.27%	2.18%
March 31, 2018	24,786	21,775	2.58%	2.24%
December 31, 2017	26,544	22,781	2.68%	2.27%
September 30, 2017	26,337	22,576	2.62%	2.19%
June 30, 2017	25,816	22,162	2.84%	2.38%
March 31, 2017	25,596	22,403	3.19%	2.75%
Nine Months Ended
September 30, 2018	$66,960	$63,368	2.32%	2.18%
September 30, 2017	77,748	67,142	2.87%	2.42%

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

Interest Income and Average Asset Yield

Our interest income for the nine months ended September 30, 2018 and 2017 was $117.6 million and $105.9 million, respectively.  We had average RMBS holdings of $3,688.3 million and $3,492.0 million for the nine months ended September 30, 2018 and 2017, respectively.  The yield on our portfolio was 4.25% and 4.04% for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, there was a $11.7 million increase in interest income due to a $196.2 million increase in average RMBS, combined with a 21 basis point ("bps") increase in the yield on average RMBS.  The increase in average RMBS during the nine months ended September 30, 2018 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

Our interest income for the three months ended September 30, 2018 and 2017 was $39.1 million and $39.0 million, respectively.  We had average RMBS holdings of $3,601.8 million and $3,834.1 million for the three months ended September 30, 2018 and 2017, respectively.  The yield on our portfolio was 4.34% and 4.07% for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, there was a $0.1 million increase in interest income due to a 27 bps increase in the yield on average RMBS, offset by a $232.3 million decrease in average RMBS as we deleveraged our portfolio.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the nine months ended September 30, 2018 to date and 2017, and for each quarter during 2018 and 2017.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2018	$3,463,325	$138,451	$3,601,776	$36,716	$2,338	$39,054	4.24%	6.76%	4.34%
June 30, 2018	3,572,540	145,150	3,717,690	36,273	2,317	38,590	4.06%	6.38%	4.15%
March 31, 2018	3,610,527	134,771	3,745,298	38,725	1,210	39,935	4.29%	3.59%	4.27%
December 31, 2017	3,704,163	133,412	3,837,575	38,927	1,171	40,098	4.20%	3.51%	4.18%
September 30, 2017	3,687,533	146,550	3,834,083	38,476	498	38,974	4.17%	1.36%	4.07%
June 30, 2017	3,349,042	150,880	3,499,922	32,479	2,100	34,579	3.88%	5.57%	3.95%
March 31, 2017	2,990,937	151,158	3,142,095	29,772	2,539	32,311	3.98%	6.72%	4.11%
Nine Months Ended
September 30, 2018	$3,548,798	$139,457	$3,688,255	$111,714	$5,865	$117,580	4.20%	5.61%	4.25%
September 30, 2017	3,342,504	149,529	3,492,033	100,727	5,137	105,864	4.02%	4.58%	4.04%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,499.0 million and $3,193.7 million and total interest expense of $50.6 million and $28.1 million for the nine months ended September 30, 2018 and 2017, respectively. Our average cost of funds was 1.93% for the nine months ended September 30, 2018, compared to 1.17% for the comparable period in 2017. Contributing to the increase in interest expense was a 76 bps increase in the average cost of funds and a $305.3 million increase in average outstanding borrowings during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  The higher cost of funds for the nine months ended September 30, 2018, compared to the same period in 2017, reflects the higher short-term rates as presented in the table below. The increase in average outstanding borrowings reflects the investment, on a leveraged basis, of the proceeds of our net capital raising activities.

Our economic interest expense was $54.2 million and $38.7 million for the nine months ended September 30, 2018 and 2017, respectively. There was a 45 bps increase in the average economic cost of funds to 2.07% for the nine months ended September 30, 2018 from 1.62% for the nine months ended September 30, 2017.  The reason for the increase in economic cost of funds is primarily due to the increases in our average outstanding borrowings and the cost of our borrowings noted above.

We had average outstanding borrowings of $3,385.8 million and $3,494.3 million and total interest expense of $18.9 million and $12.6 million for the three months ended September 30, 2018 and 2017, respectively. Our average cost of funds was 2.23% and 1.45% for three months ended September 30, 2018 and 2017, respectively. There was a 78 bps increase in the average cost of funds and a $108.4 million decrease in average outstanding borrowings during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.  As in the nine months ended September 30, 2018, the higher cost of funds for the three months ended September 30, 2018, compared to the same period in 2017, reflects higher short-term rates. The decrease in the average outstanding borrowings reflects the deleveraging of the portfolio.

Our economic interest expense was $18.6 million and $16.4 million for the three months ended September 30, 2018 and 2017, respectively. There was a 32 bps increase in the average economic cost of funds to 2.20% for the three months ended September 30, 2018 from 1.88% for the three months ended September 30, 2017. The increase in economic interest expense during the three months ended September 30, 2018 was due to higher average interest rates charged for those borrowings.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 6 bps above the average one-month LIBOR and 32 bps below the average six-month LIBOR for the quarter ended September 30, 2018.  Our average economic cost of funds was 3 bps above the average one-month LIBOR and 35 bps below the average six-month LIBOR for the quarter ended September 30, 2018. The average term to maturity of the outstanding repurchase agreements decreased to 37 days at September 30, 2018 from 52 days at December 31, 2017.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2018 and 2017, and for each quarter in 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2018	$3,385,829	$18,893	$18,621	2.23%	2.20%
June 30, 2018	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,576,533	15,149	18,160	1.69%	2.03%
December 31, 2017	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	2,922,157	6,715	9,908	0.92%	1.36%
Nine Months Ended
September 30, 2018	$3,498,976	$50,620	$54,212	1.93%	2.07%
September 30, 2017	3,193,652	28,116	38,724	1.17%	1.62%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
September 30, 2018	2.17%	2.55%	0.06%	(0.32)%	0.03%	(0.35)%
June 30, 2018	1.99%	2.48%	(0.11)%	(0.60)%	(0.02)%	(0.51)%
March 31, 2018	1.69%	2.11%	0.00%	(0.42)%	0.34%	(0.08)%
December 31, 2017	1.36%	1.62%	0.14%	(0.12)%	0.55%	0.29%
September 30, 2017	1.20%	1.45%	0.25%	(0.00)%	0.68%	0.43%
June 30, 2017	1.05%	1.43%	0.06%	(0.32)%	0.52%	0.14%
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%
Nine Months Ended
September 30, 2018	1.95%	2.38%	(0.02)%	(0.45)%	0.12%	(0.31)%
September 30, 2017	1.03%	1.42%	0.14%	(0.25)%	0.59%	0.20%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2018 and 2017.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Realized (losses) gains on sales of RMBS	$(23,350)	$3,354	$(26,704)	$(2,837)	$769	$(3,606)
Unrealized losses on RMBS	(122,136)	(35,601)	(86,535)	(30,006)	(3,554)	(26,452)
Total losses on RMBS	(145,486)	(32,247)	(113,239)	(32,843)	(2,785)	(30,058)
Gains (losses) on interest rate futures	34,533	(23,145)	57,678	6,122	(5,843)	11,965
Gains (losses) on interest rate swaps	17,032	(3,170)	20,202	2,994	1,005	1,989
(Losses) gains on receiver swaptions	(909)	-	(909)	(130)	-	(130)
Gains on payer swaptions	5,627	827	4,800	414	827	(413)
Gains (losses) on TBA securities	13,264	(3,843)	17,107	3,293	(1,459)	4,752

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2018 and 2017, we received proceeds of $2,762.8 million and $3,891.0 million, respectively, from the sales of RMBS.  During the three months ended September 30, 2018 and 2017, we received proceeds of $1,005.2 million and $826.0 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2018 to date and 2017.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the nine and three months ended September 30, 2018, the Company's total operating expenses were approximately $9.0 million and $3.0 million, respectively, compared to approximately $8.2 million and $2.9 million, respectively, for the nine and three months ended September 30, 2017.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2018 and 2017.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Management fees	$4,800	$4,230	$570	$1,482	$1,528	$(46)
Overhead allocation	1,133	1,168	(35)	391	412	(21)
Accrued incentive compensation	209	439	(230)	197	209	(12)
Directors fees and liability insurance	734	722	12	234	215	19
Audit, legal and other professional fees	632	547	85	170	157	13
Direct REIT operating expenses	1,234	816	418	424	320	104
Other administrative	267	259	8	72	58	14
Total expenses	$9,009	$8,181	$828	$2,970	$2,899	$71

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

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2018, our RMBS portfolio consisted of $3,514.0 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.65%.  During the nine months ended September 30, 2018, we received principal repayments of $281.0 million compared to $248.5 million for the nine months ended September 30, 2017.  The average prepayment speeds for the quarters ended September 30, 2018 and 2017 were 8.6% and 10.3%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2018	7.5	11.5	8.6
June 30, 2018	8.7	11.8	9.8
March 31, 2018	6.5	11.6	7.7
December 31, 2017	7.0	13.6	9.1
September 30, 2017	8.3	14.9	10.3
June 30, 2017	7.0	12.7	9.5
March 31, 2017	7.5	14.3	9.9

The following tables summarize certain characteristics of the Company's PT RMBS and structured RMBS as of September 30, 2018 and December 31, 2017:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2018
Adjustable Rate RMBS	$1,437	0.0%	5.08%	194	1-Sep-35	6.02	10.04%	2.76%
Fixed Rate RMBS	2,616,916	74.5%	4.75%	282	1-Sep-48	NA	NA	NA
Fixed Rate CMOs	760,587	21.6%	4.62%	351	15-Oct-44	NA	NA	NA
Total Mortgage-backed Pass-through	3,378,940	96.1%	4.72%	297	1-Sep-48	NA	NA	NA
Interest-Only Securities	111,929	3.2%	4.28%	300	25-Feb-48	NA	NA	NA
Inverse Interest-Only Securities	23,087	0.7%	4.86%	246	15-Apr-47	NA	4.52%	NA
Total Structured RMBS	135,016	3.9%	4.42%	259	25-Feb-48	NA	NA	NA
Total Mortgage Assets	$3,513,956	100.0%	4.65%	289	1-Sep-48	NA	NA	NA
December 31, 2017
Adjustable Rate RMBS	$1,754	0.0%	3.95%	206	1-Sep-35	5.50	10.05%	2.00%
Fixed Rate RMBS	3,594,533	96.0%	4.25%	338	1-Dec-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	27,398	0.7%	2.59%	301	1-Aug-43	59.77	7.59%	2.00%
Total Mortgage-backed Pass-through	3,623,685	96.7%	4.24%	338	1-Dec-47	NA	NA	NA
Interest-Only Securities	86,918	2.3%	3.75%	262	15-Apr-47	NA	NA	NA
Inverse Interest-Only Securities	34,208	1.0%	4.02%	318	15-Jul-47	NA	5.11%	NA
Total Structured RMBS	121,126	3.3%	3.82%	278	15-Jul-47	NA	NA	NA
Total Mortgage Assets	$3,744,811	100.0%	4.23%	336	1-Dec-47	NA	NA	NA

($ in thousands)
	September 30, 2018		December 31, 2017
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,196,959	62.5%	$2,242,213	59.9%
Freddie Mac	1,312,238	37.3%	1,496,615	40.0%
Ginnie Mae	4,759	0.2%	5,983	0.1%
Total Portfolio	$3,513,956	100.0%	$3,744,811	100.0%

	September 30, 2018	December 31, 2017
Weighted Average Pass-through Purchase Price	$105.31	$107.52
Weighted Average Structured Purchase Price	$14.37	$13.82
Weighted Average Pass-through Current Price	$103.20	$106.79
Weighted Average Structured Current Price	$14.23	$12.50
Effective Duration (1)	3.340	2.989

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 3.340 indicates that an interest rate increase of 1.0% would be expected to cause a 3.340% decrease in the value of the RMBS in the Company's investment portfolio at September 30, 2018.  An effective duration of 2.989 indicates that an interest rate increase of 1.0% would be expected to cause a 2.989% decrease in the value of the RMBS in the Company's investment portfolio at December 31, 2017. These figures include the structured securities in the portfolio, but do not include the effect of the Company's funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2018 and 2017, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2018			2017
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,929,494	$104.20	3.34%	$5,007,614	$108.16	2.75%
Structured RMBS	28,908	21.56	5.39%	72,331	14.46	6.21%

Borrowings

As of September 30, 2018, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 23 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of September 30, 2018, we had obligations outstanding under the repurchase agreements of approximately $3,321.8 million with a net weighted average borrowing cost of 2.30%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 74 days, with a weighted average remaining maturity of 37 days.  Securing the repurchase agreement obligations as of September 30, 2018 are RMBS with an estimated fair value, including accrued interest, of approximately $3,512.5 million and a weighted average maturity of 289 months, and cash pledged to counterparties of approximately $25.8 million.  Through October 26, 2018, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2018 with maturities through January 14, 2019.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2018 and 2017.

($ in thousands)
			Difference Between Ending
	Ending	Average	Borrowings and
	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Amount	Percent
September 30, 2018	$3,321,803	$3,385,829	$(64,026)	(1.89)%
June 30, 2018	3,449,854	3,534,567	(84,713)	(2.40)%
March 31, 2018	3,619,280	3,576,533	42,747	1.20%
December 31, 2017	3,533,786	3,621,931	(88,145)	(2.43)%
September 30, 2017	3,710,077	3,494,266	215,811	6.18%
June 30, 2017	3,278,456	3,164,532	113,924	3.60%
March 31, 2017	3,050,608	2,922,157	128,451	4.40%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2018, haircuts on our pledged collateral remained stable and as of September 30, 2018, our weighted average haircut was approximately 5.3% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,321,803	$-	$-	$-	$3,321,803
Interest expense on repurchase agreements(1)	12,272	-	-	-	12,272
Totals	$3,334,075	$-	$-	$-	$3,334,075

(1)	Interest expense on repurchase agreements is based on current interest rates as of September 30, 2018 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of September 30, 2018, we had cash and cash equivalents of $164.4 million.  We generated cash flows of $397.2 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,499.0 million during the nine months ended September 30, 2018.

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

On August 2, 2017, we entered into another equity distribution agreement (the "August 2017 Equity Distribution Agreement") with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be "at the market" offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through September 30, 2018, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Outlook

The economy of the United States grew by over 4% during the second quarter of 2018 and likely grew by 3% or more during the third quarter.  Economic growth that handily exceeds what most economists estimate as the sustainable growth rate of the economy may generate price pressure in the economy.  Inflation, running below the target level of the Federal Reserve (the "Fed") for most of the past several years, reached the Fed's 2% target level during the third quarter. On October 5, 2018, the Bureau of Labor Statistics reported the U3 unemployment rate reached 3.7% in September, the lowest level since December 1969.  The unemployment rate appears to be headed lower given the strength of job gains year to date.

During the second quarter, the interest rate and equity markets appeared to be driven by external factors more than the performance of the economy.  The specter of a trade war, or wars, with our various trading partners was a constant source of concern to market participants.  The Trump administration did not appear to be making any progress with our trading partners even as it announced new tariffs on several occasions.  A regime change in Italy also impacted the markets as a new threat to the stability of the European Union appeared to emerge.  The new Italian government coalition threatened to leave the European Union and bring back the Lire during the campaign leading up to its victory in late May.  The economic data reported over the course of the second quarter was consistently strong, but the markets reacted more to these external factors.  This changed during the third quarter.  Several factors led to this change.

The Trump administration finally had a breakthrough on the trade front when it reached an agreement in principle with Mexico.  By the end of September, the Trump administration also reached an agreement with Canada, thus averting the demise of NAFTA that was widely feared.  The new agreement, the United States Mexico Canada Agreement, or "USMCA" as it will be called, will now move through the ratification process over the next six months or so.  These developments seemed to calm the markets and demonstrate that the Trump administration could reach agreements with our trading partners.  Tensions with China over trade have not subsided and new tariffs were implemented during the quarter.  However, the tariffs were set at 10%, versus the 25% level the market feared, and will not go into effect until January 2019.  The tariffs on $50 billion of goods imported from China each year threatened by the Trump administration earlier this year did go into effect during the quarter, but the impact of these tariffs is not expected to be material.

Developments in Italy are on-going, but the threat of Italy leaving the European Union appears to be gone for now.  What remains to be resolved is Italy's compliance, or lack thereof, with the various budget and deficit guidelines of the European Union and European Central Bank.  There is also the threat of a ratings downgrade later this month, a potential source of an adverse market reaction.

The difference between the second quarter and the third is the market now takes its direction from the economy versus the external developments described above. The trade wars are not perceived to be the threat they once were, or their effect will likely be less than feared.  Developments in Italy are not as bad as feared.  Finally, the economy continued to appear very strong in the third quarter, and the Fed has acknowledged as much through its public comments.  On September 7, 2018, the Bureau of Labor Statistics released the August employment data, and the average hourly earnings number exceeded market expectations and triggered a sell-off in the rates market.  The ten-year U.S Treasury note rates eventually broke out of the trading range in place since late May of 2.80% - 3.00% and began moving steadily higher.  In fact, the 10-year U.S. Treasury rate closed higher 22 times during the 30-day period from August 24, 2018 through October 5, 2018. This was the first time that the 10-year U.S Treasury rate increased this many times in a 30-day period since 1984, when rates were close to 14%.  These increases caused the yield on the 10-year U.S. Treasury rate to increase by over 40 basis points in just 30 days, setting a new year-to-date high yield, as did the 30-year U.S. Treasury (increasing 42 basis points during the same period).  In fact, many short-term U.S. Treasury rates are at their highest level since the financial crisis began.

At its quarterly meeting that concluded on September 26, 2018, the Fed acknowledged the economy was strong and the summary of economic projections reflected their optimism.  The so-called "dot plot", or summary of committee member forecasts for the Federal Funds rate, reflected expectations for one more rate hike in 2018, three in 2019 and possibly one more hike in 2020.

The Agency RMBS market was impacted by several factors during the quarter.  The performance drivers were the movement in interest rates, the continued decline in the Fed's reinvestments of its monthly pay-downs – which hit its cap in mid-October, and the relative attractiveness of the asset class.  As interest rates moved steadily higher starting in late August, prepayment expectations were not materially affected.  This is because refinancing activity had already been on a steady decline and the MBA's refinance index was at multi-year lows. As the cap on the Fed's reinvestment of its pay-downs hit in mid-October, which limits re-investments of monthly pay-downs only to the extent they exceed $20 billion per month, an important source of demand for the Agency RMBS asset class is essentially gone. However, the rise in rates over the course of the period, and in fact the last two years, mitigated this problem as the supply of Agency RMBS declined. The third driver of performance was the attractiveness of the asset class on a relative return basis with other asset classes.  However, recent production of Agency RMBS has frequently had characteristics that negatively impact the anticipated total returns of the securities.  In this case the spread between the weighted average coupon of the underlying mortgage loans and the net rate received by the investor is quite high.  This leads to higher prepayment activity for the given coupon versus more typical spreads.  Also, average loan balances appear higher than what market participants are accustomed to and average FICO scores are higher as well.  All three of these factors tend to increase prepayment expectations and negatively impact expected returns for the securities.  This has negatively impacted the relative attractiveness of the Agency RMBS asset class and has manifested itself in the relative performance versus investment and sub-investment grade corporate securities, various non-Agency RMBS, commercial mortgage backed securities and asset-backed securities.  The spread of the 30-year, current coupon Agency RMBS has traded between 70 and 74 basis points above the 10-year U.S. Treasury during the quarter but has traded as high as 78 basis points in October.  For the quarter the Bloomberg Agency MBS index had a slightly negative return of -0.12%, a year-to-date return through the end of the third quarter of -1.07% and a negative -0.52% return so far in the fourth quarter. When interest rates broke through previous year-to-date high levels in early October, Agency RMBS performed poorly as investors feared the duration extension of the securities and sold them, a phenomenon referred to as convexity related selling.

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

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed's reinvestment of U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. In October of 2018, the Fed reached its terminal cap of $20 billion per month.  Going forward, the Fed will only purchase Agency RMBS to the extent paydowns on the Fed's holdings exceed $20 billion in any given month.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency RMBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency RMBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed's September 2017 announcement, the cap reached $20 billion per month in October of 2018.  At the time of the Fed's announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October of 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency RMBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond October of 2018, the removal of this source of demand could negatively impact Agency RMBS prices.  The extent this negatively impacts the Agency RMBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed.

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

Summary

By most estimates the U.S. economy had fully recovered from the financial crisis of 2008 when the Trump administration passed the Tax Cuts and Jobs Act of 2017 and the Bipartisan Budget Act of 2018, which added a significant source of fiscal stimulation to the economy.  As expected, growth has accelerated, reaching 4% annualized in the second quarter of 2018 and likely over 3% in the third quarter.  The economic data has in many cases reached multi-year or, in some cases, multi-decade levels.  The economy appears to have considerable momentum as it enters the fourth quarter.  Up until the third quarter, it appeared the markets had a muted reaction to these developments, being driven by external factors like the threat of a trade war escalation and/or developments in Italy and various emerging markets.  During the third quarter, the Trump administration finally had a break-through on the trade front and is close to finalizing a revised NAFTA agreement with Mexico and Canada, to be named the USMCA.  The markets took this as a sign that the Trump administration was capable of agreements with its major trading partners and the threat of a material trade war disrupting the domestic economy faded.  The Fed raised the Federal Funds rate at its September meeting and indicated it expects to continue its gradual pace of rate hikes into 2020.

The Agency RMBS market generated a slight negative return of - 0.12% as interest rates increased significantly during the third quarter of 2018.  Year-to-date through the end of the third quarter of 2018, the Agency RMBS market has generated a -1.07% return. The returns in the preceding sentences are as reported by the Bloomberg Agency MBS index. Given the extent by which interest rates had risen through the end of the third quarter, this was a commendable performance. However, when interest rates broke through previous year-to-date high levels in early October, Agency RMBS performed poorly as investors feared the duration extension of the securities and sold them, a phenomenon often referred to as convexity related selling. The return of the Bloomberg Agency MBS index in the fourth quarter to date is -0.52.

For the past several years, a significant source of demand for Agency RMBS, the Fed, through reinvestment of its monthly pay-downs, essentially exited the market starting mid-October. Going forward, the relative performance of the asset class will be driven by demand from banks and money managers, historically core investors in the asset class, and the relative attractiveness of the asset class.

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

Capital Expenditures

At September 30, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018 - YTD(1)	0.910	47,817
Totals	$9.745	$225,975

(1)
On October 17, 2018, the Company declared a dividend of $0.08 per share to be paid on November 9, 2018.  The effect of this dividend is included in the table above but is not reflected in the Company's financial statements as of September 30, 2018.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2018 and December 31, 2017, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS' effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2018 and December 31, 2017. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2018
-200 Basis Points	(1.65)%	(14.73)%
-100 Basis Points	(0.42)%	(3.75)%
-50 Basis Points	(0.03)%	(0.24)%
+50 Basis Points	0.04%	0.34%
+100 Basis Points	(0.06)%	(0.51)%
+200 Basis Points	(0.96)%	(8.57)%
As of December 31, 2017
-200 Basis Points	(0.94)%	(7.62)%
-100 Basis Points	(0.32)%	(2.63)%
-50 Basis Points	(0.21)%	(1.73)%
+50 Basis Points	(0.59)%	(4.82)%
+100 Basis Points	(1.61)%	(13.05)%
+200 Basis Points	(4.67)%	(37.84)%

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

Prepayment Risk

Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to government sponsored entity underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Generally, prepayments on Agency RMBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.  We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2018, we had unrestricted cash and cash equivalents of $164.4 million and unpledged securities of approximately $15.2 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents share repurchase activity for the three months ended September 30, 2018.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
July	-	$-	-	4,237,738
August	-	-	-	4,237,738
September	920	7.25	-	4,237,738
Totals / Weighted Average	920	$7.25	-	4,237,738

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

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2018.

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

Orchid Island Capital, Inc.
Registrant

Date: October 26, 2018	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: October 26, 2018	By:	/s/ George H. Haas, IV
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