Form 10-K
period 2018-12-31
Orchid Island Capital, Inc.
filed 2019-02-22
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒Non-accelerated filer ☐Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2018 the aggregate market value of the common stock held by nonaffiliates was $378,490,103
Number of shares outstanding at February 22, 2019: 48,662,448

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the 2019 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ORCHID ISLAND CAPITAL, INC.

TABLE OF CONTENTS

Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;
•	our expected operating results;
•	our ability to acquire investments on attractive terms;
•	the effect of actual or proposed actions of the U.S. Federal Reserve (the “Fed”) and the Federal Open Market Committee (the “FOMC”) with respect to monetary policy or interest rates;
•	the effect of U.S. government actions on interest rates, fiscal policy and the housing and credit markets;
•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;
•	the effect of prepayment rates on the value of our assets;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
•
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government;

•	our ability to make distributions to our stockholders in the future;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to quantify risk based on historical experience;
•	our ability to qualify and maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	our ability to maintain the listing of our common stock on the New York Stock Exchange, or NYSE;
•	market trends;
•	expected capital expenditures;
•	the impact of technology on our operations and business; and
•	the eventual phase-out of the LIBOR index and its impact on our LIBOR sensitive assets, liabilities and funding hedges.

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

PART I
ITEM 1. BUSINESS

Our Company

Orchid Island Capital, Inc., a Maryland corporation (“Orchid,” the “Company,” “we” or “us”), is a specialty finance company that invests in residential mortgage-backed securities (“RMBS”). The principal and interest payments of these RMBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of RMBS as Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS and (ii) structured Agency RMBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. Our website is located at http://www.orchidislandcapital.com.  Information on our website is not part of this Annual Report on Form 10-K.

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

We are organized and conduct our operations to qualify to be taxed as a real estate investment trust (a ““REIT”) for U.S. federal income tax purposes.  As such, we are required to distribute 90% of our taxable net income annually. We generally will not be subject to income taxes on our net taxable income to the extent we currently distribute our net taxable income to our stockholders and maintain our REIT qualification. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), which may extend into the subsequent taxable year.

Our Manager

Upon completion of our initial public offering, we became externally managed and advised by Bimini Advisors and its experienced RMBS investment team pursuant to the terms of a management agreement.  Our Manager is a Maryland limited liability company that is a wholly-owned subsidiary of Bimini. We believe our relationship with our Manager enables us to leverage our Manager’s established portfolio management resources for each of our targeted asset classes and its infrastructure supporting those resources.  Additionally, we have benefitted and expect to continue to benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager’s parent, Bimini, commenced active investment management operations in 2003, as it self-manages its own portfolio.

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

We fund our pass-through Agency RMBS and certain of our structured Agency RMBS, such as fixed and floating rate tranches of CMOs and POs, through repurchase agreements. However, we generally do not employ leverage on our structured Agency RMBS that have no principal balance, such as IOs and IIOs, because those securities contain structured leverage. We may pledge a portion of these assets to increase our cash balance, but we do not intend to invest the cash derived from pledging the assets.

Our target asset categories and principal assets in which we intend to invest are as follows:

Pass-through Agency RMBS

We invest in pass-through securities, which are securities secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the loan servicer and the guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

The payment of principal and interest on mortgage pass-through securities issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage pass-through certificates issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security.

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing,  foreclosure, or accelerated amortization by the borrower. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

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

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:

•
Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as “final maturity dates”) are also common. Because the interest rate on the loan never changes, even when market interest rates change, there can be a divergence between the interest rate on the loan and current market interest rates over time. This in turn can make fixed-rate mortgages price-sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.

•
ARMs. Adjustable-Rate Mortgages (“ARMs”) are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular intervals (for example, once per year). We refer to such ARMs as “traditional” ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates and, consequently, are less likely to experience significant price volatility.

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

•
CMOs. CMOs are a type of RMBS, the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate RMBS are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity to interest rates.

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

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages that underlie RMBS, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, the London Interbank Offered Rate (“LIBOR”) and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

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

We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage typically will be a function of the capital allocated to the pass-through Agency RMBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency RMBS portfolio is high, we expect that the leverage ratio will be high because more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts, which are a percentage of the market value of the collateral pledged, required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower because our lenders will lend less against the value of the capital deployed to the pass-through Agency RMBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

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

•
Liquidity — We seek to maintain adequate cash and unencumbered securities relative to our repurchase agreement borrowings to ensure we can meet any price or prepayment related margin calls from our lenders. To the extent we feel price or prepayment related margin calls will be higher/lower, we will typically allocate less/more capital to the pass-through Agency RMBS portfolio. Our pass-through Agency RMBS portfolio likely will be our only source of price or prepayment related margin calls because we generally will not apply leverage to our structured Agency RMBS portfolio. From time to time we may pledge a portion of our structured securities and retain the cash derived so it can be used to enhance our liquidity.

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

Agency RMBS Backed by Fixed-Rate Mortgages. As interest rates rise, our borrowing costs increase; however, the income on our Agency RMBS backed by fixed-rate mortgages remains unchanged. Subject to qualifying and maintaining our qualification as a REIT, we may seek to limit increases to our borrowing costs through the use of interest rate swap or cap agreements, options, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to economically convert our floating-rate borrowings into fixed-rate borrowings.

Agency RMBS Backed by Hybrid ARMs. During the fixed-rate period of our Agency RMBS backed by hybrid ARMs, the security is similar to Agency RMBS backed by fixed-rate mortgages. During this period, subject to qualifying and maintaining our qualification as a REIT, we may employ the same hedging strategy that we employ for our Agency RMBS backed by fixed-rate mortgages. Once our Agency RMBS backed by hybrid ARMs convert to floating rate securities, we may employ the same hedging strategy as we employ for our Agency RMBS backed by ARMs.

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Treasury Note (“T-Note”) and Eurodollar futures contracts, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivatives in the future.

A futures contract is a legally binding agreement to buy or sell a financial instrument in a designated future month at a price agreed upon at the initiation of the contract by the buyer and seller.  A futures contract differs from an option in that an option gives one of the counterparties a right, but not the obligation, to buy or sell, while a futures contract represents an obligation of both counterparties to buy or sell a financial instrument at a specified price.

We engage in interest rate swaps as a means of managing our interest rate risk on forecasted interest expense associated with repurchase agreement borrowings for the term of the swap contract.  An interest rate swap is a contractual agreement entered into by two counterparties, under which each agrees to make periodic interest payments to the other (one pays a fixed rate of interest, while the other pays a floating rate of interest) for an agreed period of time based upon a notional amount of principal.

Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. We may enter into swaption agreements that provide us the option to enter into a pay fixed rate interest rate swap ("payer swaptions"), or swaption agreements that provide us the option to enter into a receive fixed interest rate swap ("receiver swaptions").

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

We treat whole-pool pass-through Agency RMBS as qualifying real estate assets based on no-action letters issued by the staff of the SEC. In August 2011, the SEC, through a concept release, requested comments on interpretations of Section 3(c)(5)(C). To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption. Our Manager manages our pass-through Agency RMBS portfolio such that we have sufficient whole-pool pass-through Agency RMBS to ensure we maintain our exemption from registration under the Investment Company Act. At present, we generally do not expect that our investments in structured Agency RMBS will constitute qualifying real estate assets, but will constitute real estate-related assets for purposes of the Investment Company Act.

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

Distributions

To maintain our qualification as a REIT, we must distribute substantially all of our REIT taxable income (as defined in the Code) to our stockholders for each year.  We plan to continue to declare and pay regular monthly dividends to our stockholders.

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

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency RMBS. If long-term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, the U.S. and many countries in Europe have experienced inverted yield curves. Given the volatile nature of the U.S. economy and the Fed’s recent increase and probable future increases in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency RMBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

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

We cannot predict the impact, if any, on our earnings or cash available for distributions to our stockholders of the proposed revisions of the Federal Housing Finance Agency (“FHFA”) to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of these entities.

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

Commencing June 3, 2019, Freddie Mac and Fannie Mae will commence use of a common, single mortgage-backed security, which will be known as the Uniform Mortgage-Backed Security (“UMBS”).  Once implemented, Fannie Mae and Freddie Mac pools will be eligible for conversion into UMBS pools. The conversion is not mandatory, and some pools will likely not be converted. UMBS is intended to enhance liquidity in the TBA market as the two GSE’s floats are combined, eliminate or reduce the market pricing subsidy that Freddie Mac currently provides to lenders to pool their loans with Freddie Mac instead of Fannie Mae, and pave the way for future GSE reform by allowing new entrants to enter the MBS guarantee market. However, there are risks associated with the implementation of the UMBS as well.

 The current float of Gold Participation Certificates (“Gold PCs”) issued by Freddie Mac is materially smaller than the float of Fannie Mae securities.  To the extent Gold PCs are converted into UMBS, the float would contract further. A further decline could impact the liquidity of Gold PCs not converted into UMBS.  Secondly, the TBA deliverable could deteriorate as the Fannie Mae and Freddie Mac pools with the worst prepayment characteristics are delivered into new TBA securities, concentrating the poorest pools into the TBA deliverable, which would negatively impact their performance.  To the extent investors recognize the relative performance of Fannie Mae or Freddie Mac pools over the other, they may stipulate that they only wish to be delivered TBA securities with pools from the better performing GSE.  By bifurcating the TBA deliverable, liquidity in the TBA market could be negatively impacted.

   The second principle of the October 2012 white paper is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with housing finance reform progress that encourages and accommodates increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes the challenges faced in these formative stages which may or may not be surmountable, such as the absence of meaningful secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae. In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations for announcing a framework for the development of a policy for comprehensive housing finance reform soon. At this time, however, no decisions have been made on any reform plan. As a result, it is uncertain if the proposals will be enacted, what exactly will be enacted, and how they will be enacted.  As a result, we cannot be certain what the effects of the enactment will have on our book value, earnings or cash available for distribution to stockholders.

Purchases and sales of Agency RMBS by the Fed may adversely affect the price and return associated with Agency RMBS.

The Fed owned approximately $1.6 trillion of Agency RMBS as of December 31, 2018. The Fed's former policy was to reinvest principal payments from its holdings of Agency RMBS into new Agency RMBS purchases. During its meeting in September 2017, the FOMC directed the Open Market Trading Desk (the "Desk") at the Fed Bank of New York to initiate, in October 2017, the program to gradually reduce the reinvestment of principal payments from the Fed’s securities holdings. Specifically, the FOMC directed the Desk to reinvest each month’s principal payments from Treasury securities, agency debt, and Agency RMBS only to the extent that such payments exceed gradually rising caps. The Fed also announced at the September 2017 meeting that it would be reducing its holdings of U.S. Treasury bonds and mortgage-backed securities, starting in October 2017. These steps have been referred to as the Fed’s “balance sheet normalization.” Fed Chairman Jerome Powell made statements following the January 2019 meeting that the Fed is evaluating the appropriate timing for the end of the Fed’s balance sheet normalization and will finalize its plan to do so at a later meeting. In its January 30, 2019 release, the Fed said that the FOMC is prepared to adjust any of the details for completing balance sheet normalization in light of economic and financial developments.

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
•
the amount of gross income that a REIT may earn from hedging transactions, other than hedging transactions that satisfy certain requirements of the Code, is limited by the U.S. federal income tax provisions governing REITs;

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

To the extent that our hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities, there may not be requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, exchange and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if any of these issues causes a counterparty to fail to perform under a derivative agreement we could incur a significant loss.

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

We may utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the particular Agency RMBS to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a "dollar roll." The Agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest income earned from carrying the underlying Agency RMBS over the roll period (interest income less implied financing cost). Consequently, dollar roll transactions and such forward purchases of Agency RMBS represent a form of off-balance sheet financing and increase our "at risk" leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Additionally, sales of some or all of the Fed's holdings of Agency RMBS, or declines in purchases of Agency RMBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts. Further, our clearing and custody agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions and adversely affect our financial condition and results of operations.

Our forward settling transactions, including TBA transactions, subject us to certain risks, including price risks and counterparty risks.

We purchase some of our Agency RMBS through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) a TBA, or to-be-issued, Agency RMBS with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the trade date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency RMBS at the settlement date. If any of these risks were to occur, our financial condition and results of operations may be materially adversely affected.

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

The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third party service providers. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber-incident include operational interruption and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our focus on mitigating the risk of a cyber-incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

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

The Basel III standards and other supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. U.S. regulators have elected to implement substantially all of the Basel III standards. These new standards, including the Supplementary Leverage Ratio imposed by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, require banks to hold more capital, predominantly in the form of common equity, than under the prior capital framework. These increased bank capital requirements may constrain our ability to obtain attractive future financings and increase the cost of such financings if they are obtained.

U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards that impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations.

The development of alternative reference rates is complex.  In the United States, a committee was formed in 2014 to study the process and come up with an alternative reference rate. The Alternative Reference Rate Committee (the “ARRC”) selected the Secured Overnight Financing Rate (“SOFR”), an overnight secured U.S. Treasury repo rate as the new rate and adopted a Paced Transition Plan (“PTP”), which provides a framework for the transition from USD LIBOR to SOFR. SOFR is published daily at 8:00 a.m. EST by the NY Federal Reserve Bank for the previous business day’s trades. However, since SOFR is an overnight rate and many forms of loans or instruments used for hedging have much longer terms, there is a need for a term structure for the new reference rate. Various central banks, including the Fed, as well as the ARRC are in the process of developing term rates to support cash markets that currently use LIBOR. Examples of the cash market would be floating rate notes, syndicated and bilateral corporate loans, securitizations, secured funding transactions and various mortgage and consumer loans – including many of the securities the Company owns from time to time such as IIOs.  The Company also uses derivative securities tied to LIBOR to hedge its funding costs.  Development of term rates for derivatives is being conducted by the International Swaps and Derivatives Association (“ISDA”).  However, ARRC and ISDA may utilize different mechanisms to develop term rates which may cause potential mismatches between cash products or assets of the Company and hedge instruments.  The process for determining term rates by both ARRC and ISDA is not finalized at this time.

More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

Our Manager is responsible for making all of our investments. We do not have any employees, and we are completely reliant on our Manager to provide us with investment advisory services. Each of our and our Manager’s officers is an employee of Bimini and none of them will devote their time to us exclusively. Each of Messrs. Cauley and Haas, who are the members of our Manager’s investment committee, is an officer of Bimini and has significant responsibilities to Bimini. Due to the fact that each of our officers is responsible for providing services to Bimini, they may not devote sufficient time to the management of our business operations. At times when there are turbulent conditions in the mortgage markets or distress in the credit markets or other times when we will need focused support and assistance from our executive officers and our Manager, Bimini and its affiliates will likewise require greater focus and attention from them. In such situations, we may not receive the level of support and assistance that we otherwise would likely have received if we were internally managed or if such executives were not otherwise committed to provide support to Bimini.

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

We are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Because we do not have any employees or separate facilities, we are reliant on our Manager to provide us with the personnel, services and resources necessary to carry out our day-to-day operations. Our management agreement does not require our Manager to dedicate specific personnel to our operations or a specific amount of time to our business. Additionally, because we are affiliated with Bimini, we may be negatively impacted by an event or factors that negatively impacts or could negatively impact Bimini’s business or financial condition.

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

As of February 22, 2019, Bimini owned approximately 3.1% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

Our Manager is entitled to receive a management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. Our Manager’s entitlement to substantial non-performance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We intend to continue to make monthly distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions might be harmed by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition, maintaining our qualification as a REIT and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future. To the extent that we decide to pay distributions from the proceeds of a securities offering, such distributions would generally be considered a return of capital for U.S. federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2012 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2012 Equity Incentive Plan of 4,000,000 shares of common stock. As of February 22, 2019, Bimini owns 1,520,036 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

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

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (in some cases the fund’s directors) to be regulated as “commodity pool operators” (“CPOs”). Under new rules adopted by the U.S. Commodity Futures Trading Commission (the “CFTC”), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association (the “NFA”). Registration requires compliance with the CFTC’s regulations and the NFA’s rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC’s Division of Swap Dealer and Intermediary Oversight issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

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

Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders, including business combination provisions, supermajority vote and cause requirements for removal of directors, provisions that vacancies on our Board of Directors may be filled only by the remaining directors for the full term of the directorship in which the vacancy occurred, the power of our Board of Directors to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock, to cause us to issue additional shares of stock of any class or series and to fix the terms of one or more classes or series of stock without stockholder approval, the restrictions on ownership and transfer of our stock and advance notice requirements for director nominations and stockholder proposals.

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

This summary of certain tax risks is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the U.S. federal income tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. We strongly urge you to seek advice based on your particular circumstances from your tax advisor concerning the effects of U.S. federal, state and local income tax law on an investment in common stock and on your individual tax situation.

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

If Bimini failed to qualify as a REIT in its 2009 through 2013 taxable years, we may be prevented from electing to qualify as a REIT until 2018 under applicable Treasury Regulations.

We were formed by Bimini in August 2010. We believe that from the time of our formation until the closing of the public offering of our common stock, we were a “qualified REIT subsidiary” of Bimini. However, under applicable Treasury Regulations, if Bimini failed to qualify as a REIT in its 2009 through 2013 taxable years, unless Bimini’s failure to qualify as a REIT was subject to relief under U.S. federal tax laws, and the Internal Revenue Service (the “IRS”) did not adhere to the customary three year statute of limitations for corporate audits, we may be prevented from electing to qualify as a REIT prior to the 2018 tax year.

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

Our taxable income may be substantially different than our net income as determined based on generally accepted accounting principles in the United States (“GAAP”), because, for example, realized capital losses will be deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, unrealized portfolio gains and losses are included in GAAP net income, but are not included in REIT taxable income.  Also, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our stock or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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

Moreover, even if we are advised by counsel that forward settling contracts should be treated as qualifying assets or that income and gains from dispositions of forward settling contracts should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our forward settling contracts together with our other non-qualifying assets for the 75% asset test, exceeded 25% of our total gross assets at the end of any calendar quarter, (ii) the value of our forward settling contracts, including TBAs, issued by any one issuer exceeded 5% of our total assets at the end of any calendar quarter, or (iii) our income and gains from the disposition of forward settling contracts together with our other non-qualifying income for the 75% gross income test exceeded 25% of our gross income for any taxable year.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

We may pay taxable dividends in cash and our common stock, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may make taxable dividends that are payable partly in cash and partly in our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive. If a U.S. stockholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we pay dividends in our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is lower than ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”), REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top U.S. federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduced the limit for individual’s mortgage interest expense to interest on $750,000 of mortgages and disallowed the deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.

Prospective stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.

We currently do not intend to enter into any transactions that could result in all, or a portion, of our assets being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future, we will be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as “excess inclusion income,” that is allocable to the percentage of our stock held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans, charitable remainder trusts and government entities). In that case, under our charter, we will reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholder’s ownership.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE under the symbol “ORC.”  As of February 7, 2019, we had 48,662,448 shares of common stock issued and outstanding which were held by 15 stockholders of record and 20,410 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

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

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer group (composed of AGNC Investment Corp., Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Armour Residential REIT, Inc. and Capstead Mortgage Corporation) for the period beginning December 31, 2013, and ending December 31, 2018, assuming the investment of $100 on December 31, 2013 and the reinvestment of dividends.  The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed.  The historical information set forth below is not necessarily indicative of future performance.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Orchid Island Capital, Inc.	100.00	118.17	106.60	136.67	138.22	110.12
Agency REIT Peer Group(1)	100.00	123.81	110.38	138.06	163.97	142.95
NAREIT Mortgage REIT TRR Index	100.00	117.88	107.42	131.96	158.08	154.09
S&P 500 Total Return Index	100.00	113.69	115.26	129.05	157.22	150.33

(1)
CYS Investments, Inc. was removed from the Agency REIT Peer Group as a result of its acquisition by Two Harbors Investment Corp. pursuant to that certain Agreement and Plan of Merger, dated as of April 25, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2019 annual meeting of stockholders.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2018.

Issuer Purchases of Equity Securities

The table below presents share repurchase activity for the three months ended December 31, 2018.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
October	150,000	$6.61	150,000	4,087,738
November	1,017,116	6.60	1,017,116	3,070,622
December	1,745,121	6.33	1,743,445	1,327,177
Totals / Weighted Average	2,912,237	$6.44	2,910,561	1,327,177

(1)
Includes shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment-related awards under equity incentive plans.

(2)
On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock. Unless modified or revoked by the Board, the authorization does not expire.

The Company did not have any unregistered sales of its equity securities during the three months ended December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the five years ended December 31, 2018. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share data)
	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Mortgage-backed securities	$3,014,503	$3,744,811	$3,022,174	$2,158,010	$1,549,171
Total assets	$3,395,631	$4,023,343	$3,138,694	$2,241,837	$1,657,808
Borrowings	$3,025,052	$3,533,786	$2,793,705	$1,986,313	$1,436,651
Total liabilities	$3,059,552	$3,561,132	$2,805,915	$1,988,582	$1,439,730
Total stockholders' equity	$336,079	$462,211	$332,779	$253,255	$218,078
Book value per share of common stock	$6.84	$8.71	$10.10	$11.64	$13.06

	Year Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data
Interest income	$154,581	$145,962	$87,127	$68,811	$31,804
Interest expense	(70,360)	(41,671)	(15,604)	(7,271)	(3,031)
Net interest income	84,221	104,291	71,523	61,540	28,773
(Losses) gains	(116,646)	(91,118)	(60,451)	(52,575)	234
Expenses	11,962	11,166	9,093	7,894	4,488
Net (loss) income	$(44,387)	$2,007	$1,979	$1,071	$24,519

Weighted average shares outstanding	52,198,175	41,062,039	24,099,714	20,266,706	9,890,058
Basic and diluted net (loss) income per share	$(0.85)	$0.05	$0.08	$0.05	$2.48
Dividends declared per share	$1.07	$1.68	$1.68	$1.92	$2.16

Other Data (unaudited)
Average RMBS(1)	$3,582,249	$3,578,419	$2,322,973	$1,955,673	$937,373
Average borrowings(1)	$3,417,589	$3,300,722	$2,172,106	$1,782,086	$892,132
Average stockholders' equity(1)	$407,775	$391,071	$267,719	$251,607	$134,327
Leverage ratio (at period end)(2)	9.1:1	7.7:1	8.4:1	7.9:1	6.6:1
Average yield on RMBS(3)	4.32%	4.08%	3.75%	3.52%	3.39%
Average cost of funds(3)	2.06%	1.26%	0.72%	0.41%	0.34%
Average economic cost of funds(4)	2.14%	1.70%	1.17%	0.58%	0.36%
Average interest rate spread(5)	2.26%	2.82%	3.03%	3.11%	3.05%
Average economic interest rate spread(6)	2.18%	2.38%	2.58%	2.94%	3.03%

(1)	Average RMBS, borrowings and stockholders’ equity balances are calculated as the average of the quarterly averages.
(2)	The leverage ratio is calculated by dividing total ending liabilities by ending stockholders’ equity.
(3)	Portfolio yields and costs of funds are calculated based on the average balances of the underlying investment portfolio/borrowing balances and are annualized for the quarterly periods presented.
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

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS (“PT RMBS”) and (ii) structured Agency RMBS, such as collateralized mortgage obligations (“CMOs”), interest-only securities (“IOs”), inverse interest-only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013.  We are externally managed by Bimini Advisors, a registered investment adviser with the Securities and Exchange Commission (the “SEC”).

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

Capital Raising Activities

On July 29, 2016, we entered into an equity distribution agreement (the “July 2016 Equity Distribution Agreement”) with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  We issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate gross proceeds of $110.0 million, and net proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination.

On February 23, 2017, we entered into another equity distribution agreement, as amended and restated on May 10, 2017 (the “May 2017 Equity Distribution Agreement”), with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into another equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through December 31, 2018, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees. However, we did not issue any shares under the August 2017 Equity Distribution Agreement during the year ended December 31, 2018.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company’s common stock. This stock repurchase program has no termination date.

From the inception of the stock repurchase program through December 31, 2018, the Company repurchased a total of 5,195,645 shares at an aggregate cost of approximately $37.3 million, including commissions and fees, for a weighted average price of $7.17 per share. During the year ended December 31, 2018, the Company repurchased a total of 3,979,402 shares at an aggregate cost of approximately $26.4 million, including commissions and fees, for a weighted average price of $6.64 per share. No shares were repurchased during the year ended December 31, 2017. Subsequent to December 31, 2018, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. The remaining authorization under the repurchase program, as of December 31, 2018, and inclusive of the share repurchases through February 22, 2019, is 1,327,177 shares and 857,202 shares, respectively.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for, and supply of, investments in Agency RMBS;
•	actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the “Fed”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency RMBS and credit trends insofar as they affect prepayment rates; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company’s results of operations for the years ended December 31, 2018, as compared to the Company’s results of operations for the years ended December 31, 2017 and 2016.

Net (Loss) Income Summary

Net loss for the year ended December 31, 2018 was $44.4 million, or $0.85 per share. Net income for the year ended December 31, 2017 was $2.0 million, or $0.05 per share. Net income for the year ended December 31, 2016 was $2.0 million, or $0.08 per share. The components of net (loss) income for the years ended December 31, 2018, 2017 and 2016 are presented in the table below:

(in thousands)
	2018	2017	2016
Interest income	$154,581	$145,962	$87,127
Interest expense	(70,360)	(41,671)	(15,604)
Net interest income	84,221	104,291	71,523
(Losses) gains on RMBS and derivative contracts	(116,646)	(91,118)	(60,451)
Net portfolio (loss) income	(32,425)	13,173	11,072
Expenses	(11,962)	(11,166)	(9,093)
Net (loss) income	$(44,387)	$2,007	$1,979

GAAP and Non-GAAP Reconciliations

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including “Net Earnings Excluding Realized and Unrealized Gains and Losses”, “Economic Interest Expense” and “Economic Net Interest Income.”

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
December 31, 2018	$(26,397)	$(40,707)	$14,310	$(0.52)	$(0.80)	$0.28
September 30, 2018	(2,959)	(20,150)	17,191	(0.06)	(0.39)	0.33
June 30, 2018	1,346	(17,734)	19,080	0.03	(0.34)	0.37
March 31, 2018	(16,377)	(38,055)	21,678	(0.31)	(0.72)	0.41
December 31, 2017	(5,982)	(29,541)	23,559	(0.12)	(0.61)	0.49
September 30, 2017	15,183	(8,254)	23,437	0.33	(0.18)	0.51
June 30, 2017	(9,643)	(32,597)	22,954	(0.26)	(0.88)	0.62
March 31, 2017	2,449	(20,726)	23,175	0.07	(0.63)	0.70
December 31, 2016	(20,419)	(38,003)	17,584	(0.72)	(1.33)	0.61
September 30, 2016	20,526	4,418	16,108	0.85	0.18	0.67
June 30, 2016	6,463	(7,319)	13,782	0.29	(0.33)	0.62
March 31, 2016	(4,591)	(19,561)	14,970	(0.21)	(0.90)	0.69
Years Ended
December 31, 2018	$(44,387)	$(116,646)	$72,259	$(0.85)	$(2.23)	$1.38
December 31, 2017	2,007	(91,118)	93,125	0.05	(2.22)	2.27
December 31, 2016	1,979	(60,465)	62,444	0.08	(2.51)	2.59

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note (“T-Note”) futures contracts, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

We have not elected to designate our derivative holdings for hedge accounting treatment under FASB ASC Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Eurodollar and U.S. Treasury futures, swaps and swaptions,  that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2018, 2017 and 2016 and each quarter during 2018, 2017 and 2016.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2018	$(45,235)	$(8,737)	$784	$(37,282)
September 30, 2018	12,693	3,293	272	9,128
June 30, 2018	14,859	1,564	(852)	14,147
March 31, 2018	41,994	8,407	(3,011)	36,598
December 31, 2017	13,982	(2,094)	(3,763)	19,839
September 30, 2017	(5,470)	(1,459)	(3,761)	(250)
June 30, 2017	(19,442)	(2,384)	(3,654)	(13,404)
March 31, 2017	(4,419)	-	(3,193)	(1,226)
December 31, 2016	23,207	(133)	(2,967)	26,307
September 30, 2016	6,587	(474)	(2,660)	9,721
June 30, 2016	(11,591)	(786)	(2,210)	(8,595)
March 31, 2016	(27,590)	(1,125)	(1,933)	(24,532)
Years Ended
December 31, 2018	$24,311	$4,527	$(2,807)	$22,591
December 31, 2017	(15,349)	(5,937)	(14,371)	4,959
December 31, 2016	(9,387)	(2,518)	(9,770)	2,901

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2018	$37,002	$19,739	$784	$18,955	$17,263	$18,047
September 30, 2018	39,054	18,893	272	18,621	20,161	20,433
June 30, 2018	38,590	16,579	(852)	17,431	22,011	21,159
March 31, 2018	39,935	15,149	(3,011)	18,160	24,786	21,775
December 31, 2017	40,098	13,555	(3,763)	17,318	26,543	22,780
September 30, 2017	38,974	12,638	(3,761)	16,399	26,336	22,575
June 30, 2017	34,579	8,763	(3,654)	12,417	25,816	22,162
March 31, 2017	32,311	6,715	(3,193)	9,908	25,596	22,403
December 31, 2016	25,068	4,976	(2,967)	7,943	20,092	17,125
September 30, 2016	22,358	3,979	(2,660)	6,639	18,379	15,719
June 30, 2016	19,235	3,330	(2,210)	5,540	15,905	13,695
March 31, 2016	20,466	3,319	(1,933)	5,252	17,147	15,214
Years Ended
December 31, 2018	$154,581	$70,360	$(2,807)	$73,167	$84,221	$81,414
December 31, 2017	145,962	41,671	(14,371)	56,042	104,291	89,920
December 31, 2016	87,127	15,604	(9,770)	25,374	71,523	61,753

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2018, we generated $84.2 million of net interest income, consisting of $154.6 million of interest income from RMBS assets offset by $70.4 million of interest expense on borrowings.  For the comparable period ended December 31, 2017, we generated $104.3 million of net interest income, consisting of $146.0 million of interest income from RMBS assets offset by $41.7 million of interest expense on borrowings.   The $8.6 million increase in interest income was driven by a 24 basis point ("bps") increase in yield on average RMBS as the average RMBS held was essentially the same as the year ended December 31, 2017.  The $28.7 million increase in interest expense for the year ended December 31, 2018  was driven by a $116.9 million increase in average borrowings and, more significantly, a 80 bps increase in the average cost of funds. The increase in average borrowings reflects slightly higher leverage employed for the period.

For the year ended December 31, 2016, we generated $71.5 million of net interest income, consisting of $87.1 million of interest income from RMBS assets offset by $15.6 million of interest expense on borrowings. The $58.8 million increase in interest income and $26.1 million increase in interest expense for the year ended December 31, 2017 primarily reflects the growth of our portfolio due to our net capital raising activities, combined with increased yields earned on our portfolio and increased costs and amounts of our borrowings.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2018, 2017 and 2016 was $73.2 million, $56.0 million and $25.4 million, respectively, resulting in $81.4 million, $89.9 million and $61.8 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2018	$3,264,230	$37,002	4.53%	$3,173,428	$19,739	$18,955	2.49%	2.39%
September 30, 2018	3,601,776	39,054	4.34%	3,385,829	18,893	$18,621	2.23%	2.20%
June 30, 2018	3,717,690	38,590	4.15%	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,745,298	39,935	4.27%	3,576,533	15,149	18,160	1.69%	2.03%
December 31, 2017	3,837,575	40,098	4.18%	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,834,083	38,974	4.07%	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,499,922	34,579	3.95%	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	3,142,095	32,311	4.11%	2,922,157	6,715	9,908	0.92%	1.36%
December 31, 2016	2,761,836	25,068	3.63%	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,362,377	22,358	3.79%	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,100,151	19,235	3.66%	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	2,067,527	20,466	3.96%	1,962,901	3,319	5,252	0.68%	1.07%
Years Ended
December 31, 2018	$3,582,249	$154,581	4.32%	$3,417,589	$70,360	$73,167	2.06%	2.14%
December 31, 2017	3,578,419	145,962	4.08%	3,300,722	41,670	56,041	1.26%	1.70%
December 31, 2016	2,322,973	87,127	3.75%	2,172,106	15,602	25,374	0.72%	1.17%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2018	$17,263	$18,047	2.04%	2.14%
September 30, 2018	20,161	20,433	2.11%	2.14%
June 30, 2018	22,011	21,159	2.27%	2.18%
March 31, 2018	24,786	21,775	2.58%	2.24%
December 31, 2017	26,543	22,780	2.68%	2.27%
September 30, 2017	26,336	22,575	2.62%	2.19%
June 30, 2017	25,816	22,162	2.84%	2.38%
March 31, 2017	25,596	22,403	3.19%	2.75%
December 31, 2016	20,092	17,125	2.85%	2.38%
September 30, 2016	18,379	15,719	3.06%	2.57%
June 30, 2016	15,905	13,695	2.99%	2.55%
March 31, 2016	17,146	15,214	3.28%	2.89%
Years Ended
December 31, 2018	$84,221	$81,414	2.26%	2.18%
December 31, 2017	104,291	89,920	2.82%	2.38%
December 31, 2016	71,522	61,753	3.03%	2.58%
(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 53-54 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 54 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Income and Average Asset Yield

Our interest income for the years ended December 31, 2018 and 2017 was $154.6 million and $146.0 million, respectively.  We had average RMBS holdings of $3,582.2 million and $3,578.4 million for the years ended December 31, 2018 and 2017, respectively.  The yield on our portfolio was 4.32% and 4.08% for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018 as compared to the year ended December 31, 2017, there was a $8.6 million increase in interest income due to a $3.8 million increase in average RMBS, combined with a 24 bps increase in the yield on average RMBS.  Interest rates were generally higher in 2018 than in 2017.  This pertains not only to yields on U.S. Treasury notes and bonds, but also yields on Agency RMBS as well.

For the year ended December 31, 2016, we had interest income of $87.1 million and average RMBS holdings of $2,323.0 million, resulting in a yield on our portfolio of 3.75%.  For the year ended December 31, 2017, as compared to the year ended December 31, 2016, there was a $58.8 million increase in interest income due to a $1,255.4 million increase in average RMBS, combined with a 33 bps increase in the yield on average RMBS.  The increase in average RMBS during the year ended December 31, 2017 reflects the deployment of the proceeds of our net capital raising activities, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for the years ended December 31, 2018, 2017 and 2016 and for each quarter during 2018, 2017 and 2016.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2018	$3,126,639	$137,591	$3,264,230	$34,649	$2,353	$37,002	4.43%	6.84%	4.53%
September 30, 2018	3,463,325	138,451	3,601,776	36,716	2,338	39,054	4.24%	6.76%	4.34%
June 30, 2018	3,572,540	145,150	3,717,690	36,273	2,317	38,590	4.06%	6.38%	4.15%
March 31, 2018	3,610,527	134,771	3,745,298	38,725	1,210	39,935	4.29%	3.59%	4.27%
December 31, 2017	3,704,163	133,412	3,837,575	38,927	1,171	40,098	4.20%	3.51%	4.18%
September 30, 2017	3,687,533	146,550	3,834,083	38,476	498	38,974	4.17%	1.36%	4.07%
June 30, 2017	3,349,042	150,880	3,499,922	32,479	2,100	34,579	3.88%	5.57%	3.95%
March 31, 2017	2,990,937	151,158	3,142,095	29,772	2,539	32,311	3.98%	6.72%	4.11%
December 31, 2016	2,628,967	132,869	2,761,836	23,647	1,421	25,068	3.60%	4.28%	3.63%
September 30, 2016	2,257,480	104,897	2,362,377	21,898	460	22,358	3.88%	1.75%	3.79%
June 30, 2016	2,006,392	93,759	2,100,151	19,072	163	19,235	3.80%	0.70%	3.66%
March 31, 2016	1,968,690	98,837	2,067,527	19,682	784	20,466	4.00%	3.17%	3.96%
Years Ended
December 31, 2018	$3,443,258	$138,991	$3,582,249	$146,363	$8,218	$154,581	4.25%	5.91%	4.32%
December 31, 2017	3,432,919	145,500	3,578,419	139,654	6,308	145,962	4.07%	4.34%	4.08%
December 31, 2016	2,215,382	107,591	2,322,973	84,299	2,828	87,127	3.81%	2.63%	3.75%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,417.6 million and $3,300.7 million and total interest expense of $70.4 million and $41.7 million for the years ended December 31, 2018 and 2017, respectively. Our average cost of funds was 2.06% for the year ended December 31, 2018, compared to 1.26% for the comparable period in 2017.  There was a $116.9 million increase in average outstanding borrowings during the year ended December 31, 2018 as compared to the year ended December 31, 2017.  The higher cost of funds for the year ended December 31, 2018, compared to the same period in 2017, reflects the higher short-term rates as presented in the table below.  The increase in average outstanding borrowings reflects the higher amounts of borrowings relative to the size of our portfolio in the current period.

For the year ended December 31, 2016, we had average borrowings of $2,172.1 million and total interest expense of $15.6 million, resulting in an average cost of funds of 0.72%.  There was a 54 bps increase in the average cost of funds and an $1,128.6 million increase in average outstanding borrowings during the year ended December 31, 2017 as compared to the year ended December 31, 2016.  The increase in average outstanding borrowings, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of our net capital raising activities.

Our economic interest expense was $73.2 million, $56.0 million and $25.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. There was a 44 bps increase in the average economic cost of funds to 2.14% for the year ended December 31, 2018 from 1.70% for the year ended December 31, 2017.  The reason for the increase in economic cost of funds is primarily due to the slight increases in our average outstanding borrowings and the higher cost of our borrowings noted above. There was a 53 bps increase in the average economic cost of funds to 1.70% for the year ended December 31, 2017 from 1.17% for the year ended December 31, 2016.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 10 bps above average one-month LIBOR and 25 bps below average six-month LIBOR for the quarter ended December 31, 2018.  Our average economic cost of funds was equal to average one-month LIBOR and 35 bps below average six-month LIBOR for the quarter ended December 31, 2018. The average term to maturity of the outstanding repurchase agreements was 31 days and 52 days at December 31, 2018 and 2017, respectively.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2018	$3,173,428	$19,739	$18,955	2.49%	2.39%
September 30, 2018	3,385,829	18,893	18,621	2.23%	2.20%
June 30, 2018	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,576,533	15,149	18,160	1.69%	2.03%
December 31, 2017	3,621,931	13,555	17,318	1.50%	1.91%
September 30, 2017	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	2,922,157	6,715	9,908	0.92%	1.36%
December 31, 2016	2,545,901	4,974	7,943	0.78%	1.25%
September 30, 2016	2,179,462	3,979	6,639	0.73%	1.22%
June 30, 2016	2,000,158	3,330	5,540	0.67%	1.11%
March 31, 2016	1,962,901	3,319	5,252	0.68%	1.07%
Years Ended
December 31, 2018	$3,417,589	$70,360	$73,167	2.06%	2.14%
December 31, 2017	3,300,722	41,671	56,042	1.26%	1.70%
December 31, 2016	2,172,106	15,602	25,374	0.72%	1.17%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
December 31, 2018	2.39%	2.74%	0.10%	(0.25)%	0.00%	(0.35)%
September 30, 2018	2.17%	2.55%	0.06%	(0.32)%	0.03%	(0.35)%
June 30, 2018	1.99%	2.48%	(0.11)%	(0.60)%	(0.02)%	(0.51)%
March 31, 2018	1.69%	2.11%	0.00%	(0.42)%	0.34%	(0.08)%
December 31, 2017	1.36%	1.62%	0.14%	(0.12)%	0.55%	0.29%
September 30, 2017	1.20%	1.45%	0.25%	(0.00)%	0.68%	0.43%
June 30, 2017	1.05%	1.43%	0.06%	(0.32)%	0.52%	0.14%
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%
December 31, 2016	0.62%	1.28%	0.16%	(0.50)%	0.63%	(0.03)%
September 30, 2016	0.49%	1.09%	0.24%	(0.36)%	0.73%	0.13%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.67%	0.19%
March 31, 2016	0.40%	0.84%	0.28%	(0.16)%	0.67%	0.23%
Years Ended
December 31, 2018	2.06%	2.47%	0.00%	(0.41)%	0.08%	(0.33)%
December 31, 2017	1.11%	1.47%	0.15%	(0.21)%	0.59%	0.23%
December 31, 2016	0.49%	1.03%	0.23%	(0.31)%	0.68%	0.14%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2018, 2017 and 2016.

(in thousands)
	2018	2017	2016
Realized losses on sales of RMBS	$(30,289)	$(7,788)	$3,071
Unrealized losses on RMBS	(110,668)	(67,981)	(54,149)
Total losses on RMBS	(140,957)	(75,769)	(51,078)
Gains (losses) on interest rate futures	12,677	(13,665)	(16,408)
Gains on interest rate swaps	8,609	3,216	9,503
Gains on receiver swaptions	105	-	36
(Losses) gains on payer swaptions	(1,607)	1,038	-
Gains (losses) on TBA securities	4,527	(5,938)	(2,518)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the years ended December 31, 2018, 2017 and 2016, the Company received proceeds of $3,885.8 million, $5,335.6 million and $2,002.8 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2018, 2017 and 2016.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $12.0 million, $11.2 million and $9.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The table below provides a breakdown of operating expenses for the years ended December 31, 2018, 2017 and 2016.

(in thousands)
	2018	2017	2016
Management fees	$6,204	$5,855	$4,188
Overhead allocation	1,567	1,576	1,300
Accrued incentive compensation	407	640	806
Directors fees and liability insurance	968	949	1,007
Audit, legal and other professional fees	851	706	871
Direct REIT operating expenses	1,631	1,124	652
Other administrative	334	316	269
Total expenses	$11,962	$11,166	$9,093

We are externally managed and advised by Bimini Advisors, LLC (the “Manager”) pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2020 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2018	$3,264,230	$395,911	$1,404	$434	$1,838
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093
December 31, 2017	3,837,575	459,322	1,625	408	2,033
September 30, 2017	3,834,083	441,193	1,528	412	1,940
June 30, 2017	3,499,922	406,395	1,400	388	1,788
March 31, 2017	3,142,095	371,691	1,302	368	1,670
December 31, 2016	2,761,836	341,236	1,220	338	1,558
September 30, 2016	2,362,377	280,421	1,052	336	1,388
June 30, 2016	2,100,151	251,648	945	329	1,274
March 31, 2016	2,067,527	266,806	971	298	1,269
December 31, 2018	$3,582,249	$446,615	$6,204	$1,567	$7,771
December 31, 2017	3,578,419	419,650	5,855	1,576	7,431
December 31, 2016	2,322,973	285,028	4,188	1,301	5,489

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2018, our RMBS portfolio consisted of $3,014.5 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.06%.  During the year ended December 31, 2018, we received principal repayments of $373.9 million compared to $365.2 million for the year ended December 31, 2017.  The average prepayment speeds for the quarters ended December 31, 2018 and 2017 were 7.2% and 9.1%, respectively.

The following table presents the 3-month constant prepayment rate (“CPR”) experienced on our structured and PT RMBS sub-portfolios, on an annualized basis, for the quarterly periods presented. CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2018	6.7	9.0	7.2
September 30, 2018	7.5	11.5	8.6
June 30, 2018	8.7	11.8	9.8
March 31, 2018	6.5	11.6	7.7
December 31, 2017	7.0	13.6	9.1
September 30, 2017	8.3	14.9	10.3
June 30, 2017	7.0	12.7	9.5
March 31, 2017	7.5	14.3	9.9

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of December 31, 2018 and 2017:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2018
Adjustable Rate RMBS	$1,437	0.0%	4.75%	190	1-Sep-35	4.51	10.04%	2.76%
Fixed Rate RMBS	2,130,974	70.7%	4.28%	275	1-Nov-48	NA	NA	NA
Fixed Rate CMOs	741,926	24.6%	4.27%	348	15-Oct-44	NA	NA	NA
Total Mortgage-backed Pass-through	2,874,337	95.3%	4.27%	294	1-Nov-48	NA	NA	NA
Interest-Only Securities	116,415	3.9%	3.74%	254	25-Jul-48	NA	NA	NA
Inverse Interest-Only Securities	23,751	0.8%	2.65%	297	15-Jul-47	NA	4.52%	NA
Total Structured RMBS	140,166	4.7%	3.55%	264	25-Jul-48	NA	NA	NA
Total Mortgage Assets	$3,014,503	100.0%	4.06%	286	1-Nov-48	NA	NA	NA
December 31, 2017
Adjustable Rate RMBS	$1,754	0.0%	3.95%	206	1-Sep-35	5.50	10.05%	2.00%
Fixed Rate RMBS	3,594,533	96.0%	4.25%	338	1-Dec-47	NA	NA	NA
Hybrid Adjustable Rate RMBS	27,398	0.7%	2.59%	301	1-Aug-43	59.77	7.59%	2.00%
Total Mortgage-backed Pass-through	3,623,685	96.7%	4.24%	338	1-Dec-47	NA	NA	NA
Interest-Only Securities	86,918	2.3%	3.75%	262	15-Apr-47	NA	NA	NA
Inverse Interest-Only Securities	34,208	1.0%	4.02%	318	15-Jul-47	NA	5.11%	NA
Total Structured RMBS	121,126	3.3%	3.82%	278	15-Jul-47	NA	NA	NA
Total Mortgage Assets	$3,744,811	100.0%	4.23%	336	1-Dec-47	NA	NA	NA

($ in thousands)
	December 31, 2018		December 31, 2017
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,527,055	50.7%	$2,242,213	59.9%
Freddie Mac	1,483,406	49.2%	1,496,615	40.0%
Ginnie Mae	4,042	0.1%	5,983	0.1%
Total Portfolio	$3,014,503	100.0%	$3,744,811	100.0%

	December 31, 2018	December 31, 2017
Weighted Average Pass-through Purchase Price	$104.57	$107.52
Weighted Average Structured Purchase Price	$15.14	$13.82
Weighted Average Pass-through Current Price	$103.64	$106.79
Weighted Average Structured Current Price	$14.04	$12.50
Effective Duration (1)	2.078	2.989

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 2.078 indicates that an interest rate increase of 1.0% would be expected to cause a 2.078% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2018.  An effective duration of 2.989 indicates that an interest rate increase of 1.0% would be expected to cause a 2.989% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2017. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2018 and 2017.

($ in thousands)
	2018			2017
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$3,787,757	$103.77	3.40%	$6,426,822	$107.83	2.77%
Structured RMBS	106,070	20.95	7.58%	72,331	14.46	6.21%

Borrowings

As of December 31, 2018, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 21 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2018, we had obligations outstanding under the repurchase agreements of approximately $3,025.1 million with a net weighted average borrowing cost of 2.65%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 74 days, with a weighted average remaining maturity of 31 days.  Securing the repurchase agreement obligations as of December 31, 2018 are RMBS with an estimated fair value, including accrued interest, of approximately $3,214.4 million and a weighted average maturity of 286 months, and cash pledged to counterparties of approximately $7.0 million.  Through February 22, 2019, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2018 with maturities through May 15, 2019.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2018 and 2017.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
December 31, 2018	$3,025,052	$3,356,691	$3,173,428	$(148,376)	(4.68)%
September 30, 2018	3,321,803	3,532,904	3,385,829	(64,026)	(1.89)%
June 30, 2018	3,449,854	3,637,286	3,534,567	(84,713)	(2.40)%
March 31, 2018	3,619,280	3,931,856	3,576,533	42,747	1.20%
December 31, 2017	3,533,786	3,909,999	3,621,931	(88,145)	(2.43)%
September 30, 2017	3,710,077	3,984,728	3,494,266	215,811	6.18%
June 30, 2017	3,278,456	3,420,307	3,164,532	113,924	3.60%
March 31, 2017	3,050,608	3,052,632	2,922,157	128,451	4.40%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2018, haircuts on our pledged collateral remained stable and as of December 31, 2018, our weighted average haircut was approximately 5.5% of the value of our collateral.

As discussed earlier, we invest a portion of our capital in structured Agency RMBS.  We generally do not apply leverage to this portion of our portfolio.  The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured RMBS strategy has been a core element of the Company’s overall investment strategy since inception.  However, we have and may continue to pledge a portion of our structured RMBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,025,052	$-	$-	$-	$3,025,052
Interest expense on repurchase agreements(1)	12,898	-	-	-	12,898
Totals	$3,037,950	$-	$-	$-	$3,037,950

(1)	Interest expense on repurchase agreements is based on current interest rates as of December 31, 2018 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of December 31, 2018, we had cash and cash equivalents of $108.3 million.  We generated cash flows of $527.3 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,417.6 million during the year ended December 31, 2018.

Stockholders’ Equity

On July 29, 2016, we entered into the July 2016 Equity Distribution Agreement with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  We issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate gross proceeds of $110.0 million, and net proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination.

On February 23, 2017, we entered into the May 2017 Equity Distribution Agreement with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  The May 2017 Equity Distribution Agreement replaced the July 2016 Equity Distribution Agreement. We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into the August 2017 Equity Distribution Agreement with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through December 31, 2018, we issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees. However, we did not issue any shares under the August 2017 Distribution Agreement during the year ended December 31, 2018.

Outlook

The fourth quarter of 2018 was pivotal.  The trajectory of the growth rate of the U.S. economy, the level of interest rates, and expectations for monetary policy on the part of the Federal Reserve (the “Fed”) changed dramatically during the quarter.  In early October the Dow Jones Industrial Average (the “Dow”) hit an all-time high level, West Texas Intermediate (“WTI”) crude hit a multi-year high, the unemployment rate dropped to a 49-year low and the yield on the 10-year U.S. Treasury note hit a multi-year high yield.  The Fed appeared fully committed to extending its rate hike regime as Chairman Powell stated “the Fed was a long way from neutral at this point,” and that “we may go past neutral.” The market fully expected the Fed to continue its gradual rate hikes into 2019 at that point, although market pricing reflected two additional rate hikes in 2019 versus the three reflected in the Fed’s “Dot Plots.” Over the course of the quarter, the outlook changed dramatically.

Over the first two months of the fourth quarter conditions that had previously been supportive of this outlook changed.  Growth rates in a few countries in Europe were slightly negative in Q3 of 2018.  Industrial production, the primary engine of growth for key export-oriented countries in the European Union, turned negative on a year-over-year basis during the quarter. Growth in China slowed over the course of the year as each successive quarter was lower than the last, finally hitting 6.4% for the fourth quarter of 2018. China’s growth rate for the entire year was the lowest in 28 years.  Earnings reports released by many large US corporations for the third quarter, released in October and November, contained generally down-beat forward guidance. Management teams frequently referenced both the effects of tariffs imposed on imports during 2018 and slowing growth in Europe, China and the balance of global markets.  Domestic economic data – outside of labor market related data – softened, especially the ISM data released in early December (for the month of November), which showed one of the sharpest declines in many years.  The final development that shook the markets was the partial government shutdown, which lasted a record 5 weeks. As the year came to a close all risk markets performed very badly. The equity markets in the US, as measured by the broad indices – the Dow, S&P 500 and Nasdaq – erased essentially all of their year-to-date gains and entered bear-market territory.  Commodity prices declined, with WTI crude oil decreasing by over 43% (peak to trough) during the quarter. Liquidity in risk markets – typically low over the course of the last two weeks of the year due to holiday absences – was acutely poor in late 2018. Funding levels over the turn of the year were abnormally high – and in extreme instances more than double levels seen earlier in the year. The yield on the 10-year US treasury note rallied by over 68 basis points – peak to trough – during the quarter. By the end of the year market pricing – as reflected in Fed funds futures – was for a cut in rates from the current level at some point over 2019 and 2020.

  The Fed took notice of the material change in market sentiment that occurred over the course of the quarter.  The Fed did raise rates at its December meeting – the ninth increase for the current cycle which began in December of 2015.  However, the tone of the Fed, as reflected in both its press release issued at the conclusion of the meeting and during Chairman Powell’s press conference – seemed to have changed.  The Chairman stated that the Fed now saw the current level of the overnight Fed funds rate as being at the bottom end of the range of what it considered neutral.  The Chairman acknowledged the FOMC’s awareness of ongoing market events.  Finally, at its January 2019 meeting, the Fed stated its policy rate is now in the range of the FOMC’s estimate of neutral.  More importantly, the FOMC now viewed itself as data dependent and that market conditions would determine its next move, whether that be a rate hike or cut.  This represented a dramatic shift in the Fed policy outlook and was perceived as quite dovish by the markets.  Risk markets quickly rallied and have continued to do so in early 2019.

As we enter 2019 the outlook is far different than it was at the end of the third quarter.  The risks to the economic outlook – at least in the eyes of the market – are now clearly to the downside. Risks include a potential hard “Brexit” for the United Kingdom from the European Union, very weak growth in Europe and China, the trade dispute between the U.S. and China, and the prospect that all of these factors will cause growth in the U.S. to slow materially.  The market now sees at most one more Fed rate hike in 2019 and likely cuts by the end of 2020.

The Agency RMBS market reacted to market developments during the fourth quarter of 2018 negatively before the market turmoil became severe during the last five weeks of the quarter.  The current coupon, 30-year fixed rate Agency RMBS traded at a spread of approximately 0.74% to the U.S. 10-year Treasury note on October 3, 2018, but then widened to spread just above 0.90% on November 23, 2018.  As the market turmoil intensified and interest rates began a sharp rally in late November, the current coupon Agency RMBS performed well and ended the quarter at a spread to the same U.S. Treasury benchmark of approximately 0.82% and eventually reached 0.75% by the end of January 2019.  For the quarter, the Bloomberg Agency MBS index returned 2.08%, and 0.99% for the full year of 2018.  However, the performance was very uneven among the various coupons and maturities of the index.  Lower coupon securities performed much better than higher coupon securities owing to the worse convexity and increased prepayment expectations of higher coupon securities.  As was the case at the end of the third quarter of 2018, recent production of Agency RMBS has frequently had characteristics that negatively impact the anticipated total returns of the securities.  In this case the spread between the weighted average coupon of the underlying mortgage loans and the net rate received by the investor is quite high.  This leads to higher prepayment activity for the given coupon versus more typical spreads.  Also, average loan balances appear higher than what market participants are accustomed to and average FICO scores are higher as well.  All three of these factors tend to increase prepayment expectations and negatively impact expected returns for the securities. This concern was heightened as the Mortgage Bankers Association’s refi index, after declining during the fourth quarter from approximately 950 at the beginning of the quarter to below 750 at the end of the quarter, increased dramatically to near 1180 during January 2019.  Going forward, with prevailing mortgage rates available to borrowers now below 4.5%, versus 4.94% for the week of November 8, 2018, combined with the fact seasonal refinancing activity is due to increase in the coming months, we believe that the prepayment characteristics of various securities will be the driver of relative performance.

Recent Regulatory Developments

On January 12, 2016, the FHFA issued RIN 2590-AA39, Members of Federal Home Loan Banks (the “Final Rule”). The Final Rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Orchid Island Casualty, LLC (“Orchid Island Casualty”), from being eligible for membership in the Federal Home Loan Bank (“FHLB”) system. Under the Final Rule, there was a one-year transition period from the effective date of February 19, 2016 within which the FHLBs were required to wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Orchid Island Casualty (“Post-NPR Captives”). The Final Rule also precludes the FHLBs from making any new advances or extending existing advances to Post-NPR Captives. In addition, upon the termination of membership, the FHLBs were required to liquidate all outstanding advances to Post-NPR Captives, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated Post-NPR Captive in accordance with the Final Rule. Therefore, Orchid Island Casualty, along with all other Post-NPR Captives, was required to completely wind down all business relationships with the FHLB, including the repayment of all outstanding advances, prior to or simultaneously with the termination of Orchid Island Casualty’s membership with the FHLB.

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

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed’s reinvestment of U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. In October 2018, the Fed reached its terminal cap of $20 billion per month.  Going forward, the Fed will only purchase Agency RMBS to the extent paydowns on the Fed’s holdings exceed $20 billion in any given month. These steps have been referred to as the Fed’s “balance sheet normalization.” Fed Chairman Jerome Powell made statements following the January 2019 meeting that the Fed is evaluating the appropriate timing for the end of the balance sheet normalization and will finalize its plan to do so at a later meeting. In its January 30, 2019 release, the Fed said that the FOMC is prepared to adjust any of the details for completing balance sheet normalization in light of economic and financial developments.

In 2017, policymakers announced that LIBOR will be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. LIBOR will be replaced with a new SOFR, a rate based on U.S. repo trading. The new benchmark rate will be based on overnight Treasury General Collateral repo rates. The rate-setting process will be managed and published by the Fed and the Treasury’s Office of Financial Research. Many banks believe that it may take four to five years to complete the transition to SOFR, despite the 2021 deadline. We will monitor the emergence of this new rate carefully as it will likely become the new benchmark for hedges and a range of interest rate investments.

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform soon. At this time, however, no decisions have been made on any reform plan.

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate in 2019 and beyond.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency RMBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency RMBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed’s September 2017 announcement, the cap reached $20 billion per month in October 2018.  At the time of the Fed’s announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency RMBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond October 2018, the removal of this source of demand could negatively impact Agency RMBS prices.  The extent this negatively impacts the Agency RMBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed. Fed Chairman Jerome Powell made statements following the January 2019 meeting that the Fed is evaluating the appropriate timing for the end of the balance sheet normalization and will finalize its plan to do so at a later meeting. In its January 30, 2019 release, the Fed said that the FOMC is prepared to adjust any of the details for completing balance sheet normalization in light of economic and financial developments.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

The U.S. economy appears to have fully recovered from the financial crisis of 2008.  Growth has accelerated, reaching 4% annualized in the second quarter of 2018 and 3.4% in the third quarter.  The economic data has in many cases reached multi-year or, in some cases, multi-decade levels.  The economy appeared to have considerable momentum as it entered the fourth quarter.  The Fed raised rates for the ninth time at its December meeting and, up until then, seemed intent on continuing to do so into 2020.  This trajectory abruptly changed during the fourth quarter due to a combination of factors.  Growth in Europe and China slowed significantly throughout 2018 and hit a recent trough late in the year.  Great Britain is faced with the potential for a hard “Brexit” from the European Union, the federal government had a five week partial shutdown around the turn of the year and domestic economic data, at least non-labor market related data, has softened.  Financial markets in the U.S. and globally experienced significant turmoil during the fourth quarter with returns for the year generally erased entirely.  Interest rates, after hitting multi-year highs early in the quarter, declined by over 60 bps in the case of the 10-year U.S. Treasury note. The policy stance of the Fed has changed to a balanced outlook, with data dependency the driver of further rate decisions – whether up or down.

The Bloomberg Agency MBS index generated a return of 2.08% for the quarter, although this return number masks the fact the performance of the sector was very uneven, both in time and across the various securities that make up the index. The Agency MBS market performed poorly though the end of November, as the spread of the 30-year, current coupon Agency RMBS widened in spread to the 10-year U.S. treasury note by over 0.15%.  However, as the market turmoil became more severe and rates rallied close to 2.50% in the case of the 10-year note – versus above 3.20% at the beginning of the quarter - Agency MBS did very well (as an index).  However, with the decline in rates prepayment fears and convexity concerns intensified, resulting in very uneven performance for the index.  Longer duration, lower coupon securities performed very well, while higher coupon, shorter duration securities performed quite badly. Given the new rate environment and lack of concern surrounding future rate hikes, we believe that the mortgage market will be driven by prepayment characteristics going forward.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. Management has identified its most critical accounting estimates:

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

All of our Agency RMBS are either pass-through securities or structured Agency RMBS, including CMOs, IOs, IIOs or POs. Income on pass-through securities, POs and CMOs that contain principal balances is based on the stated interest rate of the security. As a result of accounting for our RMBS under the fair value option, premium or discount present at the date of purchase is not amortized. For IOs, IIOs and CMOs that do not contain principal balances, income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments, current interest rates and current asset prices. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security. Changes in fair value of all of our Agency RMBS during the period are recorded in earnings and reported as unrealized gains (losses) on mortgage-backed securities in the accompanying consolidated statements of operations. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Capital Expenditures

At December 31, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019 - YTD(1)	0.160	7,796
Totals	$10.065	$241,768

(1)
On January 10, 2019, the Company declared a dividend of $0.08 per share that was paid on February 8, 2019. On February 13, 2019, the Company declared a dividend of $0.08 per share to be paid on March 8, 2019.  The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December 31, 2018.

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

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the RMBS that constitute our investment portfolio, which affects our net income, ability to realize gains from the sale of these assets and ability to borrow, and the amount that we can borrow against, these securities.

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

Our portfolio of PT RMBS is typically comprised of adjustable-rate RMBS (“ARMs”), fixed-rate RMBS and hybrid adjustable-rate RMBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT RMBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT RMBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages, loan payoffs in connection with home sales, and borrowers paying more than their scheduled loan payments, which accelerates the amortization of the loans.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2018 and December 31, 2017, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2018 and 2017. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2018
-200 Basis Points	(2.73)%	(24.48)%
-100 Basis Points	(1.30)%	(11.62)%
-50 Basis Points	(0.49)%	(4.43)%
+50 Basis Points	0.32%	2.84%
+100 Basis Points	0.89%	8.00%
+200 Basis Points	1.33%	11.96%
As of December 31, 2017
-200 Basis Points	(0.94)%	(7.62)%
-100 Basis Points	(0.32)%	(2.63)%
-50 Basis Points	(0.21)%	(1.73)%
+50 Basis Points	(0.59)%	(4.82)%
+100 Basis Points	(1.61)%	(13.05)%
+200 Basis Points	(4.67)%	(37.84)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2018, we had unrestricted cash and cash equivalents of $108.3 million and unpledged securities of approximately $22.9 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

Stockholders and Board of Directors
Orchid Island Capital, Inc.
Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orchid Island Capital, Inc. (the “Company”) and subsidiary as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

 Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
West Palm Beach, Florida
February 22, 2019

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$2,991,586	$3,712,561
Unpledged	22,917	32,250
Total mortgage-backed securities	3,014,503	3,744,811
Cash and cash equivalents	108,282	214,363
Restricted cash	17,981	32,349
Accrued interest receivable	13,241	14,444
Derivative assets, at fair value	16,885	17,160
Receivable for securities sold, pledged to counterparties	221,746	-
Other assets	2,993	216
Total Assets	$3,395,631	$4,023,343

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,025,052	$3,533,786
Dividends payable	3,931	7,429
Derivative liabilities, at fair value	5,947	2,038
Accrued interest payable	6,445	6,516
Due to affiliates	654	797
Other liabilities	17,523	10,566
Total Liabilities	3,059,552	3,561,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 49,132,423 shares issued and outstanding as of December 31, 2018 and 53,061,904 shares issued
and outstanding as of December 31, 2017	491	531
Additional paid-in capital	379,975	461,680
Accumulated (deficit) retained earnings	(44,387)	-
Total Stockholders' Equity	336,079	462,211
Total Liabilities and Stockholders' Equity	$3,395,631	$4,023,343
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018, 2017 and 2016
($ in thousands, except per share data)

	2018	2017	2016
Interest income	$154,581	$145,962	$87,127
Interest expense	(70,360)	(41,671)	(15,604)
Net interest income	84,221	104,291	71,523
Realized (losses) gains on mortgage-backed securities	(30,289)	(7,788)	3,071
Unrealized losses on mortgage-backed securities	(110,668)	(67,981)	(54,149)
Gains (losses) on derivative instruments	24,311	(15,349)	(9,387)
FHLB stock dividends	-	-	14
Net portfolio (loss) income	(32,425)	13,173	11,072

Expenses:
Management fees	6,204	5,855	4,188
Allocated overhead	1,567	1,576	1,300
Accrued incentive compensation	407	640	806
Directors' fees and liability insurance	968	949	1,007
Audit, legal and other professional fees	851	706	871
Direct REIT operating expenses	1,631	1,124	652
Other administrative	334	316	269
Total expenses	11,962	11,166	9,093

Net (loss) income	$(44,387)	$2,007	$1,979

Basic and diluted net (loss) income per share	$(0.85)	$0.05	$0.08

Weighted Average Shares Outstanding	52,198,175	41,062,039	24,099,714
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2016	217	253,038	-	253,255
Net income	-	-	1,979	1,979
Cash dividends declared, $1.68 per share	-	(39,409)	(1,979)	(41,388)
Issuance of common stock pursuant to public offerings, net	113	118,215	-	118,328
Issuance of common stock pursuant to stock based compensation plan	-	301	-	301
Amortization of stock based compensation	-	304	-	304
Balances, December 31, 2016	330	332,449	-	332,779
Net income	-	-	2,007	2,007
Cash dividends declared, $1.68 per share	-	(68,710)	(2,007)	(70,717)
Issuance of common stock pursuant to public offerings, net	200	197,407	-	197,607
Issuance of common stock pursuant to stock based compensation plan	1	261	-	262
Amortization of stock based compensation	-	273	-	273
Balances, December 31, 2017	$531	$461,680	$-	$462,211
Net loss	-	-	(44,387)	(44,387)
Cash dividends declared, $1.07 per share	-	(55,814)	-	(55,814)
Issuance of common stock pursuant to stock based compensation plan	-	293	-	293
Amortization of stock based compensation	-	199	-	199
Shares repurchased and retired	(40)	(26,383)	-	(26,423)
Balances, December 31, 2018	$491	$379,975	$(44,387)	$336,079
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
($ in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(44,387)	$2,007	$1,979
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	492	535	605
Realized and unrealized losses on mortgage-backed securities	140,957	75,769	51,078
Realized and unrealized losses (gains) on interest rate swaptions	1,502	(1,038)	(36)
Realized and unrealized gains on interest rate swaps	(1,027)	(4,030)	(9,499)
Realized (gains) losses on forward settling to-be-announced securities	(4,527)	5,938	2,518
Changes in operating assets and liabilities:
Accrued interest receivable	1,203	(2,932)	(3,022)
Other assets	(3)	(3)	80
Accrued interest payable	(71)	4,690	963
Other liabilities	4	3,841	2,279
Due (from) to affiliates	(143)	231	101
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,000	85,008	47,046

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(3,893,828)	(6,499,153)	(3,172,001)
Sales	3,885,817	5,335,583	2,002,813
Principal repayments	373,934	365,166	254,607
Redemption of FHLB stock	-	3	3,750
Proceeds from (payments on) net settlement of to-be-announced securities	7,292	(5,242)	(1,401)
Purchase of derivative financial instruments, net of margin cash received	6,805	1,138	704
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	380,020	(802,505)	(911,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	52,096,292	54,481,746	32,375,195
Principal payments on repurchase agreements	(52,605,026)	(53,741,665)	(31,380,303)
Principal payments on FHLB advances	-	-	(187,500)
Cash dividends	(59,312)	(67,904)	(36,772)
Proceeds from issuance of common stock, net of issuance costs	-	197,607	118,328
Common stock repurchases	(26,423)	-	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(594,469)	869,784	888,948

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(120,449)	152,287	24,466
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	246,712	94,425	69,959
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$126,263	$246,712	$94,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$70,431	$36,981	$14,641

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities sold settled in later period	220,655	-	-
See Notes to Consolidated Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

On July 29, 2016, Orchid entered into an equity distribution agreement (the “July 2016 Equity Distribution Agreement”) with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  The Company issued a total of 10,174,992 shares under the July 2016 Equity Distribution Agreement for aggregate gross proceeds of $110.0 million, and net proceeds of approximately $108.2 million, net of commissions and fees, prior to its termination in February 2017.

On February 23, 2017, Orchid entered into another equity distribution agreement, as amended and restated on May 10, 2017 (the “May 2017 Equity Distribution Agreement”), with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  The Company issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination in August 2017.

On August 2, 2017, Orchid entered into another equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through December 31, 2018, the Company issued a total of 7,746,052 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $76.0 million, and net proceeds of approximately $74.7 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of our wholly-owned subsidiary, Orchid Island Casualty, LLC.  Significant intercompany accounts and transactions have been eliminated.

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

Variable Interest Entities (VIEs)

We obtain interests in VIEs through our investments in mortgage-backed securities.  Our interests in these VIEs are passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future.  As a result, we do not consolidate these VIEs and we account for our interest in these VIEs as mortgage-backed securities.  See Note 2 for additional information regarding our investments in mortgage-backed securities.  Our maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities.

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

(in thousands)
	December 31, 2018	December 31, 2017
Cash and cash equivalents	$108,282	$214,363
Restricted cash	17,981	32,349
Total cash, cash equivalents and restricted cash	$126,263	$246,712

The Company maintains cash balances at three banks and excess margin on account with two exchange clearing members, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2018, the Company’s cash deposits exceeded federally insured limits by approximately $107.9 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known bank and exchange clearing members and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company has elected to account for its investment in RMBS under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”) and Eurodollar futures contracts, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivatives in the future.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of December 31, 2018 and December 31, 2017 due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company early adopted the ASU beginning with the first quarter of 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019.  Early application is permitted for fiscal periods beginning after December 15, 2018.  The Company does not expect that the adoption of this ASU will have a significant effect on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of December 31, 2018 and December 31, 2017:

(in thousands)
	December 31, 2018	December 31, 2017
Pass-Through RMBS Certificates:
Hybrid Adjustable-rate Mortgages	$-	$27,398
Adjustable-rate Mortgages	1,437	1,754
Fixed-rate Mortgages	2,130,974	3,594,533
Fixed-rate CMOs	741,926	-
Total Pass-Through Certificates	2,874,337	3,623,685
Structured RMBS Certificates:
Interest-Only Securities	116,415	86,918
Inverse Interest-Only Securities	23,751	34,208
Total Structured RMBS Certificates	140,166	121,126
Total	$3,014,503	$3,744,811

The following table summarizes the Company’s RMBS portfolio as of December 31, 2018 and 2017, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31, 2018	December 31, 2017
Greater than one year and less than five years	$-	$29
Greater than five years and less than ten years	5,696	3,281
Greater than or equal to ten years	3,008,807	3,741,501
Total	$3,014,503	$3,744,811

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2018, the Company had met all margin call requirements.

As of December 31, 2018, the Company had outstanding repurchase obligations of approximately $3,025.1 million with a net weighted average borrowing rate of 2.65%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,214.4 million, and cash pledged to the counterparties of approximately $7.0 million.  As of December 31, 2017, the Company had outstanding repurchase obligations of approximately $3,533.8 million with a net weighted average borrowing rate of 1.54%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $3,726.5 million, and cash pledged to the counterparties of approximately $25.3 million.

As of December 31, 2018 and 2017, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2018
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,720,804	$1,493,565	$-	$3,214,369
Repurchase agreement liabilities associated with
these securities	$-	$1,611,185	$1,413,867	$-	$3,025,052
Net weighted average borrowing rate	-	2.72%	2.57%	-	2.65%
December 31, 2017
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,983,958	$1,266,590	$475,975	$3,726,523
Repurchase agreement liabilities associated with
these securities	$-	$1,871,833	$1,208,518	$453,435	$3,533,786
Net weighted average borrowing rate	-	1.53%	1.53%	1.57%	1.54%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2018, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $189.9 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2018 and 2017.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2018 and 2017.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	December 31, 2018	December 31, 2017
Assets
Interest rate swaps	Derivative assets, at fair value	$16,762	$13,745
Payer swaptions	Derivative assets, at fair value	123	3,405
TBA securities	Derivative assets, at fair value	-	10
Total derivative assets, at fair value		$16,885	$17,160

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$2,205	$215
TBA securities	Derivative liabilities, at fair value	3,742	1,823
Total derivative liabilities, at fair value		$5,947	$2,038

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$4,711	$5,545
TBA securities	Restricted cash	6,236	1,508
TBA securities	Other liabilities	-	(59)
Interest rate swaption contracts	Other liabilities	(268)	(3,505)
Interest rate swap contracts	Other liabilities	(14,308)	(6,045)
Total margin balances on derivative contracts		$(3,629)	$(2,556)

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-Note futures positions at December 31, 2018 and 2017.

($ in thousands)
	December 31, 2018
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$1,650,000	2.25%	2.64%	$7,036
2020	1,800,000	2.74%	2.45%	(4,503)
Total / Weighted Average	$1,725,000	2.51%	2.54%	$2,533

Treasury Note Futures Contracts (Short Position)(2)
March 2019 5-year T-Note futures
(Mar 2019 - Mar 2024 Hedge Period)	$165,000	3.22%	2.83%	$(3,185)

($ in thousands)
	December 31, 2017
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2018	$1,212,500	1.86%	1.98%	$1,418
2019	1,350,000	2.11%	2.27%	2,152
2020	987,500	2.59%	2.36%	(2,360)
Total / Weighted Average	$1,183,333	2.16%	2.20%	$1,210

Treasury Note Futures Contracts (Short Position)(2)
March 2018 10 year T-Note futures
(Mar 2018 - Mar 2028 Hedge Period)	$140,000	2.23%	2.33%	$755

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $114.69 at December 31, 2018 and $124.05 at December 31, 2017.  The notional contract values of the short positions were $189.2 million and $173.7 million at December 31, 2018 and December 31, 2017, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate (“LIBOR”) ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at December 31, 2018 and 2017.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
December 31, 2018
Expiration > 1 to ≤ 3 years	$1,000,000	1.62%	2.63%	$10,365	1.4
Expiration > 3 to ≤ 5 years	260,000	2.01%	2.68%	4,192	3.4
	$1,260,000	1.70%	2.64%	$14,557	1.8
December 31, 2017
Expiration > 1 to ≤ 3 years	$650,000	1.09%	1.41%	$11,828	2.1
Expiration > 3 to ≤ 5 years	360,000	2.05%	1.53%	1,702	4.3
	$1,010,000	1.43%	1.45%	$13,530	2.8

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2018 and 2017.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
December 31, 2018
≤ 1 year
Payer Swaptions	$7,805	$123	1.4	$700,000	3.20%	3 Month	9.0
December 31, 2017
≤ 1 year
Payer Swaptions	$2,367	$3,405	8.0	$200,000	2.16%	3 Month	6.0

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2018 and 2017.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2018
30-Year TBA securities:
3.0%	$(250,000)	$(240,164)	$(243,906)	$(3,742)
Total	$(250,000)	$(240,164)	$(243,906)	$(3,742)
December 31, 2017
30-Year TBA securities:
3.0%	$(300,000)	$(299,371)	$(300,153)	$(782)
4.0%	(357,000)	(373,403)	(373,477)	(74)
4.5%	356,556	380,371	379,414	(957)
Total	$(300,444)	$(292,403)	$(294,216)	$(1,813)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.

(in thousands)
	2018	2017	2016
Eurodollar futures contracts (short positions)	$7,170	$1,257	$(12,808)
T-Note futures contracts (short position)	5,507	(14,922)	(3,600)
Interest rate swaps	8,609	3,216	9,503
Receiver swaptions	105	-	36
Payer swaptions	(1,607)	1,038	-
Net TBA securities	4,527	(5,938)	(2,518)
Total	$24,311	$(15,349)	$(9,387)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2018 and  2017.

(in thousands)
	December 31, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$2,854,540	$10,776	$2,865,316	$3,612,244	$-	$3,612,244
Structured RMBS - fair value	126,270	-	126,270	100,317	-	100,317
Accrued interest on pledged securities	12,904	35	12,939	13,962	-	13,962
Receivable for securities sold	220,654	-	220,654	-	-	-
Restricted cash	7,034	10,947	17,981	25,296	7,053	32,349
Total	$3,221,402	$21,758	$3,243,160	$3,751,819	$7,053	$3,758,872

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements and derivative agreements as of December 31, 2018 and 2017.

(in thousands)
	December 31, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$3,852	$14,576	$18,428	$67	$9,618	$9,685
PT RMBS - fair value	1,557	-	1,557	-	-	-
U.S. Treasury securities - fair value	180	-	180	-	-	-
Total	$5,589	$14,576	$20,165	$67	$9,618	$9,685

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2018 and 2017.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not Offset in the
			of Assets	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2018
Interest rate swaps	$16,762	$-	$16,762	$-	$(14,308)	$2,454
Interest rate swaptions	123	-	123	-	(123)	-
	$16,885	$-	$16,885	$-	$(14,431)	$2,454
December 31, 2017
Interest rate swaps	$13,745	$-	$13,745	$-	$(6,045)	$7,700
Interest rate swaptions	3,405	-	3,405	-	(3,405)	-
TBA securities	10	-	10	-	(10)	-
	$17,160	$-	$17,160	$-	$(9,460)	$7,700

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments
	of Recognized	Consolidated	Consolidated	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2018
Repurchase Agreements	$3,025,052	$-	$3,025,052	$(3,018,018)	$(7,034)	$-
Interest rate swaps	2,205	-	2,205	-	-	2,205
TBA securities	3,742	-	3,742	-	(3,742)	-
	$3,030,999	$-	$3,030,999	$(3,018,018)	$(10,776)	$2,205
December 31, 2017
Repurchase Agreements	$3,533,786	$-	$3,533,786	$(3,508,490)	$(25,296)	$-
Interest rate swaps	215	-	215	-	-	215
TBA securities	1,823	-	1,823	-	(1,508)	315
	$3,535,824	$-	$3,535,824	$(3,508,490)	$(26,804)	$530

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2017, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the year ended December 31, 2018 or the three months ended September 30, 2017.

($ in thousands, except per share amounts)
				Weighted
				Average
				Price
		Book Value Per Share		Received		Net
Type of Offering	Period	Beginning	Ending	Per Share(1)	Shares	Proceeds(2)
2017
At the Market Offering Program(3)	First Quarter	$10.10	$9.75	$10.13	1,286,196	$12,792
At the Market Offering Program(3)	Second Quarter	9.75	9.23	10.17	11,012,836	110,065
At the Market Offering Program(3)	Fourth Quarter	9.15	8.71	9.81	7,746,052	74,750
					20,045,084	$197,607

(1)	Weighted average price received per share is before deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into six equity distribution agreements, five of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock. As part of the stock repurchase program, shares may be purchased in open market transactions, block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice.

From the inception of the stock repurchase program through December 31, 2018, the Company repurchased a total of 5,195,645 shares at an aggregate cost of approximately $37.3 million, including commissions and fees, for a weighted average price of $7.17 per share. During the year ended December 31, 2018, the Company repurchased a total of 3,979,402 shares at an aggregate cost of approximately $26.4 million, including commissions and fees, for a weighted average price of $6.64 per share. No shares were repurchased during the year ended December 31, 2017. Subsequent to December 31, 2018, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. The remaining authorization under the repurchase program, as of December 31, 2018, and inclusive of the share repurchases through February 22, 2019, is 1,327,177 shares and 857,202 shares, respectively.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019 - YTD(1)	0.160	7,796
Totals	$10.065	$241,768

(1)
On January 10, 2019, the Company declared a dividend of $0.08 per share that was paid on February 8, 2019. On February 13, 2019, the Company declared a dividend of $0.08 per share to be paid on March 8, 2019.  The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December 31, 2018.

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

Restricted Stock Awards

The table below presents information related to the Company’s restricted common stock at December 31, 2018 and 2017.

($ in thousands, except per share data)
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	-	$-	8,000	$12.23
Granted	-	-	-	-
Vested and issued	-	-	(8,000)	12.23
Unvested, end of period	-	$-	-	$-

Compensation expense during period		$-		$33

Stock Awards

The Company issues immediately vested common stock under the Incentive Plan to certain executive officers and employees of its Manager and to certain directors. The following table presents information related to fully vested common stock issued during the years ended December 31, 2018 and 2017.

($ in thousands, except per share data)
	2018	2017
Fully vested shares granted(1)	37,920	29,160
Weighted average grant date price per share	$7.62	$9.80
Compensation expense related to fully vested shares of common stock awards(2)	$289	$286

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

Performance Units

The Company may issue performance units under the Incentive Plan to certain executive officers and employees of its Manager.  “Performance Units” vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company’s common stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company.  Compensation expense for the Performance Units is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the years ended December 31, 2018 and 2017.

($ in thousands, except per share data)
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	41,693	$9.95	45,305	$10.33
Granted	27,935	7.45	15,707	9.55
Forfeited	(2,161)	8.49	-	-
Vested and issued	(23,795)	10.09	(19,319)	10.52
Unvested, end of period	43,672	$8.34	41,693	$9.95

Compensation expense during period		$199		$240
Unrecognized compensation expense, end of period		$157		$165
Intrinsic value, end of period		$279		$387
Weighted-average remaining vesting term (in years)		1.1		1.0

Deferred Stock Units

Beginning with the second quarter of 2018, non-employee directors received a portion of their compensation in the form of deferred stock unit awards (“DSUs”) pursuant to the Incentive Plan.  Each DSU represents a right to receive one share of the Company’s common stock. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant.  The DSUs are settled in shares of the Company’s common stock equal to the number of units in the participant’s account at the time of settlement. The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock.  These distributions will be made in the form of additional DSUs or cash at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock. The cost of these awards is determined by the market value of the shares at the date of grant.

The following table presents information related to the DSUs outstanding during the year ended December 31, 2018.

($ in thousands, except per share data)
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, beginning of period	-	$-
Granted and vested	12,434	7.37
Issued	-	-
Outstanding, end of period	12,434	$7.37

Compensation expense during period		$135
Intrinsic value, end of period		$79

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2018.

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

Generally, the Company’s dividend distributions are characterized as ordinary income or nontaxable return of capital based on the relative amounts of its earnings and profits (taxable income, with certain prescribed adjustments) to total distributions applicable for a given tax year.

In determining total distributions, consideration is given to the spillover distribution provisions of section 857(b)(9) of the Code.  Under section 857(b)(9), of the Code, REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  In accordance with section 857(b)(9) of the Code, the Company’s December 2018 dividend of $0.08 paid in January 2019 is subject to tax in 2019.  The remaining dividend distributions declared in 2018 of $0.99, plus the dividend declared in December 2017 and paid in January 2018 of $0.14, are taxable in 2018.

The 2018 dividend distribution described above exceeded 2018 earnings and profits by $0.40, representing 35% of the total 2018 distributions of $1.13.  This nondividend distribution is characterized as return of capital and has been allocated on a pro rata basis to each 2018 dividend distribution.  Nondividend distributions characterized as return of capital reduce the tax basis of related shares and are nontaxable to the recipient unless return of capital distributions in aggregate exceed tax basis, in which case the excess is reportable as capital gain.  The remaining 2018 common dividend distributions have been characterized as ordinary income of $0.73, or 65% of the total distributions.

As of December 31, 2018, we had distributed all of our estimated REIT taxable income through fiscal year 2018. Accordingly, no income tax provision was recorded for 2018, 2017 and 2016.

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock and Performance Units that were outstanding during the years ended December 31, 2018, 2017 and 2016. The basic and diluted per share computations include these unvested shares of restricted common stock and performance units if there is income available to common stock, as they have dividend participation rights. The shares of restricted common stock and Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the shares of restricted common stock and Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2018, 2017 and 2016.

(in thousands, except per-share information)
	2018	2017	2016
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(44,387)	$2,007	$1,979
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	49,132	53,062	32,963
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	42	53
Effect of weighting	3,066	(12,042)	(8,916)
Weighted average shares-basic and diluted	52,198	41,062	24,100
Net (loss) income per common share:
Basic and diluted	$(0.85)	$0.05	$0.08
Anti-dilutive incentive shares not included in calculation.	56	-	-

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

The Company's RMBS, interest rate swaps, interest rate swaptions and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company’s securities. These techniques include observing the most recent market for like or identical assets, spread pricing techniques (option adjusted spread, zero volatility spread, spread to the treasury curve or spread to a benchmark such as a TBA), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and the volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the years ended December 31, 2018, 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2018 and 2017.  Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Mortgage-backed securities	$3,014,503	$-	$3,014,503	$-
Interest rate swaps	14,557	-	14,557	-
Interest rate swaptions	123	-	123	-
TBA securities	(3,742)	-	(3,742)	-
December 31, 2017
Mortgage-backed securities	$3,744,811	$-	$3,744,811	$-
Interest rate swaps	13,530	-	13,530	-
Interest rate swaptions	3,405	-	3,405	-
TBA securities	(1,813)	-	(1,813)	-

During the years ended December 31, 2018 and 2017, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by Bimini Advisors, LLC (the “Manager”) pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2019 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s month-end equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s month-end equity that is greater than $500 million.

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

Total expenses recorded for the management fee and costs incurred were approximately $7.8 million, $7.4 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of December 31, 2018, Bimini owned 1,520,036 shares, or 3.1%, of the Company’s common stock.

NOTE 14.   QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2018 and 2017.

(in thousands, except per share information)
	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income	$39,935	$38,590	$39,054	$37,002
Interest expense	(15,149)	(16,579)	(18,893)	(19,739)
Net interest income	24,786	22,011	20,161	17,263
Losses	(38,055)	(17,734)	(20,150)	(40,707)
Net portfolio income (loss)	(13,269)	4,277	11	(23,444)

Expenses:
Management fees and overhead expenses	2,094	1,967	1,873	1,836
Other expenses	1,014	964	1,097	1,117
Total expenses	3,108	2,931	2,970	2,953

Net income (loss)	$(16,377)	$1,346	$(2,959)	$(26,397)

Basic and diluted net income (loss) per share	$(0.31)	$0.03	$(0.06)	$(0.52)

Weighted Average Shares Outstanding	53,066	52,587	52,035	51,188

Dividends declared per share	$0.31	$0.27	$0.25	$0.24

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Interest income	$32,311	$34,579	$38,974	$40,098
Interest expense	(6,715)	(8,763)	(12,638)	(13,555)
Net interest income	25,596	25,816	26,336	26,543
Losses	(20,727)	(32,597)	(8,254)	(29,540)
Net portfolio income (loss)	4,869	(6,781)	18,082	(2,997)

Expenses:
Management fees and overhead expenses	1,670	1,788	1,940	2,033
Other expenses	750	1,074	959	952
Total expenses	2,420	2,862	2,899	2,985

Net income (loss)	$2,449	$(9,643)	$15,183	$(5,982)

Basic and diluted net income (loss) per share	$0.07	$(0.26)	$0.33	$(0.12)

Weighted Average Shares Outstanding	33,069	37,211	45,355	48,310

Dividends declared per share	$0.42	$0.42	$0.42	$0.42

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s management used criteria set forth Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Orchid Island Capital, Inc.
Vero Beach, Florida

Opinion on Internal Control over Financial Reporting

We have audited Orchid Island Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiary as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated February 22, 2019 expressed an unqualified opinion thereon.”

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Certified Public Accountants

West Palm Beach, Florida

February 22, 2019

ITEM 9B.  OTHER INFORMATION

ADDITIONAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of additional material U.S. federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under “Material U.S. Federal Income Tax Considerations” in the prospectus dated April 28, 2017 and filed as part of our Registration Statement on Form S-3 (No. 333-217558).

The Tax Cuts and Jobs Act

Enactment of the TCJA

On December 22, 2017, President Trump signed into law the TCJA, which made major changes to the Code of 1986, including several provisions of the Code that may affect the taxation of REITs and their security holders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders remains uncertain in some respects, and their full impact may not become evident for some period. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment.

Revised Individual Tax Rates and Deductions

The TCJA creates seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than prior law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applied to incomes above $470,700 under pre-TCJA law. The maximum 20% rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8% Medicare tax on net investment income (see “Material U.S. Federal Income Tax Considerations - Taxation of Taxable U.S. Stockholders” in the applicable prospectus).

The TCJA also eliminates personal exemptions, but nearly doubles the standard deduction for most individuals (for example, the standard deduction for joint return filers rose from $12,700 in 2017 to $24,000 in 2018). The TCJA also eliminates many itemized deductions, limits individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers (with a special provision to prevent 2017 deductions for prepayment of 2018 taxes), and limits the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt are eliminated. Charitable deductions are generally preserved. The phaseout of itemized deductions based on income is eliminated.

The TCJA does not eliminate the individual alternative minimum tax, but it raises the exemption and exemption phaseout threshold for application of the tax.

These individual income tax changes were generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the TCJA, individuals, trusts, and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of certain pass-through entities. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer’s proportionate share of total wages from the pass-through entity, or (ii) 25% of the taxpayer’s proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and property basis limits. Consequently, the deduction equates to a maximum 29.6% tax rate on REIT dividends. As with the other individual income tax changes, the deduction provisions were effective beginning in 2018. Without further legislation, the deduction would sunset after 2025.

Net Operating Loss Modifications

Net operating loss (“NOL”) provisions were modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The TCJA reduced the 35% maximum U.S. federal corporate income tax rate to a maximum of 21% , and reduced the dividends-received deduction for certain corporate subsidiaries.  The reduction of the corporate tax rate to 21% also results in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%.  The TCJA also permanently eliminated the corporate alternative minimum tax. These provisions were effective beginning in 2018.

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods

The TCJA limits a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitations at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business.  As a mortgage REIT, we do not believe that our business constitutes a “real property trade or business” within the meaning of the TCJA.  However, as a mortgage REIT, we do not believe we will be negatively impacted by the 30% limitation on the deductibility of interest imposed by the TCJA because interest expense may be fully deducted to the extent of interest income under the TCJA.  Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit was effective beginning in 2018.

Phantom Income

Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule is generally effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. We currently do not expect that this rule will have a material impact on the timing of accrual of our income or on the amount of our distribution requirement.

International Provisions: Modified Territorial Tax Regime

The TCJA moves the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. We currently do not have any foreign subsidiaries or properties, but these provisions could affect any such future subsidiaries or properties.

Other Provisions

The TCJA makes other significant changes to the Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions were effective beginning in 2018, but without further legislation, will sunset after 2025.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2018.

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

3.2	Certificate of Correction of Orchid Island Capital, Inc.**
3.3
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC, dated as of February 20, 2013 (filed as Exhibit 10.2 to the Company's Current Report on Form 8 K filed on April 3, 2014 and incorporated herein by reference)*

10.2	First Amendment to Management Agreement, effective as of April 1, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on April 3, 2014 and incorporated herein by reference)*
10.3	Second Amendment to Management Agreement, effective as of June 30, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on July 3, 2014 and incorporated herein by reference)*
10.4
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.6
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.7
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.8
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.9
Performance Unit Award Agreement by Orchid Island Capital, Inc. to George H. Haas, IV dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.10	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
10.11	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)*
10.12	2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed on April 28, 2017 and incorporated herein by reference)*
10.13	2018 Long Term Incentive Compensation Plan (filed as Exhibit 10.5 to Form 10-Q filed on April 27, 2018 and incorporated herein by reference)*
10.14	Form of Deferred Stock Unit Grant Notice and Agreement (filed as Exhibit 10.6 to Form 10-Q filed on April 27, 2018 and incorporated herein by reference)*
21.1	Subsidiaries of the Company**
23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

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

Orchid Island Capital, Inc.
Registrant

Date: February 22, 2019	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 22, 2019	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 22, 2019
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ George H. Haas, IV	Chief Financial Officer, Chief	February 22, 2019
George H. Haas, IV	Investment Officer, and Director
(Principal Financial and Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 22, 2019
W Coleman Bitting

/s/ Frank P. Filipps	Independent Director	February 22, 2019
Frank P. Filipps

/s/ Ava L. Parker	Independent Director	February 22, 2019
Ava L. Parker

/s/ Paula Morabito	Independent Director	February 22, 2019
Paula Morabito

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

3.2	Certificate of Correction of Orchid Island Capital, Inc.**
3.3
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.1
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC, dated as of February 20, 2013 (filed as Exhibit 10.2 to the Company's Current Report on Form 8 K filed on April 3, 2014 and incorporated herein by reference)*

10.2	First Amendment to Management Agreement, effective as of April 1, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on April 3, 2014 and incorporated herein by reference)*
10.3	Second Amendment to Management Agreement, effective as of June 30, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on July 3, 2014 and incorporated herein by reference)*
10.4
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.5
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.6
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.7
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.8
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.9
Performance Unit Award Agreement by Orchid Island Capital, Inc. to George H. Haas, IV dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*

10.10	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
10.11	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)*
10.12	2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed on April 28, 2017 and incorporated herein by reference)*
10.13	2018 Long Term Incentive Compensation Plan (filed as Exhibit 10.5 to Form 10-Q filed on April 27, 2018 and incorporated herein by reference)*
10.14	Form of Deferred Stock Unit Grant Notice and Agreement (filed as Exhibit 10.6 to Form 10-Q filed on April 27, 2018 and incorporated herein by reference)*
21.1	Subsidiaries of the Company**
23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

* Represents a management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.
**** Submitted electronically herewith.