Form 10-Q
period 2019-03-31
Orchid Island Capital, Inc.
filed 2019-04-26
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Number of shares outstanding at April 26, 2019: 51,370,166

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,029,117	$2,991,586
Unpledged	59,397	22,917
Total mortgage-backed securities	3,088,514	3,014,503
Cash and cash equivalents	125,933	108,282
Restricted cash	16,998	17,981
Accrued interest receivable	12,585	13,241
Derivative assets, at fair value	13,199	16,885
Receivable for securities sold, pledged to counterparties	-	221,746
Other assets	518	2,993
Total Assets	$3,257,747	$3,395,631

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,866,738	$3,025,052
Payable for unsettled securities purchased	35,026	-
Dividends payable	3,995	3,931
Derivative liabilities, at fair value	5,346	5,947
Accrued interest payable	5,146	6,445
Due to affiliates	541	654
Other liabilities	541	17,523
Total Liabilities	2,917,333	3,059,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 49,937,700 shares issued and outstanding as of March 31, 2019 and 49,132,423 shares issued
and outstanding as of December 31, 2018	499	491
Additional paid-in capital	373,705	379,975
Accumulated deficit	(33,790)	(44,387)
Total Stockholders' Equity	340,414	336,079
Total Liabilities and Stockholders' Equity	$3,257,747	$3,395,631
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018
($ in thousands, except per share data)

	2019	2018
Interest income	$32,433	$39,935
Interest expense	(18,892)	(15,149)
Net interest income	13,541	24,786
Realized gains (losses) on mortgage-backed securities	243	(8,338)
Unrealized gains (losses) on mortgage-backed securities	18,041	(71,712)
(Losses) gains on derivative instruments	(19,032)	41,994
Net portfolio income (loss)	12,793	(13,270)

Expenses:
Management fees	1,285	1,712
Allocated overhead	323	382
Accrued incentive compensation	(408)	11
Directors' fees and liability insurance	253	252
Audit, legal and other professional fees	301	296
Direct REIT operating expenses	375	403
Other administrative	67	51
Total expenses	2,196	3,107

Net income (loss)	$10,597	$(16,377)

Basic and diluted net income (loss) per share	$0.22	$(0.31)

Weighted Average Shares Outstanding	48,904,587	53,065,845

Dividends declared per common share	$0.24	$0.31
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2018	$531	$461,680	$-	$462,211
Net loss	-	-	(16,377)	(16,377)
Cash dividends declared, $0.31 per share	-	(16,463)	-	(16,463)
Issuance of common stock pursuant to stock based
compensation plan	-	35	-	35
Amortization of stock based compensation	-	45	-	45
Balances, March 31, 2018	$531	$445,297	$(16,377)	$429,451

Balances, January 1, 2019	$491	$379,975	$(44,387)	$336,079
Net income	-	-	10,597	10,597
Cash dividends declared, $0.24 per share	-	(11,824)	-	(11,824)
Issuance of common stock pursuant to public offerings, net	13	8,490	-	8,503
Issuance of common stock pursuant to stock based
compensation plan	-	41	-	41
Amortization of stock based compensation	-	42	-	42
Shares repurchased and retired	(5)	(3,019)	-	(3,024)
Balances, March 31, 2019	$499	$373,705	$(33,790)	$340,414
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018
($ in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,597	$(16,377)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation	83	80
Realized and unrealized (gains) losses on mortgage-backed securities	(18,284)	80,050
Realized and unrealized losses (gains) on interest rate swaptions	378	(1,717)
Realized and unrealized losses (gains) on interest rate swaps	2,522	(11,576)
Realized losses (gains) on forward settling to-be-announced securities	4,641	(8,407)
Changes in operating assets and liabilities:
Accrued interest receivable	696	(1,105)
Other assets	(339)	(251)
Accrued interest payable	(1,299)	636
Other liabilities	(477)	218
Due from affiliates	(113)	(1)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,595)	41,550

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(547,417)	(517,829)
Sales	655,359	228,691
Principal repayments	94,785	78,720
(Payments on) proceeds from net settlement of to-be-announced securities	(11,146)	9,161
Purchase of derivative financial instruments, net of margin cash received	(8,723)	10,622
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	182,858	(190,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	11,573,937	13,098,449
Principal payments on repurchase agreements	(11,732,251)	(13,012,955)
Cash dividends	(11,760)	(19,116)
Proceeds from issuance of common stock, net of issuance costs	8,503	-
Common stock repurchases	(3,024)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(164,595)	66,378

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,668	(82,707)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	126,263	246,712
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$142,931	$164,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,190	$14,513

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$35,026	$32,054
Securities sold settled in later period	-	159,300
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2019

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

On August 2, 2017, Orchid entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through March 31, 2019, the Company issued a total of 9,013,946 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $84.6 million, and net proceeds of approximately $83.3 million, net of commissions and fees. Subsequent to March 31, 2019, the Company issued an additional 1,432,466 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $9.6 million, and net proceeds of approximately $9.5 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Variable Interest Entities (“VIEs”)

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

(in thousands)
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$125,933	$108,282
Restricted cash	16,998	17,981
Total cash, cash equivalents and restricted cash	$142,931	$126,263

The Company maintains cash balances at three banks and excess margin on account with two exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2019, the Company’s cash deposits exceeded federally insured limits by approximately $123.5 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed certificates issued by Freddie Mac, Fannie Mae or Ginnie Mae (“RMBS”), collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. We refer to IO and IIO securities as structured RMBS. The Company has elected to account for its investment in RMBS under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT RMBS securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of RMBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying statements of operations.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar and T-Note futures contracts, interest rate swaps, interest rate swaptions and TBA securities are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 12 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of March 31, 2019 and December 31, 2018 due to the short-term nature of these financial instruments.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019.  Early application is permitted for fiscal periods beginning after December 15, 2018.  The Company does not expect that the adoption of this ASU will have a significant effect on its financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of March 31, 2019 and December 31, 2018:

(in thousands)
	March 31, 2019	December 31, 2018
Pass-Through RMBS Certificates:
Adjustable-rate Mortgages	$1,217	$1,437
Fixed-rate Mortgages	2,245,280	2,130,974
Fixed-rate CMOs	717,995	741,926
Total Pass-Through Certificates	2,964,492	2,874,337
Structured RMBS Certificates:
Interest-Only Securities	99,804	116,415
Inverse Interest-Only Securities	24,218	23,751
Total Structured RMBS Certificates	124,022	140,166
Total	$3,088,514	$3,014,503

The following table summarizes the Company’s RMBS portfolio as of March 31, 2019 and December 31, 2018, according to the contractual maturities of the securities in the portfolio. Actual maturities of RMBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2019	December 31, 2018
Greater than five years and less than ten years	$2,681	$5,696
Greater than or equal to ten years	3,085,833	3,008,807
Total	$3,088,514	$3,014,503

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2019, the Company had met all margin call requirements.

As of March 31, 2019, the Company had outstanding repurchase obligations of approximately $2,866.7 million with a net weighted average borrowing rate of 2.70%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,041.4 million, and cash pledged to the counterparties of approximately $6.8 million.  As of December 31, 2018, the Company had outstanding repurchase obligations of approximately $3,025.1 million with a net weighted average borrowing rate of 2.65%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $3,214.4 million, and cash pledged to the counterparties of approximately $7.0 million.

As of March 31, 2019 and 2018, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2019
Fair market value of securities pledged, including
accrued interest receivable	$85,828	$1,109,913	$1,845,628	$-	$3,041,369
Repurchase agreement liabilities associated with
these securities	$82,642	$1,038,199	$1,745,897	$-	$2,866,738
Net weighted average borrowing rate	2.85%	2.73%	2.67%	-	2.70%
December 31, 2018
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,720,804	$1,493,565	$-	$3,214,369
Repurchase agreement liabilities associated with
these securities	$-	$1,611,185	$1,413,867	$-	$3,025,052
Net weighted average borrowing rate	-	2.72%	2.57%	-	2.65%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2019, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $176.3 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at March 31, 2019 and December 31, 2018.

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

In addition, the Company utilizes TBA securities as a means of investing in and financing PT RMBS or as a means of reducing its exposure to PT RMBS. The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception and throughout the term of the TBA securities that it will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade.

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2019 and December 31, 2018.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2019	December 31, 2018
Assets
Interest rate swaps	Derivative assets, at fair value	$13,146	$16,762
Payer swaptions	Derivative assets, at fair value	53	123
Total derivative assets, at fair value		$13,199	$16,885

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$1,111	$2,205
TBA securities	Derivative liabilities, at fair value	4,235	3,742
Total derivative liabilities, at fair value		$5,346	$5,947

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$2,347	$4,711
TBA securities	Restricted cash	3,064	6,236
Interest rate swaption contracts	Other liabilities	-	(268)
Interest rate swap contracts	Restricted cash	4,812	-
Interest rate swap contracts	Other liabilities	-	(14,308)
Total margin balances on derivative contracts		$10,223	$(3,629)

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-Note futures positions at March 31, 2019 and December 31, 2018.

($ in thousands)
	March 31, 2019
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$400,000	2.76%	2.46%	$(909)
2020	500,000	2.97%	2.21%	(3,799)
Total / Weighted Average	$457,143	2.89%	2.31%	$(4,708)

Treasury Note Futures Contracts (Short Position)(2)
June 2019 5-year T-Note futures
(Jun 2019 - Dec 2024 Hedge Period)	$165,000	2.86%	2.62%	$(1,789)

($ in thousands)
	December 31, 2018
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$1,650,000	2.25%	2.64%	$7,036
2020	1,800,000	2.74%	2.45%	(4,503)
Total / Weighted Average	$1,725,000	2.51%	2.54%	$2,533

Treasury Note Futures Contracts (Short Position)(2)
March 2019 5 year T-Note futures
(Mar 2019 - Mar 2024 Hedge Period)	$165,000	3.22%	2.83%	$(3,185)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $115.83 at March 31, 2019 and $114.69 at December 31, 2018.  The notional contract values of the short positions were $191.1 million and $185.6 million at March 31, 2019 and December 31, 2018, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate (“LIBOR”) ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at March 31, 2019 and December 31, 2018.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
March 31, 2019
Expiration > 1 to ≤ 3 years	$1,100,000	1.67%	2.69%	$8,757	1.3
Expiration > 3 to ≤ 5 years	660,000	2.15%	2.63%	3,278	4.6
	$1,760,000	1.85%	2.66%	$12,035	2.5
December 31, 2018
Expiration > 1 to ≤ 3 years	$1,000,000	1.62%	2.63%	$10,365	1.4
Expiration > 3 to ≤ 5 years	260,000	2.01%	2.68%	4,192	3.4
	$1,260,000	1.70%	2.64%	$14,557	1.8

The table below presents information related to the Company’s interest rate swaption positions at March 31, 2019 and December 31, 2018.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
March 31, 2019
≤ 1 year
Payer Swaptions	$308	$53	2.3	$100,000	2.71%	3 Month	7.0
December 31, 2018
≤ 1 year
Payer Swaptions	$7,805	$123	1.4	$700,000	3.20%	3 Month	9.0

The following table summarizes our contracts to purchase and sell TBA securities as of March 31, 2019 and December 31, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2019
30-Year TBA securities:
3.0%	$(200,000)	$(194,896)	$(199,131)	$(4,235)
Total	$(200,000)	$(194,896)	$(199,131)	$(4,235)
December 31, 2018
30-Year TBA securities:
3.0%	$(250,000)	$(240,164)	$(243,906)	$(3,742)
Total	$(250,000)	$(240,164)	$(243,906)	$(3,742)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in our balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2019 and 2018.

(in thousands)
	2019	2018
Eurodollar futures contracts (short positions)	$(10,041)	$14,541
T-Note futures contracts (short position)	(1,677)	6,821
Interest rate swaps	(2,295)	10,508
Receiver swaptions	-	(349)
Payer swaptions	(378)	2,066
Net TBA securities	(4,641)	8,407
Total	$(19,032)	$41,994

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2019 and December 31, 2018.

(in thousands)
	March 31, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$2,918,623	$-	$2,918,623	$2,854,540	$10,776	$2,865,316
Structured RMBS - fair value	110,494	-	110,494	126,270	-	126,270
Accrued interest on pledged securities	12,253	-	12,253	12,904	35	12,939
Receivable for securities sold	-	-	-	220,654	-	220,654
Restricted cash	6,775	10,223	16,998	7,034	10,947	17,981
Total	$3,048,145	$10,223	$3,058,368	$3,221,402	$21,758	$3,243,160

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements and derivative agreements as of March 31, 2019 and December 31, 2018.

(in thousands)
	March 31, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$4,201	$-	$4,201	$3,852	$14,576	$18,428
PT RMBS - fair value	-	-	-	1,557	-	1,557
U.S. Treasury securities - fair value	954	-	954	180	-	180
Total	$5,155	$-	$5,155	$5,589	$14,576	$20,165

PT RMBS and U.S. Treasury securities received as margin under our repurchase agreements are not recorded in the balance sheets because the counterparty retains ownership of the security. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the balance sheets.

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2019 and December 31, 2018.

(in thousands)
Offsetting of Assets
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2019
Interest rate swaps	$13,146	$-	$13,146	$-	$-	$13,146
Interest rate swaptions	53	-	53	-	-	53
	$13,199	$-	$13,199	$-	$-	$13,199
December 31, 2018
Interest rate swaps	$16,762	$-	$16,762	$-	$(14,308)	$2,454
Interest rate swaptions	123	-	123	-	(123)	-
	$16,885	$-	$16,885	$-	$(14,431)	$2,454

(in thousands)
Offsetting of Liabilities
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2019
Repurchase Agreements	$2,866,738	$-	$2,866,738	$(2,859,963)	$(6,775)	$-
Interest rate swaps	1,111	-	1,111	-	(1,111)	-
TBA securities	4,235	-	4,235	-	(3,064)	1,171
	$2,872,084	$-	$2,872,084	$(2,859,963)	$(10,950)	$1,171
December 31, 2018
Repurchase Agreements	$3,025,052	$-	$3,025,052	$(3,018,018)	$(7,034)	$-
Interest rate swaps	2,205	-	2,205	-	-	2,205
TBA securities	3,742	-	3,742	-	(3,742)	-
	$3,030,999	$-	$3,030,999	$(3,018,018)	$(10,776)	$2,205

The amounts disclosed for collateral received by or posted to the same counterparty up to and not exceeding the net amount of the asset or liability presented in the balance sheets.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented. See Note 5 for a discussion of collateral posted or received against or for repurchase obligations and derivative instruments.

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During the three months ended March 31, 2019, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during 2018.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2019
At the Market Offering Program(3)	First Quarter	$6.84	1,267,894	$8,503
At the Market Offering Program(3)(4)	Second Quarter	6.74	1,432,466	9,504
Total			2,700,360	$18,007

(1)	Weighted average price received per share is before deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into six equity distribution agreements, five of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.
(4)	Shares issued in the second quarter of 2019 are not reflected in the Company's financial statements as of March 31, 2019.

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

From the inception of the stock repurchase program through March 31, 2019, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share.  During the three months ended March 31, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. The remaining authorization under the repurchase program as of March 31, 2019 was 857,202 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019 - YTD(1)	0.320	15,824
Totals	$10.225	$249,796

(1)
On April 17, 2019, the Company declared a dividend of $0.08 per share to be paid on May 31, 2019.  The effect of this dividend is included in the table above, but is not reflected in the Company’s financial statements as of March 31, 2019.

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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plan to certain executive officers and employees of its Manager. The Company’s non-employee directors received grants of immediately vested common stock for their service to the Company during the first quarter of 2018. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2019 and 2018.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2019	2018
Fully vested shares granted	-	3,886
Weighted average grant date price per share	$-	$9.28
Compensation expense related to fully vested shares of common stock awards	$-	$36

Performance Units

The Company has issued, and may in the future issue additional, performance units under the Incentive Plan to certain executive officers and employees of its Manager.  “Performance Units” vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company’s common stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company.  Compensation expense for the Performance Units is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the three months ended March 31, 2019 and 2018.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	43,672	$8.34	41,693	$9.95
Vested and issued	(8,173)	9.08	(6,406)	10.28
Unvested, end of period	35,499	$8.17	35,287	$9.89

Compensation expense during period		$42		$45
Unrecognized compensation expense, end of period		$115		$121
Intrinsic value, end of period		$234		$260
Weighted-average remaining vesting term (in years)		1.0		0.9

Deferred Stock Units

Beginning with the second quarter of 2018, non-employee directors received a portion of their compensation in the form of deferred stock unit awards (“DSUs”) pursuant to the Incentive Plan.  Each DSU represents a right to receive one share of the Company’s common stock. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant.  The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock.  These dividend equivalent rights are settled in cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock.

The following table presents information related to the DSUs outstanding during the three months ended March 31, 2019.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	12,434	$-	-	$-
Granted and vested	7,350	6.41	-	-
Issued	-	-	-	-
Outstanding, end of period	19,784	$7.01	-	$-

Compensation expense during period		$45		$-
Intrinsic value, end of period		$130		$-

There were no DSUs issued during the three months ended March 31, 2018.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2019.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible Performance Units that were outstanding during the three months ended March 31, 2019 and 2018. The basic and diluted per share computations include these unvested Performance Units if there is income available to common stock, as they have dividend participation rights. The Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2019 and 2018.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2019	2018
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$10,597	$(16,377)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	49,938	53,072
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	55	-
Effect of weighting	(1,088)	(6)
Weighted average shares-basic and diluted	48,905	53,066
Net income (loss) per common share:
Basic and diluted	$0.22	$(0.31)
Anti-dilutive incentive shares not included in calculation.	-	42

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

The Company's RMBS, interest rate swaps, interest rate swaptions and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company’s securities. These techniques include observing the most recent market for like or identical assets, spread pricing techniques (option adjusted spread, zero volatility spread, spread to the U.S. Treasury curve or spread to a benchmark such as a TBA), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the three months ended March 31, 2019 and 2018. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Mortgage-backed securities	$3,088,514	$-	$3,088,514	$-
Interest rate swaps	12,036	-	12,036	-
Interest rate swaptions	53	-	53	-
TBA securities	(4,235)	-	(4,235)	-
December 31, 2018
Mortgage-backed securities	$3,014,503	$-	$3,014,503	$-
Interest rate swaps	14,557	-	14,557	-
Interest rate swaptions	123	-	123	-
TBA securities	(3,742)	-	(3,742)	-

During the three months ended March 31, 2019 and 2018, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $1.6 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the net amount due to affiliates was approximately $0.5 million and $0.7 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2019, Bimini owned 1,520,036 shares, or 3.0%, of the Company’s common stock.

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

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS, consisting of mortgage pass-through certificates issued by Fannie Mae, Freddie Mac or Ginnie Mae (the “GSEs”) and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT RMBS”) and (ii) structured Agency RMBS, such as interest-only securities (“IOs”), inverse interest-only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013.  We are externally managed by Bimini Advisors, a registered investment adviser with the Securities and Exchange Commission (the “SEC”).

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

The Company’s common stock trades on the New York Stock Exchange under the symbol “ORC”.

Capital Raising Activities

On August 2, 2017, we entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through March 31, 2019, we issued a total of 9,013,946 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $84.6 million, and net proceeds of approximately $83.3 million, net of commissions and fees.

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

From the inception of the stock repurchase program through March 31, 2019, we have repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share.  During the three months ended March 31, 2019, we repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. The remaining authorization under the repurchase program as of March 31, 2019 was 857,202 shares.

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2019, as compared to the Company’s results of operations for the three months ended March 31, 2018.

Net Income (Loss) Summary

Net income for the three months ended March 31, 2019 was $10.6 million, or $0.22 per share. Net loss for the three months ended March 31, 2018 was $16.4 million, or $0.31 per share. The components of net income (loss) for the three months ended March 31, 2019 and 2018, along with the changes in those components are presented in the table below:

(in thousands)
	2019	2018	Change
Interest income	$32,433	$39,935	$(7,502)
Interest expense	(18,892)	(15,149)	(3,743)
Net interest income	13,541	24,786	(11,245)
Losses on RMBS and derivative contracts	(748)	(38,056)	37,308
Net portfolio income (deficiency)	12,793	(13,270)	26,063
Expenses	(2,196)	(3,107)	911
Net income (loss)	$10,597	$(16,377)	$26,974

GAAP and Non-GAAP Reconciliations

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including “Net Earnings Excluding Realized and Unrealized Gains and Losses”, “Economic Interest Expense” and “Economic Net Interest Income.”

Net Earnings Excluding Realized and Unrealized Gains and Losses

We have elected to account for our Agency RMBS under the fair value option. Securities held under the fair value option are recorded at estimated fair value, with changes in the fair value recorded as unrealized gains or losses through the statements of operations.

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
March 31, 2019	$10,597	$(748)	$11,345	$0.22	$(0.02)	$0.24
December 31, 2018	(26,397)	(40,707)	14,310	(0.52)	(0.80)	0.28
September 30, 2018	(2,959)	(20,150)	17,191	(0.06)	(0.39)	0.33
June 30, 2018	1,346	(17,734)	19,080	0.03	(0.34)	0.37
March 31, 2018	(16,377)	(38,055)	21,678	(0.31)	(0.72)	0.41

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note (“T-Note”) futures contracts, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

We have not elected to designate our derivative holdings for hedge accounting treatment under FASB ASC, Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Eurodollar and U.S. Treasury futures, and interest rate swaps and swaptions, that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

We believe that economic interest expense and economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help management to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations. The unrealized gains or losses on derivative instruments presented in our statements of operations are not necessarily representative of the total interest rate expense that we will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter during 2019 to date and 2018.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2019	$(19,032)	$(4,641)	$2,427	$(16,818)
December 31, 2018	(45,235)	(8,737)	784	$(37,282)
September 30, 2018	12,693	3,293	272	$9,128
June 30, 2018	14,859	1,564	(852)	$14,147
March 31, 2018	41,994	8,407	(3,011)	$36,598

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2019	$32,433	$18,892	$2,427	$16,465	$13,541	$15,968
December 31, 2018	37,002	19,739	784	18,955	17,263	18,047
September 30, 2018	39,054	18,893	272	18,621	20,161	20,433
June 30, 2018	38,590	16,579	(852)	17,431	22,011	21,159
March 31, 2018	39,935	15,149	(3,011)	18,160	24,786	21,775

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the three months ended March 31, 2019, we generated $13.5 million of net interest income, consisting of $32.4 million of interest income from RMBS assets offset by $18.9 million of interest expense on borrowings.  For the comparable period ended March 31, 2018, we generated $24.8 million of net interest income, consisting of $39.9 million of interest income from RMBS assets offset by $15.1 million of interest expense on borrowings.   The $7.5 million decrease in interest income was due to the $693.8 million decrease in average RMBS, combined with a 2 basis point ("bps") decrease in the yield on average RMBS. The $3.7 million increase in interest expense was due to an 88 bps increase in the average cost of funds, partially offset by a $630.6 million decrease in average outstanding borrowings. We had fewer assets and borrowings during the first quarter of 2019 compared to the first quarter of 2018 as a result of stock repurchases and a reduction in the valuation of our assets, while our leverage ratio was nearly the same during the first quarter of 2019 as it was during the same period in 2018.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2019 and 2018 was $16.5 million and $18.2 million, respectively, resulting in $16.0 million and $21.8 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2019 and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2019	$3,051,509	$32,433	4.25%	$2,945,895	$18,892	$16,465	2.57%	2.24%
December 31, 2018	3,264,230	37,002	4.53%	3,173,428	19,739	18,955	2.49%	2.39%
September 30, 2018	3,601,776	39,054	4.34%	3,385,829	18,893	18,621	2.23%	2.20%
June 30, 2018	3,717,690	38,590	4.15%	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,745,298	39,935	4.27%	3,576,533	15,149	18,160	1.69%	2.03%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2019	$13,541	$15,968	1.68%	2.01%
December 31, 2018	17,263	18,047	2.04%	2.14%
September 30, 2018	20,161	20,433	2.11%	2.14%
June 30, 2018	22,011	21,159	2.27%	2.18%
March 31, 2018	24,786	21,775	2.58%	2.24%

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

Interest Income and Average Asset Yield

Our interest income for the three months ended March 31, 2019 and 2018 was $32.4 million and $39.9 million, respectively.  We had average RMBS holdings of $3,051.5 million and $3,745.3 million for the three months ended March 31, 2019 and 2018, respectively.  The yield on our portfolio was 4.25% and 4.27% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, there was a $7.5 million decrease in interest income due to a $693.8 million decrease in average RMBS, combined with a 2 bps decrease in the yield on average RMBS.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for each quarter in 2019 and 2018.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
March 31, 2019	$2,919,415	$132,094	$3,051,509	$30,328	$2,105	$32,433	4.16%	6.37%	4.25%
December 31, 2018	3,126,639	137,591	3,264,230	34,648	2,354	37,002	4.43%	6.84%	4.53%
September 30, 2018	3,463,325	138,451	3,601,776	36,716	2,338	39,054	4.24%	6.76%	4.34%
June 30, 2018	3,572,540	145,150	3,717,690	36,273	2,317	38,590	4.06%	6.38%	4.15%
March 31, 2018	3,610,527	134,771	3,745,298	38,725	1,210	39,935	4.29%	3.59%	4.27%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $2,945.9 million and $3,576.5 million and total interest expense of $18.9 million and $15.1 million for the three months ended March 31, 2019 and 2018, respectively. Our average cost of funds was 2.57% and 1.69% for the three months ended March 31, 2019 and 2018, respectively.  Contributing to the increase in interest expense was an 88 bps increase in the average cost of funds, partially offset by a $630.6 million decrease in average outstanding borrowings during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  The higher cost of funds for the three months ended March 31, 2019, compared to the same period in 2018, reflects the higher short-term rates as presented in the table below.

Our economic interest expense was $16.5 million and $18.2 million for the three months ended March 31, 2019 and 2018, respectively. There was a 21 bps increase in the average economic cost of funds to 2.24% for the three months ended March 31, 2019 from 2.03% for the three months ended March 31, 2018. The reason for the increase in economic cost of funds is primarily due to the increase in the cost of our borrowings noted above.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 6 bps above the average one-month LIBOR and 20 bps below the average six-month LIBOR for the quarter ended March 31, 2019.  Our average economic cost of funds was 27 bps below the average one-month LIBOR and 53 bps below the average six-month LIBOR for the quarter ended March 31, 2019. The average term to maturity of the outstanding repurchase agreements was 35 days at March 31, 2019 and 31 days at December 31, 2018.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2019 and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
Three Months Ended	Borrowings	Basis	Basis	Basis	Basis
March 31, 2019	$2,945,895	$18,892	$16,465	2.57%	2.24%
December 31, 2018	3,173,428	19,739	18,955	2.49%	2.39%
September 30, 2018	3,385,829	18,893	18,621	2.23%	2.20%
June 30, 2018	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,576,533	15,149	18,160	1.69%	2.03%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2019	2.51%	2.77%	0.06%	(0.20)%	(0.27)%	(0.53)%
December 31, 2018	2.39%	2.74%	0.10%	(0.25)%	0.00%	(0.35)%
September 30, 2018	2.17%	2.55%	0.06%	(0.32)%	0.03%	(0.35)%
June 30, 2018	1.99%	2.48%	(0.11)%	(0.60)%	(0.02)%	(0.51)%
March 31, 2018	1.69%	2.11%	0.00%	(0.42)%	0.34%	(0.08)%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2019 and 2018.

(in thousands)
	2019	2018	Change
Realized gains (losses) on sales of RMBS	$243	$(8,338)	$8,581
Unrealized gains (losses) on RMBS	18,041	(71,712)	89,753
Total gains (losses) on RMBS	18,284	(80,050)	98,334
(Losses) gains on interest rate futures	(11,718)	21,362	(33,080)
(Losses) gains on interest rate swaps	(2,295)	10,508	(12,803)
Losses on receiver swaptions	-	(349)	349
(Losses) gains on payer swaptions	(378)	2,066	(2,444)
(Losses) gains on TBA securities	(4,641)	8,407	(13,048)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2019 and 2018, we received proceeds of $655.4 million and $228.7 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2019 and 2018.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were approximately $2.2 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively.  The table below presents a breakdown of operating expenses for the three months ended March 31, 2019 and 2018.

(in thousands)
	2019	2018	Change
Management fees	$1,285	$1,712	$(427)
Overhead allocation	323	382	(59)
Accrued incentive compensation	(408)	11	(419)
Directors fees and liability insurance	253	252	1
Audit, legal and other professional fees	301	296	5
Other direct REIT operating expenses	375	403	(28)
Other expenses	67	51	16
Total expenses	$2,196	$3,107	$(911)

We are externally managed and advised by Bimini Advisors, LLC (the “Manager”) pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2020 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Company’s month end equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Company’s month end equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Company’s month end equity that is greater than $500 million.

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2019 and 2018.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
March 31, 2019	$3,051,509	$363,204	$1,285	$323	$1,608
December 31, 2018	3,264,230	395,911	1,404	433	1,837
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	382	2,094

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2019, our RMBS portfolio consisted of $3,088.5 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.12%.  During the three months ended March 31, 2019, we received principal repayments of $94.8 million compared to $78.7 million for the three months ended March 31, 2018.  The average prepayment speeds for the quarters ended March 31, 2019 and 2018 were 9.2% and 7.7%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2019	9.5	8.4	9.2
December 31, 2018	6.7	9.0	7.2
September 30, 2018	7.5	11.5	8.6
June 30, 2018	8.7	11.8	9.8
March 31, 2018	6.5	11.6	7.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of March 31, 2019 and December 31, 2018:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2019
Adjustable Rate RMBS	$1,217	0.0%	4.78%	186	1-Sep-35	2.16	10.10%	2.89%
Fixed Rate RMBS	2,245,280	72.7%	4.35%	297	1-Mar-49	NA	NA	NA
Fixed Rate CMOs	717,995	23.2%	4.26%	344	15-Oct-44	NA	NA	NA
Total Mortgage-backed Pass-through	2,964,492	95.9%	4.33%	308	1-Mar-49	NA	NA	NA
Interest-Only Securities	99,804	3.2%	3.74%	252	15-Jul-47	NA	NA	NA
Inverse Interest-Only Securities	24,218	0.9%	2.64%	294	25-Jul-48	NA	4.51%	NA
Total Structured RMBS	124,022	4.1%	3.49%	261	25-Jul-48	NA	NA	NA
Total Mortgage Assets	$3,088,514	100.0%	4.12%	296	1-Mar-49	NA	NA	NA
December 31, 2018
Adjustable Rate RMBS	$1,437	0.0%	4.75%	190	1-Sep-35	4.51	10.04%	2.76%
Fixed Rate RMBS	2,130,974	70.7%	4.28%	275	1-Nov-48	NA	NA	NA
Fixed Rate CMOs	741,926	24.6%	4.27%	348	15-Oct-44	NA	NA	NA
Total Mortgage-backed Pass-through	2,874,337	95.3%	4.27%	294	1-Nov-48	NA	NA	NA
Interest-Only Securities	116,415	3.9%	3.74%	254	25-Jul-48	NA	NA	NA
Inverse Interest-Only Securities	23,751	0.8%	2.65%	297	15-Jul-47	NA	4.52%	NA
Total Structured RMBS	140,166	4.7%	3.55%	264	25-Jul-48	NA	NA	NA
Total Mortgage Assets	$3,014,503	100.0%	4.06%	286	1-Nov-48	NA	NA	NA

($ in thousands)
	March 31, 2019		December 31, 2018
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$1,527,470	49.5%	$1,527,055	50.7%
Freddie Mac	1,557,610	50.4%	1,483,406	49.2%
Ginnie Mae	3,434	0.1%	4,042	0.1%
Total Portfolio	$3,088,514	100.0%	$3,014,503	100.0%

	March 31, 2019	December 31, 2018
Weighted Average Pass-through Purchase Price	$104.59	$104.57
Weighted Average Structured Purchase Price	$15.14	$15.14
Weighted Average Pass-through Current Price	$105.11	$103.64
Weighted Average Structured Current Price	$12.89	$14.04
Effective Duration (1)	1.450	2.078

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 1.450 indicates that an interest rate increase of 1.0% would be expected to cause a 1.450% decrease in the value of the RMBS in the Company’s investment portfolio at March 31, 2019.  An effective duration of 2.078 indicates that an interest rate increase of 1.0% would be expected to cause a 2.078% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2018. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2019 and 2018, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2019			2018
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$582,403	$105.37	3.51%	$520,778	$106.30	3.01%
Structured RMBS	-	-	-	27,729	21.50	5.39%

Borrowings

As of March 31, 2019, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 21 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2019, we had obligations outstanding under the repurchase agreements of approximately $2,866.7 million with a net weighted average borrowing cost of 2.70%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 87 days, with a weighted average remaining maturity of 35 days.  Securing the repurchase agreement obligations as of March 31, 2019 are RMBS with an estimated fair value, including accrued interest, of approximately $3,041.4 million and a weighted average maturity of 299 months, and cash pledged to counterparties of approximately $6.8 million.  Through April 26, 2019, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2019 with maturities through April 9, 2020.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2019 and 2018.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
March 31, 2019	$2,866,738	$3,022,771	$2,945,895	$(79,157)	(2.69)%
December 31, 2018	3,025,052	3,356,691	3,173,428	(148,376)	(4.68)%
September 30, 2018	3,321,803	3,532,904	3,385,829	(64,026)	(1.89)%
June 30, 2018	3,449,854	3,637,286	3,534,567	(84,713)	(2.40)%
March 31, 2018	3,619,280	3,931,856	3,576,533	42,747	1.20%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2019, haircuts on our pledged collateral remained stable and as of March 31, 2019, our weighted average haircut was approximately 5.2% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$2,866,738	$-	$-	$-	$2,866,738
Interest expense on repurchase agreements(1)	12,363	-	-	-	12,363
Totals	$2,879,101	$-	$-	$-	$2,879,101

(1)	Interest expense on repurchase agreements is based on current interest rates as of March 31, 2019 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of March 31, 2019, we had cash and cash equivalents of $125.9 million.  We generated cash flows of $127.2 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $2,945.9 million during the three months ended March 31, 2019.

Stockholders’ Equity

On August 2, 2017, we entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through March 31, 2019, we issued a total of 9,013,946 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $84.6 million, and net proceeds of approximately $83.3 million, net of commissions and fees.

Outlook

The turmoil that swept global markets came to an end during the first quarter of 2019.  The central banks in the United States, the European Union and China, as well as Japan, appear now to be aligned in their monetary policy.  The major central banks across the globe now have an accommodative stance. In the case of the U.S. Federal Reserve (the “Fed”), this meant the bank ended a prolonged tightening cycle in December 2018 and moved to a balanced outlook.  The Fed communicated its pivot away from tightening over the course of the three meetings in December 2018, January 2019 and March 2019.  Public comments by various Fed officials between these meetings reinforced the message.  At the March 2019 meeting, the Fed finally made it definitive that the tightening cycle was over, surprising the market somewhat and leading to a renewed rally lower in interest rates in the U.S. and triggering a further rally in risk assets across the globe. The Fed also announced it intends to slow the reduction of its balance sheet beginning later this year.  This means it will resume larger reinvestment of principal and interest payments on its portfolio, but reinvest in U.S. Treasury securities.

Growth in the U.S. economy during the first quarter of 2019 was much slower than the rate of growth experienced in 2018, but was not as low as was feared in December 2018.  Incoming domestic economic data has rebounded as financial conditions have eased and there appear to be green shoots in China and Europe, indicating that the worst may be over in those two very important economies.  The markets now appear comfortable in the assumptions that central banks will respond quickly to signs of economic distress and will not remove accommodation over the foreseeable future.  This outlook has allowed risk assets to perform very well and interest rates to stabilize as volatility recedes.

As the second quarter of 2019 gets underway, signs of the economic recovery across the globe continue to appear and risk assets have continued to perform well.  Interest rates have drifted higher, although, in the case of the U.S., short maturity U.S. Treasury securities, out to the five-year point, remain at or below the effective Federal Funds level of 2.41%.  This is consistent with the notion that there will be no further rate increases from the Fed this cycle.

The Agency RMBS market generated a return of 2.3% during the first quarter of 2019 (per ICE Data indices).   This compares with 13.6% for the S&P 500, 7.4% for the high yield corporate index, 5.0% for the investment grade corporate index, and 2.2% for the U.S. Treasury index. Various components of the credit sensitive RMBS markets generated returns between 1.0% for floating rate agency credit risk transfer (“CRT”) M1 tranches to 5.4% for longer duration, fixed rate agency CRT B1 tranches.  This relative performance clearly demonstrates the markets’ preference for risky assets during the quarter.  Within the Agency RMBS market, returns were generally a function of the duration of the security, with 30-year, fixed rate securities outperforming 15-year, fixed rate securities and lower coupon securities outperforming higher coupon securities. With interest rates still materially below levels seen during the fall of 2018, and seasonal prepayment activity expected to accelerate into the spring and summer, prepayment considerations are paramount in security selection and expected returns.  The reduction of purchases by the Fed represents another source of concern for Agency RMBS investors. The market expects refinancing activity and seasonal home turnover to lead to increases in the supply of Agency RMBS.  The extent to which sufficient demand materializes to meet the increased supply will likely be the primary driver of Agency RMBS performance for the second quarter of 2019, and the rest of the year as well.

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

The adopting release for the Final Rule expressly invited Congress to address the treatment of Post-NPR Captives with respect to membership in the FHLB. On January 30, 2018, legislation was introduced in the United States Senate that would permit captive insurance companies that were FHLB members prior to January 19, 2016 to restore or continue their membership in the FHLB. In June 2017, legislation was introduced in the United States House of Representatives that would permit a captive insurance company that was admitted to the FHLB prior to September 12, 2014 to continue its membership in the FHLB. The Company joined the FHLB of Cincinnati after September 12, 2014, so the House version of the legislation would not permit the Company to rejoin the FHLB of Cincinnati. It is still uncertain whether legislation on FHLB membership will be adopted, and if so, whether it would permit us to rejoin the FHLB. There can be no way of predicting if any subsequent legislation addressing the status of Post-NPR Captives with respect to the FHLB will be proposed in either house of Congress, the likelihood of passage of any such legislation, and the ultimate effects, if any, on the availability of short-term, low-cost funding provided by the FHLBs to Post-NPR Captives subsequent to the enactment of any such legislation.

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed’s reinvestment of U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency RMBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency RMBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. Beginning in October 2019 principal payments from Agency RMBS or agency debt will be reinvested in U.S. Treasury securities subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency RMBS.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency RMBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency RMBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed’s September 2017 announcement, the cap reached $20 billion per month in October 2018.  At the time of the Fed’s announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency RMBS market and as it was reduced slowly over the course of 2018 and essentially eliminated beyond October 2018, the removal of this source of demand could negatively impact Agency RMBS prices.  The extent this negatively impacts the Agency RMBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency RMBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency RMBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. Beginning in October 2019 principal payments from Agency RMBS or agency debt will be reinvested in U.S. Treasury securities subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency RMBS.

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency RMBS with shorter durations. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than PT RMBS, particularly PT RMBS backed by fixed-rate mortgages.

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

Summary

The severe market volatility that began in the fourth quarter of 2018 ended in early January 2019.  The catalyst was a sharp reversal in the monetary policy bias of the Fed.  The Fed ended a multi-year tightening cycle in December 2018, even though the Fed itself had expected to continue tightening into 2020, per its previous guidance.  Coupled with the European Central banks much more modest pivot away from potential tightening in 2019, the Fed’s actions brought all of the world’s major central banks into alignment with respect to their monetary policy.  The market sensed central banks would be there to backstop the global economy should economic weakness emerge, and there would be no further removal of accommodation over the foreseeable future.  This allowed risk assets to recover quickly during the first quarter and into the second quarter of 2019.  Economic data in the U.S. has recovered since December 2018 and January 2019 and, at least for now, appears to have stabilized.  Growth in the U.S. is expected to return to trend growth levels over the course of the year.  In Europe, the situation is a little more precarious, although Germany and the major economies of the European Union appear to have stopped deteriorating.  The People’s Bank of China continues to introduce stimulus into the Chinese economy, and the growth slowdown in China that occurred in 2018 appears to be bottoming out.  Combined, these developments reflect a global economy that is not as bad as feared in late 2018, and it is clear the world’s central banks are ready to supply further accommodation if needed.

The risk on tone to the market during the first quarter of 2019 led to the more credit sensitive sectors of the structured securities market to outperform.  This was consistent with other markets as well, as the S&P 500 generated a 13.6% return, while the high yield corporate and investment grade corporate indices generated returns of 7.4% and 5.0%, respectively.  The Agency RMBS index generated a return of 2.3%, as duration was the primary driver of relative performance within the sector.  Returns by agency, maturity tenor and coupon ranged from approximately 1.4% to 2.8%.  Going forward, the Agency RMBS market faces potential headwinds as the rally in rates since last fall, coupled with the turn in seasonal housing activity, should lead to a significant increase in the supply of Agency RMBS, all in the absence of the largest source of demand, the Fed.

Critical Accounting Estimates

Our condensed financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting estimates involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2018.

Capital Expenditures

At March 31, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019 - YTD(1)	0.320	15,824
Totals	$10.225	$249,796

(1)
On April 17, 2019, the Company declared a dividend of $0.08 per share to be paid on May 31, 2019.  The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2019.

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

Our portfolio of PT RMBS is typically comprised of adjustable-rate RMBS (“ARMs”), fixed-rate RMBS and hybrid adjustable-rate RMBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT RMBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT RMBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales, and borrowers paying more than their scheduled loan payments, which accelerates the amortization of the loans.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2019 and December 31, 2018, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2019 and December 31, 2018. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and hedge positions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2019
-200 Basis Points	(2.29)%	(20.77)%
-100 Basis Points	(1.27)%	(11.49)%
-50 Basis Points	(0.58)%	(5.27)%
+50 Basis Points	0.27%	2.46%
+100 Basis Points	0.06%	0.53%
+200 Basis Points	(1.62)%	(14.65)%
As of December 31, 2018
-200 Basis Points	(2.73)%	(24.48)%
-100 Basis Points	(1.30)%	(11.62)%
-50 Basis Points	(0.49)%	(4.43)%
+50 Basis Points	0.32%	2.84%
+100 Basis Points	0.89%	8.00%
+200 Basis Points	1.33%	11.96%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2019, we had unrestricted cash and cash equivalents of $125.9 million and unpledged securities of approximately $59.4 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our hedging instrument expirations are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our Agency RMBS and CMOs collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiary is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 22, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2019.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
January 1, 2019 - January 31, 2019	469,975	$6.43	469,975	857,202
February 1, 2019 - February 28, 2019	-	-	-	857,202
March 1, 2019 - March 31, 2019	813	6.58	-	857,202
Totals / Weighted Average	470,788	$6.43	469,975	857,202

(1)
Includes shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment-related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

(2)
On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock. Unless modified or revoked by the Board, the authorization does not expire.

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.

3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-184538) filed on November 28, 2012 and incorporated herein by reference).

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference).
3.3	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 19, 2019 and incorporated herein by reference).
10.1	2019 Long Term Incentive Compensation Plan.*†
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: April 26, 2019	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: April 26, 2019	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)