Form 10-Q
period 2019-06-30
Orchid Island Capital, Inc.
filed 2019-07-26
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(772) 231-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	ORC	NYSE

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

Number of shares outstanding at July 26, 2019: 56,054,298

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,504,942	$2,991,586
Unpledged	22,314	22,917
Total mortgage-backed securities	3,527,256	3,014,503
Cash and cash equivalents	135,561	108,282
Restricted cash	45,532	17,981
Accrued interest receivable	13,865	13,241
Derivative assets, at fair value	4,264	16,885
Receivable for securities sold, pledged to counterparties	-	221,746
Other assets	348	2,993
Total Assets	$3,726,826	$3,395,631

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,329,527	$3,025,052
Dividends payable	4,343	3,931
Derivative liabilities, at fair value	21,404	5,947
Accrued interest payable	10,054	6,445
Due to affiliates	554	654
Other liabilities	1,286	17,523
Total Liabilities	3,367,168	3,059,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 54,282,997 shares issued and outstanding as of June 30, 2019 and 49,132,423 shares issued
and outstanding as of December 31, 2018	543	491
Additional paid-in capital	389,372	379,975
Accumulated deficit	(30,257)	(44,387)
Total Stockholders' Equity	359,658	336,079
Total Liabilities and Stockholders' Equity	$3,726,826	$3,395,631
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2019 and 2018
($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Interest income	$68,888	$78,526	$36,455	$38,591
Interest expense	(41,323)	(31,728)	(22,431)	(16,579)
Net interest income	27,565	46,798	14,024	22,012
Realized gains (losses) on mortgage-backed securities	355	(20,513)	112	(12,175)
Unrealized gains (losses) on mortgage-backed securities	44,547	(92,129)	26,506	(20,418)
(Losses) gains on derivative instruments	(53,320)	56,853	(34,288)	14,859
Net portfolio income (loss)	19,147	(8,991)	6,354	4,278

Expenses:
Management fees	2,611	3,318	1,326	1,606
Allocated overhead	650	742	327	361
Accrued incentive compensation	(226)	12	182	1
Directors' fees and liability insurance	490	500	237	248
Audit, legal and other professional fees	665	463	364	167
Direct REIT operating expenses	660	810	285	407
Other administrative	167	194	100	141
Total expenses	5,017	6,039	2,821	2,931

Net income (loss)	$14,130	$(15,030)	$3,533	$1,347

Basic and diluted net income (loss) per share	$0.28	$(0.29)	$0.07	$0.03

Weighted Average Shares Outstanding	50,762,883	52,794,513	52,600,758	52,587,472

Dividends declared per common share	$0.48	$0.58	$0.24	$0.27
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2019 and 2018
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2018	$531	$461,680	$-	$462,211
Net loss	-	-	(16,377)	(16,377)
Cash dividends declared	-	(16,463)	-	(16,463)
Issuance of common stock pursuant to stock based
compensation plan	-	35	-	35
Amortization of stock based compensation	-	45	-	45
Balances, March 31, 2018	$531	$445,297	$(16,377)	$429,451
Net income	-	-	1,347	1,347
Cash dividends declared	-	(14,161)	-	(14,161)
Issuance of common stock pursuant to stock based
compensation plan	-	184	-	184
Amortization of stock based compensation	-	59	-	59
Shares repurchased and retired	(11)	(7,670)	-	(7,681)
Balances, June 30, 2018	$520	$423,709	$(15,030)	$409,199

Balances, January 1, 2019	$491	$379,975	$(44,387)	$336,079
Net income	-	-	10,597	10,597
Cash dividends declared	-	(11,824)	-	(11,824)
Issuance of common stock pursuant to public offerings, net	13	8,490	-	8,503
Issuance of common stock pursuant to stock based
compensation plan	-	41	-	41
Amortization of stock based compensation	-	42	-	42
Shares repurchased and retired	(5)	(3,019)	-	(3,024)
Balances, March 31, 2019	$499	$373,705	$(33,790)	$340,414
Net income	-	-	3,533	3,533
Cash dividends declared	-	(12,859)	-	(12,859)
Issuance of common stock pursuant to public offerings, net	44	28,451	-	28,495
Issuance of common stock pursuant to stock based
compensation plan	-	43	-	43
Amortization of stock based compensation	-	32	-	32
Balances, June 30, 2019	$543	$389,372	$(30,257)	$359,658
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2019 and 2018
($ in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,130	$(15,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	158	323
Realized and unrealized (gains) losses on mortgage-backed securities	(44,902)	112,642
Realized and unrealized losses (gains) on interest rate swaptions	1,063	(4,434)
Realized and unrealized losses (gains) on interest rate swaps	35,869	(12,805)
Realized losses (gains) on forward settling to-be-announced securities	6,325	(9,971)
Changes in operating assets and liabilities:
Accrued interest receivable	(624)	(327)
Other assets	162	(269)
Accrued interest payable	3,609	705
Other liabilities	(116)	6,716
Due from affiliates	(100)	(141)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,574	77,409

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,164,094)	(1,995,208)
Sales	1,689,747	1,757,652
Principal repayments	229,633	180,169
(Payments on) proceeds from net settlement of to-be-announced securities	(10,559)	12,493
Purchase of derivative financial instruments, net of margin cash received	(19,649)	14,768
NET CASH USED IN INVESTING ACTIVITIES	(274,922)	(30,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	22,265,665	26,040,287
Principal payments on repurchase agreements	(21,961,190)	(26,124,219)
Cash dividends	(24,271)	(33,370)
Proceeds from issuance of common stock, net of issuance costs	36,998	-
Common stock repurchases	(3,024)	(7,681)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	314,178	(124,983)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	54,830	(77,700)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	126,263	246,712
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$181,093	$169,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37,713	$31,023
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2019

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc. (“Orchid” or the “Company”), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“RMBS”).  From incorporation to February 20, 2013, Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. (“Bimini”).  Orchid began operations on November 24, 2010 (the date of commencement of operations).  From incorporation through November 24, 2010, Orchid’s only activity was the issuance of common stock to Bimini.

On August 2, 2017, Orchid entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through June 30, 2019, the Company issued a total of 13,351,877 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $113.7 million, and net proceeds of approximately $112.0 million, net of commissions and fees. Subsequent to June 30, 2019, the Company issued an additional 1,771,301 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $11.3 million, and net proceeds of approximately $11.1 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

(in thousands)
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$135,561	$108,282
Restricted cash	45,532	17,981
Total cash, cash equivalents and restricted cash	$181,093	$126,263

The Company maintains cash balances at three banks and excess margin on account with two exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2019, the Company’s cash deposits exceeded federally insured limits by approximately $114.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Derivative instruments are carried at fair value, and changes in fair value are recorded in earnings for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of June 30, 2019 and December 31, 2018 due to the short-term nature of these financial instruments.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of June 30, 2019 and December 31, 2018:

(in thousands)
	June 30, 2019	December 31, 2018
Pass-Through RMBS Certificates:
Adjustable-rate Mortgages	$1,194	$1,437
Fixed-rate Mortgages	2,723,688	2,130,974
Fixed-rate CMOs	674,578	741,926
Total Pass-Through Certificates	3,399,460	2,874,337
Structured RMBS Certificates:
Interest-Only Securities	101,678	116,415
Inverse Interest-Only Securities	26,118	23,751
Total Structured RMBS Certificates	127,796	140,166
Total	$3,527,256	$3,014,503

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2019, the Company had met all margin call requirements.

As of June 30, 2019, the Company had outstanding repurchase obligations of approximately $3,329.5 million with a net weighted average borrowing rate of 2.63%.  These agreements were collateralized by RMBS with a fair value, including accrued interest and securities pledged related to securities sold but not yet settled, of approximately $3,518.5 million, and cash pledged to the counterparties of approximately $32.7 million.  As of December 31, 2018, the Company had outstanding repurchase obligations of approximately $3,025.1 million with a net weighted average borrowing rate of 2.65%.  These agreements were collateralized by RMBS with a fair value, including accrued interest, of approximately $3,214.4 million, and cash pledged to the counterparties of approximately $7.0 million.

As of June 30, 2019 and 2018, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2019
Fair market value of securities pledged, including
accrued interest receivable	$102,468	$1,269,340	$1,226,313	$920,415	$3,518,536
Repurchase agreement liabilities associated with
these securities	$95,931	$1,204,004	$1,164,163	$865,429	$3,329,527
Net weighted average borrowing rate	2.73%	2.65%	2.62%	2.61%	2.63%
December 31, 2018
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,720,804	$1,493,565	$-	$3,214,369
Repurchase agreement liabilities associated with
these securities	$-	$1,611,185	$1,413,867	$-	$3,025,052
Net weighted average borrowing rate	-	2.72%	2.57%	-	2.65%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2019, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $212.0 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at June 30, 2019 and December 31, 2018.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2019 and December 31, 2018.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2019	December 31, 2018
Assets
Interest rate swaps	Derivative assets, at fair value	$3,948	$16,762
Payer swaptions	Derivative assets, at fair value	316	123
Total derivative assets, at fair value		$4,264	$16,885

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$21,060	$2,205
TBA securities	Derivative liabilities, at fair value	344	3,742
Total derivative liabilities, at fair value		$21,404	$5,947

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$2,112	$4,711
TBA securities	Restricted cash	113	6,236
Interest rate swaption contracts	Other liabilities	(382)	(268)
Interest rate swap contracts	Restricted cash	10,638	-
Interest rate swap contracts	Other liabilities	-	(14,308)
Total margin balances on derivative contracts		$12,481	$(3,629)

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-Note futures positions at June 30, 2019 and December 31, 2018.

($ in thousands)
	June 30, 2019
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$500,000	2.88%	1.96%	$(2,311)
2020	500,000	2.97%	1.61%	(6,805)
Total / Weighted Average	$500,000	2.94%	1.73%	$(9,116)

Treasury Note Futures Contracts (Short Position)(2)
September 2019 5-year T-Note futures
(Sep 2019 - Sep 2024 Hedge Period)	$165,000	2.42%	2.15%	$(2,743)

($ in thousands)
	December 31, 2018
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$1,650,000	2.25%	2.64%	$7,036
2020	1,800,000	2.74%	2.45%	(4,503)
Total / Weighted Average	$1,725,000	2.51%	2.54%	$2,533

Treasury Note Futures Contracts (Short Position)(2)
March 2019 5 year T-Note futures
(Mar 2019 - Mar 2024 Hedge Period)	$165,000	3.22%	2.83%	$(3,185)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $118.16 at June 30, 2019 and $114.69 at December 31, 2018.  The notional contract values of the short positions were $195.0 million and $185.6 million at June 30, 2019 and December 31, 2018, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate (“LIBOR”) ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at June 30, 2019 and December 31, 2018.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
June 30, 2019
Expiration > 1 to ≤ 3 years	$1,150,000	1.70%	2.52%	$(3,052)	1.3
Expiration > 3 to ≤ 5 years	560,000	2.19%	2.35%	(14,060)	4.6
	$1,710,000	1.86%	2.46%	$(17,112)	2.4
December 31, 2018
Expiration > 1 to ≤ 3 years	$1,000,000	1.62%	2.63%	$10,365	1.4
Expiration > 3 to ≤ 5 years	260,000	2.01%	2.68%	4,192	3.4
	$1,260,000	1.70%	2.64%	$14,557	1.8

The table below presents information related to the Company’s interest rate swaption positions at June 30, 2019 and December 31, 2018.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
June 30, 2019
≤ 1 year
Payer Swaptions	$949	$316	2.0	$250,000	2.04%	3 Month	5.0
December 31, 2018
≤ 1 year
Payer Swaptions	$7,805	$123	1.4	$700,000	3.20%	3 Month	9.0

The following table summarizes our contracts to purchase and sell TBA securities as of June 30, 2019 and December 31, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2019
30-Year TBA securities:
3.5%	$(125,000)	$(127,461)	$(127,805)	$(344)
Total	$(125,000)	$(127,461)	$(127,805)	$(344)
December 31, 2018
30-Year TBA securities:
3.0%	$(250,000)	$(240,164)	$(243,906)	$(3,742)
Total	$(250,000)	$(240,164)	$(243,906)	$(3,742)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in our balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the six and three months ended June 30, 2019 and 2018.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Eurodollar futures contracts (short positions)	$(14,329)	$20,661	$(4,287)	$6,121
T-Note futures contracts (short position)	(5,199)	7,750	(3,523)	928
Interest rate swaps	(26,404)	14,037	(24,109)	3,530
Receiver swaptions	-	(779)	-	(430)
Payer swaptions	(1,063)	5,213	(685)	3,146
Net TBA securities	(6,325)	9,971	(1,684)	1,564
Total	$(53,320)	$56,853	$(34,288)	$14,859

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2019 and December 31, 2018.

(in thousands)
	June 30, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,391,452	$-	$3,391,452	$2,854,540	$10,776	$2,865,316
Structured RMBS - fair value	113,490	-	113,490	126,270	-	126,270
Accrued interest on pledged securities	13,595	-	13,595	12,904	35	12,939
Receivable for securities sold	-	-	-	220,654	-	220,654
Restricted cash	32,669	12,863	45,532	7,034	10,947	17,981
Total	$3,551,206	$12,863	$3,564,069	$3,221,402	$21,758	$3,243,160

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements and derivative agreements as of June 30, 2019 and December 31, 2018.

(in thousands)
	June 30, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$2,616	$382	$2,998	$3,852	$14,576	$18,428
PT RMBS - fair value	669	-	669	1,557	-	1,557
U.S. Treasury securities - fair value	2,941	-	2,941	180	-	180
Total	$6,226	$382	$6,608	$5,589	$14,576	$20,165

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2019 and December 31, 2018.

(in thousands)
Offsetting of Assets
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2019
Interest rate swaps	$3,948	$-	$3,948	$-	$-	$3,948
Interest rate swaptions	316	-	316	-	(316)	-
	$4,264	$-	$4,264	$-	$(316)	$3,948
December 31, 2018
Interest rate swaps	$16,762	$-	$16,762	$-	$(14,308)	$2,454
Interest rate swaptions	123	-	123	-	(123)	-
	$16,885	$-	$16,885	$-	$(14,431)	$2,454

(in thousands)
Offsetting of Liabilities
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2019
Repurchase Agreements	$3,329,527	$-	$3,329,527	$(3,296,858)	$(32,669)	$-
Interest rate swaps	21,060	-	21,060	-	(10,638)	10,422
TBA securities	344	-	344	-	(113)	231
	$3,350,931	$-	$3,350,931	$(3,296,858)	$(43,420)	$10,653
December 31, 2018
Repurchase Agreements	$3,025,052	$-	$3,025,052	$(3,018,018)	$(7,034)	$-
Interest rate swaps	2,205	-	2,205	-	-	2,205
TBA securities	3,742	-	3,742	-	(3,742)	-
	$3,030,999	$-	$3,030,999	$(3,018,018)	$(10,776)	$2,205

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During the six months ended June 30, 2019, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during 2018.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2019
At the Market Offering Program(3)	First Quarter	$6.84	1,267,894	$8,503
At the Market Offering Program(3)	Second Quarter	6.70	4,337,931	28,495
At the Market Offering Program(3)(4)	Third Quarter To Date	6.37	1,771,301	11,122
Total			7,377,126	$48,120

(1)	Weighted average price received per share is before deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into six equity distribution agreements, all six of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.
(4)	Shares issued in the third quarter of 2019 are not reflected in the Company's financial statements as of June 30, 2019.

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

From the inception of the stock repurchase program through June 30, 2019, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share.  During the six months ended June 30, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. However, the Company did not repurchase any shares of its common stock during the three months ended June 30, 2019. The remaining authorization under the repurchase program as of June 30, 2019 was 857,202 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019 - YTD(1)	0.560	29,173
Totals	$10.465	$263,145

(1)
On July 17, 2019, the Company declared a dividend of $0.08 per share to be paid on August 30, 2019.  The effect of this dividend is included in the table above, but is not reflected in the Company’s financial statements as of June 30, 2019.

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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plan to certain executive officers and employees of its Manager. The Company’s non-employee directors received grants of immediately vested common stock for their service to the Company during the first quarter of 2018. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2019 and 2018.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2019	2018
Fully vested shares granted	-	37,920
Weighted average grant date price per share	$-	$7.62
Compensation expense related to fully vested shares of common stock awards	$-	$289

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

The following table presents information related to Performance Units outstanding during the six months ended June 30, 2019 and 2018.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	43,672	$8.34	41,693	$9.95
Granted	-	-	27,935	7.45
Vested and issued	(16,345)	9.08	(12,806)	10.28
Unvested, end of period	27,327	$7.90	56,822	$8.65

Compensation expense during period		$74		$104
Unrecognized compensation expense, end of period		$83		$270
Intrinsic value, end of period		$174		$427
Weighted-average remaining vesting term (in years)		1.0		1.4

Deferred Stock Units

Non-employee directors began to receive a portion of their compensation in the form of deferred stock unit awards (“DSUs”) pursuant to the Incentive Plan beginning with the awards for the second quarter of 2018.  Each DSU represents a right to receive one share of the Company’s common stock. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant.  The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock.  These dividend equivalent rights are settled in cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock.

The following table presents information related to the DSUs outstanding during the six months ended June 30, 2019.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	12,434	$7.37	-	$-
Granted and vested	14,662	6.48	-	-
Issued	-	-	-	-
Outstanding, end of period	27,096	$6.89	-	$-

Compensation expense during period		$90		$-
Intrinsic value, end of period		$172		$-

There were no DSUs issued during the six months ended June 30, 2018.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2019.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible Performance Units that were outstanding during the six and three months ended June 30, 2019 and 2018. The basic and diluted per share computations include these unvested Performance Units if there is income available to common stock, as they have dividend participation rights. The Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2019 and 2018.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$14,130	$(15,030)	$3,533	$1,347
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	54,283	52,035	54,283	52,035
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	54	-	54	57
Effect of weighting	(3,574)	760	(1,736)	495
Weighted average shares-basic and diluted	50,763	52,795	52,601	52,587
Net income (loss) per common share:
Basic and diluted	$0.28	$(0.29)	$0.07	$0.03
Anti-dilutive incentive shares not included in calculation.	-	51	-	-

NOTE 12.   FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the six and three months ended June 30, 2019 and 2018. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Mortgage-backed securities	$3,527,256	$-	$3,527,256	$-
Interest rate swaps	(17,112)	-	(17,112)	-
Interest rate swaptions	316	-	316	-
TBA securities	(344)	-	(344)	-
December 31, 2018
Mortgage-backed securities	$3,014,503	$-	$3,014,503	$-
Interest rate swaps	14,557	-	14,557	-
Interest rate swaptions	123	-	123	-
TBA securities	(3,742)	-	(3,742)	-

During the six and three months ended June 30, 2019 and 2018, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $3.3 million and $1.7 million for the six and three months ended June 30, 2019, respectively, and approximately $4.1 million and $2.0 for the six and three months ended June 30, 2018, respectively. At June 30, 2019 and December 31, 2018, the net amount due to affiliates was approximately $0.6 million and $0.7 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2019, Bimini owned 1,520,036 shares, or 2.8%, of the Company’s common stock.

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

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS, such as mortgage pass-through certificates issued by Fannie Mae, Freddie Mac or Ginnie Mae (the “GSEs”) and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT RMBS”) and (ii) structured Agency RMBS, such as interest-only securities (“IOs”), inverse interest-only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013.  We are externally managed by Bimini Advisors, an investment adviser registered with the Securities and Exchange Commission (the “SEC”).

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

Capital Raising Activities

On August 2, 2017, we entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2019, we issued a total of 13,351,877 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $113.7 million, and net proceeds of approximately $112.0 million, net of commissions and fees. Subsequent to June 30, 2019, we issued an additional 1,771,301 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $11.3 million, and net proceeds of approximately $11.1 million, net of commissions and fees.

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

From the inception of the stock repurchase program through June 30, 2019, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share.  During the six months ended June 30, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. However, the Company did not repurchase any shares of its common stock during the three months ended June 30, 2019. The remaining authorization under the repurchase program as of June 30, 2019 was 857,202 shares.

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2019, as compared to the Company’s results of operations for the six and three months ended June 30, 2018.

Net Income (Loss) Summary

Net income for the six months ended June 30, 2019 was $14.1 million, or $0.28 per share. Net loss for the six months ended June 30, 2018 was $15.0 million, or $0.29 per share.  Net income for the three months ended June 30, 2019 was $3.5 million, or $0.07 per share. Net income for the three months ended June 30, 2018 was $1.3 million, or $0.03 per share.  The components of net income (loss) for the six and three months ended June 30, 2019 and 2018, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended, June 30,
	2019	2018	Change	2019	2018	Change
Interest income	$68,888	$78,526	$(9,638)	$36,455	$38,591	$(2,136)
Interest expense	(41,323)	(31,728)	(9,595)	(22,431)	(16,579)	(5,852)
Net interest income	27,565	46,798	(19,233)	14,024	22,012	(7,988)
Losses on RMBS and derivative contracts	(8,418)	(55,789)	47,371	(7,670)	(17,734)	10,064
Net portfolio income (deficiency)	19,147	(8,991)	28,138	6,354	4,278	2,076
Expenses	(5,017)	(6,039)	1,022	(2,821)	(2,931)	110
Net income (loss)	$14,130	$(15,030)	$29,160	$3,533	$1,347	$2,186

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

In addition, we have not designated our derivative financial instruments as hedge accounting relationships, but rather hold them for economic hedging purposes. Changes in fair value of these instruments are presented in a separate line item in the Company’s statements of operations and not included in interest expense.  As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
June 30, 2019	$3,533	$(7,670)	$11,203	$0.07	$(0.15)	$0.22
March 31, 2019	10,597	(748)	11,345	0.22	(0.02)	0.24
December 31, 2018	(26,397)	(40,707)	14,310	(0.52)	(0.80)	0.28
September 30, 2018	(2,959)	(20,150)	17,191	(0.06)	(0.39)	0.33
June 30, 2018	1,347	(17,734)	19,081	0.03	(0.34)	0.37
March 31, 2018	(16,377)	(38,055)	21,678	(0.31)	(0.72)	0.41
Six Months Ended
June 30, 2019	$14,130	$(8,418)	$22,548	$0.28	$(0.17)	$0.45
June 30, 2018	(15,030)	(55,789)	40,759	(0.29)	(1.06)	0.77

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter of 2019 to date and 2018.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2019	$(34,288)	$(1,684)	$1,464	$(34,068)
March 31, 2019	(19,032)	(4,641)	2,427	(16,818)
December 31, 2018	(45,235)	(8,737)	784	(37,282)
September 30, 2018	12,693	3,293	272	9,128
June 30, 2018	14,859	1,564	(852)	14,147
March 31, 2018	41,994	8,407	(3,011)	36,598
Six Months Ended
June 30, 2019	$(53,320)	$(6,325)	$3,891	$(50,886)
June 30, 2018	56,853	9,971	(3,863)	50,745

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2019	$36,455	$22,431	$1,464	$20,967	$14,024	$15,488
March 31, 2019	32,433	18,892	2,427	16,465	13,541	15,968
December 31, 2018	37,002	19,739	784	18,955	17,263	18,047
September 30, 2018	39,054	18,893	272	18,621	20,161	20,433
June 30, 2018	38,591	16,579	(852)	17,431	22,012	21,160
March 31, 2018	39,935	15,149	(3,011)	18,160	24,786	21,775
Six Months Ended
June 30, 2019	$68,888	$41,323	$3,891	$37,432	$27,565	$31,456
June 30, 2018	78,526	31,728	(3,863)	35,591	46,798	42,935

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the six months ended June 30, 2019, we generated $27.6 million of net interest income, consisting of $68.9 million of interest income from RMBS assets offset by $41.3 million of interest expense on borrowings.  For the comparable period ended June 30, 2018, we generated $46.8 million of net interest income, consisting of $78.5 million of interest income from RMBS assets offset by $31.7 million of interest expense on borrowings.   The $9.6 million decrease in interest income was due to the $551.8 million decrease in average RMBS, partially offset by a 12 basis point ("bps") increase in the yield on average RMBS. The $9.6 million increase in interest expense was due to an 95 bps increase in the average cost of funds, partially offset by a $533.5 million decrease in average outstanding borrowings. We had fewer assets and borrowings during the six months ended June 30, 2019 compared to the same period in 2018 as a result of stock repurchases and a reduction in the valuation of our assets.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2019 and 2018 was $37.4 million and $35.6 million, respectively, resulting in $31.5 million and $42.9 million of economic net interest income, respectively.

During the three months ended June 30, 2019, we generated $14.0 million of net interest income, consisting of $36.5 million of interest income from RMBS assets offset by $22.4 million of interest expense on borrowings.  For the three months ended June 30, 2018, we generated $22.0 million of net interest income, consisting of $38.6 million of interest income from RMBS assets offset by $16.6 million of interest expense on borrowings.  The $2.1 million decrease in interest income was due to the $409.8 million decrease in average RMBS, partially offset by a 26 bps increase in the yield on average RMBS. The $5.9 million increase in interest expense was due to a 102 bps increase in the average cost of funds, partially offset by a $436.4 million decrease in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the three months ended June 30, 2019 and 2018 was $21.0 million and $17.4 million, respectively, resulting in $15.5 million and $21.2 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2019 and 2018 and each quarter of 2019 to date and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2019	$3,307,885	$36,455	4.41%	$3,098,133	$22,431	$20,967	2.90%	2.71%
March 31, 2019	3,051,509	32,433	4.25%	2,945,895	18,892	16,465	2.57%	2.24%
December 31, 2018	3,264,230	37,002	4.53%	3,173,428	19,739	18,955	2.49%	2.39%
September 30, 2018	3,601,776	39,054	4.34%	3,385,829	18,893	18,621	2.23%	2.20%
June 30, 2018	3,717,690	38,591	4.15%	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,745,298	39,935	4.27%	3,576,533	15,149	18,160	1.69%	2.03%
Six Months Ended
June 30, 2019	$3,179,697	$68,888	4.33%	$3,022,014	$41,323	$37,432	2.73%	2.48%
June 30, 2018	3,731,494	78,526	4.21%	3,555,550	31,728	35,591	1.78%	2.00%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2019	$14,024	$15,488	1.51%	1.70%
March 31, 2019	13,541	15,967	1.68%	2.01%
December 31, 2018	17,263	18,046	2.04%	2.14%
September 30, 2018	20,161	20,434	2.11%	2.14%
June 30, 2018	22,012	21,160	2.27%	2.18%
March 31, 2018	24,786	21,775	2.58%	2.24%
Six Months Ended
June 30, 2019	$27,565	$31,456	1.60%	1.85%
June 30, 2018	46,798	42,935	2.43%	2.21%

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

Interest Income and Average Asset Yield

Our interest income for the six months ended June 30, 2019 and 2018 was $68.9 million and $78.5 million, respectively.  We had average RMBS holdings of $3,179.7 million and $3,731.5 million for the six months ended June 30, 2019 and 2018, respectively.  The yield on our portfolio was 4.33% and 4.21% for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, there was a $9.6 million decrease in interest income due to a $551.8 million decrease in average RMBS, partially offset by a 12 bps increase in the yield on average RMBS.

Our interest income for the three months ended June 30, 2019 and 2018 was $36.5 million and $38.6 million, respectively.  We had average RMBS holdings of $3,307.9 million and $3,717.7 million for the three months ended June 30, 2019 and 2018, respectively.  The yield on our portfolio was 4.41% and 4.15% for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, there was a $2.1 million decrease in interest income due to a $409.8 million decrease partially offset by a 26 bps increase in the yield on average RMBS.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the six months ended June 30, 2019 and 2018, and for each quarter of 2019 to date and 2018.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2019	3,181,976	125,909	3,307,885	34,992	1,463	36,455	4.40%	4.65%	4.41%
March 31, 2019	2,919,415	132,094	3,051,509	30,328	2,105	32,433	4.16%	6.37%	4.25%
December 31, 2018	3,126,639	137,591	3,264,230	34,648	2,353	37,001	4.43%	6.84%	4.53%
September 30, 2018	3,463,325	138,451	3,601,776	36,716	2,338	39,054	4.24%	6.76%	4.34%
June 30, 2018	3,572,540	145,150	3,717,690	36,273	2,318	38,591	4.06%	6.38%	4.15%
March 31, 2018	3,610,527	134,771	3,745,298	38,725	1,210	39,935	4.29%	3.59%	4.27%
Six Months Ended
June 30, 2019	$3,050,695	$129,002	$3,179,697	$65,320	$3,568	$68,889	4.28%	5.53%	4.33%
June 30, 2018	3,591,534	139,960	3,731,494	74,998	3,528	78,526	4.18%	5.04%	4.21%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,022.0 million and $3,555.6 million and total interest expense of $41.3 million and $31.7 million for the six months ended June 30, 2019 and 2018, respectively. Our average cost of funds was 2.73% for the six months ended June 30, 2019, compared to 1.78% for the comparable period in 2018. Contributing to the increase in interest expense was a 95 bps increase in the average cost of funds, partially offset by a $533.5 million decrease in average outstanding borrowings during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  The higher cost of funds for the six months ended June 30, 2019, compared to the same period in 2018, reflects the higher short-term rates as presented in the table below.

Our economic interest expense was $37.4 million and $35.6 million for the six months ended June 30, 2019 and 2018, respectively. There was a 48 bps increase in the average economic cost of funds to 2.48% for the six months ended June 30, 2019 from 2.00% for the six months ended June 30, 2018.  The reason for the increase in economic cost of funds is primarily due to the increase in the cost of our borrowings noted above.

We had average outstanding borrowings of $3,098.1 million and $3,534.6 million and total interest expense of $22.4 million and $16.6 million for the three months ended June 30, 2019 and 2018, respectively. Our average cost of funds was 2.90% and 1.88% for three months ended June 30, 2019 and 2018, respectively. There was a 102 bps increase in the average cost of funds and a $436.4 million decrease in average outstanding borrowings during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.  As in the six months ended June 30, 2019, the higher cost of funds for the three months ended June 30, 2019, compared to the same period in 2018, reflects higher short-term rates.

Our economic interest expense was $21.0 million and $17.4 million for the three months ended June 30, 2019 and 2018, respectively. There was a 74 bps increase in the average economic cost of funds to 2.71% for the three months ended June 30, 2019 from 1.97% for the three months ended June 30, 2018. The increase in economic interest expense during the three months ended June 30, 2019 was due to higher average interest rates charged for those borrowings.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 45 bps above the average one-month LIBOR and 41 bps above the average six-month LIBOR for the quarter ended June 30, 2019.  Our average economic cost of funds was 26 bps above the average one-month LIBOR and 22 bps above the average six-month LIBOR for the quarter ended June 30, 2019. The average term to maturity of the outstanding repurchase agreements increased to 58 days at June 30, 2019 from 31 days at December 31, 2018.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2019 and 2018, and for each quarter in 2019 to date and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2019	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	2,945,895	18,892	16,465	2.57%	2.24%
December 31, 2018	3,173,428	19,740	18,955	2.49%	2.39%
September 30, 2018	3,385,829	18,893	18,621	2.23%	2.20%
June 30, 2018	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,576,533	15,149	18,160	1.69%	2.03%
Six Months Ended
June 30, 2019	$3,022,014	$41,323	$37,432	2.73%	2.48%
June 30, 2018	3,555,550	31,728	35,591	1.78%	2.00%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
June 30, 2019	2.45%	2.49%	0.45%	0.41%	0.26%	0.22%
March 31, 2019	2.51%	2.77%	0.06%	(0.20)%	(0.27)%	(0.53)%
December 31, 2018	2.39%	2.74%	0.10%	(0.25)%	0.00%	(0.35)%
September 30, 2018	2.17%	2.55%	0.06%	(0.32)%	0.03%	(0.35)%
June 30, 2018	1.99%	2.48%	(0.11)%	(0.60)%	(0.02)%	(0.51)%
March 31, 2018	1.69%	2.11%	0.00%	(0.42)%	0.34%	(0.08)%
Six Months Ended
June 30, 2019	2.48%	2.63%	0.25%	0.10%	0.00%	(0.15)%
June 30, 2018	1.84%	2.30%	(0.06)%	(0.52)%	0.16%	(0.30)%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2019 and 2018.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Realized gains (losses) on sales of RMBS	$355	$(20,513)	$20,868	$112	$(12,175)	$12,287
Unrealized gains (losses) on RMBS	44,547	(92,129)	136,676	26,506	(20,418)	46,924
Total gains (losses) on RMBS	44,902	(112,642)	157,544	26,618	(32,593)	59,211
(Losses) gains on interest rate futures	(19,528)	28,411	(47,939)	(7,811)	7,049	(14,860)
(Losses) gains on interest rate swaps	(26,404)	14,037	(40,441)	(24,109)	3,530	(27,639)
Gains (losses) on receiver swaptions	-	(779)	779	-	(430)	430
(Losses) gains on payer swaptions	(1,063)	5,213	(6,276)	(686)	3,146	(3,832)
(Losses) gains on TBA securities	(6,325)	9,971	(16,296)	(1,684)	1,564	(3,248)
Total (losses) gains from derivative instruments	(53,320)	56,853	(110,173)	(34,290)	14,859	(49,149)

        We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2019 and 2018, we received proceeds of $1,687.3 million and $1,757.7 million, respectively, from the sales of RMBS.  During the three months ended June 30, 2019 and 2018, we received proceeds of $1,031.9 million and $1,529.0 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2019 to date and 2018.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the six and three months ended June 30, 2019, the Company’s total operating expenses were approximately $5.0 million and $2.8 million, respectively, compared to approximately $6.0 million and $2.9 million, respectively, for the six and three months ended June 30, 2018.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2019 and 2018.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Management fees	$2,611	$3,318	$(707)	$1,326	$1,606	$(280)
Overhead allocation	650	742	(92)	327	361	(34)
Accrued incentive compensation	(226)	12	(238)	182	1	181
Directors fees and liability insurance	490	500	(10)	237	248	(11)
Audit, legal and other professional fees	665	463	202	364	167	197
Direct REIT operating expenses	660	810	(150)	285	407	(122)
Other administrative	167	194	(27)	100	141	(41)
Total expenses	$5,017	$6,039	$(1,022)	$2,821	$2,931	$(110)

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2019 to date and 2018.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2019	$3,307,885	$363,961	$1,326	$327	$1,653
March 31, 2019	3,051,509	363,204	1,285	323	1,608
December 31, 2018	3,264,230	395,911	1,404	433	1,837
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	382	2,094
Six Months Ended
June 30, 2019	$3,179,697	$363,582	$2,611	$650	$3,261
June 30, 2018	3,731,494	479,294	3,318	743	4,061

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2019, our RMBS portfolio consisted of $3,527.3 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.05%.  During the six months ended June 30, 2019, we received principal repayments of $232.4 million compared to $180.2 million for the six months ended June 30, 2018.  The average prepayment speeds for the quarters ended June 30, 2019 and 2018 were 11.4% and 9.8%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2019	10.9	12.7	11.4
March 31, 2019	9.5	8.4	9.2
December 31, 2018	6.7	9.0	7.2
September 30, 2018	7.5	11.5	8.6
June 30, 2018	8.7	11.8	9.8
March 31, 2018	6.5	11.6	7.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of June 30, 2019 and December 31, 2018:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2019
Adjustable Rate RMBS	$1,194	0.0%	4.78%	183	1-Sep-35	0	10.10%	2.89%
Fixed Rate RMBS	2,723,688	77.2%	4.19%	314	1-Jul-49	NA	NA	NA
Fixed Rate CMOs	674,578	19.1%	4.26%	340	15-Oct-44	NA	NA	NA
Total Mortgage-backed Pass-through	3,399,460	96.3%	4.20%	320	1-Jul-49	NA	NA	NA
Interest-Only Securities	101,678	2.9%	3.76%	252	25-Jul-48	NA	NA	NA
Inverse Interest-Only Securities	26,118	0.8%	2.71%	291	15-Jul-47	NA	4.49%	NA
Total Structured RMBS	127,796	3.7%	3.54%	260	25-Jul-48	NA	NA	NA
Total Mortgage Assets	$3,527,256	100.0%	4.05%	306	1-Jul-49	NA	NA	NA

December 31, 2018
Adjustable Rate RMBS	$1,437	0.0%	4.75%	190	1-Sep-35	4.51	10.04%	2.76%
Fixed Rate RMBS	2,130,974	70.7%	4.28%	275	1-Nov-48	NA	NA	NA
Fixed Rate CMOs	741,926	24.6%	4.27%	348	15-Oct-44	NA	NA	NA
Total Mortgage-backed Pass-through	2,874,337	95.3%	4.27%	294	1-Nov-48	NA	NA	NA
Interest-Only Securities	116,415	3.9%	3.74%	254	25-Jul-48	NA	NA	NA
Inverse Interest-Only Securities	23,751	0.8%	2.65%	297	15-Jul-47	NA	4.52%	NA
Total Structured RMBS	140,166	4.7%	3.55%	264	25-Jul-48	NA	NA	NA
Total Mortgage Assets	$3,014,503	100.0%	4.06%	286	1-Nov-48	NA	NA	NA

($ in thousands)
	June 30, 2019		December 31, 2018
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,369,632	67.2%	$1,527,055	50.7%
Freddie Mac	1,154,693	32.7%	1,483,406	49.2%
Ginnie Mae	2,931	0.1%	4,042	0.1%
Total Portfolio	$3,527,256	100.0%	$3,014,503	100.0%

	June 30, 2019	December 31, 2018
Weighted Average Pass-through Purchase Price	$104.33	$104.57
Weighted Average Structured Purchase Price	$15.24	$15.14
Weighted Average Pass-through Current Price	$105.65	$103.64
Weighted Average Structured Current Price	$13.02	$14.04
Effective Duration (1)	0.940	2.078

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 0.940 indicates that an interest rate increase of 1.0% would be expected to cause a 0.940% decrease in the value of the RMBS in the Company’s investment portfolio at June 30, 2019.  An effective duration of 2.078 indicates that an interest rate increase of 1.0% would be expected to cause a 2.078% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2018. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2019 and 2018, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2019			2018
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,151,829	$104.63	3.25%	$1,966,300	$104.60	3.39%
Structured RMBS	12,265	18.06	7.82%	28,908	21.56	5.39%

Borrowings

As of June 30, 2019, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 22 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2019, we had obligations outstanding under the repurchase agreements of approximately $3,329.5 million with a net weighted average borrowing cost of 2.63%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 284 days, with a weighted average remaining maturity of 58 days.  Securing the repurchase agreement obligations as of June 30, 2019 are RMBS with an estimated fair value, including accrued interest, of approximately $3,518.5 million and a weighted average maturity of 313 months, and cash pledged to counterparties of approximately $32.7 million.  Through July 26, 2019, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2019 with maturities through April 9, 2020.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2019 to date and 2018.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
June 30, 2019	$3,329,527	$3,730,460	$3,098,133	231,394	7.47%
March 31, 2019	2,866,738	3,022,771	2,945,895	(79,157)	(2.69)%
December 31, 2018	3,025,052	3,356,691	3,173,428	(148,376)	(4.68)%
September 30, 2018	3,321,803	3,532,904	3,385,829	(64,026)	(1.89)%
June 30, 2018	3,449,854	3,637,286	3,534,567	(84,713)	(2.40)%
March 31, 2018	3,619,280	3,931,856	3,576,533	42,747	1.20%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2019, haircuts on our pledged collateral remained stable and as of June 30, 2019, our weighted average haircut was approximately 5.4% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,329,527	$-	$-	$-	$3,329,527
Interest expense on repurchase agreements(1)	23,867	-	-	-	23,867
Totals	$3,353,394	$-	$-	$-	$3,353,394

(1)	Interest expense on repurchase agreements is based on current interest rates as of June 30, 2019 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of June 30, 2019, we had cash and cash equivalents of $135.6 million.  We generated cash flows of $299.3 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,022.0 million during the six months ended June 30, 2019.

Stockholders’ Equity

On August 2, 2017, we entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2019, we issued a total of 13,351,877 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $113.7 million, and net proceeds of approximately $112.0 million, net of commissions and fees. Subsequent to June 30, 2019, we issued an additional 1,771,301 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $11.3 million, and net proceeds of approximately $11.1 million, net of commissions and fees.

Outlook

The transition in the outlook for the economy and interest rate policy on the part of the Fed that started during the fourth quarter of 2018 continued during the second quarter of 2019.  After switching from a tightening bias and hiking the Fed Funds rate for the ninth time in December 2018, the Fed shifted to a balanced outlook during the first quarter of 2019. The Fed shifted again during the second quarter of 2019. The domestic economy in the U.S. appears to be slowing somewhat, mainly as a result of the manufacturing sector slowing from the torrid pace of 2018.  Growth in the consumer/consumption sector remains solid, supported by a still strong job market with greater than 3% wage growth. However, growth overseas is clearly slowing.  These developments, coupled with inflation moving below the Fed’s 2% target, caused the Fed to shift its policy outlook from stable to leaning towards an easing policy.  It is expected that the Fed will lower the Fed Funds rate at their meeting which concludes on July 31, 2019.

The Fed was not the only central bank to shift its policy outlook.  The European Central Bank (the “ECB”) also adopted a more accommodative outlook at their meeting on June 6, 2019.  The shift in policy on the part of the Fed and the ECB was brought about by several developments.  Central to these developments are the significant risks to the global growth outlook, coupled with declining inflation expectations.  The greatest risk to global growth is the deteriorating trade environment.  Trade talks between the U.S. and China broke down in early May 2019 and appear not to have been materially resurrected, as had been expected, at the G-20 meeting in late June 2019.  As part of his efforts to address the immigration crisis at the southern border of the U.S., President Trump surprised the market in late May 2019 with threats to impose significant tariffs on goods imported from Mexico.  Negotiations followed shortly thereafter. The tariffs have been set aside for now, but the impact on market sentiment and risk premiums was significant.  Trade uncertainty is the most frequently cited concern by central bankers across the globe – especially the ECB and the Fed.  The manufacturing side of the global economy has clearly been slowing, as global purchasing manager surveys have declined and are on the verge of breaking below the psychologically important 50 level.  Adding to growth pessimism, the Prime Minister of the U.K., Theresa May, resigned as her efforts to orchestrate an orderly Brexit from the European Union (the “EU”) floundered.  On Wednesday, July 24, 2019, Boris Johnson became the new Prime Minister; however, the outlook for an orderly Brexit remains uncertain.

The market reaction to the announcement of the possible tariffs on Mexican imported goods was a significant rally as rates declined and the U.S. Treasury curve inverted (as reflected by the spread between 3-month treasury bills and the ten-year U.S. Treasury note), and has only recently moved back above zero.  As reflected by Fed Funds futures contracts, the market now expects the Fed to lower the Fed Funds target range with two or three 25 basis point moves over the balance of 2019. There has been a pronounced shift in the tone of the Fed chairman and the various members of the Federal Open Market Committee (“FOMC”).  Based on their public comments, the chairman and the various other governors appear to be focused on the outlook for trade negotiations, global growth and inflation levels/expectations going forward.  They appear to be willing to look past the current state of growth – which remains solid.

The Agency MBS market had a positive total return for the second quarter of 2.0% per data provided by Bank of Merrill Lynch/ICE Data Indices. With the decline in interest rates occurring over the course of the quarter, longer duration coupons outperformed shorter duration coupons and 30-year securities outperformed 15-year securities. However, returns versus equivalent duration U.S. Treasuries were negative across the Agency MBS universe.  As interest rates fell, rate volatility rose, both realized and implied, and prepayment fears increased.  Both of these developments are typically bad for MBS securities.  As interest rates settled into a range near the end of the second quarter and into the third quarter, volatility has declined and Agency MBS assets have outperformed comparable duration U.S. Treasuries.

In June 2019 the Uniform MBS (“UMBS”) began trading.  UMBS are passthrough securities representing an interest in a pool of residential mortgages that are issued and guaranteed by either Fannie Mae or Freddie Mac. The UMBS were designed to eliminate differences in underwriting, servicing and trading levels between Fannie Mae and Freddie Mac securities and to increase liquidity in the TBA market.  It remains to be seen how effective the UMBS program will be at accomplishing these objectives.  The other significant development in the Agency MBS market was the continued deterioration in the TBA market.  With lower rates available to borrowers and rates continuing to decline into the third quarter – refinancing activity has increased and all agency loans outside of the specified pool market continue to exhibit very poor prepayment behavior.  The collateral generally has historically high gross weighted average coupons for any given coupon, higher loan balances and higher FICO scores – all consistent with higher prepayment expectations.  This has led to a material increase in premiums charged for pools with more desirable prepayment characteristics.  While these premiums have increased, and are very high for the current level of rates, the all-in price for specified securities is historically low for the level of rates.  This is because the dollar prices for the various TBA securities is very low for the level of rates – reflecting the very poor prepayment characteristics of the TBA collateral.

Recent Regulatory Developments

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

Summary

The turn in the outlook for interest rate policy from the Fed was completed during the second quarter of 2019.  The multi-year tightening cycle that began in late 2015 ended in December of 2018.  After a brief period with a balanced outlook, the Fed appears ready to commence an easing cycle.  The Fed and their outlook for policy is now aligned with the other major central banks.  The strength of the domestic economy alone does not appear to justify the change in policy, at least not yet.  While the manufacturing side of the economy has slowed noticeably from the level observed in 2018, the consumer and consumption side has not.  The job market in the U.S. has not generated the gains seen in prior years, but job gains are still above the level needed to reduce excess slack in the economy, to the extent it exists.  Instead the Fed is focused on international trade – especially trade between the U.S. and China, the threat of escalating tariffs, a global growth deceleration, especially in China and the EU, a potential no-deal Brexit and fading inflation expectations.  The equity markets in the U.S. have performed very well year to date, to a large extent based on the fact that the world’s central banks appear ready to intervene in order to sustain the current economic expansion.

The Agency MBS market generated a positive 2.0% return for the second quarter, although this return lagged that of comparable duration treasury securities.  In the aggregate the Agency MBS sector underperformed comparable duration treasuries by 0.70%. The decline in interest rates stoked fears of increased levels of prepayment activity.  With generic loan characteristics of Agency MBS quite poor, coupled with the seasonal peak in prepayment activity, the decline in rates available to borrowers and subsequent surge in production volumes overwhelmed Agency MBS performance. Heightened levels of volatility also negatively impacted performance.  Since the end of the second quarter, the rates market appears to have settled into a range and volatility has abated, allowing Agency MBS to do quite well, despite still elevated levels of daily production of new loans/securities.

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

Capital Expenditures

At June 30, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019 - YTD(1)	0.560	29,173
Totals	$10.465	$263,145

(1)
On July 17, 2019, the Company declared a dividend of $0.08 per share to be paid on August 30, 2019.  The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2019.

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

Our portfolio of PT RMBS is typically comprised of adjustable-rate RMBS (“ARMs”), fixed-rate RMBS and hybrid adjustable-rate RMBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided that they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT RMBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT RMBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales, and borrowers paying more than their scheduled loan payments, which accelerates the amortization of the loans.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2019 and December 31, 2018, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2019 and December 31, 2018.

Actual results could differ materially from estimates, especially in the current market environment. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency securities as a part of the overall management of our investment portfolio.

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2019
-200 Basis Points	(1.67)%	(16.39)%
-100 Basis Points	(1.01)%	(9.86)%
-50 Basis Points	(0.53)%	(5.24)%
+50 Basis Points	0.26%	2.55%
+100 Basis Points	0.03%	0.30%
+200 Basis Points	(1.92)%	(18.82)%
As of December 31, 2018
-200 Basis Points	(2.73)%	(24.48)%
-100 Basis Points	(1.30)%	(11.62)%
-50 Basis Points	(0.49)%	(4.43)%
+50 Basis Points	0.32%	2.84%
+100 Basis Points	0.89%	8.00%
+200 Basis Points	1.33%	11.96%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2019, we had unrestricted cash and cash equivalents of $135.6 million and unpledged securities of approximately $22.3 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the Company’s share repurchase activity for the three months ended June 30, 2019.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
April 1, 2019 - April 30, 2019	-	$-	-	1,327,177
May 1, 2019 - May 31, 2019	-	-	-	1,327,177
June 1, 2019 - June 30, 2019	805	6.37	-	1,327,177
Totals / Weighted Average	805	$6.37	-	1,327,177

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

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2019.

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

Orchid Island Capital, Inc.
Registrant

Date: July 26, 2019	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: July 26, 2019	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)