Form 10-Q
period 2019-09-30
Orchid Island Capital, Inc.
filed 2019-10-25
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Number of shares outstanding at October 25, 2019: 63,058,209

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,791,667	$2,991,586
Unpledged	29,251	22,917
Total mortgage-backed securities	3,820,918	3,014,503
Cash and cash equivalents	147,428	108,282
Restricted cash	54,788	17,981
Accrued interest receivable	15,232	13,241
Derivative assets, at fair value	3,389	16,885
Receivable for securities sold, pledged to counterparties	210,664	221,746
Other assets	912	2,993
Total Assets	$4,253,331	$3,395,631

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,813,977	$3,025,052
Dividends payable	5,046	3,931
Derivative liabilities, at fair value	27,371	5,947
Accrued interest payable	11,892	6,445
Due to affiliates	597	654
Other liabilities	2,460	17,523
Total Liabilities	3,861,343	3,059,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 63,058,209 shares issued and outstanding as of September 30, 2019 and 49,132,423 shares issued
and outstanding as of December 31, 2018	631	491
Additional paid-in capital	430,091	379,975
Accumulated deficit	(38,734)	(44,387)
Total Stockholders' Equity	391,988	336,079
Total Liabilities and Stockholders' Equity	$4,253,331	$3,395,631
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2019 and 2018
($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Interest income	$104,795	$117,580	$35,907	$39,054
Interest expense	(63,644)	(50,620)	(22,321)	(18,892)
Net interest income	41,151	66,960	13,586	20,162
Realized losses on mortgage-backed securities	(5,135)	(23,350)	(5,491)	(2,837)
Unrealized gains (losses) on mortgage-backed securities	39,255	(122,136)	(5,292)	(30,006)
(Losses) gains on derivative instruments	(61,968)	69,547	(8,648)	12,694
Net portfolio income (loss)	13,303	(8,979)	(5,845)	13

Expenses:
Management fees	4,051	4,800	1,440	1,482
Allocated overhead	1,001	1,133	351	391
Accrued incentive compensation	(53)	209	173	197
Directors' fees and liability insurance	750	734	260	234
Audit, legal and other professional fees	886	632	221	170
Direct REIT operating expenses	790	1,234	130	424
Other administrative	225	267	57	73
Total expenses	7,650	9,009	2,632	2,971

Net income (loss)	$5,653	$(17,988)	$(8,477)	$(2,958)

Basic and diluted net income (loss) per share	$0.10	$(0.34)	$(0.14)	$(0.06)

Weighted Average Shares Outstanding	54,037,721	52,538,457	60,418,985	52,034,695

Dividends declared per common share	$0.72	$0.83	$0.24	$0.25
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2019 and 2018
($ in thousands, except per share data)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
Balances, January 1, 2018	$531	$461,680	$-	$462,211
Net loss	-	-	(16,377)	(16,377)
Cash dividends declared	-	(16,463)	-	(16,463)
Issuance of common stock pursuant to stock based
compensation plan	-	35	-	35
Amortization of stock based compensation	-	45	-	45
Balances, March 31, 2018	$531	$445,297	$(16,377)	$429,451
Net income	-	-	1,347	1,347
Cash dividends declared	-	(14,161)	-	(14,161)
Issuance of common stock pursuant to stock based
compensation plan	-	184	-	184
Amortization of stock based compensation	-	59	-	59
Shares repurchased and retired	(11)	(7,670)	-	(7,681)
Balances, June 30, 2018	$520	$423,709	$(15,030)	$409,199
Net loss	-	-	(2,958)	(2,958)
Cash dividends declared	-	(13,024)	-	(13,024)
Issuance of common stock pursuant to stock based
compensation plan	-	39	-	39
Amortization of stock based compensation	-	47	-	47
Balances, September 30, 2018	$520	$410,771	$(17,988)	$393,303

Balances, January 1, 2019	$491	$379,975	$(44,387)	$336,079
Net income	-	-	10,597	10,597
Cash dividends declared	-	(11,824)	-	(11,824)
Issuance of common stock pursuant to public offerings, net	13	8,490	-	8,503
Issuance of common stock pursuant to stock based
compensation plan	-	41	-	41
Amortization of stock based compensation	-	42	-	42
Shares repurchased and retired	(5)	(3,019)	-	(3,024)
Balances, March 31, 2019	$499	$373,705	$(33,790)	$340,414
Net income	-	-	3,533	3,533
Cash dividends declared	-	(12,859)	-	(12,859)
Issuance of common stock pursuant to public offerings, net	44	28,451	-	28,495
Issuance of common stock pursuant to stock based
compensation plan	-	43	-	43
Amortization of stock based compensation	-	32	-	32
Balances, June 30, 2019	$543	$389,372	$(30,257)	$359,658
Net loss	-	-	(8,477)	(8,477)
Cash dividends declared	-	(14,588)	-	(14,588)
Issuance of common stock pursuant to public offerings, net	88	55,236	-	55,324
Issuance of common stock pursuant to stock based
compensation plan	-	48	-	48
Amortization of stock based compensation	-	23	-	23
Balances, September 30, 2019	$631	$430,091	$(38,734)	$391,988
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2019 and 2018
($ in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,653	$(17,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	229	409
Realized and unrealized (gains) losses on mortgage-backed securities	(34,120)	145,486
Realized and unrealized losses (gains) on interest rate swaptions	1,379	(4,718)
Realized and unrealized losses (gains) on interest rate swaps	42,739	(14,500)
Realized losses (gains) on forward settling to-be-announced securities	3,846	(13,264)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,146)	359
Other assets	(27)	(136)
Accrued interest payable	5,447	(1,921)
Other liabilities	1,440	1,521
Due from affiliates	(57)	(175)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,383	95,073

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(3,096,194)	(2,958,402)
Sales	1,948,079	2,762,845
Principal repayments	389,496	280,966
(Payments on) proceeds from net settlement of to-be-announced securities	(9,846)	11,229
Purchase of derivative financial instruments, net of margin cash received	(20,032)	23,476
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(788,497)	120,114

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	33,804,965	39,316,249
Principal payments on repurchase agreements	(33,016,040)	(39,528,232)
Cash dividends	(38,156)	(46,914)
Proceeds from issuance of common stock, net of issuance costs	92,322	-
Common stock repurchases	(3,024)	(7,681)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	840,067	(266,578)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	75,953	(51,391)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	126,263	246,712
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$202,216	$195,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$58,197	$52,541
Securities sold settled in later period	209,241	-
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2019

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

On August 2, 2017, Orchid entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through September 30, 2019, the Company issued a total of 15,123,178 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $125.0 million, and net proceeds of approximately $123.1 million, net of commissions and fees.

On July 30, 2019, Orchid entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, relating to the offer and sale of 7,000,000 shares of our common stock at a price to the public of $6.55 per share. The underwriters purchased the shares pursuant to the Underwriting Agreement at a price of $6.3535 per share. The closing of the offering of 7,000,000 shares of common stock occurred on August 2, 2019, with net proceeds to us of approximately $44.2 million after deduction of underwriting discounts and commissions and other estimated offering expenses payable by us.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

(in thousands)
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$147,428	$108,282
Restricted cash	54,788	17,981
Total cash, cash equivalents and restricted cash	$202,216	$126,263

The Company maintains cash balances at three banks and excess margin on account with two exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2019, the Company’s cash deposits exceeded federally insured limits by approximately $118.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for RMBS are based on independent pricing sources and/or third party broker quotes, when available.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), Fed Funds and Eurodollar futures contracts, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivatives in the future.

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

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed, either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar and T-Note futures contracts, interest rate swaps, interest rate swaptions and TBA securities are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 12 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of September 30, 2019 and December 31, 2018 due to the short-term nature of these financial instruments.

Repurchase Agreements

The Company finances the acquisition of the majority of its RMBS through the use of repurchase agreements under master repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

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

Orchid assesses the likelihood, based on their technical merit, that uncertain tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  All of Orchid’s tax positions are categorized as highly certain.  There is no accrual for any tax, interest or penalties related to Orchid’s tax position assessment.  The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of September 30, 2019 and December 31, 2018:

(in thousands)
	September 30, 2019	December 31, 2018
Pass-Through RMBS Certificates:
Adjustable-rate Mortgages	$1,183	$1,437
Fixed-rate Mortgages	3,110,647	2,130,974
Fixed-rate CMOs	604,861	741,926
Total Pass-Through Certificates	3,716,691	2,874,337
Structured RMBS Certificates:
Interest-Only Securities	79,034	116,415
Inverse Interest-Only Securities	25,193	23,751
Total Structured RMBS Certificates	104,227	140,166
Total	$3,820,918	$3,014,503

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2019, the Company had met all margin call requirements.

  As of September 30, 2019 and December 31, 2018, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2019
Fair market value of securities pledged, including
accrued interest receivable	$82,724	$2,584,879	$1,005,000	$343,886	$4,016,489
Repurchase agreement liabilities associated with
these securities	$79,850	$2,442,829	$965,603	$325,695	$3,813,977
Net weighted average borrowing rate	2.55%	2.37%	2.34%	2.29%	2.36%
December 31, 2018
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,720,804	$1,493,565	$-	$3,214,369
Repurchase agreement liabilities associated with
these securities	$-	$1,611,185	$1,413,867	$-	$3,025,052
Net weighted average borrowing rate	-	2.72%	2.57%	-	2.65%

In addition, cash pledged to counterparties for repurchase agreements was approximately $27.1 million and $7.0 million as of September 30, 2019 and December 31, 2018, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2019, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $217.7 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at September 30, 2019 and December 31, 2018.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivatives and other hedging contracts.  To date, the Company has entered into Eurodollar, Fed Funds and T-Note futures contracts, interest rate swaps, and interest rate swaptions, but may enter into other contracts in the future. The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2019 and December 31, 2018.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2019	December 31, 2018
Assets
Interest rate swaps	Derivative assets, at fair value	$3,389	$16,762
Payer swaptions	Derivative assets, at fair value	-	123
Total derivative assets, at fair value		$3,389	$16,885

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$27,371	$2,205
TBA securities	Derivative liabilities, at fair value	-	3,742
Total derivative liabilities, at fair value		$27,371	$5,947

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$2,677	$4,711
TBA securities	Restricted cash	1,909	6,236
TBA securities	Other liabilities	(1,632)	-
Interest rate swaption contracts	Other liabilities	-	(268)
Interest rate swap contracts	Restricted cash	23,145	-
Interest rate swap contracts	Other liabilities	-	(14,308)
Total margin balances on derivative contracts		$26,099	$(3,629)

Eurodollar, Fed Funds and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar, Fed Funds and T-Note futures positions at September 30, 2019 and December 31, 2018.

($ in thousands)
	September 30, 2019
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$500,000	2.91%	1.96%	$(1,192)
2020	500,000	2.97%	1.54%	(7,136)
Total / Weighted Average	$500,000	2.96%	1.63%	$(8,328)
Fed Funds Futures Contracts (Short Positions)
2019	$400,000	1.64%	1.76%	$123
2020	400,000	1.35%	1.53%	175
Total / Weighted Average	$400,000	1.49%	1.64%	$298
Treasury Note Futures Contracts (Short Position)(2)
December 2019 5-year T-Note futures
(Dec 2019 - Dec 2024 Hedge Period)	$140,000	1.80%	1.96%	$1,048

($ in thousands)
	December 31, 2018
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$1,650,000	2.25%	2.64%	$7,036
2020	1,800,000	2.74%	2.45%	(4,503)
Total / Weighted Average	$1,725,000	2.51%	2.54%	$2,533
Treasury Note Futures Contracts (Short Position)(2)
March 2019 5 year T-Note futures
(Mar 2019 - Mar 2024 Hedge Period)	$165,000	3.22%	2.83%	$(3,185)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $119.15 at September 30, 2019 and $114.69 at December 31, 2018.  The notional contract values of the short positions were $166.8 million and $189.2 million at September 30, 2019 and December 31, 2018, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate (“LIBOR”) ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at September 30, 2019 and December 31, 2018.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
September 30, 2019
Expiration > 1 to ≤ 3 years	$1,210,000	1.71%	2.18%	$(3,712)	1.1
Expiration > 3 to ≤ 5 years	910,000	2.03%	2.18%	(20,270)	4.7
	$2,120,000	1.84%	2.18%	$(23,982)	2.6
December 31, 2018
Expiration > 1 to ≤ 3 years	$1,000,000	1.62%	2.63%	$10,365	1.4
Expiration > 3 to ≤ 5 years	260,000	2.01%	2.68%	4,192	3.4
	$1,260,000	1.70%	2.64%	$14,557	1.8

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2018. There were no open swaption positions at September 30, 2019.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
December 31, 2018
≤ 1 year
Payer Swaptions	$7,805	$123	1.4	$700,000	3.20%	3 Month	9.0

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2018. There were no open TBA positions at September 30, 2019.

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

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the nine and three months ended September 30, 2019 and 2018.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Eurodollar futures contracts (short positions)	$(14,423)	$25,301	$(94)	$4,640
T-Note futures contracts (short position)	(6,311)	9,232	(1,112)	1,482
Fed Funds futures contracts (short positions)	313	-	313
Interest rate swaps	(36,322)	17,032	(9,918)	2,995
Receiver swaptions	-	(909)	-	(130)
Payer swaptions	(1,379)	5,627	(316)	414
Net TBA securities	(3,846)	13,264	2,479	3,293
Total	$(61,968)	$69,547	$(8,648)	$12,694

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2019 and December 31, 2018.

(in thousands)
	September 30, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,703,319	$-	$3,703,319	$2,854,540	$10,776	$2,865,316
Structured RMBS - fair value	88,348	-	88,348	126,270	-	126,270
Accrued interest on pledged securities	14,864	-	14,864	12,904	35	12,939
Receivable for securities sold	209,958	-	209,958	220,654	-	220,654
Restricted cash	27,057	27,731	54,788	7,034	10,947	17,981
Total	$4,043,546	$27,731	$4,071,277	$3,221,402	$21,758	$3,243,160

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements and derivative agreements as of September 30, 2019 and December 31, 2018.

(in thousands)
	September 30, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$1,476	$1,632	$3,108	$3,852	$14,576	$18,428
PT RMBS - fair value	-	-	-	1,557	-	1,557
U.S. Treasury securities - fair value	348	-	348	180	-	180
Total	$1,824	$1,632	$3,456	$5,589	$14,576	$20,165

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2019 and December 31, 2018.

(in thousands)
Offsetting of Assets
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2019
Interest rate swaps	$3,389	$-	$3,389	$-	$-	$3,389
	$3,389	$-	$3,389	$-	$-	$3,389
December 31, 2018
Interest rate swaps	$16,762	$-	$16,762	$-	$(14,308)	$2,454
Interest rate swaptions	123	-	123	-	(123)	-
	$16,885	$-	$16,885	$-	$(14,431)	$2,454

(in thousands)
Offsetting of Liabilities
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2019
Repurchase Agreements	$3,813,977	$-	$3,813,977	$(3,786,920)	$(27,057)	$-
Interest rate swaps	27,371	-	27,371	-	(23,145)	4,226
	$3,841,348	$-	$3,841,348	$(3,786,920)	$(50,202)	$4,226
December 31, 2018
Repurchase Agreements	$3,025,052	$-	$3,025,052	$(3,018,018)	$(7,034)	$-
Interest rate swaps	2,205	-	2,205	-	-	2,205
TBA securities	3,742	-	3,742	-	(3,742)	-
	$3,030,999	$-	$3,030,999	$(3,018,018)	$(10,776)	$2,205

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During the nine months ended September 30, 2019, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during 2018.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2019
At the Market Offering Program(3)	First Quarter	$6.84	1,267,894	$8,503
At the Market Offering Program(3)	Second Quarter	6.70	4,337,931	28,495
At the Market Offering Program(3)	Third Quarter	6.37	1,771,301	11,098
Follow-on Offering	Third Quarter	6.35	7,000,000	44,226
Total			14,377,126	$92,322

(1)	Weighted average price received per share is before deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into six equity distribution agreements, all six of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through September 30, 2019, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share.  During the nine months ended September 30, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. However, the Company did not repurchase any shares of its common stock during the three months ended September 30, 2019. The remaining authorization under the repurchase program as of September 30, 2019 was 857,202 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019 - YTD(1)	0.800	44,321
Totals	$10.705	$278,293

(1)
On October 17, 2019, the Company declared a dividend of $0.08 per share to be paid on November 29, 2019.  The effect of this dividend is included in the table above, but is not reflected in the Company’s financial statements as of September 30, 2019.

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

Stock Awards

The Company has previously issued, and may in the future issue additional, immediately vested common stock under the Incentive Plan to certain executive officers and employees of its Manager. The Company’s non-employee directors received grants of immediately vested common stock for their service to the Company during the first quarter of 2018. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2019 and 2018.

($ in thousands, except per share data)
	Nine Months Ended September 30,
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

The following table presents information related to Performance Units outstanding during the nine months ended September 30, 2019 and 2018.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	43,672	$8.34	41,693	$9.95
Granted	-	-	27,935	7.45
Forfeited	-	-	(2,161)	8.49
Vested and issued	(20,498)	8.90	(18,301)	10.16
Unvested, end of period	23,174	$7.85	49,166	$8.52

Compensation expense during period		$97		$150
Unrecognized compensation expense, end of period		$60		$205
Intrinsic value, end of period		$133		$356
Weighted-average remaining vesting term (in years)		0.9		1.2

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

The following table presents information related to the DSUs outstanding during the nine months ended September 30, 2019 and 2018.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	12,434	$7.37	-	$-
Granted and vested	22,424	6.42	6,046	7.52
Issued	-	-	-	-
Outstanding, end of period	34,858	$6.76	6,046	$7.52

Compensation expense during period		$135		$90
Intrinsic value, end of period		$200		$44

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2019.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible Performance Units that were outstanding during the nine and three months ended September 30, 2019 and 2018. The basic and diluted per share computations include these unvested Performance Units if there is income available to common stock, as they have dividend participation rights. The Performance Units have no contractual obligation to share in losses. Because there is no such obligation, the Performance Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2019 and 2018.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$5,653	$(17,988)	$(8,477)	$(2,958)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	63,058	52,039	63,058	52,039
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	58	-	-	-
Effect of weighting	(9,078)	499	(2,639)	(4)
Weighted average shares-basic and diluted	54,038	52,538	60,419	52,035
Net income (loss) per common share:
Basic and diluted	$0.10	$(0.34)	$(0.14)	$(0.06)
Anti-dilutive incentive shares not included in calculation.	-	55	58	55

NOTE 12.   FAIR VALUE

The framework for using fair value to measure assets and liabilities defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2019 and 2018. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Mortgage-backed securities	$3,820,918	$-	$3,820,918	$-
Interest rate swaps	(23,982)	-	(23,982)	-
December 31, 2018
Mortgage-backed securities	$3,014,503	$-	$3,014,503	$-
Interest rate swaps	14,557	-	14,557	-
Interest rate swaptions	123	-	123	-
TBA securities	(3,742)	-	(3,742)	-

During the nine and three months ended September 30, 2019 and 2018, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $5.1 million and $1.8 million for the nine and three months ended September 30, 2019, respectively, and approximately $5.9 million and $1.9 million for the nine and three months ended September 30, 2018, respectively. At September 30, 2019 and December 31, 2018, the net amount due to affiliates was approximately $0.6 million and $0.7 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of September 30, 2019, Bimini owned 1,520,036 shares, or 2.4%, of the Company’s common stock.

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

Capital Raising Activities

On August 2, 2017, we entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through September 30, 2019, we issued a total of 15,123,178 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $123.1 million, net of commissions and fees.

On July 30, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, relating to the offer and sale of 7,000,000 shares of our common stock at a price to the public of $6.55 per share. The underwriters purchased the shares pursuant to the Underwriting Agreement at a price of $6.3535 per share. The closing of the offering of 7,000,000 shares of common stock occurred on August 2, 2019, with net proceeds to us of approximately $44.2 million after deduction of underwriting discounts and commissions and other estimated offering expenses payable by us.

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

From the inception of the stock repurchase program through September 30, 2019, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share.  During the nine months ended September 30, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. However, the Company did not repurchase any shares of its common stock during the three months ended September 30, 2019. The remaining authorization under the repurchase program as of September 30, 2019 was 857,202 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for, and supply of, investments in Agency RMBS;
•
actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the “Fed”), the Federal Open Market Committee (the “FOMC”), the Federal Housing Financing Agency (the “FHFA”) and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2019, as compared to the Company’s results of operations for the nine and three months ended September 30, 2018.

Net Income (Loss) Summary

Net income for the nine months ended September 30, 2019 was $5.7 million, or $0.10 per share. Net loss for the nine months ended September 30, 2018 was $18.0 million, or $0.34 per share.  Net loss for the three months ended September 30, 2019 was $8.5 million, or $0.14 per share. Net loss for the three months ended September 30, 2018 was $3.0 million, or $0.06 per share.  The components of net income (loss) for the nine and three months ended September 30, 2019 and 2018, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended, September 30,
	2019	2018	Change	2019	2018	Change
Interest income	$104,795	$117,580	$(12,785)	$35,907	$39,054	$(3,147)
Interest expense	(63,644)	(50,620)	(13,024)	(22,321)	(18,892)	(3,429)
Net interest income	41,151	66,960	(25,809)	13,586	20,162	(6,576)
Losses on RMBS and derivative contracts	(27,848)	(75,939)	48,091	(19,431)	(20,149)	718
Net portfolio income (loss)	13,303	(8,979)	22,282	(5,845)	13	(5,858)
Expenses	(7,650)	(9,009)	1,359	(2,632)	(2,971)	339
Net income (loss)	$5,653	$(17,988)	$23,641	$(8,477)	$(2,958)	$(5,519)

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

In addition, we have not designated our derivative financial instruments in hedge accounting relationships, but rather hold them for economic hedging purposes. Changes in fair value of these instruments are presented in a separate line item in the Company’s statements of operations and not included in interest expense.  As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
September 30, 2019	$(8,477)	$(19,431)	$10,954	$(0.14)	$(0.32)	$0.18
June 30, 2019	3,533	(7,670)	11,203	0.07	(0.15)	0.22
March 31, 2019	10,597	(747)	11,344	0.22	(0.02)	0.24
December 31, 2018	(26,397)	(40,707)	14,310	(0.52)	(0.80)	0.28
September 30, 2018	(2,958)	(20,149)	17,191	(0.06)	(0.39)	0.33
June 30, 2018	1,347	(17,734)	19,081	0.03	(0.34)	0.37
March 31, 2018	(16,377)	(38,056)	21,679	(0.31)	(0.72)	0.41
Nine Months Ended
September 30, 2019	$5,653	$(27,848)	$33,501	$0.10	$(0.52)	$0.62
September 30, 2018	(17,988)	(75,939)	57,951	(0.34)	(1.45)	1.11

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar, Fed Funds and Treasury Note (“T-Note”) futures contracts, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

We have not elected to designate our derivative holdings for hedge accounting treatment. Changes in fair value of these instruments are presented in a separate line item in our statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Eurodollar, Fed Funds and U.S. Treasury futures, and interest rate swaps and swaptions, that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2019	$(8,648)	$2,479	$1,244	$(12,371)
June 30, 2019	(34,288)	(1,684)	1,464	(34,068)
March 31, 2019	(19,032)	(4,641)	2,427	(16,818)
December 31, 2018	(45,235)	(8,737)	784	(37,282)
September 30, 2018	12,694	3,293	271	9,130
June 30, 2018	14,859	1,564	(852)	14,147
March 31, 2018	41,994	8,407	(3,011)	36,598
Nine Months Ended
September 30, 2019	$(61,968)	$(3,846)	$5,135	$(63,257)
September 30, 2018	69,547	13,264	(3,592)	59,875

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
September 30, 2019	$35,907	$22,321	$1,244	$21,077	$13,586	$14,830
June 30, 2019	36,455	22,431	1,464	20,967	14,024	15,488
March 31, 2019	32,433	18,892	2,427	16,465	13,541	15,968
December 31, 2018	37,002	19,739	784	18,955	17,263	18,047
September 30, 2018	39,054	18,892	271	18,621	20,162	20,433
June 30, 2018	38,591	16,579	(852)	17,431	22,012	21,160
March 31, 2018	39,935	15,149	(3,011)	18,160	24,786	21,775
Nine Months Ended
September 30, 2019	$104,795	$63,644	$5,135	$58,509	$41,151	$46,286
September 30, 2018	117,580	50,620	(3,592)	54,212	66,960	63,368

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the nine months ended September 30, 2019, we generated $41.2 million of net interest income, consisting of $104.8 million of interest income from RMBS assets offset by $63.6 million of interest expense on borrowings.  For the comparable period ended September 30, 2018, we generated $67.0 million of net interest income, consisting of $117.6 million of interest income from RMBS assets offset by $50.6 million of interest expense on borrowings.   The $12.8 million decrease in interest income was due to the $343.8 million decrease in average RMBS, combined with a 7 basis point ("bps") decrease in the yield on average RMBS. The $13.0 million increase in interest expense was due to an 72 bps increase in the average cost of funds, partially offset by a $293.7 million decrease in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the nine months ended September 30, 2019 and 2018 was $58.5 million and $54.2 million, respectively, resulting in $46.3 million and $63.4 million of economic net interest income, respectively.

During the three months ended September 30, 2019, we generated $13.6 million of net interest income, consisting of $35.9 million of interest income from RMBS assets offset by $22.3 million of interest expense on borrowings.  For the three months ended September 30, 2018, we generated $20.2 million of net interest income, consisting of $39.1 million of interest income from RMBS assets offset by $18.9 million of interest expense on borrowings.  The $3.1 million decrease in interest income was due to a 43 bps decrease in the yield on average RMBS, partially offset by a $72.3 million increase in average RMBS. The $3.4 million increase in interest expense was due to a 27 bps increase in the average cost of funds, combined with a $185.9 million increase in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the three months ended September 30, 2019 and 2018 was $21.1 million and $18.6 million, respectively, resulting in $14.8 million and $20.4 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2019 and 2018 and each quarter of 2019 to date and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2019	$3,674,087	$35,907	3.91%	$3,571,752	$22,321	$21,077	2.50%	2.36%
June 30, 2019	3,307,885	36,455	4.41%	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	3,051,509	32,433	4.25%	2,945,895	18,892	16,465	2.57%	2.24%
December 31, 2018	3,264,230	37,002	4.53%	3,173,428	19,739	18,955	2.49%	2.39%
September 30, 2018	3,601,776	39,054	4.34%	3,385,829	18,892	18,621	2.23%	2.20%
June 30, 2018	3,717,690	38,591	4.15%	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,745,298	39,935	4.27%	3,576,533	15,149	18,160	1.69%	2.03%
Nine Months Ended
September 30, 2019	$3,344,494	$104,795	4.18%	$3,205,260	$63,644	$58,509	2.65%	2.43%
September 30, 2018	3,688,255	117,580	4.25%	3,498,976	50,620	54,212	1.93%	2.07%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2019	$13,586	$14,830	1.41%	1.55%
June 30, 2019	14,024	15,488	1.51%	1.70%
March 31, 2019	13,541	15,968	1.68%	2.01%
December 31, 2018	17,263	18,047	2.04%	2.14%
September 30, 2018	20,162	20,433	2.11%	2.14%
June 30, 2018	22,012	21,160	2.27%	2.18%
March 31, 2018	24,786	21,775	2.58%	2.24%
Nine Months Ended
September 30, 2019	$41,151	$46,286	1.53%	1.75%
September 30, 2018	66,960	63,368	2.32%	2.18%

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

Interest Income and Average Asset Yield

Our interest income for the nine months ended September 30, 2019 and 2018 was $104.8 million and $117.6 million, respectively.  We had average RMBS holdings of $3,344.5 million and $3,688.3 million for the nine months ended September 30, 2019 and 2018, respectively.  The yield on our portfolio was 4.18% and 4.25% for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, there was a $12.8 million decrease in interest income due to a $343.8 million decrease in average RMBS, combined with a 7 bps decrease in the yield on average RMBS.

Our interest income for the three months ended September 30, 2019 and 2018 was $35.9 million and $39.1 million, respectively.  We had average RMBS holdings of $3,674.1 million and $3,601.8 million for the three months ended September 30, 2019 and 2018, respectively.  The yield on our portfolio was 3.91% and 4.34% for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, there was a $3.1 million decrease in interest income due to a 43 bps decrease in the yield on average RMBS, partially offset by a $72.3 million increase in average RMBS.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the nine months ended September 30, 2019 and 2018, and for each quarter of 2019 to date and 2018.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2019	$3,558,075	$116,012	$3,674,087	$36,332	$(425)	$35,907	4.08%	(1.47)%	3.91%
June 30, 2019	3,181,976	125,909	3,307,885	34,992	1,463	36,455	4.40%	4.65%	4.41%
March 31, 2019	2,919,415	132,094	3,051,509	30,328	2,105	32,433	4.16%	6.37%	4.25%
December 31, 2018	3,126,639	137,591	3,264,230	34,648	2,354	37,002	4.43%	6.84%	4.53%
September 30, 2018	3,463,325	138,451	3,601,776	36,716	2,338	39,054	4.24%	6.76%	4.34%
June 30, 2018	3,572,540	145,150	3,717,690	36,273	2,318	38,591	4.06%	6.38%	4.15%
March 31, 2018	3,610,527	134,771	3,745,298	38,725	1,210	39,935	4.29%	3.59%	4.27%
Nine Months Ended
September 30, 2019	$3,219,822	$124,672	$3,344,494	$101,652	$3,143	$104,795	4.21%	3.36%	4.18%
September 30, 2018	3,548,798	139,457	3,688,255	111,714	5,866	117,580	4.20%	5.61%	4.25%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,205.3 million and $3,499.0 million and total interest expense of $63.6 million and $50.6 million for the nine months ended September 30, 2019 and 2018, respectively. Our average cost of funds was 2.65% for the nine months ended September 30, 2019, compared to 1.93% for the comparable period in 2018. Contributing to the increase in interest expense was a 72 bps increase in the average cost of funds, partially offset by a $293.7 million decrease in average outstanding borrowings during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  The higher cost of funds for the nine months ended September 30, 2019, compared to the same period in 2018, reflects the higher short-term rates as presented in the table below.

Our economic interest expense was $58.5 million and $54.2 million for the nine months ended September 30, 2019 and 2018, respectively. There was a 36 bps increase in the average economic cost of funds to 2.43% for the nine months ended September 30, 2019 from 2.07% for the nine months ended September 30, 2018.  The reason for the increase in economic cost of funds is primarily due to the increase in the cost of our borrowings noted above.

We had average outstanding borrowings of $3,571.8 million and $3,385.8 million and total interest expense of $22.3 million and $18.9 million for the three months ended September 30, 2019 and 2018, respectively. Our average cost of funds was 2.50% and 2.23% for three months ended September 30, 2019 and 2018, respectively. There was a 27 bps increase in the average cost of funds and a $185.9 million increase in average outstanding borrowings during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.  As in the nine months ended September 30, 2019, the higher cost of funds for the three months ended September 30, 2019, compared to the same period in 2018, reflects higher short-term rates.

Our economic interest expense was $21.1 million and $18.6 million for the three months ended September 30, 2019 and 2018, respectively. There was a 16 bps increase in the average economic cost of funds to 2.36% for the three months ended September 30, 2019 from 2.20% for the three months ended September 30, 2018. The increase in economic interest expense during the three months ended September 30, 2019 was due to higher average interest rates charged for those borrowings.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 28 bps above the average one-month LIBOR and 32 bps above the average six-month LIBOR for the quarter ended September 30, 2019.  Our average economic cost of funds was 14 bps above the average one-month LIBOR and 18 bps above the average six-month LIBOR for the quarter ended September 30, 2019. The average term to maturity of the outstanding repurchase agreements increased to 36 days at September 30, 2019 from 31 days at December 31, 2018.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2019 and 2018, and for each quarter in 2019 to date and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2019	$3,571,752	$22,321	$21,077	2.50%	2.36%
June 30, 2019	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	2,945,895	18,892	16,465	2.57%	2.24%
December 31, 2018	3,173,428	19,739	18,955	2.49%	2.39%
September 30, 2018	3,385,829	18,892	18,621	2.23%	2.20%
June 30, 2018	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,576,533	15,149	18,160	1.69%	2.03%
Nine Months Ended
September 30, 2019	$3,205,260	$63,644	$58,509	2.65%	2.43%
September 30, 2018	3,498,976	50,620	54,212	1.93%	2.07%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
September 30, 2019	2.22%	2.18%	0.28%	0.32%	0.14%	0.18%
June 30, 2019	2.45%	2.49%	0.45%	0.41%	0.26%	0.22%
March 31, 2019	2.51%	2.77%	0.06%	(0.20)%	(0.27)%	(0.53)%
December 31, 2018	2.39%	2.74%	0.10%	(0.25)%	0.00%	(0.35)%
September 30, 2018	2.17%	2.55%	0.06%	(0.32)%	0.03%	(0.35)%
June 30, 2018	1.99%	2.48%	(0.11)%	(0.60)%	(0.02)%	(0.51)%
March 31, 2018	1.69%	2.11%	0.00%	(0.42)%	0.34%	(0.08)%
Nine Months Ended
September 30, 2019	2.39%	2.48%	0.26%	0.17%	0.04%	(0.05)%
September 30, 2018	1.95%	2.38%	(0.02)%	(0.45)%	0.12%	(0.31)%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2019 and 2018.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Realized losses on sales of RMBS	$(5,135)	$(23,350)	$18,215	$(5,491)	$(2,837)	$(2,654)
Unrealized gains (losses) on RMBS	39,255	(122,136)	161,391	(5,292)	(30,006)	24,714
Total gains (losses) on RMBS	34,120	(145,486)	179,606	(10,783)	(32,843)	22,060
(Losses) gains on interest rate futures	(20,421)	34,533	(54,954)	(893)	6,122	(7,015)
(Losses) gains on interest rate swaps	(36,322)	17,032	(53,354)	(9,918)	2,995	(12,913)
Gains (losses) on receiver swaptions	-	(909)	909	-	(130)	130
(Losses) gains on payer swaptions	(1,379)	5,627	(7,006)	(316)	414	(730)
(Losses) gains on TBA securities	(3,846)	13,264	(17,110)	2,479	3,293	(814)
Total (losses) gains from derivative instruments	(61,968)	69,547	(131,515)	(8,648)	12,694	(21,342)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2019 and 2018, we received proceeds of $1,948.1 million and $2,762.8 million, respectively, from the sales of RMBS.  During the three months ended September 30, 2019 and 2018, we received proceeds of $467.8 million and $1,005.2 million, respectively, from the sales of RMBS.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the nine and three months ended September 30, 2019, the Company’s total operating expenses were approximately $7.6 million and $2.6 million, respectively, compared to approximately $9.0 million and $3.0 million, respectively, for the nine and three months ended September 30, 2018.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2019 and 2018.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Management fees	$4,051	$4,800	$(749)	$1,440	$1,482	$(42)
Overhead allocation	1,001	1,133	(132)	351	391	(40)
Accrued incentive compensation	(53)	209	(262)	173	197	(24)
Directors fees and liability insurance	750	734	16	260	234	26
Audit, legal and other professional fees	886	632	254	221	170	51
Direct REIT operating expenses	790	1,234	(444)	130	424	(294)
Other administrative	225	267	(42)	57	73	(16)
Total expenses	$7,650	$9,009	$(1,359)	$2,632	$2,971	$(339)

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2019 to date and 2018.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2019	$3,647,087	$394,788	$1,440	$351	$1,791
June 30, 2019	3,307,885	363,961	1,326	327	1,653
March 31, 2019	3,051,509	363,204	1,285	323	1,608
December 31, 2018	3,264,230	395,911	1,404	433	1,837
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	360	1,966
March 31, 2018	3,745,298	488,906	1,712	382	2,094
Nine Months Ended
September 30, 2019	$3,344,494	$373,984	$4,051	$1,001	$5,052
September 30, 2018	3,688,255	463,517	4,800	1,133	5,933

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2019, our RMBS portfolio consisted of $3,820.9 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.09%.  During the nine months ended September 30, 2019, we received principal repayments of $389.5 million compared to $281.0 million for the nine months ended September 30, 2018.  The average prepayment speeds for the quarters ended September 30, 2019 and 2018 were 16.4% and 8.6%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2019	15.5	19.3	16.4
June 30, 2019	10.9	12.7	11.4
March 31, 2019	9.5	8.4	9.2
December 31, 2018	6.7	9.0	7.2
September 30, 2018	7.5	11.5	8.6
June 30, 2018	8.7	11.8	9.8
March 31, 2018	6.5	11.6	7.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of September 30, 2019 and December 31, 2018:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2019
Adjustable Rate RMBS	$1,183	0.0%	4.52%	180	1-Sep-35
Fixed Rate RMBS	3,110,647	81.4%	4.21%	317	1-Aug-49
Fixed Rate CMOs	604,861	15.8%	4.25%	336	15-Oct-44
Total Mortgage-backed Pass-through	3,716,691	97.2%	4.22%	320	1-Aug-49
Interest-Only Securities	79,034	2.1%	3.76%	248	25-Jul-48
Inverse Interest-Only Securities	25,193	0.7%	3.08%	288	15-Jul-47
Total Structured RMBS	104,227	2.8%	3.61%	257	25-Jul-48
Total Mortgage Assets	$3,820,918	100.0%	4.09%	307	1-Aug-49
December 31, 2018
Adjustable Rate RMBS	$1,437	0.0%	4.75%	190	1-Sep-35
Fixed Rate RMBS	2,130,974	70.7%	4.28%	275	1-Nov-48
Fixed Rate CMOs	741,926	24.6%	4.27%	348	15-Oct-44
Total Mortgage-backed Pass-through	2,874,337	95.3%	4.27%	294	1-Nov-48
Interest-Only Securities	116,415	3.9%	3.74%	254	25-Jul-48
Inverse Interest-Only Securities	23,751	0.8%	2.65%	297	15-Jul-47
Total Structured RMBS	140,166	4.7%	3.55%	264	25-Jul-48
Total Mortgage Assets	$3,014,503	100.0%	4.06%	286	1-Nov-48

($ in thousands)
	September 30, 2019		December 31, 2018
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,755,540	72.1%	$1,527,055	50.7%
Freddie Mac	1,062,897	27.8%	1,483,406	49.2%
Ginnie Mae	2,481	0.1%	4,042	0.1%
Total Portfolio	$3,820,918	100.0%	$3,014,503	100.0%

	September 30, 2019	December 31, 2018
Weighted Average Pass-through Purchase Price	$104.92	$104.57
Weighted Average Structured Purchase Price	$15.24	$15.14
Weighted Average Pass-through Current Price	$106.53	$103.64
Weighted Average Structured Current Price	$11.38	$14.04
Effective Duration (1)	1.600	2.078

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 1.600 indicates that an interest rate increase of 1.0% would be expected to cause a 1.600% decrease in the value of the RMBS in the Company’s investment portfolio at September 30, 2019.  An effective duration of 2.078 indicates that an interest rate increase of 1.0% would be expected to cause a 2.078% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2018. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2019 and 2018, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2019			2018
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$3,083,929	$104.77	3.06%	$2,929,494	$104.20	3.34%
Structured RMBS	12,265	18.06	7.82%	28,908	21.56	5.39%

Borrowings

As of September 30, 2019, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 23 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of September 30, 2019, we had obligations outstanding under the repurchase agreements of approximately $3,814.0 million with a net weighted average borrowing cost of 2.36%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 192 days, with a weighted average remaining maturity of 36 days.  Securing the repurchase agreement obligations as of September 30, 2019 are RMBS with an estimated fair value, including accrued interest, of approximately $4,016.5 million and a weighted average maturity of 318 months, and cash pledged to counterparties of approximately $27.1 million.  Through October 25, 2019, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2019 with maturities through April 9, 2020.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2019 to date and 2018.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
September 30, 2019	$3,813,977	$3,847,417	$3,571,752	242,225	6.78%
June 30, 2019	3,329,527	3,730,460	3,098,133	231,394	7.47%
March 31, 2019	2,866,738	3,022,771	2,945,895	(79,157)	(2.69)%
December 31, 2018	3,025,052	3,356,691	3,173,428	(148,376)	(4.68)%
September 30, 2018	3,321,803	3,532,904	3,385,829	(64,026)	(1.89)%
June 30, 2018	3,449,854	3,637,286	3,534,567	(84,713)	(2.40)%
March 31, 2018	3,619,280	3,931,856	3,576,533	42,747	1.20%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2019, haircuts on our pledged collateral remained stable and as of September 30, 2019, our weighted average haircut was approximately 5.3% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,813,977	$-	$-	$-	$3,813,977
Interest expense on repurchase agreements(1)	20,500	-	-	-	20,500
Totals	$3,834,477	$-	$-	$-	$3,834,477

(1)	Interest expense on repurchase agreements is based on current interest rates as of September 30, 2019 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of September 30, 2019, we had cash and cash equivalents of $147.4 million.  We generated cash flows of $489.8 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,205.3 million during the nine months ended September 30, 2019.

Stockholders’ Equity

On August 2, 2017, we entered into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through September 30, 2019, we issued a total of 15,351,877 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $123.1 million, net of commissions and fees.

On July 30, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, relating to the offer and sale of 7,000,000 shares of our common stock at a price to the public of $6.55 per share. The underwriters purchased the shares pursuant to the Underwriting Agreement at a price of $6.3535 per share. The closing of the offering of 7,000,000 shares of common stock occurred on August 2, 2019, with net proceeds to us of approximately $44.2 million after deduction of underwriting discounts and commissions and other estimated offering expenses payable by us.

Outlook

The third quarter of 2019 was a very volatile period. As 2018 came to a close, the domestic economy of the U.S. was quite strong and the Fed was still removing accommodation from the economy, raising the Federal Funds (the “Fed Funds”) target range 25 bps at their December 2018 meeting.  The trajectory of the economy and Fed monetary policy has changed dramatically since.  The Fed lowered the Fed Funds target range 25 bps at both their July and September 2019 meetings, and the market expects the Fed to do so again before the end of 2019.  Global growth has continued to decelerate and domestic growth, at least the manufacturing side of the economy, has clearly slowed.  Contributing to the global growth slow down has been the escalating trade war, particularly between the U.S. and China.  The Trump administration has continued to increase both the dollar amount of goods imported from China that will be subject to tariffs and the magnitude of the tariffs that will be imposed.  The most recent increase was announced on August 1st and was the largest in both the dollar amount of goods affected and the rate of the tariffs.  The markets reacted violently, and risk-taking sentiment plummeted.  Global stock markets declined and interest rates across the globe declined.

After a period of relative calm in July 2019, the escalation in the trade war triggered by the new tariff announcement in August brought about several meaningful developments for the global rates markets.  In Germany, the 10-year Bund yield hit a new all-time low of -0.716% on August 28, 2019.  The dollar amount of global debt trading at negative yields hit a new all-time high of $17.037 trillion on August 29, 2019.  Domestically,  the 10-year U.S. Treasury term premium reached -1.3273 on August 28, 2019, the 30-year government bond yield declined below 2% for the first time ever during August and the spread between the 3-month U.S. Treasury bill and the 10-year U.S. Treasury reached -0.5044 on August 27, 2019.  In short, it was an unsettling month.  However, the volatility continued through the end of the quarter.

Domestic economic data released in early September was not as bad as feared and the rates markets reversed violently again, with the yield on the 10-year U.S. Treasury rising from a low of 1.458% on September 3, 2019 – within 11 bps of the all-time lowest yield for the 10-year, to just under 1.90% on September 13, 2019. This was a 44 bps move in just 8 trading days.  On September 14th, there was a missile attack on substantial portions of Saudi Arabian oil productions facilities which turned the market around yet again.  Developments during the period were not limited to the equity and rates markets. During September, the House of Representatives launched an impeachment inquiry into President Trump’s dealing with the president of Ukraine.  Finally, on September 16th, disruptions in the over-night funding markets caused the Fed Funds rate to trade outside of the 25 bps band established by the Fed, and over-night repo rates to spike towards 7%.  The spike was caused more by a lack of available funding versus an unwillingness to lend, which would be consistent with credit related fears present in the market.  The Fed intervened rather quickly by initially providing overnight repo facilities and eventually term funding over quarter end to calm markets. The Fed took additional steps in October to address pressures in the over-night funding markets. These steps are described more fully below under Recent Regulatory Developments.  In summary, the third quarter was very volatile and as we head into the fourth quarter, the markets are anxious for calm to return.  So far in October, there have been positive developments.  The U.S. and China reached a tentative agreement on October 11, 2019 that will, among other things, prevent tariffs on $300 billion of goods from increasing on October 15, 2019 as originally scheduled. There are not many details of the tentative agreement available yet, but the market senses the trade war, while not about to end, will not continue to escalate either, and appears to be thawing somewhat. A potential deal on Brexit has also been reached, which may prevent the United Kingdom from leaving the European Union without a deal.

In response to these developments, the markets expect continued accommodation on the part of the various central banks and this appears to be what the banks intend to deliver.  The European Central Bank will be under new leadership beginning November 1, 2019 and both the outgoing president and his replacement have made clear their intentions to maintain adequate policy accommodation.  This is the case as well in China and Japan.  In the U.S., the picture is less clear.  There appears to be a divide within the Fed over both the outlook for the economy and what the focus of the Fed should be.  Domestic data – outside of manufacturing – has remained firm.  Data released in early October indicated this may not be the case for much longer.  However, the data is far from weak.  Outside of the U.S. the picture is far less cloudy.  There is clear evidence of a global growth slow down.  The question that the Fed is grappling with relates to which matters most to the Fed for setting monetary policy.  Is it solely the state of the domestic economy or should the Fed respond to developments abroad, usually manifesting themselves in the rates and equities markets.  The level of inflation and inflation expectations also matter.  Currently, inflation is running below the Fed target of 2%, but has been moving closer to target of late. Inflation consistently below the Fed’s target would justify additional accommodation, but this may not be the case in the near future if inflation continues to move higher. Public comments by the Fed chairman and policy decision voting reveal the lack of consensus.  The markets await resolution of the matter.

The Agency MBS market total return for the quarter was 1.4%, although the return was -0.2% versus equivalent duration swaps and LIBOR per data by Bank of America Merrill Lynch/ICE Data Indices.  With interest rates declining to near all-time low levels, prepayment activity accelerated and is expected to continue to remain high.  The spread of the current-coupon 30-year mortgage to the 10-year U.S. Treasury reached 98.07 bps on August 27, 2019, the highest spread since 2012.  Total returns across the Agency MBS sector followed durations to some extent, as 30-year returns exceeded returns to 15-year MBS and Ginnie Mae securities, although within the coupon stack, this trend did not hold.  As prepayment performance was worst among the 3.5% and 4.0% coupons, these securities generally trailed higher with lower coupons on a total return basis.  With prepayment activity elevated and the continued poor quality of generic, TBA collateral, specified pools continue to outperform.

  In June 2019, the Uniform MBS (“UMBS”) began trading.  UMBS are passthrough securities representing an interest in a pool of residential mortgages that are issued and guaranteed by either Fannie Mae or Freddie Mac. The UMBS were designed to eliminate differences in underwriting, servicing and trading levels between Fannie Mae and Freddie Mac securities and to increase liquidity in the TBA market. TBA trades can now be settled through delivery of either Fannie Mae or Freddie Mac UMBS.  Also, resecuritizations of Fannie Mae or Freddie Mac collateral can be commingled, and commingled passthrough securities can be used to settle UMBS TBA trades. It remains to be seen how effective the UMBS program will be at accomplishing these objectives.  As mentioned, the deterioration in the TBA market continues to be a significant obstacle for Agency MBS performance, both on an outright return basis and compared to other sectors of the fixed income universe. Refinancing activity has increased and all agency loans outside of the specified pool market continue to exhibit very poor prepayment behavior.  The collateral generally has historically high gross weighted average coupons for any given coupon, higher loan balances and higher FICO scores – all consistent with higher prepayment expectations.  This has led to a material increase in premiums charged for pools with more desirable prepayment characteristics.  While these premiums have increased, and are very high for the current level of rates, the all-in price for specified securities is historically low for the level of rates.  This is because the dollar prices for the various TBA securities is very low for the level of rates – reflecting the very poor prepayment characteristics of the TBA collateral.

Recent Regulatory Developments

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed’s reinvestment of U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency RMBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency RMBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. In October 2019, the Fed began reinvesting principal payments from Agency RMBS or agency debt in U.S. Treasury securities, subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency RMBS.

On October 11, 2019, the Fed commenced purchases of up to $60 billion treasury bills per month through the second quarter of 2020.  The Fed is also conducting overnight repo operations of $75 billion, initially, and 2-week term repo operations of at least $35 billion twice a week through January of 2020.  Their goal is to maintain reserve balances over time at or above the levels that prevailed in early September 2019.

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

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform soon. On September 30, 2019, the FHFA announced Fannie Mae and Freddie Mac will be allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the current limit of $3 billion each. This step could ultimately lead to Fannie Mae and Freddie Mac being privatized and represents the first concrete step on the road to GSE reform.  At this time, however, no decisions have been made on any additional steps to be taken as part of the GSE reform plan.

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

Higher long-term rates can also affect the value of our Agency RMBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency RMBS declines.  Some of the instruments the Company uses to hedge our Agency RMBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency RMBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency RMBS.

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency RMBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency RMBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed’s September 2017 announcement, the cap reached $20 billion per month in October 2018.  At the time of the Fed’s announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency RMBS market and as it was reduced slowly over the course of 2018 and essentially eliminated beyond October 2018, the removal of this source of demand could negatively impact Agency RMBS prices.  The extent this negatively impacts the Agency RMBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency RMBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency RMBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. In October 2019, the Fed began reinvesting principal payments from Agency RMBS or agency debt in U.S. Treasury securities, subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency RMBS.

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

Effects on our borrowing costs

We leverage our PT RMBS portfolio and a portion of our structured Agency RMBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets. An increase in the Fed Funds rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar, Fed Funds and T-Note futures contracts or interest rate swaptions.

Summary

The third quarter of 2019 proved to be a very turbulent period for the markets.  As the global economy continued its slowdown that started in 2018 and the domestic manufacturing segment continued to cool, the markets expected the Fed would need to ease monetary policy in 2019.  Contributing to the slowdown, both globally and domestically, was the trade war between the U.S. and China.  The trade war was meaningfully escalated when on August 1, 2019, the Trump administration announced substantial increases to both the dollar amount of goods that would be subject to tariffs and the size of the tariffs themselves.  The markets reacted violently and several key market indicators reached new extreme levels – such as the yield on the German 10-year Bund, the 30-year U.S. Treasury yield and many others.  These extreme levels were reached in late August and early September before the market once again pivoted and reversed course, as the yield on the 10-year U.S. Treasury note increased 44 bps in a mere 8 trading days.  Not surprisingly, the markets would reverse a few more times as one development after another buffeted the market – including a major attack on Saudi oil fields, the possible impeachment of President Trump, a major disruption in the over-night funding markets and finally, in October, a potential end to the Brexit crisis and a tentative trade deal between the U.S. and China.  In between all of the events, volatility levels were elevated, risk markets gyrated wildly and Agency MBS assets performed poorly.

The Agency MBS market total return for the quarter was 1.4%, although the return was -0.2% versus equivalent duration swaps and LIBOR (per data by Bank of America Merrill Lynch/ICE Data Indices).  With rates declining to near all-time low levels, prepayment activity accelerated and is expected to continue to remain high.  The spread of the current-coupon 30-year mortgage to the 10-year U.S. Treasury reached 98.07 bps on August 27, 2019, the highest spread since 2012.  Total returns across the Agency MBS universe followed durations to some extent, as 30-year returns exceeded returns to 15-year MBS and Ginnie Mae securities, although within the coupon stack, this trend did not hold.  As prepayment performance was worst among the 3.5% and 4.0% coupons, these securities generally trailed higher with lower coupons on a total return basis.  With prepayment activity elevated and the continued poor quality of generic, TBA collateral, specified pools continue to outperform.  Agency MBS asset performance trailed that of other structured products outside of RMBS and investment grade corporates.  High yield corporates generated returns similar to Agency MBS of 1.2% and -0.1% versus comparable duration swaps and LIBOR.   As we enter the fourth quarter of 2019, Agency MBS performance has been very directional – with poor performance when the rates markets rally (yields lower) and positive performance when rates increase.  Even with the increase in rates since the end of the third quarter, available mortgage rates are still very low by historical standards and prepayment activity is expected to remain elevated.

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

Capital Expenditures

At September 30, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019 - YTD(1)	0.800	44,321
Totals	$10.705	$278,293

(1)
On October 17, 2019, the Company declared a dividend of $0.08 per share to be paid on November 29, 2019.  The effect of this dividend is included in the table above, but is not reflected in the Company’s financial statements as of September 30, 2019.

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

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are futures contracts, swaps and options to enter into interest rate swaps. These instruments are intended to serve as a hedge against future interest rate increases on our repurchase agreement borrowings.  Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS.  If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.  Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.  Hedging techniques are also limited by the rules relating to REIT qualification.  In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2019 and December 31, 2018, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2019 and December 31, 2018.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2019
-200 Basis Points	(1.44)%	(14.01)%
-100 Basis Points	(0.70)%	(6.80)%
-50 Basis Points	(0.32)%	(3.12)%
+50 Basis Points	0.01%	0.11%
+100 Basis Points	(0.36)%	(3.52)%
+200 Basis Points	(2.24)%	(21.88)%
As of December 31, 2018
-200 Basis Points	(2.73)%	(24.48)%
-100 Basis Points	(1.30)%	(11.62)%
-50 Basis Points	(0.49)%	(4.43)%
+50 Basis Points	0.32%	2.84%
+100 Basis Points	0.89%	8.00%
+200 Basis Points	1.33%	11.96%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2019, we had unrestricted cash and cash equivalents of $147.4 million and unpledged securities of approximately $29.3 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the Company’s share repurchase activity for the three months ended September 30, 2019.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
July 1, 2019 - July 31, 2019	-	$-	-	1,327,177
August 1, 2019 - August 31, 2019	-	-	-	1,327,177
September 1, 2019 - September 30, 2019	240	5.65	-	1,327,177
Totals / Weighted Average	240	$5.65	-	1,327,177

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

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2019.

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

Orchid Island Capital, Inc.
Registrant

Date: October 25, 2019	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: October 25, 2019	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)