Form 10-K
period 2019-12-31
Orchid Island Capital, Inc.
filed 2020-02-21
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Commission File Number:  001-35236
Orchid Island Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-3269228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3305 Flamingo Drive, Vero Beach, Florida 32963
(Address of principal executive offices) (Zip Code)

(772) 231-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol:	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	ORC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ◻  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.
Large accelerated filer ◻ Accelerated filer ☒Non-accelerated filer ◻Smaller reporting company ◻
Emerging growth company ◻
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻  No ☒
As of June 30, 2019 the aggregate market value of the common stock held by nonaffiliates was $334,112,379
Number of shares outstanding at February 21, 2020: 65,066,213

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the 2020 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the effect of actual or proposed actions of the U.S. Federal Reserve (the “Fed”), the Federal Housing Finance Agency (the “FHFA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury with respect to monetary policy or interest rates;

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

•	our ability to make distributions to our stockholders in the future;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to quantify risk based on historical experience;
•	our ability to qualify and maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	our ability to maintain the listing of our common stock on the New York Stock Exchange, or NYSE;
•	market trends;
•	expected capital expenditures;
•	the impact of technology on our operations and business; and
•	the eventual phase-out of the London Interbank Offered Rate (“LIBOR”) index and its impact on our LIBOR sensitive assets, liabilities and funding hedges.

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

PART I
ITEM 1. BUSINESS

Our Company

Orchid Island Capital, Inc., a Maryland corporation (“Orchid,” the “Company,” “we” or “us”), is a specialty finance company that invests in residential mortgage-backed securities (“RMBS”). The principal and interest payments of these RMBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of RMBS as Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS, such as mortgage pass through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs and (ii) structured Agency RMBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. Our website is located at http://www.orchidislandcapital.com.  Information on our website is not part of this Annual Report on Form 10-K.

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

Our Manager

We are externally managed and advised by Bimini Advisors and its experienced RMBS investment team pursuant to the terms of a management agreement.  Our Manager is a Maryland limited liability company that is a wholly-owned subsidiary of Bimini. We believe our relationship with our Manager enables us to leverage our Manager’s established portfolio management resources for each of our targeted asset classes and its infrastructure supporting those resources.  Additionally, we have benefitted and expect to continue to benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, risk management and information technologies in connection with the performance of its duties.  Our Manager’s parent, Bimini, commenced active investment management operations in 2003, as it self-manages its own portfolio.

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

We fund our pass-through Agency RMBS and certain of our structured Agency RMBS through repurchase agreements. However, we generally do not employ leverage on our structured Agency RMBS that have no principal balance, such as IOs and IIOs, because those securities contain structural leverage. We may pledge a portion of these assets to increase our cash balance, but we do not intend to invest the cash derived from pledging the assets.

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

Structured Agency RMBS

We also invest in structured Agency RMBS, which include IOs, IIOs and POs. The payment of principal and interest, as appropriate, on structured Agency RMBS issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest, as appropriate, on structured Agency RMBS issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security. The types of structured Agency RMBS in which we invest are described below.

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

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages that underlie RMBS, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, the coupon interest rate (i.e. LIBOR), and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

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

Our investment strategy consists of the following components:

•	investing in pass-through Agency RMBS and certain structured Agency RMBS on a leveraged basis to increase returns on the capital allocated to this portfolio;
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

We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage typically will be a function of the capital allocated to the pass-through Agency RMBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency RMBS portfolio is high, we expect that the leverage ratio will be high because more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts, which are a percentage of the market value of the collateral pledged, required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower because our lenders will lend less against the value of the capital deployed to the pass-through Agency RMBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

•
The relative durations of the respective portfolios — We generally seek to have a combined hedged duration at or near zero. If our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio or hedges to achieve a combined duration close to zero.

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

The Company accounts for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of operations.

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

We invest in structured Agency RMBS, including IOs, IIOs and POs. Although structured Agency RMBS are generally subject to the same risks as our pass-through Agency RMBS, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.

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

We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. In addition, we may have adjustable-rate assets with interest rates that vary over time based upon changes in an objective index, such as LIBOR, the U.S. Treasury rate or the Secured Overnight Financing Rate (“SOFR”). These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings.

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a "flattening" of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve "inversion"), in which event our borrowing costs may exceed our interest income and result in operating losses.

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of, or our ability to invest in and finance Agency RMBS.

The interest and principal payments we expect to receive on the Agency RMBS in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Principal and interest payments on Ginnie Mae certificates are directly guaranteed by the U.S. government. Principal and interest payments relating to the securities issued by Fannie Mae and Freddie Mac are only guaranteed by each respective GSE.

In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements (“PSPAs”) with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In September 2019, the FHFA and the U.S. Treasury Department agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to maintain capital reserves of $25 billion and $20 billion, respectively.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency RMBS and could have broad adverse market implications. If Fannie Mae or Freddie Mac was eliminated, or their structures were to change in a material manner that is not compatible with our business model, we would not be able to acquire Agency RMBS from these entities, which could adversely affect our business operations.

The implementation of the Single Security Initiative may adversely affect our results and financial condition.

The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac (the “Enterprises”), under the direction of the FHFA, the Enterprises’ regulator and conservator, to develop a common, single mortgage-backed security issued by the Enterprises.

On June 3, 2019, with the implementation of Release 2 of the common securitization platform, Freddie Mac and Fannie Mae  commenced use of a common, single mortgage-backed security, known as the Uniform Mortgage-Backed Security (“UMBS”).  Fannie Mae are now eligible for conversion into UMBS pools and Freddie Mac pools can be exchanged for UMBS pools. The conversion is not mandatory. UMBS is intended to enhance liquidity in the TBA market as the two GSEs’ floats are combined, eliminating or reducing the market pricing subsidy that Freddie Mac currently provides to lenders to pool their loans with Freddie Mac instead of Fannie Mae, and pave the way for future GSE reform by allowing new entrants to enter the MBS guarantee market.

The current float of Gold Participation Certificates (“Gold PCs”) issued by Freddie Mac is materially smaller than the float of Fannie Mae securities.  To the extent Gold PCs are converted into UMBS, the float will contract further. A further decline could impact the liquidity of Gold PCs not converted into UMBS.  Secondly, the TBA deliverable has appeared to deteriorate as the Fannie Mae and Freddie Mac pools with the worst prepayment characteristics are delivered into new TBA securities, concentrating the poorest pools into the TBA deliverable, which has  negatively impacted their performance.  To the extent investors recognize the relative performance of Fannie Mae or Freddie Mac pools over the other, they may stipulate that they only wish to be delivered TBA securities with pools from the better performing GSE.  By bifurcating the TBA deliverable, liquidity in the TBA market could be negatively impacted.

Our liquidity is typically reduced each month when we receive margin calls related to factor changes, and typically increased each month when we receive payment of principal and interest on Fannie Mae and Freddie Mac securities. Legacy Freddie Mac securities pay principal and interest earlier in the month than Fannie Mae and Uniform Mortgage Backed Securities (“UMBS”), meaning that legacy Freddie Mac positions reduce the period of time between meeting factor-related margin calls and receiving principal and interest. The percentage of legacy Freddie Mac positions in the market and in our portfolio will likely decrease over time as those securities are converted to UMBS or paid off.

The FHFA recently released a Request For Input regarding pooling practices and other topics relating to aligning the prepayment speeds of UMBS issued by each of the Enterprises. There is no certainty about what, if any, changes may result from the Request For Input. Some of the proposals described in the Request For Input, if implemented, could negatively impact the Agency RMBS market and could make it more difficult for us to comply with our exemption from registration under the Investment Company Act.

Purchases and sales of Agency RMBS by the Fed may adversely affect the price and return associated with Agency RMBS.

The Fed owns approximately $1.4 trillion of Agency RMBS as of December 31, 2019. Starting in October 2017, the Fed has begun to phase out its policy of reinvesting principal payments from its holdings of Agency RMBS into new Agency RMBS purchases, therefore causing a decline in Fed security holdings over time.  While it is very difficult to predict the impact of the Fed portfolio runoff on the prices and liquidity of Agency RMBS, returns on Agency RMBS may be adversely affected.

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

Furthermore, because we intend to rely primarily on short-term borrowings to fund our acquisition of Agency RMBS, our ability to achieve our investment objectives will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as T-Note, Fed Funds and Eurodollar futures contracts and interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including Agency RMBS, as well as the broader financial markets and the economy generally.

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  Concerns over economic recession, geopolitical issues including events such as the United Kingdom’s recent exit from the European Union (commonly referred to as “Brexit”), trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.

Increased Volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our Agency RMBS.  If these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability and financial condition may be adversely affected if we are unable to obtain cost-effective financing for our investments.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real  estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

Additionally, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

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

The development of alternative reference rates is complex.  In the United States, a committee was formed in 2014 to study the process and come up with an alternative reference rate. The Alternative Reference Rate Committee (the “ARRC”) selected the SOFR, an overnight secured U.S. Treasury repo rate, as the new rate and adopted a Paced Transition Plan (“PTP”), which provides a framework for the transition from LIBOR to SOFR. SOFR is published daily at 8:00 a.m. Eastern Time by the NY Federal Reserve Bank for the previous business day’s trades. However, since SOFR is an overnight rate and many forms of loans or instruments used for hedging have much longer terms, there is a need for a term structure for the new reference rate. Various central banks, including the Fed, as well as the ARRC are in the process of developing term rates to support cash markets that currently use LIBOR. Examples of the cash market would be floating rate notes, syndicated and bilateral corporate loans, securitizations, secured funding transactions and various mortgage and consumer loans – including many of the securities the Company owns from time to time such as IIOs.  The Company also uses derivative securities tied to LIBOR to hedge its funding costs.  Development of term rates for derivatives is being conducted by the International Swaps and Derivatives Association (“ISDA”).  However, ARRC and ISDA may utilize different mechanisms to develop term rates which may cause potential mismatches between cash products or assets of the Company and hedge instruments.  The process for determining term rates by both ARRC and ISDA is not finalized at this time.

On February 5, 2020, Fannie Mae and Freddie Mac announced that they will stop accepting LIBOR-indexed ARMs by the end of 2020. Additionally, the two GSEs announced that they will soon accept mortgages tied to the SOFR later in 2020.

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

As of February 21, 2020, Bimini owned approximately 2.4% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2012 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2012 Equity Incentive Plan of 4,000,000 shares of common stock. As of February 21, 2020, Bimini owns 1,520,036 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

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

This summary of certain tax risks is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the U.S. federal income tax treatment of us or our stockholders.  This summary is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. We strongly urge you to seek advice based on your particular circumstances from your tax advisor concerning the effects of U.S. federal, state and local income tax law on an investment in our common stock and on your individual tax situation.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including Agency RMBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities, and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can be represented by debt of “publicly offered REITs” that is not secured by real property or interests in real property. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our REIT ordinary income for that year;
•	95% of our REIT capital gain net income for that year; and
•	any undistributed taxable income from prior years

We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both U.S. federal corporate income tax and the 4% nondeductible excise tax.

Our taxable income may be substantially different than our net income, as determined based on generally accepted accounting principles in the United States (“GAAP”), because, for example, realized capital losses will be deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, unrealized portfolio gains and losses are included in GAAP net income, but are not included in REIT taxable income.  Also, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year, we may incur U.S. federal corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our stock or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year.

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

We have entered and intend to continue to enter into repurchase agreements under which we nominally sell certain of our Agency RMBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that for U.S. federal income tax purposes these transactions will be treated as secured debt and we will be treated as the owner of the Agency RMBS that are the subject of any such agreement, notwithstanding that such agreements may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we do not own the Agency RMBS during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

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

Moreover, even if we are advised by counsel that forward settling contracts should be treated as qualifying assets or that income and gains from dispositions of forward settling contracts should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our forward settling contracts, together with our other non-qualifying assets for purposes of the 75% asset test, exceeded 25% of our total gross assets at the end of any calendar quarter, (ii) the value of our forward settling contracts, including TBAs, issued by any one issuer exceeded 5% of our total assets at the end of any calendar quarter, or (iii) our income and gains from the disposition of forward settling contracts, together with our other non-qualifying income for purposes of the 75% gross income test, exceeded 25% of our gross income for any taxable year.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

Our ownership of and relationship with any TRSs that we form will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us (but is not required to be distributed to us unless necessary to maintain our REIT qualification).

We may pay taxable dividends in cash and our common stock, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may make taxable dividends that are payable partly in cash and partly in our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive. If a U.S. stockholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we pay dividends in our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates may be lower than ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”), ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to ordinary REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top U.S. federal income tax rate was reduced to 37%, special rules reduced taxation of certain income earned through pass-through entities and reduced the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions were eliminated or limited, including a limitation on the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduced the limit for individuals’ mortgage interest expense to interest on $750,000 of mortgages and disallowed the deduction of interest on home equity loans (after grandfathering all existing mortgages). Such changes and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.

Prospective stockholders are urged to consult with their tax advisors with respect to the TCJA and any other legislative, regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

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

We may recognize taxable income in excess of our economic income, known as phantom income, in the first years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. As a result, stockholders at times may be required to pay U.S. federal income tax on distributions that economically represent a return of capital rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of U.S. federal income tax liability may reduce a stockholder’s after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.

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

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and the extent to which those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income that qualifies under the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE under the symbol “ORC.”  As of February 21, 2020, we had 65,066,213 shares of common stock issued and outstanding which were held by 15 stockholders of record and 21,683 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

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

Our charter authorizes us to issue preferred stock that could have a preference over our common stock with respect to distributions. If we issue any preferred stock, the distribution preference on the preferred stock could limit our ability to make distributions to the holders of our common stock.

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

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer group (composed of AGNC Investment Corp., Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Armour Residential REIT, Inc. and Capstead Mortgage Corporation) for the period beginning December 31, 2014, and ending December 31, 2019, assuming the investment of $100 on December 31, 2014 and the reinvestment of dividends.  The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed.  The historical information set forth below is not necessarily indicative of future performance.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Orchid Island Capital, Inc.	100.00	90.21	115.66	116.96	93.18	99.58
Agency REIT Peer Group(1)	100.00	88.90	111.03	131.86	120.00	125.55
NAREIT Mortgage REIT TRR Index	100.00	91.12	111.95	134.10	130.71	158.60
S&P 500 Total Return Index	100.00	101.38	113.51	138.29	132.23	173.86

(1)	CYS Investments, Inc. was removed from the Agency REIT Peer Group as a result of its acquisition by Two Harbors Investment Corp. that was completed on July 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2020 annual meeting of stockholders.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2019.

Issuer Purchases of Equity Securities

The table below presents the Company’s share repurchase activity for the three months ended December 31, 2019.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
October 1, 2019 - October 31, 2019	-	$-	-	857,202
November 1, 2019 - November 30, 2019	-	-	-	857,202
December 1, 2019 - December 31, 2019	579	5.84	-	857,202
Totals / Weighted Average	579	$5.84	-	857,202

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements for the five years ended December 31, 2019. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share data)
	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Mortgage-backed securities	$3,590,921	$3,014,503	$3,744,811	$3,022,174	$2,158,010
Total assets	$3,882,080	$3,395,631	$4,023,343	$3,138,694	$2,241,837
Borrowings	$3,448,106	$3,025,052	$3,533,786	$2,793,705	$1,986,313
Total liabilities	$3,486,573	$3,059,552	$3,561,132	$2,805,915	$1,988,582
Total stockholders' equity	$395,507	$336,079	$462,211	$332,779	$253,255
Book value per share of common stock	$6.27	$6.84	$8.71	$10.10	$11.64

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data
Interest income	$142,324	$154,581	$145,962	$87,127	$68,811
Interest expense	(83,666)	(70,360)	(41,671)	(15,604)	(7,271)
Net interest income	58,658	84,221	104,291	71,523	61,540
(Losses) gains	(24,008)	(116,646)	(91,118)	(60,451)	(52,575)
Expenses	10,385	11,962	11,166	9,093	7,894
Net income (loss)	$24,265	$(44,387)	$2,007	$1,979	$1,071

Weighted average shares outstanding	56,328,027	52,198,175	41,062,039	24,099,714	20,266,706
Basic and diluted net income (loss) per share	$0.43	$(0.85)	$0.05	$0.08	$0.05
Dividends declared per share	$0.96	$1.07	$1.68	$1.68	$1.92

Other Data (unaudited)
Average RMBS(1)	$3,434,850	$3,582,249	$3,578,419	$2,322,973	$1,955,673
Average borrowings(1)	$3,311,705	$3,417,589	$3,300,722	$2,172,106	$1,782,086
Average stockholders' equity(1)	$364,464	$407,775	$391,071	$267,719	$251,607
Leverage ratio (at period end)(2)	8.8:1	9.1:1	7.7:1	8.4:1	7.9:1
Average yield on RMBS(3)	4.14%	4.32%	4.08%	3.75%	3.52%
Average cost of funds(3)	2.53%	2.06%	1.26%	0.72%	0.41%
Average economic cost of funds(4)	2.26%	2.14%	1.70%	1.17%	0.58%
Average interest rate spread(5)	1.61%	2.26%	2.82%	3.03%	3.11%
Average economic interest rate spread(6)	1.88%	2.18%	2.38%	2.58%	2.94%

(1)	Average RMBS, borrowings and stockholders’ equity balances are calculated as the average of the quarterly averages.
(2)	The leverage ratio is calculated by dividing total ending liabilities by ending stockholders’ equity.
(3)	Portfolio yields and costs of funds are calculated based on the average balances of the underlying investment portfolio/borrowing balances and are annualized for the quarterly periods presented.
(4)
Represents interest cost of our borrowings and the effect of Fed Funds, Eurodollar and T-Note futures contracts, interest rate swaps and interest rate swaptions attributed to the period related to hedging activities, divided by average borrowings.

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

Capital Raising Activities

On February 23, 2017, we entered into an equity distribution agreement, as amended and restated on May 10, 2017 (the “May 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into another equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2019, we issued a total of 15,123,178 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $123.1 million, net of commissions and fees, prior to its termination.

On July 30, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, relating to the offer and sale of 7,000,000 shares of the Company’s common stock at a price to the public of $6.55 per share. The underwriters purchased the shares pursuant to the Underwriting Agreement at a price of $6.3535 per share. The closing of the offering of 7,000,000 shares of common stock occurred on August 2, 2019, with net proceeds to us of approximately $44.2 million after deduction of underwriting discounts and commissions and other estimated offering expenses payable by us.

On January 23, 2020, we entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through February 21, 2020, we issued a total of 2,004,432 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $12.4 million, and net proceeds of approximately $12.2 million, net of commissions and fees.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company’s common stock. Coupled with the 783,757 shares remaining from the original 2,0000,000 share authorization, the increased authorization brought the total authorization to 5,306,579 shares, representing 10% of the then outstanding share count. This stock repurchase program has no termination date.

From the inception of the stock repurchase program through December 31, 2019, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share. During the year ended December 31, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. The remaining authorization under the repurchase program, as of December 31, 2019, was 857,202 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for, and supply of, investments in Agency RMBS;
•
actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the “Fed”), the Federal Housing Financing Agency (the “FHFA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the years ended December 31, 2019, as compared to the Company’s results of operations for the years ended December 31, 2018 and 2017.

Net Income (Loss) Summary

Net income for the year ended December 31, 2019 was $24.3 million, or $0.43 per share. Net loss for the year ended December 31, 2018 was $44.4 million, or $0.85 per share. Net income for the year ended December 31, 2017 was $2.0 million, or $0.05 per share. The components of net income (loss) for the years ended December 31, 2019, 2018 and 2017 are presented in the table below:

(in thousands)
	2019	2018	2017
Interest income	$142,324	$154,581	$145,962
Interest expense	(83,666)	(70,360)	(41,671)
Net interest income	58,658	84,221	104,291
(Losses) gains on RMBS and derivative contracts	(24,008)	(116,646)	(91,118)
Net portfolio income (loss)	34,650	(32,425)	13,173
Expenses	(10,385)	(11,962)	(11,166)
Net income (loss)	$24,265	$(44,387)	$2,007

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

Presenting net earnings excluding realized and unrealized gains allows management to: (i) isolate the net interest income and other expenses of the Company over time, free of all fair value adjustments and (ii) assess the effectiveness of our funding and hedging strategies on our capital allocation decisions and our asset allocation performance. Our funding and hedging strategies, capital allocation and asset selection are integral to our risk management strategy, and therefore critical to the management of our portfolio.  We believe that the presentation of our net earnings excluding realized and unrealized gains is useful to investors because it provides a means of comparing our results of operations to those of our peers who have not elected the same accounting treatment. Our presentation of net earnings excluding realized and unrealized gains and losses may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, net earnings excluding realized and unrealized gains and losses should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP.  The table below presents a reconciliation of our net income (loss) determined in accordance with GAAP and net earnings excluding realized and unrealized gains.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
December 31, 2019	$18,612	$3,840	$14,772	$0.29	$0.06	$0.23
September 30, 2019	(8,477)	(19,431)	10,954	(0.14)	(0.32)	0.18
June 30, 2019	3,533	(7,670)	11,203	0.07	(0.15)	0.22
March 31, 2019	10,597	(747)	11,344	0.22	(0.02)	0.24
December 31, 2018	(26,399)	(40,707)	14,308	(0.52)	(0.80)	0.28
September 30, 2018	(2,958)	(20,149)	17,191	(0.06)	(0.39)	0.33
June 30, 2018	1,347	(17,734)	19,081	0.03	(0.34)	0.37
March 31, 2018	(16,377)	(38,056)	21,679	(0.31)	(0.72)	0.41
December 31, 2017	(5,984)	(29,541)	23,557	(0.12)	(0.61)	0.49
September 30, 2017	15,183	(8,254)	23,437	0.33	(0.18)	0.51
June 30, 2017	(9,641)	(32,597)	22,956	(0.26)	(0.88)	0.62
March 31, 2017	2,449	(20,726)	23,175	0.07	(0.63)	0.70
Years Ended
December 31, 2019	$24,265	$(24,008)	$48,273	$0.43	$(0.43)	$0.86
December 31, 2018	(44,387)	(116,646)	72,259	(0.85)	(2.23)	1.38
December 31, 2017	2,007	(91,118)	93,125	0.05	(2.22)	2.27

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2019, 2018 and 2017 and each quarter during 2019, 2018 and 2017.

Gains (Losses) on Derivative Instruments
(in thousands)
			Economic Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2019	$10,792	$(512)	$3,823	$7,481
September 30, 2019	(8,648)	2,479	1,244	(12,371)
June 30, 2019	(34,288)	(1,684)	1,464	(34,068)
March 31, 2019	(19,032)	(4,641)	2,427	(16,818)
December 31, 2018	(45,236)	(8,737)	784	(37,283)
September 30, 2018	12,694	3,293	271	9,130
June 30, 2018	14,859	1,564	(852)	14,147
March 31, 2018	41,994	8,407	(3,011)	36,598
December 31, 2017	13,982	(2,094)	(3,763)	19,839
September 30, 2017	(5,470)	(1,459)	(3,761)	(250)
June 30, 2017	(19,442)	(2,384)	(3,654)	(13,404)
March 31, 2017	(4,419)	-	(3,193)	(1,226)
Years Ended
December 31, 2019	$(51,176)	$(4,358)	$8,958	$(55,776)
December 31, 2018	24,311	4,527	(2,808)	22,592
December 31, 2017	(15,349)	(5,937)	(14,371)	4,959

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2019	$37,529	$20,022	$3,823	$16,199	$17,507	$21,330
September 30, 2019	35,907	22,321	1,244	21,077	13,586	14,830
June 30, 2019	36,455	22,431	1,464	20,967	14,024	15,488
March 31, 2019	32,433	18,892	2,427	16,465	13,541	15,968
December 31, 2018	37,001	19,740	784	18,956	17,261	18,045
September 30, 2018	39,054	18,892	271	18,621	20,162	20,433
June 30, 2018	38,591	16,579	(852)	17,431	22,012	21,160
March 31, 2018	39,935	15,149	(3,011)	18,160	24,786	21,775
December 31, 2017	40,098	13,555	(3,763)	17,318	26,543	22,780
September 30, 2017	38,974	12,638	(3,761)	16,399	26,336	22,575
June 30, 2017	34,579	8,763	(3,654)	12,417	25,816	22,162
March 31, 2017	32,311	6,715	(3,193)	9,908	25,596	22,403
Years Ended
December 31, 2019	$142,324	$83,666	$8,958	$74,708	$58,658	$67,616
December 31, 2018	154,581	70,360	(2,808)	73,168	84,221	81,413
December 31, 2017	145,962	41,671	(14,371)	56,042	104,291	89,920

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2019, we generated $58.7 million of net interest income, consisting of $142.3 million of interest income from RMBS assets offset by $83.7 million of interest expense on borrowings.  For the comparable period ended December 31, 2018, we generated $84.2 million of net interest income, consisting of $154.6 million of interest income from RMBS assets offset by $70.4 million of interest expense on borrowings.   The $12.3 million decrease in interest income was driven by a 18 basis point ("bps") decrease in yield on average RMBS, combined with a $147.4 million decrease in average RMBS.  The $13.3 million increase in interest expense for the year ended December 31, 2019  was driven by a 47 bps increase in the average cost of funds, partially offset by a $105.9 million decrease in average borrowings.

For the year ended December 31, 2017, we generated $104.3 million of net interest income, consisting of $146.0 million of interest income from RMBS assets offset by $41.7 million of interest expense on borrowings. The $8.6 million increase in interest income for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due almost entirely to a 24 bps increase in yield on average RMBS, combined with a $3.8 million increase in average RMBS during the period. The $28.7 million increase in interest expense for the year ended December 31, 2018 was due to a $116.9 million increase in average borrowings, combined with a $28.7 million increase in the average cost of funds.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2019, 2018 and 2017 was $74.7 million, $73.2 million and $56.0 million, respectively, resulting in $67.6 million, $81.4 million and $89.9 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2019	$3,705,920	$37,529	4.05%	$3,631,042	$20,022	$16,199	2.21%	1.78%
September 30, 2019	3,674,087	35,907	3.91%	3,571,752	22,321	21,077	2.50%	2.36%
June 30, 2019	3,307,885	36,455	4.41%	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	3,051,509	32,433	4.25%	2,945,895	18,892	16,465	2.57%	2.24%
December 31, 2018	3,264,230	37,002	4.53%	3,173,428	19,739	18,955	2.49%	2.39%
September 30, 2018	3,601,776	39,054	4.34%	3,385,829	18,892	18,621	2.23%	2.20%
June 30, 2018	3,717,690	38,591	4.15%	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,745,298	39,935	4.27%	3,576,533	15,149	18,160	1.69%	2.03%
December 31, 2017	3,837,575	40,098	4.18%	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,834,083	38,974	4.07%	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,499,922	34,579	3.95%	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	3,142,095	32,311	4.11%	2,922,157	6,715	9,908	0.92%	1.36%
Years Ended
December 31, 2019	$3,434,850	$142,324	4.14%	$3,311,705	$83,666	$74,708	2.53%	2.26%
December 31, 2018	3,582,249	154,582	4.32%	3,417,589	70,359	73,167	2.06%	2.14%
December 31, 2017	3,578,419	145,962	4.08%	3,300,722	41,670	56,041	1.26%	1.70%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2019	$17,507	$21,330	1.84%	2.27%
September 30, 2019	13,586	14,830	1.41%	1.55%
June 30, 2019	14,024	15,488	1.51%	1.70%
March 31, 2019	13,541	15,968	1.68%	2.01%
December 31, 2018	17,261	18,045	2.04%	2.14%
September 30, 2018	20,162	20,433	2.11%	2.14%
June 30, 2018	22,012	21,160	2.27%	2.18%
March 31, 2018	24,786	21,775	2.58%	2.24%
December 31, 2017	26,543	22,780	2.68%	2.27%
September 30, 2017	26,336	22,575	2.62%	2.19%
June 30, 2017	25,816	22,162	2.84%	2.38%
March 31, 2017	25,596	22,403	3.19%	2.75%
Years Ended
December 31, 2019	$58,658	$67,616	1.61%	1.88%
December 31, 2018	84,221	81,413	2.26%	2.18%
December 31, 2017	104,291	89,920	2.82%	2.38%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 53 and 54 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 53 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Income and Average Asset Yield

Our interest income for the years ended December 31, 2019 and 2018 was $142.3 million and $154.6 million, respectively.  We had average RMBS holdings of $3,434.9 million and $3,582.2 million for the years ended December 31, 2019 and 2018, respectively.  The yield on our portfolio was 4.14% and 4.32% for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019 as compared to the year ended December 31, 2018, there was a $12.3 million decrease in interest income due to a $147.4 million decrease in average RMBS, combined with a 18 bps decrease in the yield on average RMBS.

For the year ended December 31, 2017, we had interest income of $146.0 million and average RMBS holdings of $3,578.4 million, resulting in a yield on our portfolio of 4.08%.  For the year ended December 31, 2018, as compared to the year ended December 31, 2017, there was a $8.6 million increase in interest income due to a $3.8 million increase in average RMBS, combined with a 24 bps increase in the yield on average RMBS.  The increase in average RMBS during the year ended December 31, 2018 reflects the deployment of the proceeds of our net capital raising activities during 2017, on a leveraged basis.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for the years ended December 31, 2019, 2018 and 2017 and for each quarter during 2019, 2018 and 2017.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2019	$3,611,461	$94,459	$3,705,920	$36,600	$929	$37,529	4.05%	3.93%	4.05%
September 30, 2019	3,558,075	116,012	3,674,087	36,332	(425)	35,907	4.08%	(1.47)%	3.91%
June 30, 2019	3,181,976	125,909	3,307,885	34,992	1,463	36,455	4.40%	4.65%	4.41%
March 31, 2019	2,919,415	132,094	3,051,509	30,328	2,105	32,433	4.16%	6.37%	4.25%
December 31, 2018	3,126,639	137,591	3,264,230	34,648	2,354	37,002	4.43%	6.84%	4.53%
September 30, 2018	3,463,325	138,451	3,601,776	36,716	2,338	39,054	4.24%	6.76%	4.34%
June 30, 2018	3,572,540	145,150	3,717,690	36,273	2,318	38,591	4.06%	6.38%	4.15%
March 31, 2018	3,610,527	134,771	3,745,298	38,725	1,210	39,935	4.29%	3.59%	4.27%
December 31, 2017	3,704,163	133,412	3,837,575	38,927	1,171	40,098	4.20%	3.51%	4.18%
September 30, 2017	3,687,533	146,550	3,834,083	38,476	498	38,974	4.17%	1.36%	4.07%
June 30, 2017	3,349,042	150,880	3,499,922	32,479	2,100	34,579	3.88%	5.57%	3.95%
March 31, 2017	2,990,937	151,158	3,142,095	29,772	2,539	32,311	3.98%	6.72%	4.11%
Years Ended
December 31, 2019	$3,317,732	$117,118	$3,434,850	$138,252	$4,072	$142,324	4.17%	3.48%	4.14%
December 31, 2018	3,443,258	138,991	3,582,249	146,362	8,220	154,582	4.25%	5.91%	4.32%
December 31, 2017	3,432,919	145,500	3,578,419	139,654	6,308	145,962	4.07%	4.34%	4.08%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,311.7 million and $3,417.6 million and total interest expense of $83.7 million and $70.4 million for the years ended December 31, 2019 and 2018, respectively. Our average cost of funds was 2.53% for the year ended December 31, 2019, compared to 2.06% for the comparable period in 2018.  There was a $105.9 million decrease in average outstanding borrowings during the year ended December 31, 2019 as compared to the year ended December 31, 2018.  The higher cost of funds for the year ended December 31, 2019, compared to the same period in 2018, reflects the higher short-term borrowing rates experienced during the first half of 2019.

For the year ended December 31, 2017, we had average borrowings of $3,300.7 million and total interest expense of $41.7 million, resulting in an average cost of funds of 1.26%.  There was a 80 bps increase in the average cost of funds and an $116.9 million increase in average outstanding borrowings during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Our economic interest expense was $74.7 million, $73.2 million and $56.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. There was a 12 bps increase in the average economic cost of funds to 2.26% for the year ended December 31, 2019 from 2.14% for the year ended December 31, 2018.  The reason for the increase in economic cost of funds is primarily due to the higher cost of our borrowings noted above, offset by the positive performance of our hedging activities during the period. There was a 44 bps increase in the average economic cost of funds to 2.14% for the year ended December 31, 2018 from 1.70% for the year ended December 31, 2017.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 31 bps above average one-month LIBOR and 23 bps above average six-month LIBOR for the quarter ended December 31, 2019.  Our average economic cost of funds was equal to average one-month LIBOR and 20 bps below average six-month LIBOR for the quarter ended December 31, 2019. The average term to maturity of the outstanding repurchase agreements was 25 days and 31 days at December 31, 2019 and 2018, respectively.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2019	$3,631,042	$20,022	$16,199	2.21%	1.78%
September 30, 2019	3,571,752	22,321	21,077	2.50%	2.36%
June 30, 2019	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	2,945,895	18,892	16,465	2.57%	2.24%
December 31, 2018	3,173,428	19,739	18,955	2.49%	2.39%
September 30, 2018	3,385,829	18,892	18,621	2.23%	2.20%
June 30, 2018	3,534,567	16,579	17,431	1.88%	1.97%
March 31, 2018	3,576,533	15,149	18,160	1.69%	2.03%
December 31, 2017	3,621,931	13,554	17,317	1.50%	1.91%
September 30, 2017	3,494,266	12,638	16,399	1.45%	1.88%
June 30, 2017	3,164,532	8,763	12,417	1.11%	1.57%
March 31, 2017	2,922,157	6,715	9,908	0.92%	1.36%
Years Ended
December 31, 2019	$3,311,705	$83,666	$74,708	2.53%	2.26%
December 31, 2018	3,417,589	70,359	73,167	2.06%	2.14%
December 31, 2017	3,300,722	41,670	56,041	1.26%	1.70%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
December 31, 2019	1.90%	1.98%	0.31%	0.23%	(0.12)%	(0.20)%
September 30, 2019	2.22%	2.18%	0.28%	0.32%	0.14%	0.18%
June 30, 2019	2.45%	2.49%	0.45%	0.41%	0.26%	0.22%
March 31, 2019	2.51%	2.77%	0.06%	(0.20)%	(0.27)%	(0.53)%
December 31, 2018	2.39%	2.74%	0.10%	(0.25)%	0.00%	(0.35)%
September 30, 2018	2.17%	2.55%	0.06%	(0.32)%	0.03%	(0.35)%
June 30, 2018	1.99%	2.48%	(0.11)%	(0.60)%	(0.02)%	(0.51)%
March 31, 2018	1.69%	2.11%	0.00%	(0.42)%	0.34%	(0.08)%
December 31, 2017	1.36%	1.62%	0.14%	(0.12)%	0.55%	0.29%
September 30, 2017	1.20%	1.45%	0.25%	(0.00)%	0.68%	0.43%
June 30, 2017	1.05%	1.43%	0.06%	(0.32)%	0.52%	0.14%
March 31, 2017	0.82%	1.37%	0.10%	(0.45)%	0.54%	(0.01)%
Years Ended
December 31, 2019	2.27%	2.35%	0.26%	0.18%	(0.01)%	(0.09)%
December 31, 2018	2.06%	2.47%	0.00%	(0.41)%	0.08%	(0.33)%
December 31, 2017	1.11%	1.47%	0.15%	(0.21)%	0.59%	0.23%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2019, 2018 and 2017.

(in thousands)
	2019	2018	2017
Realized losses on sales of RMBS	$(10,877)	$(30,289)	$(7,788)
Unrealized gains (losses) on RMBS	38,045	(110,668)	(67,981)
Total gains (losses) on RMBS	27,168	(140,957)	(75,769)
(Losses) gains on interest rate futures	(18,858)	12,677	(13,665)
(Losses) gains on interest rate swaps	(26,582)	8,609	3,216
Gains on receiver swaptions	-	105	-
(Losses) gains on payer swaptions	(1,379)	(1,607)	1,038
(Losses) gains on TBA securities	(4,357)	4,527	(5,938)
Total	$(24,008)	$(116,646)	$(91,118)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the years ended December 31, 2019, 2018 and 2017, the Company received proceeds of $3,321.2 million, $3,885.8 million and $5,335.6 million, respectively, from the sales of RMBS.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2019, 2018 and 2017.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
December 31, 2019	1.69%	1.92%	3.18%	3.72%	1.91%
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were $10.4 million, $12.0 million and $11.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The table below provides a breakdown of operating expenses for the years ended December 31, 2019, 2018 and 2017.

(in thousands)
	2019	2018	2017
Management fees	$5,528	$6,204	$5,855
Overhead allocation	1,380	1,567	1,576
Accrued incentive compensation	115	407	640
Directors fees and liability insurance	998	968	949
Audit, legal and other professional fees	1,105	851	706
Direct REIT operating expenses	997	1,631	1,124
Other administrative	262	334	316
Total expenses	$10,385	$11,962	$11,166

We are externally managed and advised by Bimini Advisors, LLC (the “Manager”) pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2021 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2019	$3,705,920	$414,018	$1,477	$379	$1,856
September 30, 2019	3,674,087	394,788	1,440	351	1,791
June 30, 2019	3,307,885	363,961	1,326	327	1,653
March 31, 2019	3,051,509	363,204	1,285	323	1,608
December 31, 2018	3,264,230	395,911	1,404	434	1,838
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,682	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093
December 31, 2017	3,837,575	459,322	1,625	408	2,033
September 30, 2017	3,834,083	441,193	1,528	412	1,940
June 30, 2017	3,499,922	406,395	1,400	388	1,788
March 31, 2017	3,142,095	371,691	1,302	368	1,670
Years Ended
December 31, 2019	$3,434,850	$383,993	$5,528	$1,380	$6,908
December 31, 2018	3,582,249	446,615	6,204	1,567	7,771
December 31, 2017	3,578,419	419,650	5,855	1,576	7,431

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2019, our RMBS portfolio consisted of $3,590.9 million of Agency RMBS at fair value and had a weighted average coupon on assets of 3.90%.  During the year ended December 31, 2019, we received principal repayments of $594.8 million compared to $373.9 million for the year ended December 31, 2018.  The average prepayment speeds for the quarters ended December 31, 2019 and 2018 were 16.0% and 7.2%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2019	14.3	23.4	16.0
September 30, 2019	15.5	19.3	16.4
June 30, 2019	10.9	12.7	11.4
March 31, 2019	9.5	8.4	9.2
December 31, 2018	6.7	9.0	7.2
September 30, 2018	7.5	11.5	8.6
June 30, 2018	8.7	11.8	9.8
March 31, 2018	6.5	11.6	7.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of December 31, 2019 and 2018:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2019
Adjustable Rate RMBS	$1,014	0.0%	4.51%	176	1-Sep-35
Fixed Rate RMBS	3,206,013	89.3%	3.90%	342	1-Dec-49
Fixed Rate CMOs	299,205	8.3%	4.20%	331	15-Oct-44
Total Mortgage-backed Pass-through	3,506,232	97.6%	3.92%	341	1-Dec-49
Interest-Only Securities	60,986	1.7%	3.99%	280	25-Jul-48
Inverse Interest-Only Securities	23,703	0.7%	3.34%	285	15-Jul-47
Total Structured RMBS	84,689	2.4%	3.79%	281	25-Jul-48
Total Mortgage Assets	$3,590,921	100.0%	3.90%	331	1-Dec-49
December 31, 2018
Adjustable Rate RMBS	$1,437	0.0%	4.75%	190	1-Sep-35
Fixed Rate RMBS	2,130,974	70.7%	4.28%	275	1-Nov-48
Fixed Rate CMOs	741,926	24.6%	4.27%	348	15-Oct-44
Total Mortgage-backed Pass-through	2,874,337	95.3%	4.27%	294	1-Nov-48
Interest-Only Securities	116,415	3.9%	3.74%	254	25-Jul-48
Inverse Interest-Only Securities	23,751	0.9%	2.65%	297	15-Jul-47
Total Structured RMBS	140,166	4.8%	3.55%	264	25-Jul-48
Total Mortgage Assets	$3,014,503	100.1%	4.06%	286	1-Nov-48

($ in thousands)
	December 31, 2019		December 31, 2018
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,170,668	60.4%	$1,527,055	50.7%
Freddie Mac	1,420,253	39.6%	1,483,406	49.2%
Ginnie Mae	-	0.0%	4,042	0.1%
Total Portfolio	$3,590,921	100.0%	$3,014,503	100.0%

	December 31, 2019	December 31, 2018
Weighted Average Pass-through Purchase Price	$105.16	$104.57
Weighted Average Structured Purchase Price	$18.15	$15.14
Weighted Average Pass-through Current Price	$106.26	$103.64
Weighted Average Structured Current Price	$13.85	$14.04
Effective Duration (1)	2.780	2.078

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 2.780 indicates that an interest rate increase of 1.0% would be expected to cause a 2.780% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2019.  An effective duration of 2.078 indicates that an interest rate increase of 1.0% would be expected to cause a 2.078% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2018. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2019 and 2018.

($ in thousands)
	2019			2018
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$4,229,557	$104.93	2.94%	$3,787,758	$103.77	3.40%
Structured RMBS	12,265	18.06	7.82%	106,070	20.95	7.58%

Borrowings

As of December 31, 2019, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 22 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2019, we had obligations outstanding under the repurchase agreements of approximately $3,448.1 million with a net weighted average borrowing cost of 2.03%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 100 days, with a weighted average remaining maturity of 25 days.  Securing the repurchase agreement obligations as of December 31, 2019 are RMBS with an estimated fair value, including accrued interest, of approximately $3,596.7 million and a weighted average maturity of 340 months, and cash pledged to counterparties of approximately $65.9 million.  Through February 21, 2020, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2019 with maturities through May 18, 2020.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2019 and 2018.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
December 31, 2019	$3,448,106	$3,986,919	$3,631,042	$(182,936)	(5.04)%
September 30, 2019	3,813,977	3,847,417	3,571,752	242,225	6.78%
June 30, 2019	3,329,527	3,730,460	3,098,133	231,394	7.47%
March 31, 2019	2,866,738	3,022,771	2,945,895	(79,157)	(2.69)%
December 31, 2018	3,025,052	3,356,691	3,173,428	(148,376)	(4.68)%
September 30, 2018	3,321,803	3,532,904	3,385,829	(64,026)	(1.89)%
June 30, 2018	3,449,854	3,637,286	3,534,567	(84,713)	(2.40)%
March 31, 2018	3,619,280	3,931,856	3,576,533	42,747	1.20%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the year ended December 31, 2019, haircuts on our pledged collateral remained stable and as of December 31, 2019, our weighted average haircut was approximately 5.4% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,448,106	$-	$-	$-	$3,448,106
Interest expense on repurchase agreements(1)	15,816	-	-	-	15,816
Totals	$3,463,922	$-	$-	$-	$3,463,922

(1)	Interest expense on repurchase agreements is based on current interest rates as of December 31, 2019 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of December 31, 2019, we had cash and cash equivalents of $193.8 million.  We generated cash flows of $735.0 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,311.7 million during the year ended December 31, 2019.

Stockholders’ Equity

On February 23, 2017, we entered into an equity distribution agreement, as amended and restated on May 10, 2017 (the “May 2017 Equity Distribution Agreement”) with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  We issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination.

On August 2, 2017, we entered into the August 2017 Equity Distribution Agreement with two sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  The August 2017 Equity Distribution Agreement replaced the May 2017 Equity Distribution Agreement. Through December 31, 2019, we issued a total of 15,123,178 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $123.1 million, net of commissions and fees. However, we did not issue any shares under the August 2017 Distribution Agreement during the year ended December 31, 2018.

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

On January 23, 2020, we entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through February 20, 2020, we issued a total of 2,004,432 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $12.4 million, and net proceeds of approximately $12.2 million, net of commissions and fees.

Outlook

The fourth quarter of 2019 was a period of recovery from the third quarter’s turbulence and market sell-off. While August and early September witnessed the depths of the sell-off and heightened risk aversion, the turn-around was almost as sudden and dramatic.  By the end of the year ended December 31, 2019, equity markets in the U.S. and around the globe were closing at record highs.  The S&P 500 increased 31.5% for the year ended December 31, 2019.  There were a few key events that led to the recovery.  First and foremost was the Phase One trade deal reached by the Trump administration and China.  The tentative agreement was reached in October 2019 and signed in mid-January of 2020.  This agreement was critical in that it ended the escalation in trade tensions between the two countries which were at the heart of the market turmoil.  Escalation of trade tensions between the two countries in early August 2019 triggered the violent sell-off.  The trade war has materially impacted global growth, global growth prospects and manufacturing activity in the U.S.  Fear was mounting that the impact of trade would spread to other sectors of the economy as well.  While there remain substantial tariffs in place and the risk of a re-escalation of trade tensions remain, the truce calmed markets and allowed risk assets to recover.  Other developments helped as well.  The prospect of a “hard” Brexit, whereby the United Kingdom (“UK”) would leave the European Union (“EU”) without any kind of trade agreement in place, or leave the EU at all, were reduced materially when Prime Minister Boris Johnson won an election on December 12, 2019. By winning the election, and soundly so, the path was cleared for the UK to leave the EU on January 31, 2020.  The UK and the EU gave themselves until the end of 2020 to reach a trade agreement.  This removed, at least temporarily, another source of market fear.  Finally, economic data, especially various measures of manufacturing activity across the globe, appeared to be bottoming out, generating hope that the worst of the global slowdown was behind us. Risk sentiment was aided further by an additional 25 bps cut in the Fed Funds rate at the October FOMC meeting.

With the recovery in risk sentiment that occurred over the course of the fourth quarter of 2019 interest rates across longer dated U.S. Treasuries, breakeven inflation levels in U.S. Treasury Inflation-Protected Securities (“TIPS”), the term premium in U.S. Treasuries increased – albeit only from a very negative level to a less negative level, and the amount of sovereign and other forms of debt trading at negative yields decreased substantially.  All of these movements are consistent with an abatement of fear in the markets.  The final element of fear to be addressed in the market was the turmoil in the over-night funding (or repo) markets that emerged during September 2019.  The Fed took meaningful steps to both inject liquidity into the markets, but also assure the market that it would do so as long as such funding pressures remained.

The positive developments in global markets were also seen in the Agency RMBS markets.  When interest rates approached record low levels in early September 2019, prepayment fears increased substantially and Agency RMBS traded at progressively wider spreads to comparable duration U.S. Treasuries and interest rate swaps.  On October 22, 2019, the current coupon, 30-year, fixed rate Fannie Mae RMBS index reached a spread of 1.0247% above the 10-year U.S. Treasury, the widest such level since early 2012. By the end of 2019, this spread was less than 80 bps.  The spread tightening was evident in returns for the Agency RMBS market for the quarter.  For the fourth quarter of 2019, the Agency RMBS market generated a return of 0.7% and positive 0.8% above comparable duration interest rate swaps.  For the year, the Agency RMBS sector generated a return of 6.5% and an excess return of 0.2%.  While these returns were impressive, other fixed income sectors did far better, as domestic high-yield debt securities generated returns for the quarter of 2.6% for the quarter and 14.4% for the year and domestic investment grade securities generated returns of 1.1% for the quarter and 14.2% for the year.  Returns for various types of non-Agency RMBS were comparable to slightly better than their Agency RMBS peers.

In keeping with the volatile nature of 2019 and the last several years, the markets again encountered a significant risk-off movement not long after the new year started when a coronavirus outbreak occurred in China.  While equity markets in the U.S. were not materially impacted – as earnings for many bell-weather U.S. companies exceeded market expectations – interest rates decreased back to the levels seen in September 2019, prepayment fears exceeded even the levels of last fall and Agency RMBS suffered again.   Incoming economic data has been generally below expectations, further inflating global growth concerns.  The extent and duration of the potential coronavirus pandemic are as yet unknown.

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

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed’s reinvestment of U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency RMBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasuries by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency RMBS to decline, consistent with the aim of holding primarily U.S. Treasuries in the long run. In October 2019, the Fed began reinvesting principal payments from Agency RMBS or agency debt in U.S. Treasuries, subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency RMBS.

On October 11, 2019, the Fed commenced purchases of up to $60 billion of treasury bills per month through the second quarter of 2020.  The Fed is also conducting overnight repo operations of $75 billion, initially, and 2-week term repo operations of at least $35 billion twice a week through February 2020.  Their goal is to maintain reserve balances over time at or above the levels that prevailed in early September 2019.

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

On September 30, 2019, FHFA Director Mark Calabria and U.S. Treasury Secretary Steven Mnuchin announced that they have agreed to allow Fannie Mae and Freddie Mac to retain additional capital. The agreements amend the PSPAs both GSEs entered into with the U.S. Treasury as a condition for receiving federal assistance in 2008. Since late 2012, the PSPAs have required both Fannie Mae and Freddie Mac to send the net revenue they generate each quarter to the U.S. Treasury Department as repayment for the assistance they received. This prevented the GSEs from building capital, which would be necessary to exit conservatorship.

Under the new PSPAs, Fannie Mae will be able to keep any net revenue it earns until it has accumulated $25 billion in capital, and Freddie Mac will be able to accumulate $20 billion in capital. To compensate the U.S. Treasury for the dividends it would have received absent these modifications, the U.S. Treasury’s liquidation preferences for its Fannie Mae and Freddie Mac preferred stock will gradually increase by the amount of the additional capital reserves.

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate in 2020 and beyond.

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

Summary

The fourth quarter of 2019 was a period of recovery across financial markets and for global growth prospects. While August and early September witnessed the depths of a sudden and severe market sell-off and heightened risk aversion, the turn-around was also sudden and dramatic.  By the end of the fourth quarter of 2019, equity markets in the U.S. and around the globe were closing at record highs.  The S&P 500 increased 31.5% for the year ended December 31, 2019.  There were a few key events that led to the recovery.  First and foremost was the Phase One trade deal reached by the Trump administration and China.  The tentative agreement was reached in October 2019 and signed in mid-January of 2020.  This agreement was critical in that it ended the escalation in trade tensions between the two countries which were at the heart of the market turmoil.  Escalation of trade tensions between the two countries in early August 2019 triggered the violent sell-off referenced above.  While there remain substantial tariffs in place and the risk of a re-escalation of trade tensions remain, the truce calmed markets and allowed risk assets to recover.  Other developments helped as well.  The prospect of a “hard” Brexit was reduced materially when Prime Minister Boris Johnson won an election on December 12, 2019. By winning the election, and soundly so, the path was cleared for the UK to leave the EU on January 31, 2020.  Economic data, especially various measures of manufacturing activity across the globe, appeared to be bottoming out, generating hope that the worst of the global slowdown was behind us. Finally, risk sentiment was aided further by an additional 25 bps cut in the Fed Funds rate at the October FOMC meeting.

The positive developments in global markets were also seen in the Agency RMBS markets.  When interest rates approached record low levels in early September 2019, prepayment fears increased substantially and Agency RMBS traded at progressively wider spreads to comparable duration U.S. Treasuries and interest rate swaps.  On October 22, 2019, the current coupon, 30-year, fixed rate Fannie Mae RMBS index reached a spread of 1.0247% above the 10-year U.S. Treasury, the widest such level since early 2012. By the end of 2019 this spread was less than 80 bps.  The spread tightening was evident in returns for the Agency RMBS market for the quarter.  For the fourth quarter of 2019, the Agency RMBS market generated a return of 0.7% and positive 0.8% above comparable duration interest rate swaps.  For the year, the Agency RMBS sector generated a return of 6.5% and an excess return of 0.2%.  Returns for various types of non-Agency RMBS were comparable to slightly better than their Agency RMBS peers.

In keeping with the volatile nature of 2019, and the last several years for that matter, the markets again encountered a significant risk-off movement not long after the new year started when a coronavirus outbreak occurred in China.  While equity markets in the U.S. were not materially impacted, interest rates decreased back to the levels seen in September 2019, and prepayment fears exceeded even the levels of last fall.  Agency RMBS spreads to comparable duration U.S. Treasuries and interest rate swaps have once again widened, although not to the extent seen during the fourth quarter of 2019. The extent and duration of the potential coronavirus pandemic remain unknown, and therefore the effect on global growth remains unknown as well.  Performance of Agency RMBS for the balance of the first quarter of 2020 and possibly thereafter will likely hinge on developments with the coronavirus in China, and elsewhere, and the extent it impacts growth prospects, and therefore interest rate levels.

Critical Accounting Estimates

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

Management believes its pricing methodology to be consistent with the definition of fair value described in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements.

Derivative Financial Instruments

We use derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and we may continue to do so in the future. The principal instruments that we have used to date are Fed Funds, T-Note and Eurodollar futures contracts, interest rate swaps, interest rate swaptions and TBA securities, but we may enter into other derivatives in the future.

We account for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of operations.

We have elected not to treat any of our derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of our portfolio assets under the fair value option election. All derivative instruments are carried at fair value, and changes in fair value are recorded in earnings for each period.

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

Capital Expenditures

At December 31, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019	0.960	54,421
2020 - YTD(1)	0.160	10,307
Totals	$11.025	$298,700

(1)
On January 16, 2020, the Company declared a dividend of $0.08 per share to be paid on February 26, 2020. On February 11, 2020, the Company declared a dividend of $0.08 per share to be paid on March 27, 2020. The dollar amount of the dividend declared in February 2020 is estimated based on the number of shares outstanding at February 20, 2020. The effects of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December 31, 2019.

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

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are futures contracts, interest rate swaps and swaptions. These instruments are intended to serve as an economic hedge against future interest rate increases on our repurchase agreement borrowings.  Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS.  If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.  Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.  Hedging techniques are also limited by the rules relating to REIT qualification.  In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2019 and December 31, 2018, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2019 and 2018.

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

Interest Rate Sensitivity (1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2019
-200 Basis Points	(0.07)%	(0.63)%
-100 Basis Points	0.27%	2.43%
-50 Basis Points	0.27%	2.49%
+50 Basis Points	(0.74)%	(6.73)%
+100 Basis Points	(1.88)%	(17.09)%
+200 Basis Points	(5.14)%	(46.66)%
As of December 31, 2018
-200 Basis Points	(2.73)%	(24.48)%
-100 Basis Points	(1.30)%	(11.62)%
-50 Basis Points	(0.49)%	(4.43)%
+50 Basis Points	0.32%	2.84%
+100 Basis Points	0.89%	8.00%
+200 Basis Points	1.33%	11.96%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2019, we had unrestricted cash and cash equivalents of $193.8 million and unpledged securities of approximately $6.6 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Orchid Island Capital, Inc.
Vero Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

 Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
Certified Public Accountants
We have served as the Company's auditor since 2011.
West Palm Beach, Florida
February 21, 2020

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,584,354	$2,991,586
Unpledged	6,567	22,917
Total mortgage-backed securities	3,590,921	3,014,503
Cash and cash equivalents	193,770	108,282
Restricted cash	84,885	17,981
Accrued interest receivable	12,404	13,241
Derivative assets, at fair value	-	16,885
Receivable for securities sold, pledged to counterparties	-	221,746
Other assets	100	2,993
Total Assets	$3,882,080	$3,395,631

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,448,106	$3,025,052
Dividends payable	5,045	3,931
Derivative liabilities, at fair value	20,658	5,947
Accrued interest payable	11,101	6,445
Due to affiliates	622	654
Other liabilities	1,041	17,523
Total Liabilities	3,486,573	3,059,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 63,061,781 shares issued and outstanding as of December 31, 2019 and 49,132,423 shares issued
and outstanding as of December 31, 2018	631	491
Additional paid-in capital	414,998	379,975
Accumulated deficit	(20,122)	(44,387)
Total Stockholders' Equity	395,507	336,079
Total Liabilities and Stockholders' Equity	$3,882,080	$3,395,631
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019, 2018 and 2017
($ in thousands, except per share data)

	2019	2018	2017
Interest income	$142,324	$154,581	$145,962
Interest expense	(83,666)	(70,360)	(41,671)
Net interest income	58,658	84,221	104,291
Realized losses on mortgage-backed securities	(10,877)	(30,289)	(7,788)
Unrealized gains (losses) on mortgage-backed securities	38,045	(110,668)	(67,981)
(Losses) gains on derivative instruments	(51,176)	24,311	(15,349)
Net portfolio income (loss)	34,650	(32,425)	13,173

Expenses:
Management fees	5,528	6,204	5,855
Allocated overhead	1,380	1,567	1,576
Accrued incentive compensation	115	407	640
Directors' fees and liability insurance	998	968	949
Audit, legal and other professional fees	1,105	851	706
Direct REIT operating expenses	997	1,631	1,124
Other administrative	262	334	316
Total expenses	10,385	11,962	11,166

Net income (loss)	$24,265	$(44,387)	$2,007

Basic and diluted net income (loss) per share	$0.43	$(0.85)	$0.05

Weighted Average Shares Outstanding	56,328,027	52,198,175	41,062,039
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands, except per share data)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balances, January 1, 2017	32,963	$330	$332,449	$-	$332,779
Net income	-	-	-	2,007	2,007
Cash dividends declared, $1.68 per share	-	-	(68,710)	(2,007)	(70,717)
Issuance of common stock pursuant to public offerings, net	20,045	200	197,407	-	197,607
Issuance of common stock pursuant to stock based compensation plan	54	1	261	-	262
Amortization of stock based compensation	-	-	273	-	273
Balances, December 31, 2017	53,062	531	461,680	-	462,211
Net loss	-	-	-	(44,387)	(44,387)
Cash dividends declared, $1.07 per share	-	-	(55,814)	-	(55,814)
Issuance of common stock pursuant to stock based compensation plan	49	-	293	-	293
Amortization of stock based compensation	-	-	199	-	199
Shares repurchased and retired	(3,979)	(40)	(26,383)	-	(26,423)
Balances, December 31, 2018	49,132	491	379,975	(44,387)	336,079
Net income	-	-	-	24,265	24,265
Cash dividends declared, $0.96 per share	-	-	(54,421)	-	(54,421)
Issuance of common stock pursuant to public offerings, net	14,377	145	92,169	-	92,314
Issuance of common stock pursuant to stock based compensation plan	23	-	179	-	179
Amortization of stock based compensation	-	-	115	-	115
Shares repurchased and retired	(470)	(5)	(3,019)	-	(3,024)
Balances, December 31, 2019	$63,062	$631	$414,998	$(20,122)	$395,507
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
($ in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,265	$(44,387)	$2,007
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	294	492	535
Realized and unrealized (gains) losses on mortgage-backed securities	(27,168)	140,957	75,769
Realized and unrealized losses on interest rate swaptions	1,379	1,502	(1,038)
Realized and unrealized losses (gains) on interest rate swaps	39,471	(1,027)	(4,030)
Realized losses (gains) on forward settling to-be-announced securities	4,357	(4,527)	5,938
Changes in operating assets and liabilities:
Accrued interest receivable	837	1,203	(2,932)
Other assets	80	(3)	(3)
Accrued interest payable	4,656	(71)	4,690
Other liabilities	22	4	3,841
Due from affiliates	(32)	(143)	231
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,161	94,000	85,008

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(4,241,822)	(3,893,828)	(6,499,153)
Sales	3,321,206	3,885,817	5,335,583
Principal repayments	594,833	373,934	365,166
Redemption of FHLB stock	-	-	3
(Payments on) proceeds from net settlement of to-be-announced securities	(8,423)	7,292	(5,242)
Purchase of derivative financial instruments, net of margin cash received	(20,600)	6,805	1,138
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(354,806)	380,020	(802,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	45,595,010	52,096,292	54,481,746
Principal payments on repurchase agreements	(45,171,956)	(52,605,026)	(53,741,665)
Cash dividends	(53,307)	(59,312)	(67,904)
Proceeds from issuance of common stock, net of issuance costs	92,314	-	197,607
Common stock repurchases	(3,024)	(26,423)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	459,037	(594,469)	869,784

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	152,392	(120,449)	152,287
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	126,263	246,712	94,425
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$278,655	$126,263	$246,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$79,010	$70,431	$36,981

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities sold settled in later period	$-	$220,655	$-
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

On February 23, 2017, Orchid entered into another equity distribution agreement, as amended and restated on May 10, 2017 (the “May 2017 Equity Distribution Agreement”) with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  The Company issued a total of 12,299,032 shares under the May 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $122.9 million, net of commissions and fees, prior to its termination in August 2017.

On August 2, 2017, Orchid entered into another equity distribution agreement (the “August 2017 Equity Distribution Agreement”) with two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.  Through December 31, 2019, the Company issued a total of 15,123,178 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $125.0 million, and net proceeds of approximately $123.1 million, net of commissions and fees, prior to its termination in July 2019.

On July 30, 2019, Orchid entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, relating to the offer and sale of 7,000,000 shares of the Company’s common stock at a price to the public of $6.55 per share. The underwriters purchased the shares pursuant to the Underwriting Agreement at a price of $6.3535 per share. The closing of the offering of 7,000,000 shares of common stock occurred on August 2, 2019, with net proceeds to the Company of approximately $44.2 million after deduction of underwriting discounts and commissions and other estimated offering expenses.

On January 23, 2020, we entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through February 20, 2020, we issued a total of 2,004,432 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $12.4 million, and net proceeds of approximately $12.2 million, net of commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives.

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

(in thousands)
	December 31, 2019	December 31, 2018
Cash and cash equivalents	$193,770	$108,282
Restricted cash	84,885	17,981
Total cash, cash equivalents and restricted cash	$278,655	$126,263

The Company maintains cash balances at three banks and excess margin on account with two exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2019, the Company’s cash deposits exceeded federally insured limits by approximately $170.6 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through residential mortgage backed certificates issued by Freddie Mac, Fannie Mae or Ginnie Mae (“RMBS”), collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. We refer to RMBS and CMOs as PT RMBS. We refer to IO and IIO securities as structured RMBS. The Company has elected to account for its investment in RMBS under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

The Company accounts for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of operations.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of December 31, 2019 and December 31, 2018 due to the short-term nature of these financial instruments.

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

Income Taxes

Orchid has qualified and elected to be taxed as a REIT under the Code.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019. The Company does not expect that the adoption of this ASU will have a significant effect on its financial statements as its financial assets are measured at fair value through earnings.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of December 31, 2019 and December 31, 2018:

(in thousands)
	December 31, 2019	December 31, 2018
Pass-Through RMBS Certificates:
Adjustable-rate Mortgages	$1,014	$1,437
Fixed-rate Mortgages	3,206,013	2,130,974
Fixed-rate CMOs	299,205	741,926
Total Pass-Through Certificates	3,506,232	2,874,337
Structured RMBS Certificates:
Interest-Only Securities	60,986	116,415
Inverse Interest-Only Securities	23,703	23,751
Total Structured RMBS Certificates	84,689	140,166
Total	$3,590,921	$3,014,503

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2019, the Company had met all margin call requirements.

As of December 31, 2019 and 2018, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2019
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,470,263	$1,005,517	$120,941	$3,596,721
Repurchase agreement liabilities associated with
these securities	$-	$2,361,378	$964,368	$122,360	$3,448,106
Net weighted average borrowing rate	-	2.04%	1.94%	2.60%	2.03%
December 31, 2018
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,720,804	$1,493,565	$-	$3,214,369
Repurchase agreement liabilities associated with
these securities	$-	$1,611,185	$1,413,867	$-	$3,025,052
Net weighted average borrowing rate	-	2.72%	2.57%	-	2.65%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $65.9 million and $7.0 as of December 31, 2019 and 2018, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2019, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $203.4 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2019 and 2018.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2019 and 2018.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	December 31, 2019	December 31, 2018
Assets
Interest rate swaps	Derivative assets, at fair value	$-	$16,762
Payer swaptions	Derivative assets, at fair value	-	123
Total derivative assets, at fair value		$-	$16,885

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$20,146	$2,205
TBA securities	Derivative liabilities, at fair value	512	3,742
Total derivative liabilities, at fair value		$20,658	$5,947

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$1,338	$4,711
TBA securities	Restricted cash	246	6,236
Interest rate swaption contracts	Other liabilities	-	(268)
Interest rate swap contracts	Restricted cash	17,450	-
Interest rate swap contracts	Other liabilities	-	(14,308)
Total margin balances on derivative contracts		$19,034	$(3,629)

Eurodollar, Fed Funds and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-Note futures positions at December 31, 2019 and 2018.

($ in thousands)
	December 31, 2019
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2020	$500,000	2.97%	1.67%	$(6,505)
Total / Weighted Average	$500,000	2.97%	1.67%	$(6,505)

Treasury Note Futures Contracts (Short Position)(2)
March 2020 5-year T-Note futures
(Mar 2020 - Mar 2025 Hedge Period)	$69,000	1.96%	2.06%	$302

($ in thousands)
	December 31, 2018
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$1,650,000	2.25%	2.64%	$7,036
2020	1,800,000	2.74%	2.45%	(4,503)
Total / Weighted Average	$1,725,000	2.51%	2.54%	$2,533

Treasury Note Futures Contracts (Short Position)(2)
March 2019 5 year T-Note futures
(Mar 2019 - Mar 2024 Hedge Period)	$165,000	3.22%	2.83%	$(3,185)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $118.61 at December 31, 2019 and $114.69 at December 31, 2018.  The contract values of the short positions were $81.8 million and $189.2 million at December 31, 2019 and December 31, 2018, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate (“LIBOR”) ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at December 31, 2019 and 2018.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
December 31, 2019
Expiration > 1 to ≤ 3 years	$360,000	2.05%	1.90%	$(3,680)	2.3
Expiration > 3 to ≤ 5 years	910,000	2.03%	1.93%	(16,466)	4.4
	$1,270,000	2.03%	1.92%	$(20,146)	3.8
December 31, 2018
Expiration > 1 to ≤ 3 years	$1,000,000	1.62%	2.63%	$10,365	1.4
Expiration > 3 to ≤ 5 years	260,000	2.01%	2.68%	4,192	3.4
	$1,260,000	1.70%	2.64%	$14,557	1.8

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2018.  There were no open swaption positions at December 31, 2019.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
December 31, 2018
≤ 1 year
Payer Swaptions	$7,805	$123	1.4	$700,000	3.20%	3 Month	9.0

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2019 and 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2019
30-Year TBA securities:
4.5%	$(300,000)	$(315,426)	$(315,938)	$(512)
Total	$(300,000)	$(315,426)	$(315,938)	$(512)
December 31, 2018
30-Year TBA securities:
3.0%	$(250,000)	$(240,164)	$(243,906)	$(3,742)
Total	$(250,000)	$(240,164)	$(243,906)	$(3,742)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our balance sheets.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2019, 2018 and 2017.

(in thousands)
	2019	2018	2017
Eurodollar futures contracts (short positions)	$(13,860)	$7,170	$1,257
T-Note futures contracts (short position)	(5,175)	5,507	(14,922)
Fed Funds futures contracts (short positions)	177	-	-
Interest rate swaps	(26,582)	8,609	3,216
Receiver swaptions	-	105	-
Payer swaptions	(1,379)	(1,607)	1,038
Net TBA securities	(4,357)	4,527	(5,938)
Total	$(51,176)	$24,311	$(15,349)

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments are included in restricted cash on our balance sheets. It is the Company's policy not to offset assets and liabilities associated with open derivative contracts. However, the Chicago Mercantile Exchange (“CME”) rules characterize variation margin transfers as settlement payments, as opposed to adjustments to collateral. As a result, derivative assets and liabilities associated with centrally cleared derivatives for which the CME serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2019 and  2018.

(in thousands)
	December 31, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,500,394	$-	$3,500,394	$2,854,540	$10,776	$2,865,316
Structured RMBS - fair value	83,960	-	83,960	126,270	-	126,270
Accrued interest on pledged securities	12,367	-	12,367	12,905	35	12,940
Receivable for securities sold	-	-	-	220,654	-	220,654
Restricted cash	65,851	19,034	84,885	7,034	10,947	17,981
Total	$3,662,572	$19,034	$3,681,606	$3,221,403	$21,758	$3,243,161

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements and derivative agreements as of December 31, 2019 and 2018.

(in thousands)
	December 31, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$1,418	$-	$1,418	$3,852	$14,576	$18,428
PT RMBS - fair value	-	-	-	1,557	-	1,557
U.S. Treasury securities - fair value	-	-	-	180	-	180
Total	$1,418	$-	$1,418	$5,589	$14,576	$20,165

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2019 and 2018.

(in thousands)
Offsetting of Assets
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2018
Interest rate swaps	$16,762	$-	$16,762	$-	$(14,308)	$2,454
Interest rate swaptions	123	-	123	-	(123)	-
	$16,885	$-	$16,885	$-	$(14,431)	$2,454

(in thousands)
Offsetting of Liabilities
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2019
Repurchase Agreements	$3,448,106	$-	$3,448,106	$(3,382,255)	$(65,851)	$-
Interest rate swaps	20,146	-	20,146	-	(17,450)	2,696
TBA securities	512	-	512	-	(246)	266
	$3,468,764	$-	$3,468,764	$(3,382,255)	$(83,547)	$2,962
December 31, 2018
Repurchase Agreements	$3,025,052	$-	$3,025,052	$(3,018,018)	$(7,034)	$-
Interest rate swaps	2,205	-	2,205	-	-	2,205
TBA securities	3,742	-	3,742	-	(3,742)	-
	$3,030,999	$-	$3,030,999	$(3,018,018)	$(10,776)	$2,205

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2019, the Company completed the following public offerings of shares of its common stock.  There were no common stock issuances through public offerings during the year ended December 31, 2018.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2019
At the Market Offering Program(3)	First Quarter	$6.84	1,267,894	$8,503
At the Market Offering Program(3)	Second Quarter	6.70	4,337,931	28,495
At the Market Offering Program(3)	Third Quarter	6.37	1,771,301	11,098
Follow-on Offering(3)	Third Quarter	6.35	7,000,000	44,218
			14,377,126	$92,314

(1)	Weighted average price received per share is before deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)
As of December 31, 2019, the Company had entered into six equity distribution agreements, all six of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock. Coupled with the 783,757 shares remaining from the original 2,0000,000 share authorization, the increased authorization brought the total authorization to 5,306,579 shares, representing 10% of the then outstanding share count. As part of the stock repurchase program, shares may be purchased in open market transactions, block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice.

From the inception of the stock repurchase program through December 31, 2019, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share. During the year ended December 31, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. During the year ended December 31, 2018, the Company repurchased a total of 3,979,402 shares at an aggregate cost of approximately $26.4 million, including commissions and fees, for a weighted average price of $6.64 per share. No shares were repurchased during the year ended December 31, 2017. The remaining authorization under the repurchase program as of December 31, 2019 is 857,202 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019	0.960	54,421
2020 - YTD(1)	0.160	10,307
Totals	$11.025	$298,700

(1)
On January 16, 2020, the Company declared a dividend of $0.08 per share to be paid on February 26, 2020. On February 11, 2020, the Company declared a dividend of $0.08 per share to be paid on March 27, 2020. The dollar amount of the dividend declared in February 2020 is estimated based on the number of shares outstanding at February 20, 2020. The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December 31, 2019.

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

Stock Awards

The Company has previously issued, and may in the future issue additional, immediately vested common stock under the Incentive Plan to certain executive officers and employees of its Manager. The Company’s non-employee directors received grants of immediately vested common stock for their service to the Company during the first quarter of 2018. The following table presents information related to fully vested common stock issued during the years ended December 31, 2019 and 2018.

($ in thousands, except per share data)
	2019	2018
Fully vested shares granted	-	37,920
Weighted average grant date price per share	$-	$7.62
Compensation expense related to fully vested shares of common stock awards	$-	$289

Performance Units

The Company has issued, and may in the future issue additional performance units under the Incentive Plan to certain executive officers and employees of its Manager.  “Performance Units” vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company’s common stock, at which time the Performance Unit will be cancelled.  The Performance Units contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the shares.  Performance Units are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company.  Compensation expense for the Performance Units is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the years ended December 31, 2019 and 2018.

($ in thousands, except per share data)
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	43,672	$8.34	41,693	$9.95
Granted	-	-	27,935	7.45
Forfeited	-	-	(2,161)	8.49
Vested and issued	(24,651)	8.78	(23,795)	10.09
Unvested, end of period	19,021	$7.78	43,672	$8.34

Compensation expense during period		$115		$199
Unrecognized compensation expense, end of period		$42		$157
Intrinsic value, end of period		$111		$279
Weighted-average remaining vesting term (in years)		0.8		1.1

Deferred Stock Units

Non-employee directors began to receive a portion of their compensation in the form of deferred stock unit awards (“DSUs”) pursuant to the Incentive Plan beginning with the awards for the second quarter of 2018.  Each DSU represents a right to receive one share of the Company’s common stock. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant.  The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock.  These distributions will be made in the form of cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock.

The following table presents information related to the DSUs outstanding during the years ended December 31, 2019 and 2018.

($ in thousands, except per share data)
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	12,434	$7.37	-	$-
Granted and vested	31,136	6.23	12,434	7.37
Outstanding, end of period	43,570	$6.56	12,434	$7.37

Compensation expense during period		$180		$135
Intrinsic value, end of period		$255		$79

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2019.

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

In determining total distributions, consideration is given to the spillover distribution provisions of section 857(b)(9) of the Code.  Under section 857(b)(9), of the Code, REIT common dividends declared in the fourth quarter of a calendar year with a record date prior to year-end and a payable date in January of the following year will be included in total distributions in the year declared only to the extent of available earnings and profits.  As a result, such fourth quarter common dividends may be pro-rated between tax years or may not be taxable until the following year.  In accordance with section 857(b)(9) of the Code, the Company’s December 2019 dividend of $0.08 paid in January 2020 is subject to tax in 2020.  The remaining dividend distributions declared in 2019 of $0.88, plus the dividend declared in December 2018 and paid in January 2019 of $0.08, are taxable in 2019.

The 2019 dividend distribution described above exceeded 2019 earnings and profits by $0.49, representing 51% of the total 2019 distributions of $0.96.  This nondividend distribution is characterized as return of capital and has been allocated on a pro rata basis to each 2019 dividend distribution.  Nondividend distributions characterized as return of capital reduce the tax basis of related shares and are nontaxable to the recipient unless return of capital distributions in aggregate exceed tax basis, in which case the excess is reportable as capital gain.  The remaining 2019 common dividend distributions have been characterized as ordinary income of $0.47, or 49% of the total distributions.

As of December 31, 2019, we had distributed all of our estimated REIT taxable income through fiscal year 2019. Accordingly, no income tax provision was recorded for 2019, 2018 and 2017.

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible shares of restricted common stock, Performance Units and Deferred Stock Units that were outstanding during the years ended December 31, 2019, 2018 and 2017. The basic and diluted per share computations include these unvested shares of restricted common stock, Performance Units and Deferred Stock Units if there is income available to common stock, as they have dividend participation rights. The unvested shares of restricted common stock, Performance Units and Deferred Stock Units have no contractual obligation to share in losses. Because there is no such obligation, the unvested shares of restricted common stock, Performance Units and Deferred Stock Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2019, 2018 and 2017.

(in thousands, except per-share information)
	2019	2018	2017
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$24,265	$(44,387)	$2,007
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	63,062	49,132	53,062
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	63	-	42
Effect of weighting	(6,797)	3,066	(12,042)
Weighted average shares-basic and diluted	56,328	52,198	41,062
Net income (loss) per common share:
Basic and diluted	$0.43	$(0.85)	$0.05
Anti-dilutive incentive shares not included in calculation.	-	56	-

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the years ended December 31, 2019, 2018 and 2017. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2019 and 2018.  Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Mortgage-backed securities	$3,590,921	$-	$3,590,921	$-
Interest rate swaps	(20,146)	-	(20,146)	-
TBA securities	(512)	-	(512)	-
December 31, 2018
Mortgage-backed securities	$3,014,503	$-	$3,014,503	$-
Interest rate swaps	14,557	-	14,557	-
Interest rate swaptions	123	-	123	-
TBA securities	(3,742)	-	(3,742)	-

During the years ended December 31, 2019 and 2018, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by the “Manager” pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2020 and provides for automatic one-year extension options thereafter and is subject to certain termination rights.  Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company.  The Manager receives a monthly management fee in the amount of:

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

Total expenses recorded for the management fee and costs incurred were approximately $6.9 million, $7.8 million and $7.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of December 31, 2019, Bimini owned 1,520,036 shares, or 2.4%, of the Company’s common stock.

NOTE 14.   QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2019 and 2018.

(in thousands, except per share information)
	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Interest income	$32,433	$36,455	$35,907	$37,529
Interest expense	(18,892)	(22,431)	(22,321)	(20,022)
Net interest income	13,541	14,024	13,586	17,507
Losses (gains)	(748)	(7,670)	(19,431)	3,841
Net portfolio income (loss)	12,793	6,354	(5,845)	21,348

Expenses:
Management fees and overhead expenses	1,608	1,653	1,791	1,856
Other expenses	588	1,168	841	880
Total expenses	2,196	2,821	2,632	2,736

Net income (loss)	$10,597	$3,533	$(8,477)	$18,612

Basic and diluted net income (loss) per share	$0.22	$0.07	$(0.14)	$0.29

Weighted Average Shares Outstanding	48,905	52,601	60,419	63,124

Dividends declared per share	$0.24	$0.24	$0.24	$0.24

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income	$39,935	$38,590	$39,054	$37,002
Interest expense	(15,149)	(16,579)	(18,893)	(19,739)
Net interest income	24,786	22,011	20,161	17,263
Losses	(38,055)	(17,734)	(20,150)	(40,707)
Net portfolio income (loss)	(13,269)	4,277	11	(23,444)

Expenses:
Management fees and overhead expenses	2,094	1,967	1,873	1,836
Other expenses	1,014	964	1,097	1,117
Total expenses	3,108	2,931	2,970	2,953

Net income (loss)	$(16,377)	$1,346	$(2,959)	$(26,397)

Basic and diluted net income (loss) per share	$(0.31)	$0.03	$(0.06)	$(0.52)

Weighted Average Shares Outstanding	53,066	52,587	52,035	51,188

Dividends declared per share	$0.31	$0.27	$0.25	$0.24

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

Management’s Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, the Company’s management used criteria set forth Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Orchid Island Capital, Inc.
Vero Beach, Florida

Opinion on Internal Control over Financial Reporting

We have audited Orchid Island Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 21, 2020 expressed an unqualified opinion thereon.”

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
February 21, 2020

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

The Tax Cuts and Jobs Act

Enactment of the TCJA

On December 22, 2017, President Trump signed into law the TCJA, which made major changes to the Code, including several provisions of the Code that may affect the taxation of REITs and their security holders. The most significant of these provisions are described below. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment.

Revised Individual Tax Rates and Deductions

The TCJA created seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than prior law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applied to incomes above $470,700 under pre-TCJA law. The maximum 20% rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8% Medicare tax on net investment income (see “Material U.S. Federal Income Tax Considerations - Taxation of Taxable U.S. Stockholders” in the applicable prospectus).

The TCJA also eliminated personal exemptions, but nearly doubled the standard deduction for most individuals (for example, the standard deduction for joint return filers rose from $12,700 in 2017 to $24,000 in 2018). The TCJA also eliminated many itemized deductions, limited individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers, and limited the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt are eliminated. Charitable deductions are generally preserved. The phaseout of itemized deductions based on income is eliminated.

The TCJA did not eliminate the individual alternative minimum tax, but it raised the exemption and exemption phaseout threshold for application of the tax.

These individual income tax changes were generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the TCJA, individuals, trusts, and estates generally may deduct 20% of the “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) they receive. The deduction for qualified REIT dividends is not subject to wage and property basis limits that apply to other types of “qualified business income.” However, to qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Consequently, the deduction equates to a maximum 29.6% tax rate on ordinary REIT dividends. As with other individual income tax changes under the TCJA, the deduction provisions were effective beginning in 2018. Without further legislation, the deduction will sunset after 2025.

Net Operating Loss Modifications

The net operating loss (“NOL”) provisions were modified by the TCJA. The TCJA limited the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The TCJA reduced the 35% maximum U.S. federal corporate income tax rate to a maximum of 21%, and reduced the dividends-received deduction for certain corporate subsidiaries.  The reduction of the corporate tax rate to 21% also resulted in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%.  The TCJA also permanently eliminated the corporate alternative minimum tax. These provisions were effective beginning in 2018.

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods

The TCJA limited a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitations at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business.  As a mortgage REIT, we do not believe that our business constitutes a “real property trade or business” within the meaning of the TCJA.  However, as a mortgage REIT, we do not believe we will be negatively impacted by the 30% limitation on the deductibility of interest imposed by the TCJA because interest expense may be fully deducted to the extent of interest income under the TCJA.  Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit was effective beginning in 2018.

Phantom Income

Under the TCJA, we generally are required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule became effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other actions to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. We currently do not expect that this rule will have a material impact on the timing of accrual of our income or on the amount of our distribution requirement.

International Provisions: Modified Territorial Tax Regime

The TCJA moved the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. We currently do not have any foreign subsidiaries or properties, but these provisions could affect any such future subsidiaries or properties.

Other Provisions

The TCJA made other significant changes to the Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions were effective beginning in 2018, but without further legislation, will sunset after 2025.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which the Company expects to file with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2019.

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

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference).
3.3	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 19, 2019).
4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.2	Description of Securities**
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

10.10	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)*
10.11	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)*
10.12	2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.4 to Form 10-Q filed on April 28, 2017 and incorporated herein by reference)*
10.13	2018 Long Term Incentive Compensation Plan (filed as Exhibit 10.5 to Form 10-Q filed on April 28, 2018 and incorporated herein by reference)*
10.14	2019 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 26, 2019 and incorporated herein by reference)*
10.15	Form of Deferred Stock Unit Grant Notice and Agreement (filed as Exhibit 10.6 to Form 10-Q filed on April 28, 2018 and incorporated herein by reference)*
21.1	Subsidiaries of the Company**
23.1	Consent of BDO USA, LLP**
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

Exhibit 101.INS XBRL	Instance Document ****
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ****
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document****
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created****
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ****
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ****

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

Orchid Island Capital, Inc.
Registrant

Date: February 21, 2020	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 21, 2020	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 21, 2020
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ George H. Haas, IV	Chief Financial Officer, Chief	February 21, 2020
George H. Haas, IV	Investment Officer, and Director
(Principal Financial and Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 21, 2020
W Coleman Bitting

/s/ Frank P. Filipps	Independent Director	February 21, 2020
Frank P. Filipps

/s/ Paula Morabito	Independent Director	February 21, 2020
Paula Morabito

/s/ Ava L. Parker	Independent Director	February 21, 2020