Form 10-Q
period 2020-03-31
Orchid Island Capital, Inc.
filed 2020-05-01
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	◻
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻  No ☒
Number of shares outstanding at May 1, 2020: 66,236,639

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$2,937,749	$3,584,354
Unpledged	11,048	6,567
Total mortgage-backed securities	2,948,797	3,590,921
Cash and cash equivalents	162,725	193,770
Restricted cash	38,725	84,885
Accrued interest receivable	10,054	12,404
Derivative assets, at fair value	1,336	-
Other assets	755	100
Total Assets	$3,162,392	$3,882,080

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,810,250	$3,448,106
Payable for unsettled securities purchased	3,450	-
Dividends payable	5,299	5,045
Derivative liabilities, at fair value	30,097	20,658
Accrued interest payable	3,814	11,101
Due to affiliates	520	622
Other liabilities	818	1,041
Total Liabilities	2,854,248	3,486,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common Stock, $0.01 par value; 500,000,000 shares authorized, 66,236,639 shares issued and outstanding as of March 31, 2020 and 63,061,781 shares issued
and outstanding as of December 31, 2019	662	631
Additional paid-in capital	418,803	414,998
Accumulated deficit	(111,321)	(20,122)
Total Stockholders' Equity	308,144	395,507
Total Liabilities and Stockholders' Equity	$3,162,392	$3,882,080
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2020 and 2019
($ in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income	$35,671	$32,433
Interest expense	(16,523)	(18,892)
Net interest income	19,148	13,541
Realized (losses) gains on mortgage-backed securities	(28,380)	243
Unrealized gains on mortgage-backed securities	3,032	18,041
Losses on derivative instruments	(82,858)	(19,032)
Net portfolio (loss) income	(89,058)	12,793

Expenses:
Management fees	1,377	1,285
Allocated overhead	347	323
Accrued incentive compensation	(436)	(408)
Directors' fees and liability insurance	260	253
Audit, legal and other professional fees	255	301
Direct REIT operating expenses	206	375
Other administrative	132	67
Total expenses	2,141	2,196

Net (loss) income	$(91,199)	$10,597

Basic and diluted net (loss) income per share	$(1.41)	$0.22

Weighted Average Shares Outstanding	64,590,205	48,904,587

Dividends declared per common share	$0.24	$0.24
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2020 and 2019
(in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balances, January 1, 2019	49,132	$491	$379,975	$(44,387)	$336,079
Net income	-	-	-	10,597	10,597
Cash dividends declared	-	-	(11,822)	-	(11,822)
Issuance of common stock pursuant to public offerings, net	1,268	13	8,490	-	8,503
Issuance of common stock pursuant to stock based
compensation plan	7	-	(6)	-	(6)
Amortization of stock based compensation	-	-	87	-	87
Shares repurchased and retired	(469)	(5)	(3,019)	-	(3,024)
Balances, March 31, 2019	49,938	$499	$373,705	$(33,790)	$340,414

Balances, January 1, 2020	63,062	$631	$414,998	$(20,122)	$395,507
Net loss	-	-	-	(91,199)	(91,199)
Cash dividends declared	-	-	(15,670)	-	(15,670)
Issuance of common stock pursuant to public offerings, net	3,171	31	19,416	-	19,447
Issuance of common stock pursuant to stock based
compensation plan	4	-	-	-	-
Amortization of stock based compensation	-	-	59	-	59
Balances, March 31, 2020	66,237	$662	$418,803	$(111,321)	$308,144
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2020 and 2019
($ in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(91,199)	$10,597
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	59	87
Realized and unrealized losses (gains) on mortgage-backed securities	25,348	(18,284)
Realized and unrealized losses on interest rate swaptions	2,589	378
Realized and unrealized losses on interest rate swaps	54,934	2,522
Realized losses on forward settling to-be-announced securities	7,090	4,641
Changes in operating assets and liabilities:
Accrued interest receivable	2,350	696
Other assets	(655)	(339)
Accrued interest payable	(7,287)	(1,299)
Other liabilities	(223)	(477)
Due from affiliates	(102)	(113)
NET CASH USED IN OPERATING ACTIVITIES	(7,096)	(1,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,334,350)	(547,417)
Sales	1,808,867	655,359
Principal repayments	142,259	94,785
Payments on net settlement of to-be-announced securities	(7,602)	(11,146)
Purchase of derivative financial instruments, net of margin cash received	(45,458)	(8,723)
NET CASH PROVIDED BY INVESTING ACTIVITIES	563,716	182,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	13,602,710	11,573,937
Principal payments on repurchase agreements	(14,240,566)	(11,732,251)
Cash dividends	(15,416)	(11,758)
Proceeds from issuance of common stock, net of issuance costs	19,447	8,503
Common stock repurchases	-	(3,030)
NET CASH USED IN FINANCING ACTIVITIES	(633,825)	(164,599)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(77,205)	16,668
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	278,655	126,263
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$201,450	$142,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,809	$20,190

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$3,450	$35,026
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2020

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

On January 23, 2020, Orchid entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through March 31, 2020, the Company issued a total of 3,170,727 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately $19.8 million, and net proceeds of approximately $19.4 million, net of commissions and fees.

COVID-19 Impact

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency RMBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. In order to maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we were forced to sell assets at levels significantly below their carrying values. We timely satisfied all margin calls. The Agency RMBS market largely stabilized after the Federal Reserve announced on March 23, 2020 that it would purchase Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning. The following summarizes the impact COVID-19 has had on our financial position and results of operations through March 31, 2020.

•
We sold approximately $1.8 billion of RMBS during the three months ended March 31, 2020, realizing losses of approximately $28.4 million. Approximately $1.1 billion of these sales were executed on March 19th and March 20th and resulted in losses of approximately $31.4 million.  The losses sustained on these two days were a direct result of the adverse RMBS market conditions associated with COVID-19.

•
We terminated interest rate swap positions with an aggregate notional value of $860.0 million and incurred approximately $45.0 million in mark to market losses on the positions through the date of the respective terminations.

•	Our RMBS portfolio had a fair market value of approximately $2.9 billion as of March 31, 2020, compared to $3.6 billion as of December 31, 2019.
•	Our outstanding balances under our repurchase agreement borrowings as of March 31, 2020 were approximately $2.8 billion, compared to $3.4 billion as of December 31, 2019.
•	Our stockholders’ equity was $308.1 million as of March 31, 2020, compared to $395.5 million as of December 31, 2019.

In response to the Shelter in Place order issued in Florida, our manager has invoked its Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may continue to have adverse effects on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments. The Company has evaluated the provisions of the CARES Act and does not believe it will have material effect on the financial statements.The Federal Housing Financing Agency (the “FHFA”) has instructed the GSEs on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact that COVID-19 will have on the global economy generally, and on Orchid’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

(in thousands)
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$162,725	$193,770
Restricted cash	38,725	84,885
Total cash, cash equivalents and restricted cash	$201,450	$278,655

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), Fed Funds and Eurodollar futures contracts, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivative instruments in the future.

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

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed either in the body of the financial statements or in the accompanying notes. RMBS, Eurodollar, Fed Funds and T-Note futures contracts, interest rate swaps, interest rate swaptions and TBA securities are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 12 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of March 31, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019.  The Company’s adoption of this ASU did not have a material effect on its financial statements as its financial assets were already measured at fair value through earnings.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of March 31, 2020 and December 31, 2019:

(in thousands)
	March 31, 2020	December 31, 2019
Pass-Through RMBS Certificates:
Adjustable-rate Mortgages	$984	$1,014
Fixed-rate Mortgages	2,734,310	3,206,013
Fixed-rate CMOs	173,409	299,205
Total Pass-Through Certificates	2,908,703	3,506,232
Structured RMBS Certificates:
Interest-Only Securities	40,094	60,986
Inverse Interest-Only Securities	-	23,703
Total Structured RMBS Certificates	40,094	84,689
Total	$2,948,797	$3,590,921

NOTE 3.   REPURCHASE AGREEMENTS AND OTHER BORROWINGS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2020, the Company had met all margin call requirements.

As of March 31, 2020 and December 31, 2019, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2020
Fair market value of securities pledged, including
accrued interest receivable	$-	$1,856,721	$1,090,882	$-	$2,947,603
Repurchase agreement liabilities associated with
these securities	$-	$1,768,968	$1,041,282	$-	$2,810,250
Net weighted average borrowing rate	-	1.11%	1.76%	-	1.35%
December 31, 2019
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,470,263	$1,005,517	$120,941	$3,596,721
Repurchase agreement liabilities associated with
these securities	$-	$2,361,378	$964,368	$122,360	$3,448,106
Net weighted average borrowing rate	-	2.04%	1.94%	2.60%	2.03%

In addition, cash pledged to counterparties for repurchase agreements was approximately $22.2 million and $65.9 million as of March 31, 2020 and December 31, 2019, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2020, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $155.8 million.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at March 31, 2020 and December 31, 2019.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2020 and December 31, 2019.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets
Payer swaptions	Derivative assets, at fair value	$1,336	$-
Total derivative assets, at fair value		$1,336	$-

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$30,097	$20,146
TBA securities	Derivative liabilities, at fair value	-	512
Total derivative liabilities, at fair value		$30,097	$20,658

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$898	$1,338
TBA securities	Restricted cash	-	246
Interest rate swap contracts	Restricted cash	15,588	17,450
Total margin balances on derivative contracts		$16,486	$19,034

Eurodollar, Fed Funds and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-Note futures positions at March 31, 2020 and December 31, 2019.

($ in thousands)
	March 31, 2020
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2020	$50,000	3.24%	0.41%	$(1,064)
2021	50,000	1.03%	0.30%	(362)
Total / Weighted Average	$50,000	1.98%	0.35%	$(1,426)
Treasury Note Futures Contracts (Short Position)(2)
June 2020 5-year T-Note futures
(Jun 2020 - Jun 2025 Hedge Period)	$69,000	1.57%	0.81%	$(3,175)

($ in thousands)
	December 31, 2019
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2020	$500,000	2.97%	1.67%	$(6,505)
Total / Weighted Average	$500,000	2.97%	1.67%	$(6,505)
Treasury Note Futures Contracts (Short Position)(2)
March 2020 5 year T-Note futures
(Mar 2020 - Mar 2025 Hedge Period)	$69,000	1.96%	2.06%	$302

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
T-Note futures contracts were valued at a price of $125.36 at March 31, 2020 and $118.61 at December 31, 2019.  The notional contract values of the short positions were $86.5 million and $81.8 million at March 31, 2020 and December 31, 2019, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the London Interbank Offered Rate (“LIBOR”) ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities.  We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at March 31, 2020 and December 31, 2019.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
March 31, 2020
Expiration > 3 to ≤ 5 years	$625,000	1.65%	1.74%	$(30,097)	4.2
	$625,000	1.65%	1.74%	$(30,097)	4.2
December 31, 2019
Expiration > 1 to ≤ 3 years	$360,000	2.05%	1.90%	$(3,680)	2.3
Expiration > 3 to ≤ 5 years	910,000	2.03%	1.93%	(16,466)	4.4
	$1,270,000	2.03%	1.92%	$(20,146)	3.8

The table below presents information related to the Company’s interest rate swaption positions at March 31, 2020. There were no open swaption positions at December 31, 2019.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
March 31, 2020
≤ 1 year
Payer Swaptions	$3,925	$1,336	8.0	$750,000	1.22%	3 Month	4.3

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2019. There were no open TBA securities positions at March 31, 2020.

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

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2020 and 2019.

(in thousands)
	Three Months Ended March 31,
	2020	2019
Eurodollar futures contracts (short positions)	$(8,217)	$(10,041)
T-Note futures contracts (short position)	(4,339)	(1,677)
Interest rate swaps	(60,623)	(2,295)
Payer swaptions	(2,589)	(378)
Net TBA securities	(7,090)	(4,641)
Total	$(82,858)	$(19,032)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2020 and December 31, 2019.

(in thousands)
	March 31, 2020			December 31, 2019
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$2,900,536	$-	$2,900,536	$3,500,394	$-	$3,500,394
Structured RMBS - fair value	37,213	-	37,213	83,960	-	83,960
Accrued interest on pledged securities	9,853	-	9,853	12,367	-	12,367
Restricted cash	22,239	16,486	38,725	65,851	19,034	84,885
Total	$2,969,841	$16,486	$2,986,327	$3,662,572	$19,034	$3,681,606

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements and derivative agreements as of March 31, 2020 and December 31, 2019.

(in thousands)
	March 31, 2020			December 31, 2019
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$427	$-	$427	$1,418	$-	$1,418
Total	$427	$-	$427	$1,418	$-	$1,418

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2020 and December 31, 2019.

(in thousands)
Offsetting of Assets
Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2020
Interest rate swaptions	$1,336	$-	$1,336	$-	$-	$1,336
	$1,336	$-	$1,336	$-	$-	$1,336

(in thousands)
Offsetting of Liabilities
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	as Collateral	Amount
March 31, 2020
Repurchase Agreements	$2,810,250	$-	$2,810,250	$(2,788,011)	$(22,239)	$-
Interest rate swaps	30,097	-	30,097	-	(15,588)	14,509
	$2,840,347	$-	$2,840,347	$(2,788,011)	$(37,827)	$14,509
December 31, 2019
Repurchase Agreements	$3,448,106	$-	$3,448,106	$(3,382,255)	$(65,851)	$-
Interest rate swaps	20,146	-	20,146	-	(17,450)	2,696
TBA securities	512	-	512	-	(246)	266
	$3,468,764	$-	$3,468,764	$(3,382,255)	$(83,547)	$2,962

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

NOTE 7.  CAPITAL STOCK

Common Stock Issuances

During 2020 and 2019, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2020
At the Market Offering Program(3)	First Quarter	$6.23	3,170,727	$19,447
Total			3,170,727	$19,447
2019
At the Market Offering Program(3)	First Quarter	$6.84	1,267,894	$8,503
At the Market Offering Program(3)	Second Quarter	6.70	4,337,931	28,495
At the Market Offering Program(3)	Third Quarter	6.37	1,771,301	11,098
Follow-on Offering	Third Quarter	6.35	7,000,000	44,218
			14,377,126	$92,314

(1)	Weighted average price received per share is before deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into seven equity distribution agreements, six of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through March 31, 2020, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share.  During the three months ended March 31, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2020. The remaining authorization under the repurchase program as of March 31, 2020 was 857,202 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019	0.960	54,421
2020 - YTD(1)	0.295	19,322
Totals	$11.160	$307,715

(1)
On April 8, 2020, the Company declared a dividend of $0.055 per share to be paid on May 27, 2020.  The effect of this dividend is included in the table above, but is not reflected in the Company’s financial statements as of March 31, 2020.

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

The following table presents information related to Performance Units outstanding during the three months ended March 31, 2020 and 2019.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	19,021	$7.78	43,672	$8.34
Vested and issued	(4,153)	8.20	(8,173)	9.08
Unvested, end of period	14,868	$7.66	35,499	$8.17

Compensation expense during period		$14		$42
Unrecognized compensation expense, end of period		$27		$115
Intrinsic value, end of period		$44		$234
Weighted-average remaining vesting term (in years)		0.7		1.0

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

The following table presents information related to the DSUs outstanding during the three months ended March 31, 2020 and 2019.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	43,570	$6.56	12,434	$7.37
Granted and vested	9,008	5.69	7,350	6.41
Issued	-	-	-	-
Outstanding, end of period	52,578	$6.41	19,784	$7.01

Compensation expense during period		$45		$45
Intrinsic value, end of period		$155		$130

NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2020.

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

NOTE 11.   EARNINGS PER SHARE (EPS)

The Company had dividend eligible Performance Units and Deferred Stock Units that were outstanding during the three months ended March 31, 2020 and 2019. The basic and diluted per share computations include these unvested Performance Units and Deferred Stock Units if there is income available to common stock, as they have dividend participation rights. The unvested Performance Units and Deferred Stock Units have no contractual obligation to share in losses. Because there is no such obligation, the unvested Performance Units and Deferred Stock Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2020 and 2019.

(in thousands, except per share information)
	Three Months Ended March 31,
	2020	2019
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(91,199)	$10,597
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	66,237	49,938
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	55
Effect of weighting	(1,647)	(1,088)
Weighted average shares-basic and diluted	64,590	48,905
Net (loss) income per common share:
Basic and diluted	$(1.41)	$0.22
Anti-dilutive incentive shares not included in calculation.	67	-

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

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, TBA securities and futures contracts were recorded at fair value on a recurring basis during the three months ended March 31, 2020 and 2019. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Mortgage-backed securities	$2,948,797	$-	$2,948,797	$-
Interest rate swaps	(30,097)	-	(30,097)	-
Interest rate swaptions	1,336	-	1,336	-
December 31, 2019
Mortgage-backed securities	$3,590,921	$-	$3,590,921	$-
Interest rate swaps	(20,146)	-	(20,146)	-
TBA securities	(512)	-	(512)	-

During the three months ended March 31, 2020 and 2019, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $1.7 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the net amount due to affiliates was approximately $0.5 million and $0.6 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2020, Bimini owned 1,520,036 shares, or 2.3%, of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K and this quarterly report on Form 10-Q, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Impact of the COVID-19 Pandemic

Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency RMBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. In order to maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we were forced to sell assets at levels significantly below their carrying values. We timely satisfied all margin calls. The Agency RMBS market largely stabilized after the Federal Reserve announced on March 23, 2020 that it would purchase Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning. The following summarizes the impact COVID-19 has had on our financial position and results of operations through March 31, 2020.

•
We sold approximately $1.8 billion of RMBS during the three months ended March 31, 2020, realizing losses of approximately $28.4 million. Approximately $1.1 billion of these sales were executed on March 19th and March 20th and resulted in losses of approximately $31.4 million.  The losses sustained on these two days were a direct result of the adverse RMBS market conditions associated with COVID-19.

•
We terminated interest rate swap positions with an aggregate notional value of $860.0 million and incurred approximately $45.0 million in mark to market losses on the positions through the date of the respective terminations.

•	Our RMBS portfolio had a fair market value of approximately $2.9 billion as of March 31, 2020, compared to $3.6 billion as of December 31, 2019.
•	Our outstanding balances under our repurchase agreement borrowings as of March 31, 2020 were approximately $2.8 billion, compared to $3.4 billion as of December 31, 2019.
•	Our stockholders’ equity was $308.1 million as of March 31, 2020, compared to $395.5 million as of December 31, 2019.

Largely as a result of actions taken by the Federal Reserve (the “Fed”) in late March, Agency RMBS valuations have increased and the market for these assets has stabilized.

Our manager has invoked its Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication. We do not anticipate incurring additional material costs, nor have we identified any operational or internal control issues related to this remote working plan.

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

On January 23, 2020, we entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through March 31, 2020, we issued a total of 3,170,727 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately $19.4 million, net of commissions and fees.

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

From the inception of the stock repurchase program through March 31, 2020, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.3 million, including commissions and fees, for a weighted average price of $7.11 per share.  The Company did not repurchase any shares of its common stock during the three months ended March 31, 2020. The remaining authorization under the repurchase program as of March 31, 2020 was 857,202 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency RMBS yields and our funding and hedging costs;
•	competition for, and supply of, investments in Agency RMBS;
•
actions taken by the U.S. government, including the presidential administration, the Fed, the Federal Housing Financing Agency (the “FHFA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2020, as compared to the Company’s results of operations for the three months ended March 31, 2019.

Net (Loss) Income Summary

Net loss for the three months ended March 31, 2020 was $91.2 million, or $1.41 per share. Net income for the three months ended March 31, 2019 was $10.6 million, or $0.22 per share. The components of net (loss) income for the three months ended March 31, 2020 and 2019, along with the changes in those components are presented in the table below:

(in thousands)
	2020	2019	Change
Interest income	$35,671	$32,433	$3,238
Interest expense	(16,523)	(18,892)	2,369
Net interest income	19,148	13,541	5,607
Losses on RMBS and derivative contracts	(108,206)	(748)	(107,458)
Net portfolio (deficiency) income	(89,058)	12,793	(101,851)
Expenses	(2,141)	(2,196)	55
Net (loss) income	$(91,199)	$10,597	$(101,796)

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

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
March 31, 2020	$(91,199)	$(108,206)	$17,007	$(1.41)	$(1.68)	$0.27
December 31, 2019	18,614	3,841	14,773	0.29	0.06	0.23
September 30, 2019	(8,477)	(19,429)	10,952	(0.14)	(0.32)	0.18
June 30, 2019	3,530	(7,672)	11,202	0.07	(0.15)	0.22
March 31, 2019	10,597	(748)	11,345	0.22	(0.02)	0.24

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter of 2020 to date and 2019.

Gains (Losses) on Derivative Instruments
(in thousands)
			Funding Hedges
	Recognized in		Attributed to	Attributed to
	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2020	$(82,858)	$(7,090)	$(4,900)	$(70,868)
December 31, 2019	10,792	(512)	3,823	$7,481
September 30, 2019	(8,648)	2,479	1,244	$(12,371)
June 30, 2019	(34,288)	(1,684)	1,464	$(34,068)
March 31, 2019	(19,032)	(4,641)	2,427	$(16,818)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2020	$35,671	$16,523	$(4,900)	$21,423	$19,148	$14,248
December 31, 2019	37,529	20,022	3,823	16,199	17,507	21,330
September 30, 2019	35,907	22,321	1,244	21,077	13,586	14,830
June 30, 2019	36,455	22,431	1,464	20,967	14,024	15,488
March 31, 2019	32,433	18,892	2,427	16,465	13,541	15,968

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the three months ended March 31, 2020, we generated $19.1 million of net interest income, consisting of $35.7 million of interest income from RMBS assets offset by $16.5 million of interest expense on borrowings.  For the comparable period ended March 31, 2019, we generated $13.5 million of net interest income, consisting of $32.4 million of interest income from RMBS assets offset by $18.9 million of interest expense on borrowings.   The $3.2 million increase in interest income was due to the $218.4 million increase in average RMBS, combined with an 11 basis point ("bps") increase in the yield on average RMBS. The $2.4 million decrease in interest expense was due to a 46 bps decrease in the average cost of funds, partially offset by a $183.3 million increase in average outstanding borrowings. We had more average assets and borrowings during the first quarter of 2020 compared to the first quarter of 2019 as a result of our capital raising activity during 2019 and the first quarter of 2020.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2020 and 2019 was $21.4 million and $16.5 million, respectively, resulting in $14.2 million and $16.0 million of economic net interest income, respectively. The higher economic interest expense during the three months ended March 31, 2020 was due to the negative performance of our hedging activities during the period.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2020 and 2019 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2020	$3,269,859	$35,671	4.36%	$3,129,178	$16,523	$21,423	2.11%	2.74%
December 31, 2019	3,705,920	37,529	4.05%	3,631,042	20,022	16,199	2.21%	1.78%
September 30, 2019	3,674,087	35,907	3.91%	3,571,752	22,321	21,077	2.50%	2.36%
June 30, 2019	3,307,885	36,455	4.41%	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	3,051,509	32,433	4.25%	2,945,895	18,892	16,465	2.57%	2.24%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2020	$19,148	$14,248	2.25%	1.62%
December 31, 2019	17,507	21,330	1.84%	2.27%
September 30, 2019	13,586	14,830	1.41%	1.55%
June 30, 2019	14,024	15,488	1.51%	1.70%
March 31, 2019	13,541	15,968	1.68%	2.01%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on page 30 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the table above and the tables on page 30 include the effect of our derivative instrument hedges for only the periods presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Income and Average Asset Yield

Our interest income for the three months ended March 31, 2020 and 2019 was $35.7 million and $32.4 million, respectively.  We had average RMBS holdings of $3,269.9 million and $3,051.5 million for the three months ended March 31, 2020 and 2019, respectively.  The yield on our portfolio was 4.36% and 4.25% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, there was a $3.2 million increase in interest income due to a $218.4 million increase in average RMBS, combined with an 11 bps increase in the yield on average RMBS.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for each quarter in 2020 to date and 2019.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
March 31, 2020	$3,207,467	$62,392	$3,269,859	$35,286	$385	$35,671	4.40%	2.47%	4.36%
December 31, 2019	3,611,461	94,459	3,705,920	36,600	929	37,529	4.05%	3.93%	4.05%
September 30, 2019	3,558,075	116,012	3,674,087	36,332	(425)	35,907	4.08%	(1.47)%	3.91%
June 30, 2019	3,181,976	125,909	3,307,885	34,992	1,463	36,455	4.40%	4.65%	4.41%
March 31, 2019	2,919,415	132,094	3,051,509	30,328	2,105	32,433	4.16%	6.37%	4.25%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,129.2 million and $2,945.9 million and total interest expense of $16.5 million and $18.9 million for the three months ended March 31, 2020 and 2019, respectively. Our average cost of funds was 2.11% and 2.57% for the three months ended March 31, 2020 and 2019, respectively.  Contributing to the decrease in interest expense was a 46 bps decrease in the average cost of funds, partially offset by a $183.3 million increase in average outstanding borrowings during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Our economic interest expense was $21.4 million and $16.5 million for the three months ended March 31, 2020 and 2019, respectively. There was a 50 bps increase in the average economic cost of funds to 2.74% for the three months ended March 31, 2020 from 2.24% for the three months ended March 31, 2019.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 77 bps above the average one-month LIBOR and 68 bps above the average six-month LIBOR for the quarter ended March 31, 2020.  Our average economic cost of funds was 140 bps above the average one-month LIBOR and 131 bps above the average six-month LIBOR for the quarter ended March 31, 2020. The average term to maturity of the outstanding repurchase agreements was 24 days at March 31, 2020 and 25 days at December 31, 2019.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2020 and 2019 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
Three Months Ended	Borrowings	Basis	Basis	Basis	Basis
March 31, 2020	$3,129,178	$16,523	$21,423	2.11%	2.74%
December 31, 2019	3,631,042	20,022	16,199	2.21%	1.78%
September 30, 2019	3,571,752	22,321	21,077	2.50%	2.36%
June 30, 2019	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	2,945,895	18,892	16,465	2.57%	2.24%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2020	1.34%	1.43%	0.77%	0.68%	1.40%	1.31%
December 31, 2019	1.90%	1.98%	0.31%	0.23%	(0.12)%	(0.20)%
September 30, 2019	2.22%	2.18%	0.28%	0.32%	0.14%	0.18%
June 30, 2019	2.45%	2.49%	0.45%	0.41%	0.26%	0.22%
March 31, 2019	2.51%	2.77%	0.06%	(0.20)%	(0.27)%	(0.53)%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2020 and 2019.

(in thousands)
	2020	2019	Change
Realized (losses) gains on sales of RMBS	$(28,380)	$243	$(28,623)
Unrealized gains on RMBS	3,032	18,041	(15,009)
Total (losses) gains on RMBS	(25,348)	18,284	(43,632)
Losses on interest rate futures	(12,556)	(11,718)	(838)
Losses on interest rate swaps	(60,623)	(2,295)	(58,328)
Losses on payer swaptions	(2,589)	(378)	(2,211)
Losses on TBA securities	(7,090)	(4,641)	(2,449)
Total	$(108,206)	$(748)	$(107,458)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2020 and 2019, we received proceeds of $1,808.9 million and $655.4 million, respectively, from the sales of RMBS. Most of these sales in the first quarter of 2020 occurred during the second half of March 2020 as we sold assets in order to maintain sufficient cash and liquidity and reduce risk associated with the market turmoil brought about by COVID-19.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, which affect the pricing of the securities in our portfolio.  Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2020 to date and 2019.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
March 31, 2020	0.38%	0.70%	2.89%	3.45%	1.10%
December 31, 2019	1.69%	1.92%	3.18%	3.72%	1.91%
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

Total operating expenses were approximately $2.1 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.  The table below presents a breakdown of operating expenses for the three months ended March 31, 2020 and 2019.

(in thousands)
	2020	2019	Change
Management fees	$1,377	$1,285	$92
Overhead allocation	347	323	24
Accrued incentive compensation	(436)	(408)	(28)
Directors fees and liability insurance	260	253	7
Audit, legal and other professional fees	255	301	(46)
Other direct REIT operating expenses	206	375	(169)
Other expenses	132	67	65
Total expenses	$2,141	$2,196	$(55)

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2020 to date and 2019.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
March 31, 2020	$3,269,859	$356,685	$1,377	$347	$1,724
December 31, 2019	3,705,920	414,018	1,477	379	1,856
September 30, 2019	3,674,087	394,788	1,440	351	1,791
June 30, 2019	3,307,885	363,961	1,326	327	1,653
March 31, 2019	3,051,509	363,204	1,285	323	1,608

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2020, our RMBS portfolio consisted of $2,948.8 million of Agency RMBS at fair value and had a weighted average coupon on assets of 3.90%.  During the three months ended March 31, 2020, we received principal repayments of $142.3 million compared to $94.8 million for the three months ended March 31, 2019.  The average prepayment speeds for the quarters ended March 31, 2020 and 2019 were 11.9% and 9.2%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2020	9.8	22.9	11.9
December 31, 2019	14.3	23.4	16.0
September 30, 2019	15.5	19.3	16.4
June 30, 2019	10.9	12.7	11.4
March 31, 2019	9.5	8.4	9.2

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of March 31, 2020 and December 31, 2019:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2020
Adjustable Rate RMBS	$984	0.0%	4.51%	173	1-Sep-35
Fixed Rate RMBS	2,734,310	92.7%	3.88%	338	1-Mar-50
Fixed Rate CMOs	173,409	5.9%	4.00%	323	15-Dec-42
Total Mortgage-backed Pass-through	2,908,703	98.6%	3.89%	337	1-Mar-50
Interest-Only Securities	40,094	1.4%	4.00%	278	25-Jul-48
Total Structured RMBS	40,094	1.4%	4.00%	278	25-Jul-48
Total Mortgage Assets	$2,948,797	100.0%	3.90%	330	1-Mar-50
December 31, 2019
Adjustable Rate RMBS	$1,014	0.0%	4.51%	176	1-Sep-35
Fixed Rate RMBS	3,206,013	89.3%	3.90%	342	1-Dec-49
Fixed Rate CMOs	299,205	8.3%	4.20%	331	15-Oct-44
Total Mortgage-backed Pass-through	3,506,232	97.6%	3.92%	341	1-Dec-49
Interest-Only Securities	60,986	1.7%	3.99%	280	25-Jul-48
Inverse Interest-Only Securities	23,703	0.7%	3.34%	285	15-Jul-47
Total Structured RMBS	84,689	2.4%	3.79%	281	25-Jul-48
Total Mortgage Assets	$3,590,921	100.0%	3.90%	331	1-Dec-49

($ in thousands)
	March 31, 2020		December 31, 2019
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,194,582	74.4%	$2,170,668	60.4%
Freddie Mac	754,215	25.6%	1,420,253	39.6%
Total Portfolio	$2,948,797	100.0%	$3,590,921	100.0%

	March 31, 2020	December 31, 2019
Weighted Average Pass-through Purchase Price	$106.54	$105.16
Weighted Average Structured Purchase Price	$20.14	$18.15
Weighted Average Pass-through Current Price	$108.38	$106.26
Weighted Average Structured Current Price	$10.39	$13.85
Effective Duration (1)	2.200	2.780

(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.  An effective duration of 2.200 indicates that an interest rate increase of 1.0% would be expected to cause a 2.200% decrease in the value of the RMBS in the Company’s investment portfolio at March 31, 2020.  An effective duration of 2.780 indicates that an interest rate increase of 1.0% would be expected to cause a 2.780% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2019. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges.  Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2020 and 2019, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2020			2019
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,334,350	$107.18	2.28%	$582,403	$105.37	3.51%

Borrowings

As of March 31, 2020, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 19 of these counterparties.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates.  We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2020, we had obligations outstanding under the repurchase agreements of approximately $2,810.2 million with a net weighted average borrowing cost of 1.35%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 58 days, with a weighted average remaining maturity of 24 days.  Securing the repurchase agreement obligations as of March 31, 2020 are RMBS with an estimated fair value, including accrued interest, of approximately $2,947.6 million and a weighted average maturity of 339 months, and cash pledged to counterparties of approximately $22.2 million.  Through May 1, 2020, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2020 with maturities through July 22, 2020.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2020 to date and 2019.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
March 31, 2020	$2,810,250	$4,297,621	$3,129,178	$(318,928)	(10.19	)%(1)
December 31, 2019	3,448,106	3,986,919	3,631,042	(182,936)	(5.04)%
September 30, 2019	3,813,977	3,847,417	3,571,752	242,225	6.78%
June 30, 2019	3,329,527	3,730,460	3,098,133	231,394	7.47%
March 31, 2019	2,866,738	3,022,771	2,945,895	(79,157)	(2.69)%

(1)
The lower ending balance relative to the average balance during the quarter ended March 31, 2020 reflects the disposal of RMBS pledged as collateral in order to maintain cash and liquidity in response to the dislocations in the financial and mortgage markets resulting from the economic impacts of COVID-19.  During the quarter ended March 31, 2020, the Company’s investment in RMBS decreased $642.1 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets and borrowings under repurchase agreements.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our RMBS portfolio.  Despite the recent dislocations in the financial and mortgage markets and the economic impacts resulting from COVID-19, management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing RMBS portfolio, (b) the repayments on borrowings and (c) the payment of dividends to the extent required for our continued qualification as a REIT.  We may also generate liquidity from time to time by selling our equity or debt securities in public offerings or private placements.

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

Our master repurchase agreements have no stated expiration, but can be terminated at any time at our option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party.  A negotiated termination can occur, but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction, as it did during the three months ended March 31, 2020.

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2020, haircuts on our pledged collateral remained stable and as of March 31, 2020, our weighted average haircut was approximately 4.9% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$2,810,250	$-	$-	$-	$2,810,250
Interest expense on repurchase agreements(1)	6,625	-	-	-	6,625
Totals	$2,816,875	$-	$-	$-	$2,816,875

(1)	Interest expense on repurchase agreements is based on current interest rates as of March 31, 2020 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements.  As of March 31, 2020, we had cash and cash equivalents of $162.7 million.  We generated cash flows of $179.7 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,129.2 million during the three months ended March 31, 2020.

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

On January 23, 2020, we entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through March 31, 2020, we issued a total of 3,170,727 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately $19.4 million, net of commissions and fees.

Outlook

During the fourth quarter of 2019 a coronavirus emerged in China that was found to cause a potentially severe respiratory condition, which is known as COVID-19.  While initially confined to China, the readily contagious coronavirus quickly spread around the globe and ultimately became a global pandemic.  The effects of the pandemic really took hold in the U.S. in mid-March of 2020. The virus made its way to the United States, and as it spread businesses and all levels of government, federal, state and local, took steps to contain its spread. As the scope and magnitude of the steps that were needed to contain the virus came into focus, it was also clear the impact on the economy would be extremely severe.  Most non-essential businesses, either because they were forced to by government decree or they did so in order to conserve cash in the face of revenues plummeting towards zero, began to shut down and furlough all or most of their employees.  All economic activity outside of critical industries ground to a halt.  Initial claims for unemployment insurance surpassed 30 million for the six-week period from March 20, 2020 through April 25, 2020.  The number of jobs lost through the end of April of 2020 in the U.S. exceeded the number of jobs added since the end of the 2008 financial crisis.  Examples of the magnitude of the contraction in economic activity are too many to mention and equal or exceed the contraction of the Great Depression of the last century.  All of this occurred in a matter of weeks. Individuals and businesses of all sizes began to hoard cash in anticipation of an extended period without compensation or revenue.  These steps resulted in financial markets seizing as parties were either unable to trade securities at all or did so with exceptionally high bid/ask spreads and poor liquidity.

The rush to raise cash and monetize financial assets led to wide-spread selling.  The resulting downward pressure on prices triggered margin call activity for levered investors.  As is typical, investors, faced with either margin calls in the case of levered investors and/or redemptions in the case of others, looked to sell the most liquid assets or those that were in a gain position (or smaller losses).  The Company, which invests exclusively in Agency RMBS assets, was caught up in these events as the Agency RMBS market was one of the first asset classes to experience wider-spread selling.  As the selling became pervasive and margin calls followed, the markets began to seize and the typical frictionless, deep liquidity that was the prior norm no longer existed.  The mortgage REIT sector was one of the sectors most severely impacted by the selling, and many REITs were unable to meet all margin calls, resulting in many entering into forbearance agreements with lenders and/or subject to repurchase agreement lenders selling assets to liquidate positions.  As the market became dysfunctional, the Fed intervened on Sunday, March 15th when it announced a $700 billion asset purchase program.  At the same time, the Fed lowered the range on the Fed Funds rate to 0.0% – 0.25%, after already lowering the range 50 basis points on March 3rd. The asset purchase program consisted of $500 billion of U.S. Treasury securities and $200 billion of Agency RMBS.  By Friday, March 20th it was clear this would not be enough to settle the markets, so the Fed announced on the morning of Monday, March 23rd a program to purchase U.S. Treasury and Agency RMBS in the amounts needed to support smooth market functioning. This program quickly settled the Agency RMBS market and assets prices began to recover. Over the course of the next few weeks the Fed announced several additional steps to settle other markets and, ultimately, to provide direct financing to business entities (see below for additional disclosure under Recent Regulatory Developments).  Interest rates in the U.S. reached all-time low levels across the curve, with the 10-year U.S. Treasury closing at 0.543% on March 9, 2020 after trading above 1.80% in January while the 30-year U.S. Treasury bond closed at a yield below 1.00% for the first time ever, also on March 9th, closing at 0.997%.  Domestic and global stock markets quickly entered bear market territory – indicative of a 20% or greater decline – in the shortest period of time ever of only a few weeks.

The Federal government also acted to support the economy when the CARES Act was passed on March 27, 2020.  The CARES Act provided many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity.  Since the CARES Act was signed into law the federal government has continued to take steps to offset the impact of the pandemic on the economy and households.

At this time the economy remains entrenched in a steep contraction and, despite assertions by both the Fed and the Trump administration that they will do whatever it takes to stabilize the economy and markets, there is no assurance that they will be able to do enough.  There remains too much uncertainty at this point to predict when the economy will recover, or to what extent it will recover.  Further, it’s possible there may be future adverse consequences of the actions taken to date and in the future by the Fed and the federal government such as excessive inflation or unsustainable federal budget deficits.

The Agency RMBS market performed very well on a relative basis during the first quarter of 2020 and in particular during the early weeks of the COVID-19 crisis.  The Agency RMBS market total return for the quarter was 2.8% and -0.9% versus equivalent duration swaps and LIBOR (per data published by Bank of America Merrill Lynch/ICE Data Indices).  This return ranks third on a total return basis versus all other major fixed income sectors and major domestic equity index returns, trailing only U.S. Treasuries and Agency CMBS.  In fact, these three sectors were the only three to post positive returns for the quarter.  On an excess return versus equivalent duration swaps and LIBOR, Agency RMBS ranked second behind only U.S. Treasuries.

With interest rates declining to all-time low levels, prepayment activity accelerated and is expected to continue to remain high.  What remains to be seen is the impact of the severe economic contraction and restrictions on activity of all types across the country on the ability of borrowers to refinance their mortgage or remain current on their monthly payments. The CARES Act is expected to lead to many borrowers seeking forbearance on their mortgages for periods of up to 6 months, and with the consent of the GSEs for up to 12 months.  On April 21, 2020 the FHFA released guidance on the servicing of loans collateralizing Agency RMBS securities that ensures the market that loans entering into forbearance will remain in their respective pools for at least the duration of the forbearance period and that scheduled principal and interest will continue to be remitted through this period, either by the servicer or the respective GSEs.

The spread of the current-coupon 30-year mortgage to the 10-year U.S. Treasury reached 157.47 bps on March 19, 2020, the highest spread since the financial crisis.  Within the Agency RMBS sector returns were generally correlated with the duration of the various coupons and maturities as lower coupon securities generated higher returns on an absolute basis, but lower returns versus equivalent duration U.S. Treasuries or swaps/LIBOR.  Specified pools were severely impacted by the forced selling that occurred as investors de-leveraged or sold assets to meet redemptions.  Premiums of such securities declined materially, if not entirely, beginning in mid-March, although they have recovered to levels approximately 50% – 75% of the levels observed in early March, before the crisis in the fixed income markets began to unfold in mid-March.

Recent Legislative and Regulatory Developments

The Fed has been conducting large scale overnight repo operations since late 2019 to address disruptions in the U.S. Treasury, Agency debt and Agency MBS financing markets. These operations have been increased substantially due to the funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic.

The Fed has taken a number of other actions to stabilize markets as a result of the impacts of the COVID-19 pandemic. On Sunday, March 15, 2020, the Fed announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency MBS markets. Specifically, the Fed announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency MBS. The Fed also lowered the Fed Funds rate to a range of 0.0% – 0.25%, after having already lowered the Fed Funds rate by 50 bps on March 3, 2020.

The markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets continued to deteriorate following this announcement as investors liquidated investments in response to the economic crisis resulting from the actions to contain and minimize the impacts of the COVID-19 pandemic. Many of these markets experienced severe dislocations during the week following March 15, 2020, which resulted in forced selling of assets to satisfy margin calls. To address these issues in the fixed income and funding markets, on the morning of Monday, March 23, 2020, the Fed announced a program to acquire U.S. Treasuries and Agency MBS in the amounts needed to support smooth market functioning. Since that date, the Fed and the FHFA have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The FHFA has instructed the GSEs on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise.

Congress and President Trump have adopted several pieces of legislation in response to the public health and economic impacts resulting from the COVID 19 pandemic. The first two pieces of legislation provided, among other things, emergency funding to develop a vaccine for COVID 19, medical supplies, grants for public health agencies, small business loans, assistance for health systems in other countries, expanded coronavirus testing, paid leave, enhanced unemployment insurance, expanded food security initiatives and increased federal Medicaid funding.

The CARES Act was passed by Congress and signed into law by President Trump on March 27, 2020.  The CARES Act provides many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity.  This over $2 trillion COVID-19 relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), provided funding to hospitals and health providers, provided loans and investments to businesses, states and municipalities and provided grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provides an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts.

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform soon. On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to Fannie Mae and Freddie Mac being privatized and represents the first concrete step on the road to GSE reform.  At this time, however, no decisions have been made on any additional steps to be taken as part of the GSE reform plan. Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.

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

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve, especially in light of the COVID-19 pandemic and the upcoming presidential and Congressional elections in the United States. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets.

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

As described above, the Agency RMBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency RMBS market. If the Fed modifies, reduces or suspends its purchases of Agency RMBS, our investment portfolio could be negatively impacted. The guidance issued by the FHFA on April 21, 2020 on the servicing of loans collateralizing Agency RMBS securities, as described above, should help ensure that loans entering into forbearance will remain in their respective pools for at least the duration of the forbearance period and that scheduled principal and interest will continue to be remitted through this period, either by the servicer or the respective GSEs. This should limit prepayments during the forbearance period that could have resulted otherwise. If the GSEs do not handle servicer advances for loans entering into forbearance in this way, or if the GSEs modify their guidance, prepayment activity may increase, which may negatively impact the value of our Agency RMBS.

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

Summary

The trajectory of the global and domestic economy changed dramatically during the late stages of the first quarter of 2020.  The global pandemic caused by the coronavirus spread quickly and forced businesses and governments to take steps that nearly shut the economy down outside of the most essential services. The initial impact was felt in the financial markets, starting with the equity market which entered bear market conditions in the shortest period ever (measured as the time the market needed to reach a 20% decline).  Interest rates followed as yields across the curve reached record low levels and the Fed lowered the target range for the Fed Funds rate to 0-0.25%.  As it became clear economic activity was on the verge of collapse, business and investors moved to raise cash as quickly as possible. The resulting selling of financial assets led to de-leveraging by levered investors as margin calls driven by price declines became numerous.  The most liquid markets or assets in a gain position were the first to be sold.  The Agency RMBS market, the sole market the Company invests in, was one such market that witnessed the first wave of selling (in addition to U.S. Treasuries).  The Company was forced to sell assets to meet margin calls and retain adequate liquidity levels.  The mortgage REIT sector was one of the sectors most severely impacted by the selling and many REITs were unable to meet all margin calls, resulting in many entering into forbearance agreements with lenders and/or subject to repurchase agreement lenders selling assets to liquidate positions.  Given the importance of the mortgage market to the U.S. economy, particularly the Agency RMBS market, the breakdown of the market prompted the Fed to intervene by, among other things, purchasing more U.S. Treasuries and Agency RMBS in an effort to stabilize the market.  While the Fed’s initial steps proved inadequate, eventually, on March 23, 2020, the Fed announced an essentially unlimited asset purchase program for U.S. Treasuries and Agency RMBS.  The Fed went on to introduce many other facilities to support additional markets over the following days and weeks.  However, the action on March 23rd stabilized the Agency RMBS market and asset prices quickly began to recover.  The Company, which does not invest outside of the Agency RMBS market, was able to withstand the disruption to its sole market, although it did realize substantial losses on the assets sold and book value was reduced by approximately 25.8%. At this time, the Company has stabilized and expects to largely continue to operate with a portfolio reduced by approximately 17.9% going forward.  The Company has since declared a cash dividend for the month of April and intends to continue to pay monthly dividends going forward.

The Agency RMBS market performed very well on a relative basis during the first quarter of 2020 and in particular, during the early weeks of the COVID-19 crisis.  The Agency RMBS market total return for the quarter was 2.8% and -0.9% versus equivalent duration swaps and LIBOR (per data published by Bank of America Merrill Lynch/ICE Data Indices).  This return ranks third on a total return basis versus all other major fixed income sectors and major domestic equity index returns, trailing only U.S. Treasuries and Agency CMBS.  In fact, these three sectors where the only three to post positive returns for the quarter.  On an excess return versus equivalent duration swaps and LIBOR, Agency RMBS ranked second behind only U.S. Treasuries.

With respect to the outlook for the economy and financial markets, the economy remains entrenched in a steep contraction and, despite assertions by both the Fed and the Trump administration that they will do whatever it takes to stabilize the economy and markets, there is no assurance that they will be able to do enough.  As of the date of this report, the Company has not had to utilize any of the funding provided by the CARES Act or by any other legislation adopted by Congress. There remains too much uncertainty at this point to predict when the economy will recover, or to what extent it will recover.  Further, it’s possible there may be future adverse consequences of the actions taken to date and in the immediate future by the Fed and the federal government such as excessive inflation or unsustainable federal budget deficits.

Critical Accounting Estimates

Our condensed financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting estimates involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses.  There have been no changes to our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2019.

Capital Expenditures

At March 31, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019	0.960	54,421
2020 - YTD(1)	0.295	19,322
Totals	$11.160	$307,715

(1)
On April 8, 2020, the Company declared a dividend of $0.055 per share to be paid on May 27, 2020.  The effect of this dividend is included in the table above, but is not reflected in the Company’s financial statements as of March 31, 2020.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2020 and December 31, 2019, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2020 and December 31, 2019.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2020
-200 Basis Points	1.22%	11.63%
-100 Basis Points	0.70%	6.66%
-50 Basis Points	0.42%	4.04%
+50 Basis Points	(0.54)%	(5.18)%
+100 Basis Points	(1.32)%	(12.63)%
+200 Basis Points	(3.92)%	(37.47)%
As of December 31, 2019
-200 Basis Points	(0.07)%	(0.63)%
-100 Basis Points	0.27%	2.43%
-50 Basis Points	0.27%	2.49%
+50 Basis Points	(0.74)%	(6.73)%
+100 Basis Points	(1.88)%	(17.09)%
+200 Basis Points	(5.14)%	(46.66)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2020, we had unrestricted cash and cash equivalents of $162.7 million and unpledged securities of approximately $11.0 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

The following risk factors should be read in conjunction with the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

The market and economic disruptions caused by COVID-19 have negatively impacted our business.

The novel coronavirus (“COVID-19”) pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and dislocations in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, closing non-essential businesses, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business.

Since mid-March 2020, Agency RMBS markets have experienced significant volatility and sharp declines in liquidity, which have negatively impacted our portfolio. Our portfolio was pledged as collateral under daily mark-to-market repurchase agreements. Fluctuations in the value of our Agency RMBS resulted in margin calls, requiring us to post additional collateral with our lenders under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In order to meet these margin calls and to maintain sufficient liquidity, we sold a substantial portion of our portfolio in March 2020. We recorded realized losses from these sales of approximately $31.4 million. The Agency RMBS market largely stabilized after the Fed announced on March 23, 2020 that it would purchase Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning.

In light of the deteriorating economic environment related to the COVID-19 outbreak, the Agency RMBS market may experience significant volatility, illiquidity and dislocations in the future, which may adversely affect our results of operations and financial condition.

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.

Our ability to fund our operations, meet financial obligations and finance asset acquisitions is dependent upon our ability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions in ways that make it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have imposed and may continue to impose more onerous terms when rolling such financings. If we are not able to renew our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls well beyond historical norms. These trends, if continued, will have a negative adverse impact on our liquidity.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the global recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the economy and continued functioning of the financial markets. We cannot assure you that these programs will be effective, sufficient or will otherwise have a positive impact on our business.

During the first quarter of 2020, the Fed announced its commitment to purchase unlimited amounts of U.S. Treasuries and Agency RMBS and reduced short-term interest rates. The Federal Reserve also announced programs to support other asset classes during the first quarter. In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments. The GSEs also issued guidance on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. The results of these measures are likely to suppress refinancing activity during the forbearance period, but potentially increase refinancing activity once the forbearance period ended as delinquent loans are repurchased by the GSEs. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets or prepayments on Agency RMBS. To the extent the financial or mortgage markets do not respond favorably to any of these actions, such actions do not function as intended, or prepayments increase materially as a result of these actions, our business, results of operations and financial condition may continue to be materially adversely affected.

Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all of our Manager’s employees are working remotely. If our Manager’s employees are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to current market conditions.

All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board of Directors may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay dividends. Our Board of Directors is under no obligation or requirement to declare a dividend distribution and will continue to assess our common stock dividend rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay dividends on our common stock or that the level of dividends will be maintained to increased.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2020.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
January 1, 2020 - January 31, 2020	-	$-	-	1,327,177
February 1, 2020 - February 29, 2020	-	-	-	1,327,177
March 1, 2020 - March 31, 2020	20	2.95	-	1,327,177
Totals / Weighted Average	20	$2.95	-	1,327,177

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

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2020.

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

10.1	2020 Long Term Incentive Compensation Plan.*†
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: May 1, 2020	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: May 1, 2020	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)