Form 10-Q
period 2020-06-30
Orchid Island Capital, Inc.
filed 2020-07-31
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding at July 31, 2020: 66,220,664

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$3,294,042	$3,584,354
Unpledged	10,719	6,567
Total mortgage-backed securities	3,304,761	3,590,921
Cash and cash equivalents	175,269	193,770
Restricted cash	60,761	84,885
Accrued interest receivable	10,241	12,404
Derivative assets, at fair value	8,231	-
Receivable for securities sold, pledged to counterparties	727	-
Reverse repurchase agreements	139,738	-
Other assets	680	100
Total Assets	$3,700,408	$3,882,080

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,174,739	$3,448,106
Dividends payable	3,642	5,045
Derivative liabilities, at fair value	33,229	20,658
Accrued interest payable	706	11,101
Due to affiliates	569	622
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	139,843	-
Other liabilities	1,712	1,041
Total Liabilities	3,354,440	3,486,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $ 0.01 par value; 100,000,000 shares authorized; no shares issued
and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common Stock, $ 0.01 par value; 500,000,000 shares authorized, 66,220,664 shares issued and outstanding as of June 30, 2020 and 63,061,781 shares issued
and outstanding as of December 31, 2019	662	631
Additional paid-in capital	407,855	414,998
Accumulated deficit	(62,549)	(20,122)
Total Stockholders' Equity	345,968	395,507
Total Liabilities and Stockholders' Equity	$3,700,408	$3,882,080
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2020 and 2019
($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Interest income	$62,929	$68,888	$27,258	$36,455
Interest expense	(21,002)	(41,323)	(4,479)	(22,431)
Net interest income	41,927	27,565	22,779	14,024
Realized (losses) gains on mortgage-backed securities	(25,020)	355	3,360	112
Unrealized gains on mortgage-backed securities	37,272	44,547	34,240	26,506
Losses on derivative and other hedging instruments	(91,709)	(53,320)	(8,851)	(34,288)
Net portfolio (loss) income	(37,530)	19,147	51,528	6,354

Expenses:
Management fees	2,645	2,611	1,268	1,326
Allocated overhead	695	650	348	327
Accrued incentive compensation	(275)	(226)	161	182
Directors' fees and liability insurance	508	490	248	237
Audit, legal and other professional fees	601	665	346	364
Direct REIT operating expenses	446	660	240	285
Other administrative	277	167	145	100
Total expenses	4,897	5,017	2,756	2,821

Net (loss) income	$(42,427)	$14,130	$48,772	$3,533

Basic net (loss) income per share	$(0.65)	$0.28	$0.74	$0.07
Diluted net (loss) income per share	$(0.65)	$0.28	$0.73	$0.07

Weighted Average Shares Outstanding	65,408,722	50,762,883	66,310,219	52,600,758

Dividends declared per common share	$0.405	$0.480	$0.165	$0.240
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2020 and 2019
(in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balances, January 1, 2019	49,132	$491	$379,975	$(44,387)	$336,079
Net income	-	-	-	10,597	10,597
Cash dividends declared	-	-	(11,822)	-	(11,822)
Issuance of common stock pursuant to public offerings, net	1,268	13	8,490	-	8,503
Issuance of common stock pursuant to stock based
compensation plan	7	-	(6)	-	(6)
Amortization of stock based compensation	-	-	87	-	87
Shares repurchased and retired	(469)	(5)	(3,019)	-	(3,024)
Balances, March 31, 2019	49,938	$499	$373,705	$(33,790)	$340,414
Net income		-	-	3,533	3,533
Cash dividends declared		-	(12,859)	-	(12,859)
Issuance of common stock pursuant to public offerings, net	4,338	44	28,451	-	28,495
Issuance of common stock pursuant to stock based
compensation plan	7	-	43	-	43
Amortization of stock based compensation		-	32	-	32
Balances, June 30, 2019	54,283	$543	$389,372	$(30,257)	$359,658

Balances, January 1, 2020	63,062	$631	$414,998	$(20,122)	$395,507
Net loss	-	-	-	(91,199)	(91,199)
Cash dividends declared	-	-	(15,670)	-	(15,670)
Issuance of common stock pursuant to public offerings, net	3,171	31	19,416	-	19,447
Issuance of common stock pursuant to stock based
compensation plan	4	-	-	-	-
Amortization of stock based compensation	-	-	59	-	59
Balances, March 31, 2020	66,237	$662	$418,803	$(111,321)	$308,144
Net income	-	-	-	48,772	48,772
Cash dividends declared	-	-	(10,935)	-	(10,935)
Issuance of common stock pursuant to stock based
compensation plan	4	-	-	-	-
Amortization of stock based compensation	-	-	55	-	55
Shares repurchased and retired	(20)	-	(68)	-	(68)
Balances, June 30, 2020	66,221	$662	$407,855	$(62,549)	$345,968
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2020 and 2019
($ in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(42,427)	$14,130
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	114	158
Realized and unrealized gains on mortgage-backed securities	(12,252)	(44,902)
Realized and unrealized losses on interest rate swaptions	5,090	1,063
Realized and unrealized losses on interest rate swaps	64,357	35,869
Realized and unrealized losses on U.S. Treasury securities	131	-
Realized losses on forward settling to-be-announced securities	5,244	6,325
Changes in operating assets and liabilities:
Accrued interest receivable	2,163	(624)
Other assets	(580)	162
Accrued interest payable	(10,395)	3,609
Other liabilities	671	(116)
Due from affiliates	(53)	(100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,063	15,574

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,985,756)	(2,164,094)
Sales	2,023,334	1,689,747
Principal repayments	260,834	229,633
Proceeds from U.S. Treasury securities	139,712	-
Net payments on reverse repurchase agreements	(139,738)	-
Payments on net settlement of to-be-announced securities	(6,888)	(10,559)
Purchase of derivative financial instruments, net of margin cash received	(64,190)	(19,649)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	227,308	(274,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	20,879,112	22,265,665
Principal payments on repurchase agreements	(21,152,479)	(21,961,190)
Cash dividends	(28,008)	(24,271)
Proceeds from issuance of common stock, net of issuance costs	19,447	36,998
Common stock repurchases	(68)	(3,024)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(281,996)	314,178

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(42,625)	54,830
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	278,655	126,263
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$236,030	$181,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31,397	$37,713
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2020

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

On January 23, 2020, Orchid entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2020, the Company issued a total of 3,170,727shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately $ 19.8million, and net proceeds of approximately $19.4 million, net of commissions and fees.

COVID-19 Impact

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency RMBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. Further, as interest rates declined, we faced additional margin calls related to our various hedge positions. In order to maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we were forced to sell assets at levels significantly below their carrying values and closed several hedge positions. The Agency RMBS market largely stabilized after the Federal Reserve announced on March 23, 2020 that it would purchase Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning. As of June 30, 2020, we had timely satisfied all margin calls. The following summarizes the impact COVID-19 has had on our financial position and results of operations through June 30, 2020.

• We sold approximately $2.0 billion of RMBS during the six months ended June 30, 2020, realizing losses of approximately $25.0 million. Approximately $1.1 billion of these sales were executed on March 19th and March 20th and resulted in losses of approximately $31.4 million. The losses sustained on these two days were a direct result of the adverse RMBS market conditions associated with COVID-19.

• We terminated interest rate swap positions with an aggregate notional value of $1.2 billion and incurred approximately $54.5 million in mark to market losses on the positions through the date of the respective terminations. Approximately $45.0 million of these losses occurred during the three months ended March 31, 2020.

• Our RMBS portfolio had a fair market value of approximately $3.3 billion as of June 30, 2020, compared to $3.6 billion as of December 31, 2019. The June 30, 2020 balance represents an increase from the $2.9 billion balance as of March 31, 2020.

• Our outstanding balances under our repurchase agreement borrowings as of June 30, 2020 were approximately $3.2 billion, compared to $3.4 billion as of December 31, 2019 and $2.8 billion as of March 31, 2020.

• Our stockholders’ equity was $346.0 million as of June 30, 2020, compared to $395.5 million as of December 31, 2019 and $308.1 million as of March 31, 2020.

In response to the Shelter in Place order issued in Florida, our Manager (as defined below) has invoked its Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may continue to have adverse effects on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which has provided billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments. The Company has evaluated the provisions of the CARES Act and has determined that it will not have a material effect on the Company’s business, results of operations and financial condition. The Federal Housing Financing Agency (the “FHFA”) has instructed the GSEs on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of June 30, 2020; however, uncertainty over the ultimate impact that COVID-19 will have on the global economy generally, and on Orchid’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

(in thousands)
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$175,269	$193,770
Restricted cash	60,761	84,885
Total cash, cash equivalents and restricted cash	$236,030	$278,655

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

Derivative and Other Hedging Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), Fed Funds and Eurodollar futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivative instruments in the future.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as of June 30, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

Repurchase Agreements

The Company finances the acquisition of the majority of its RMBS through the use of repurchase agreements under master repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

Reverse Repurchase Agreements and Obligations to Return Securities Borrowed under Reverse Repurchase Agreements

The Company borrows securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. The securities received as collateral in connection with our reverse repurchase agreements mitigate our credit risk exposure to counterparties. Our reverse repurchase agreements typically have maturities of 30 days or less.

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

Recent Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). The Company’s adoption of this ASU did not have a material effect on its financial statements as its financial assets were already measured at fair value through earnings.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s RMBS portfolio as of June 30, 2020 and December 31, 2019:

(in thousands)
	June 30, 2020	December 31, 2019
Pass-Through RMBS Certificates:
Adjustable-rate Mortgages	$957	$1,014
Fixed-rate Mortgages	3,105,028	3,206,013
Fixed-rate CMOs	162,517	299,205
Total Pass-Through Certificates	3,268,502	3,506,232
Structured RMBS Certificates:
Interest-Only Securities	36,259	60,986
Inverse Interest-Only Securities	-	23,703
Total Structured RMBS Certificates	36,259	84,689
Total	$3,304,761	$3,590,921

NOTE 3. REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS

Repurchase Agreements

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2020, the Company had met all margin call requirements.

As of June 30, 2020 and December 31, 2019, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2020
Fair market value of securities pledged, including
accrued interest receivable	$24,222	$2,449,070	$748,704	$82,469	$3,304,465
Repurchase agreement liabilities associated with
these securities	$20,666	$2,358,722	$716,434	$78,917	$3,174,739
Net weighted average borrowing rate	0.74%	0.26%	0.27%	0.30%	0.27%
December 31, 2019
Fair market value of securities pledged, including
accrued interest receivable	$-	$2,470,263	$1,005,517	$120,941	$3,596,721
Repurchase agreement liabilities associated with
these securities	$-	$2,361,378	$964,368	$122,360	$3,448,106
Net weighted average borrowing rate	-	2.04%	1.94%	2.60%	2.03%

In addition, cash pledged to counterparties for repurchase agreements was approximately $35.6 million and $65.9 million as of June 30, 2020 and December 31, 2019, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2020, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $164.2million. The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at June 30, 2020 and December 31, 2019.

Reverse Repurchase Agreements

As of June 30, 2020, the Company had $139.7 million of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $139.8 million. The Company had no reverse repurchase agreements outstanding as of December 31, 2019.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

Derivative and Other Hedging Instruments Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instruments assets and liabilities as of June 30, 2020 and December 31, 2019.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets
Payer swaptions - long	Derivative assets, at fair value	$7,825	$-
TBA securities	Derivative assets, at fair value	406	-
Total derivative assets, at fair value		$8,231	$-

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$29,940	$20,146
Payer swaptions - short	Derivative liabilities, at fair value	3,289	-
TBA securities	Derivative liabilities, at fair value	-	512
U.S. Treasury securities - short	Obligation to return securities borrowed	139,843	-
Total derivative liabilities, at fair value		$173,072	$20,658

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$655	$1,338
TBA securities	Restricted cash	-	246
TBA securities	Other liabilities	(730)	-
Interest rate swaption contracts	Restricted cash	1,348	-
Interest rate swap contracts	Restricted cash	23,149	17,450
Total margin balances on derivative contracts		$24,422	$19,034

Eurodollar, Fed Funds and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-Note futures positions at June 30, 2020 and December 31, 2019.

($ in thousands)
	June 30, 2020
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2020	$50,000	3.25%	0.28%	$(742)
2021	50,000	1.03%	0.19%	(419)
Total / Weighted Average	$50,000	1.77%	0.22%	$(1,161)
Treasury Note Futures Contracts (Short Position)(2)
September 2020 5-year T-Note futures
(Sep 2020 - Sep 2025 Hedge Period)	$69,000	0.81%	0.75%	$(190)

($ in thousands)
	December 31, 2019
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2020	$500,000	2.97%	1.67%	$(6,505)
Total / Weighted Average	$500,000	2.97%	1.67%	$(6,505)
Treasury Note Futures Contracts (Short Position)(2)
March 2020 5 year T-Note futures
(Mar 2020 - Mar 2025 Hedge Period)	$69,000	1.96%	2.06%	$302

(1) Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

(2) T-Note futures contracts were valued at a price of $ 125.74at June 30, 2020 and $ 118.61at December 31, 2019. The notional contract values of the short positions were $ 86.8million and $81.8 million at June 30, 2020 and December 31, 2019, respectively.

Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on the LIBOR ("payer swaps"). The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. We are typically required to post collateral on our interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at June 30, 2020 and December 31, 2019.

($ in thousands)
		Average		Net
		Fixed	Average	Estimated	Average
	Notional	Pay	Receive	Fair	Maturity
	Amount	Rate	Rate	Value	(Years)
June 30, 2020
Expiration > 3 to ≤ 5 years	$620,000	1.29%	0.46%	$(27,018)	4.1
Expiration > 5 years	200,000	0.67%	0.31%	(2,922)	7.0
	$820,000	1.14%	0.42%	$(29,940)	4.8
December 31, 2019
Expiration > 1 to ≤ 3 years	$360,000	2.05%	1.90%	$(3,680)	2.3
Expiration > 3 to ≤ 5 years	910,000	2.03%	1.93%	(16,466)	4.4
	$1,270,000	2.03%	1.92%	$(20,146)	3.8

The table below presents information related to the Company’s interest rate swaption positions at June 30,2020. There were no open swaption positions at December 31, 2019.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
June 30, 2020
Payer Swaptions - long
≤ 1 year	$3,450	$231	8.5	$500,000	0.95%	3 Month	4.0
>1 year ≤ 2 years	8,100	7,594	23.2	582,000	1.50%	3 Month	10.0
	$11,550	$7,825	16.4	$1,082,000	1.25%	3 Month	7.2
Payer Swaptions - short
≤ 1 year	$(2,400)	$(3,289)	11.2	$436,200	1.50%	3 Month	10.0

The following table summarizes our contracts to purchase and sell TBA securities as of June 30, 2020 and December 31, 2019.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2020
15-Year TBA securities:
2.0%	$200,000	$206,094	$206,500	$406
Total	$200,000	$206,094	$206,500	$406
December 31, 2019
30-Year TBA securities:
4.5%	$(300,000)	$(315,426)	$(315,938)	$(512)
Total	$(300,000)	$(315,426)	$(315,938)	$(512)

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

The following table summarizes our U.S. Treasury short positions as of June 30, 2020. There were no U.S. Treasury short positions as of December 31, 2019.

($ in thousands)
	Face	Cost	Fair
	Amount	Basis	Value
Maturity
5 Years	$(140,000)	$(139,712)	$(139,843)
Total	$(140,000)	$(139,712)	$(139,843)

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the six and three months ended June 30, 2020 and 2019.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Eurodollar futures contracts (short positions)	$(8,318)	$(14,329)	$(101)	$(4,287)
T-Note futures contracts (short position)	(4,724)	(5,199)	(385)	(3,523)
Interest rate swaps	(68,202)	(26,404)	(7,579)	(24,109)
Payer swaptions - short	(889)	-	(889)	-
Payer swaptions - long	(4,201)	(1,063)	(1,612)	(685)
Net TBA securities	(5,244)	(6,325)	1,846	(1,684)
U.S. Treasury securities - short position	(131)	-	(131)	-
Total	$(91,709)	$(53,320)	$(8,851)	$(34,288)

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2020 and December 31, 2019.

(in thousands)
	June 30, 2020			December 31, 2019
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,260,143	$-	$3,260,143	$3,500,394	$-	$3,500,394
Structured RMBS - fair value	33,899	-	33,899	83,960	-	83,960
Accrued interest on pledged securities	10,127	-	10,127	12,367	-	12,367
Restricted cash	35,609	25,152	60,761	65,851	19,034	84,885
Total	$3,339,778	$25,152	$3,364,930	$3,662,572	$19,034	$3,681,606

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements, reverse repurchase agreements and derivative agreements as of June 30, 2020 and December 31, 2019.

(in thousands)
		Reverse
	Repurchase	Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Agreements	Total
June 30, 2020
Cash	$10,920	$-	$730	$11,650
U.S. Treasury securities - fair value	-	139,843	522	140,365
Total	$10,920	$139,843	$1,252	$152,015
December 31, 2019
Cash	$1,418	$-	$-	$1,418
Total	$1,418	$-	$-	$1,418

RMBS and U.S. Treasury securities received as margin under our repurchase agreements are not recorded in the balance sheets because the counterparty retains ownership of the security. U.S. Treasury securities received from counterparties as collateral under our reverse repurchase agreements are recognized as obligations to return securities borrowed under reverse repurchase agreements in the balance sheet. Cash received as margin is recognized as cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the balance sheets.

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivative agreements and repurchase agreements and reverse repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis.

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2020 and December 31, 2019.

(in thousands)
Offsetting of Assets
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2020
Interest rate swaptions	$7,825	$-	$7,825	$(522)	$-	$7,303
TBA securities	406	-	406	-	(406)	-
Reverse repurchase agreements	139,738	-	139,738	(139,738)	-	-
	$147,969	$-	$147,969	$(140,260)	$(406)	$7,303

(in thousands)
Offsetting of Liabilities
Gross Amount Not
	Net Amount	Offset in the Balance Sheet

			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	as Collateral	Amount
June 30, 2020
Repurchase Agreements	$3,174,739	$-	$3,174,739	$(3,139,130)	$(35,609)	$-
Interest rate swaps	29,940	-	29,940	-	(23,149)	6,791
Interest rate swaptions	3,289	-	3,289	-	(1,348)	1,941
	$3,207,968	$-	$3,207,968	$(3,139,130)	$(60,106)	$8,732
December 31, 2019
Repurchase Agreements	$3,448,106	$-	$3,448,106	$(3,382,255)	$(65,851)	$-
Interest rate swaps	20,146	-	20,146	-	(17,450)	2,696
TBA securities	512	-	512	-	(246)	266
	$3,468,764	$-	$3,468,764	$(3,382,255)	$(83,547)	$2,962

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

NOTE 7. CAPITAL STOCK

Common Stock Issuances

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company completed the following public offerings of shares of its common stock.

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

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company's common stock. Coupled with the 783,757 shares remaining from the original 2,0000,000 share authorization, the increased authorization brought the total authorization to 5,306,579 shares, representing 10% of the Company’s then outstanding share count. As part of the stock repurchase program, shares may be purchased in open market transactions, block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice.

From the inception of the stock repurchase program through June 30, 2020, the Company repurchased a total of 5,685,511 shares at an aggregate cost of approximately $40.4 million, including commissions and fees, for a weighted average price of $7.10 per share. During the six months ended June 30, 2020, the Company repurchased a total of 19,891 shares at an aggregate cost of approximately $0.1 million, including commissions and fees, for a weighted average price of $3.42 per share. During the six months ended June 30, 2019, the Company repurchased a total of 469,975 shares at an aggregate cost of approximately $3.0 million, including commissions and fees, for a weighted average price of $6.43 per share. The remaining authorization under the repurchase program as of June 30, 2020 was 837,311 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019	0.960	54,421
2020 - YTD(1)	0.465	30,595
Totals	$11.330	$318,988

(1) On July 15, 2020, the Company declared a dividend of $0.06 per share to be paid on August 27, 2020. The effect of this dividend is included in the table above, but is not reflected in the Company’s financial statements as of June 30, 2020.

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

Performance Units

The Company has issued, and may in the future issue additional, performance units under the Incentive Plan to certain executive officers and employees of its Manager. “Performance Units” vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the performance unit agreement. When earned, each Performance Unit will be settled by the issuance of one share of the Company’s common stock, at which time the Performance Unit will be cancelled. The Performance Units contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the underlying shares of common stock. Performance Units are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company. Compensation expense for the Performance Units is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the six months ended June 30, 2020 and 2019.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	19,021	$7.78	43,672	$8.34
Vested and issued	(8,305)	8.20	(16,345)	9.08
Unvested, end of period	10,716	$7.45	27,327	$7.90

Compensation expense during period		$25		$74
Unrecognized compensation expense, end of period		$17		$83
Intrinsic value, end of period		$50		$174
Weighted-average remaining vesting term (in years)		0.6		1.0

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

The following table presents information related to the DSUs outstanding during the six months ended June 30, 2020 and 2019.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	43,570	$6.56	12,434	$7.37
Granted and vested	25,518	3.99	14,662	6.48
Issued	-	-	-	-
Outstanding, end of period	69,088	$5.61	27,096	$6.89

Compensation expense during period		$90		$90
Intrinsic value, end of period		$325		$172

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2020.

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

NOTE 11. EARNINGS PER SHARE (EPS)

The Company had dividend eligible Performance Units and Deferred Stock Units that were outstanding during the six and three months ended June 30, 2020 and 2019. The basic and diluted per share computations include these unvested Performance Units and Deferred Stock Units if there is income available to common stock, as they have dividend participation rights. The unvested Performance Units and Deferred Stock Units have no contractual obligation to share in losses. Because there is no such obligation, the unvested Performance Units and Deferred Stock Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2020 and 2019.

(in thousands, except per share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(42,426)	$14,130	$48,773	$3,533
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	66,221	54,283	66,221	54,283
Unvested dividend eligible share based compensation
outstanding at the balance sheet date	-	54	80	54
Effect of weighting	(812)	(3,574)	9	(1,736)
Weighted average shares-basic and diluted	65,409	50,763	66,310	52,601
Net (loss) income per common share:
Basic	$(0.65)	$0.28	$0.74	$0.07
Diluted	$(0.65)	$0.28	$0.73	$0.07
Anti-dilutive incentive shares not included in calculation.	80	-	-	-

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

The Company's RMBS, interest rate swaps, interest rate swaptions, U.S. Treasury securities and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company’s securities. These techniques include observing the most recent market for like or identical assets, spread pricing techniques (option adjusted spread, zero volatility spread, spread to the U.S. Treasury curve or spread to a benchmark such as a TBA), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

RMBS (based on the fair value option), interest rate swaps, interest rate swaptions, U.S. Treasury securities and TBA securities were recorded at fair value on a recurring basis during the six and three months ended June 30, 2020 and 2019. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Mortgage-backed securities	$-	$3,304,761	$-
Interest rate swaps	-	(29,940)	-
Interest rate swaptions	-	4,535	-
TBA securities	-	406	-
Obligation to return securities borrowed under reverse repurchase agreements	-	139,843	-
December 31, 2019
Mortgage-backed securities	$-	$3,590,921	$-
Interest rate swaps	-	(20,146)	-
TBA securities	-	(512)	-

During the six and three months ended June 30, 2020 and 2019, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee and costs incurred were approximately $3.3 million and $1.6 million for the six and three months ended June 30, 2020, respectively, and $3.3 million and $1.7 million for the six and three months ended June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, the net amount due to affiliates was approximately $0.6 million and $0.6 million, respectively.

Other Relationships with Bimini

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, our Chief Financial Officer, Chief Investment Officer, Secretary and a member of our Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2020, Bimini owned 2,495,357 shares, or 3.8%, of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K and our quarterly reports on Form 10-Q, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Impact of the COVID-19 Pandemic

Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency RMBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. Further, as interest rates declined, we faced additional margin calls related to our various hedge positions. In order to maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we were forced to sell assets at levels significantly below their carrying values and closed several of our hedge positions. The Agency RMBS market largely stabilized after the Federal Reserve (the “Fed”) announced on March 23, 2020 that it would purchase Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning. As of June 30, 2020, we had timely satisfied all margin calls. The following summarizes the impact COVID-19 has had on our financial position and results of operations through June 30, 2020.

• We sold approximately $2.0 billion of RMBS during the six months ended June 30, 2020, realizing losses of approximately $25.0 million. Approximately $1.1 billion of these sales were executed on March 19th and March 20th and resulted in losses of approximately $31.4 million. The losses sustained on these two days were a direct result of the adverse RMBS market conditions associated with COVID-19.

• We terminated interest rate swap positions with an aggregate notional value of $1.2 billion and incurred approximately $54.5 million in mark to market losses on the positions through the date of the respective terminations. Approximately $45.0 million of these losses occurred during the three months ended March 31, 2020.

• Our RMBS portfolio had a fair market value of approximately $3.3 billion as of June 30, 2020, compared to $3.6 billion as of December 31, 2019. The June 30, 2020 balance represents an increase from the $2.9 billion balance as of March 31, 2020.

• Our outstanding balances under our repurchase agreement borrowings as of June 30, 2020 were approximately $3.2 billion, compared to $3.4 billion as of December 31, 2019 and $2.8 billion as of March 31, 2020.

• Our stockholders’ equity was $346.0 million as of June 30, 2020, compared to $395.5 million as of December 31, 2019 and $308.1 million as of March 31, 2020.

Largely as a result of actions taken by the Fed in late March, Agency RMBS valuations have increased and the market for these assets has stabilized.

Bimini Advisors, LLC (our “Manager”) has invoked its Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication. We do not anticipate incurring additional material costs, nor have we identified any operational or internal control issues related to this remote working plan.

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

On January 23, 2020, we entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2020, we issued a total of 3,170,727 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately $19.4 million, net of commissions and fees.

Stock Repurchase Agreement

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,522,822 shares of the Company’s common stock. Coupled with the 783,757 shares remaining from the original 2,0000,000 share authorization, the increased authorization brought the total authorization to 5,306,579 shares, representing 10% of the Company’s then outstanding share count. This stock repurchase program has no termination date.

From the inception of the stock repurchase program through June 30, 2020, the Company repurchased a total of 5,665,620 shares at an aggregate cost of approximately $40.4 million, including commissions and fees, for a weighted average price of $7.10 per share. During the six months ended June 30, 2020, the Company repurchased 19,891 shares of its common at an aggregate cost of approximately $0.1 million, including commissions and fees, for a weighted average price of $3.42 per share. The remaining authorization under the repurchase program as of June 30, 2020 was 837,311 shares.

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2020, as compared to the Company’s results of operations for the six and three months ended June 30, 2019.

Net (Loss) Income Summary

Net loss for the six months ended June 30, 2020 was $42.4 million, or $0.65 per share. Net income for the six months ended June 30, 2019 was $14.1 million, or $0.28 per share. Net income for the three months ended June 30, 2020 was $48.8 million, or $0.74 per share. Net income for the three months ended June 30, 2019 was $3.5 million, or $0.07 per share. The components of net (loss) income for the six and three months ended June 30, 2020 and 2019, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended, June 30,
	2020	2019	Change	2020	2019	Change
Interest income	$62,929	$68,888	$(5,959)	$27,258	$36,455	$(9,197)
Interest expense	(21,002)	(41,323)	20,321	(4,479)	(22,431)	17,952
Net interest income	41,927	27,565	14,362	22,779	14,024	8,755
(Losses) gains on RMBS and derivative contracts	(79,457)	(8,418)	(71,039)	28,749	(7,670)	36,419
Net portfolio (loss) income	(37,530)	19,147	(56,677)	51,528	6,354	45,174
Expenses	(4,897)	(5,017)	120	(2,756)	(2,821)	65
Net (loss) income	$(42,427)	$14,130	$(56,557)	$48,772	$3,533	$45,239

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

In addition, we have not designated our derivative financial instruments in hedge accounting relationships, but rather hold them for economic hedging purposes. Changes in fair value of these instruments are presented in a separate line item in the Company’s statements of operations and are not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

Presenting net earnings excluding realized and unrealized gains and losses allows management to: (i) isolate the net interest income and other expenses of the Company over time, free of all fair value adjustments and (ii) assess the effectiveness of our funding and hedging strategies on our capital allocation decisions and our asset allocation performance. Our funding and hedging strategies, capital allocation and asset selection are integral to our risk management strategy, and therefore critical to the management of our portfolio. We believe that the presentation of our net earnings excluding realized and unrealized gains is useful to investors because it provides a means of comparing our results of operations to those of our peers who have not elected the same accounting treatment. Our presentation of net earnings excluding realized and unrealized gains and losses may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, net earnings excluding realized and unrealized gains and losses should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP. The table below presents a reconciliation of our net income (loss) determined in accordance with GAAP and net earnings excluding realized and unrealized gains and losses.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
June 30, 2020	$48,772	$28,749	$20,023	$0.74	$0.43	0.31
March 31, 2020	(91,199)	(108,206)	17,007	(1.41)	(1.68)	0.27
December 31, 2019	18,612	3,840	14,772	0.29	0.06	0.23
September 30, 2019	(8,477)	(19,428)	10,951	(0.14)	(0.32)	0.18
June 30, 2019	3,533	(7,670)	11,203	0.07	(0.15)	0.22
March 31, 2019	10,597	(748)	11,345	0.22	(0.02)	0.24
Six Months Ended
June 30, 2020	$(42,427)	$(79,457)	$37,030	$(0.65)	$(1.21)	$0.56
June 30, 2019	14,130	(8,418)	22,548	0.28	(0.17)	0.45

(1) Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Economic Interest Expense and Economic Net Interest Income

We use derivative and other hedging instruments, specifically Eurodollar, Fed Funds and Treasury Note (“T-Note”) futures contracts, short positions in U.S. Treasury securities, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

Gains (Losses) on Derivative Instruments
(in thousands)
		U.S. Treasury	Funding Hedges
	Recognized in	and	Attributed to	Attributed to

	Income	TBA	Current	Future
	Statement	Securities	Period	Periods
	(GAAP)	Income (Loss)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2020	$(8,851)	$1,715	$(5,751)	$(4,815)
March 31, 2020	(82,858)	(7,090)	(4,900)	(70,868)
December 31, 2019	10,792	(512)	3,823	7,481
September 30, 2019	(8,648)	2,479	1,244	(12,371)
June 30, 2019	(34,288)	(1,684)	1,464	(34,068)
March 31, 2019	(19,032)	(4,641)	2,427	(16,818)
Six Months Ended
June 30, 2020	$(91,709)	$(5,375)	$(10,651)	$(75,683)
June 30, 2019	(53,320)	(6,325)	3,891	(50,886)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2020	$27,258	$4,479	$(5,751)	$10,230	$22,779	17,028
March 31, 2020	35,671	16,523	(4,900)	21,423	19,148	14,248
December 31, 2019	37,529	20,022	3,823	16,199	17,507	21,330
September 30, 2019	35,907	22,321	1,244	21,077	13,586	14,830
June 30, 2019	36,455	22,431	1,464	20,967	14,024	15,488
March 31, 2019	32,433	18,892	2,427	16,465	13,541	15,968
Six Months Ended
June 30, 2020	$62,929	$21,002	$(10,651)	$31,653	$41,927	$31,276
June 30, 2019	68,888	41,323	3,891	37,432	27,565	31,456

(1) Reflects the effect of derivative instrument hedges for only the period presented.

(2) Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.

(3) Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the six months ended June 30, 2020, we generated $41.9 million of net interest income, consisting of $62.9 million of interest income from RMBS assets offset by $21.0 million of interest expense on borrowings. For the comparable period ended June 30, 2019, we generated $27.6 million of net interest income, consisting of $68.9 million of interest income from RMBS assets offset by $41.3 million of interest expense on borrowings. The $6.0 million decrease in interest income was due to a 39 basis point ("bps") decrease in the yield on average RMBS, which was partially offset by a $18.6 million increase in average RMBS. The $20.3 million decrease in interest expense was due to a 136 bps decrease in the average cost of funds, partially offset by a $38.8 million increase in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2020 and 2019 was $31.7 million and $37.4 million, respectively, resulting in $31.3 million and $31.5 million of economic net interest income, respectively.

During the three months ended June 30, 2020, we generated $22.8 million of net interest income, consisting of $27.3 million of interest income from RMBS assets offset by $4.5 million of interest expense on borrowings. For the three months ended June 30, 2019, we generated $14.0 million of net interest income, consisting of $36.5 million of interest income from RMBS assets offset by $22.4 million of interest expense on borrowings. The $9.2 million decrease in interest income was due to a 92 bps decrease in the yield on average RMBS, combined with a $181.1 million decrease in average RMBS. The $18.0 million decrease in interest expense was due to a 230 bps decrease in the average cost of funds, combined with a $105.6 million decrease in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the three months ended June 30, 2020 and 2019 was $10.2 million and $21.0 million, respectively, resulting in $17.0 million and $15.5 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2020 and 2019 and each quarter of 2020 to date and 2019 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2020	$3,126,779	$27,258	3.49%	$2,992,494	$4,479	$10,230	0.60%	1.37%
March 31, 2020	3,269,859	35,671	4.36%	3,129,178	16,523	21,423	2.11%	2.74%
December 31, 2019	3,705,920	37,529	4.05%	3,631,042	20,022	16,199	2.21%	1.78%
September 30, 2019	3,674,087	35,907	3.91%	3,571,752	22,321	21,077	2.50%	2.36%
June 30, 2019	3,307,885	36,455	4.41%	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	3,051,509	32,433	4.25%	2,945,895	18,892	16,465	2.57%	2.24%
Six Months Ended
June 30, 2020	$3,198,319	$62,929	3.94%	$3,060,836	$21,002	$31,653	1.37%	2.07%
June 30, 2019	3,179,697	68,888	4.33%	3,022,014	41,323	37,432	2.73%	2.48%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2020	$22,779	$17,028	2.89%	2.12%
March 31, 2020	19,148	14,248	2.25%	1.62%
December 31, 2019	17,507	21,330	1.84%	2.27%
September 30, 2019	13,586	14,830	1.41%	1.55%
June 30, 2019	14,024	15,488	1.51%	1.70%
March 31, 2019	13,541	15,968	1.68%	2.01%
Six Months Ended
June 30, 2020	$41,927	$31,276	2.57%	1.87%
June 30, 2019	27,565	31,456	1.60%	1.85%

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

(3)Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.

(4)Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Income and Average Asset Yield

Our interest income for the six months ended June 30, 2020 and 2019 was $62.9 million and $68.9 million, respectively. We had average RMBS holdings of $3,198.3 million and $3,179.7 million for the six months ended June 30, 2020 and 2019, respectively. The yield on our portfolio was 3.94% and 4.33% for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, there was a $6.0 million decrease in interest income due to the 39 bps decrease in the yield on average RMBS, partially offset by the $18.6 million increase in average RMBS.

Our interest income for the three months ended June 30, 2020 and 2019 was $27.3 million and $36.5 million, respectively. We had average RMBS holdings of $3,126.8 million and $3,307.9 million for the three months ended June 30, 2020 and 2019, respectively. The yield on our portfolio was 3.49% and 4.41% for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, there was a $9.2 million decrease in interest income due to the 92 bps decrease in the yield on average RMBS, combined with the $181.1 million decrease in average RMBS.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the six months ended June 30, 2020 and 2019, and for each quarter of 2020 to date and 2019.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2020	$3,088,603	$38,176	$3,126,779	$27,004	$254	$27,258	3.50%	2.67%	3.49%
March 31, 2020	3,207,467	62,392	3,269,859	35,286	385	35,671	4.40%	2.47%	4.36%
December 31, 2019	3,611,461	94,459	3,705,920	36,600	929	37,529	4.05%	3.93%	4.05%
September 30, 2019	3,558,075	116,012	3,674,087	36,332	(425)	35,907	4.08%	(1.47)%	3.91%
June 30, 2019	3,181,976	125,909	3,307,885	34,992	1,463	36,455	4.40%	4.65%	4.41%
March 31, 2019	2,919,415	132,094	3,051,509	30,328	2,105	32,433	4.16%	6.37%	4.25%
Six Months Ended
June 30, 2020	$3,148,035	$50,284	$3,198,319	$62,290	$639	$62,929	3.96%	2.54%	3.94%
June 30, 2019	3,050,695	129,002	3,179,697	65,320	3,568	68,888	4.28%	5.53%	4.33%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,060.8 million and $3,022.0 million and total interest expense of $21.0 million and $41.3 million for the six months ended June 30, 2020 and 2019, respectively. Our average cost of funds was 1.37% for the six months ended June 30, 2020, compared to 2.73% for the comparable period in 2019. The $20.3 million decrease in interest expense was due to the 136 bps decrease in the average cost of funds, partially offset by a $38.8 million increase in average outstanding borrowings during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Our economic interest expense was $31.7 million and $37.4 million for the six months ended June 30, 2020 and 2019, respectively. There was a 41 bps decrease in the average economic cost of funds to 2.07% for the six months ended June 30, 2020 from 2.48% for the six months ended June 30, 2019.

We had average outstanding borrowings of $2,992.5 million and $3,098.1 million and total interest expense of $4.5 million and $22.4 million for the three months ended June 30, 2020 and 2019, respectively. Our average cost of funds was 0.60% and 2.90% for three months ended June 30, 2020 and 2019, respectively. There was a 230 bps decrease in the average cost of funds and a $105.6 million decrease in average outstanding borrowings during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Our economic interest expense was $10.2 million and $21.0 million for the three months ended June 30, 2020 and 2019, respectively. There was a 134 bps decrease in the average economic cost of funds to 1.37% for the three months ended June 30, 2020 from 2.71% for the three months ended June 30, 2019.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 5 bps above the average one-month LIBOR and 10 bps below the average six-month LIBOR for the quarter ended June 30, 2020. Our average economic cost of funds was 82 bps above the average one-month LIBOR and 67 bps above the average six-month LIBOR for the quarter ended June 30, 2020. The average term to maturity of the outstanding repurchase agreements increased to 30 days at June 30, 2020 from 25 days at December 31, 2019.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2020 and 2019, and for each quarter in 2020 to date and 2019 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2020	$2,992,494	$4,479	$10,230	0.60%	1.37%
March 31, 2020	3,129,178	16,523	21,423	2.11%	2.74%
December 31, 2019	3,631,042	20,022	16,199	2.21%	1.78%
September 30, 2019	3,571,752	22,321	21,077	2.50%	2.36%
June 30, 2019	3,098,133	22,431	20,967	2.90%	2.71%
March 31, 2019	2,945,895	18,892	16,465	2.57%	2.24%
Six Months Ended
June 30, 2020	$3,060,836	$21,002	$31,653	1.37%	2.07%
June 30, 2019	3,022,014	41,323	37,432	2.73%	2.48%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
June 30, 2020	0.55%	0.70%	0.05%	(0.10)%	0.82%	0.67%
March 31, 2020	1.34%	1.43%	0.77%	0.68%	1.40%	1.31%
December 31, 2019	1.90%	1.98%	0.31%	0.23%	(0.12)%	(0.20)%

September 30, 2019	2.22%	2.18%	0.28%	0.32%	0.14%	0.18%
June 30, 2019	2.45%	2.49%	0.45%	0.41%	0.26%	0.22%
March 31, 2019	2.51%	2.77%	0.06%	(0.20)%	(0.27)%	(0.53)%
Six Months Ended
June 30, 2020	0.94%	1.06%	0.43%	0.31%	1.13%	1.01%
June 30, 2019	2.48%	2.63%	0.25%	0.10%	0.00%	(0.15)%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2020 and 2019.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Realized (losses) gains on sales of RMBS	$(25,020)	$355	$(25,375)	$3,360	$112	$3,248
Unrealized gains on RMBS	37,272	44,547	(7,275)	34,240	26,506	7,734
Total gains on RMBS	12,252	44,902	(32,650)	37,600	26,618	10,982
Losses on interest rate futures	(13,042)	(19,528)	6,486	(486)	(7,810)	7,324
Losses on interest rate swaps	(68,202)	(26,404)	(41,798)	(7,579)	(24,109)	16,530
Losses on payer swaptions	(5,090)	(1,063)	(4,027)	(2,501)	(685)	(1,816)
Losses on TBA securities	(5,244)	(6,325)	1,081	1,846	(1,684)	3,530
Losses on U.S. Treasury securities - short	(131)	-	(131)	(131)	-	(131)
Total (losses) gains from derivative instruments	(91,709)	(53,320)	(38,258)	(8,851)	(34,288)	25,568

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2020 and 2019, we received proceeds of $2,023.3 million and $1,689.7 million, respectively, from the sales of RMBS. Most of these sales during the six months ended June 30, 2020 occurred during the second half of March 2020 as we sold assets in order to maintain sufficient cash and liquidity and reduce risk associated with the market turmoil brought about by COVID-19. During the three months ended June 30, 2020 and 2019, we received proceeds of $214.5 million and $1,034.4 million, respectively, from the sales of RMBS.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	LIBOR(3)
June 30, 2020	0.29%	0.65%	2.60%	3.16%	0.31%
March 31, 2020	0.38%	0.70%	2.89%	3.45%	1.10%
December 31, 2019	1.69%	1.92%	3.18%	3.72%	1.91%
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%

(1) Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board

Options Exchange.

(2) Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3) Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Expenses

For the six and three months ended June 30, 2020, the Company’s total operating expenses were approximately $4.9 million and $2.8 million, respectively, compared to approximately $5.0 million and $2.8 million, respectively, for the six and three months ended June 30, 2019. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2020 and 2019.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Management fees	$2,645	$2,611	$34	$1,268	$1,326	$(58)
Overhead allocation	695	650	45	348	327	21
Accrued incentive compensation	(275)	(226)	(49)	161	182	(21)
Directors fees and liability insurance	508	490	18	248	237	11
Audit, legal and other professional fees	601	665	(64)	346	364	(18)
Direct REIT operating expenses	446	660	(214)	240	285	(45)
Other administrative	277	167	110	145	100	45
Total expenses	$4,897	$5,017	$(120)	$2,756	$2,821	$(65)

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2020 to date and 2019.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2020	$3,126,779	$361,093	$1,268	$348	$1,616

March 31, 2020	3,269,859	376,673	1,377	347	1,724
December 31, 2019	3,705,920	414,018	1,477	379	1,856
September 30, 2019	3,674,087	394,788	1,440	351	1,791
June 30, 2019	3,307,885	363,961	1,326	327	1,653
March 31, 2019	3,051,509	363,204	1,285	323	1,608
Six Months Ended
June 30, 2020	$3,198,319	$368,883	$2,645	$695	$3,340
June 30, 2019	3,179,697	363,582	2,611	650	3,261

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2020, our RMBS portfolio consisted of $3,304.8 million of Agency RMBS at fair value and had a weighted average coupon on assets of 3.68%. During the six months ended June 30, 2020, we received principal repayments of $260.8 million compared to $229.6 million for the six months ended June 30, 2019. The average prepayment speeds for the quarters ended June 30, 2020 and 2019 were 16.3% and 11.4%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2020	13.9	35.3	16.3
March 31, 2020	9.8	22.9	11.9
December 31, 2019	14.3	23.4	16.0
September 30, 2019	15.5	19.3	16.4
June 30, 2019	10.9	12.7	11.4
March 31, 2019	9.5	8.4	9.2

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of June 30, 2020 and December 31, 2019:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2020
Adjustable Rate RMBS	$957	0.0%	4.51%	170	1-Sep-35
Fixed Rate RMBS	3,105,028	94.0%	3.62%	346	1-Jun-50
Fixed Rate CMOs	162,517	4.9%	4.00%	320	15-Dec-42
Total Mortgage-backed Pass-through	3,268,502	98.9%	3.64%	344	1-Jun-50

Interest-Only Securities	36,259	1.1%	4.00%	274	25-Jul-48
Total Structured RMBS	36,259	1.1%	4.00%	274	25-Jul-48
Total Mortgage Assets	$3,304,761	100.0%	3.68%	337	1-Jun-50
December 31, 2019
Adjustable Rate RMBS	$1,014	0.0%	4.51%	176	1-Sep-35
Fixed Rate RMBS	3,206,013	89.3%	3.90%	342	1-Dec-49
Fixed Rate CMOs	299,205	8.3%	4.20%	331	15-Oct-44
Total Mortgage-backed Pass-through	3,506,232	97.6%	3.92%	341	1-Dec-49
Interest-Only Securities	60,986	1.7%	3.99%	280	25-Jul-48
Inverse Interest-Only Securities	23,703	0.7%	3.34%	285	15-Jul-47
Total Structured RMBS	84,689	2.4%	3.79%	281	25-Jul-48
Total Mortgage Assets	$3,590,921	100.0%	3.90%	331	1-Dec-49

($ in thousands)
	June 30, 2020		December 31, 2019
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,129,745	64.4%	$2,170,668	60.4%
Freddie Mac	1,175,016	35.6%	1,420,253	39.6%
Total Portfolio	$3,304,761	100.0%	$3,590,921	100.0%

	June 30, 2020	December 31, 2019
Weighted Average Pass-through Purchase Price	$106.37	$105.16
Weighted Average Structured Purchase Price	$20.14	$18.15
Weighted Average Pass-through Current Price	$109.20	$106.26
Weighted Average Structured Current Price	$10.51	$13.85
Effective Duration (1)	2.010	2.780

(1) Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 2.010 indicates that an interest rate increase of 1.0% would be expected to cause a 2.010% decrease in the value of the RMBS in the Company’s investment portfolio at June 30, 2020. An effective duration of 2.780 indicates that an interest rate increase of 1.0% would be expected to cause a 2.780% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2019. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2020 and 2019, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2020			2019
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,985,756	$106.59	1.99%	$2,151,829	$104.63	3.25%
Structured RMBS	-	-	-	12,265	18.06	7.82%

Borrowings

As of June 30, 2020, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 20 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the

Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2020, we had obligations outstanding under the repurchase agreements of approximately $3,174.7 million with a net weighted average borrowing cost of 0.27%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 317 days, with a weighted average remaining maturity of 30 days. Securing the repurchase agreement obligations as of June 30, 2020 are RMBS with an estimated fair value, including accrued interest, of approximately $3,304.5 million and a weighted average maturity of 346 months, and cash pledged to counterparties of approximately $35.6 million. Through July 31, 2020, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2020 with maturities through May 13, 2021.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2020 to date and 2019.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
June 30, 2020	$3,174,739	$3,235,370	$2,992,494	$182,245	6.09%
March 31, 2020	2,810,250	4,297,621	3,129,178	(318,928)	(10.19)%(1)
December 31, 2019	3,448,106	3,986,919	3,631,042	(182,936)	(5.04)%
September 30, 2019	3,813,977	3,847,417	3,571,752	242,225	6.78%
June 30, 2019	3,329,527	3,730,460	3,098,133	231,394	7.47%
March 31, 2019	2,866,738	3,022,771	2,945,895	(79,157)	(2.69)%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2020, haircuts on our pledged collateral remained stable and as of June 30, 2020, our weighted average haircut was approximately 4.9% of the value of our collateral.

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

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$3,174,739	$-	$-	$-	$3,174,739
Interest expense on repurchase agreements(1)	1,408	-	-	-	1,408

Totals	$3,176,147	$-	$-	$-	$3,176,147

(1) Interest expense on repurchase agreements is based on current interest rates as of June 30, 2020 and the remaining term of the liabilities existing at that date.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of June 30, 2020, we had cash and cash equivalents of $175.3 million. We generated cash flows of $325.2 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,060.8 million during the six months ended June 30, 2020.

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

On January 23, 2020, we entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2020, we issued a total of 3,170,727 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately $19.4 million, net of commissions and fees.

Outlook

The COVID-19 coronavirus that emerged in China in late 2019 and spread to the U.S. during the first quarter of 2020 continues to drive economic activity and markets around the globe during the second quarter. The severe contraction in economic activity in the U.S. that took place in March and April slowly reversed during the second quarter. As businesses across the country closed, shelter-in-place policies took effect throughout most of the U.S. and social distancing was widely practiced. As a result, the spread of the virus slowed and new cases grew at a decelerating rate. These developments led various state and local governments to slowly reverse these restrictions starting in early May. As the restrictive policies were unwound, economic activity resumed and the economic data released in May, June and early July showed the economy was beginning to recover. Financial markets recovered as well and continued stimulus, from both the Fed - via monetary policy and the implementation of various programs designed to stabilize various funding markets – as well as additional aid programs from the Federal government, acted as a stimulant to the recovery. The strong monetary and fiscal support also reduced uncertainty about the ability of the economy to recover. Consistently the Fed in particular has made it clear they will continue to do whatever is necessary to support smooth operations of all financial markets and act as a lender of last resort when needed and appropriate for them to do so.

While the economy gradually reopened and economic activity began to recover, the virus re-emerged and the number of new cases of the virus started to grow rapidly – even more rapidly than before the shut-down. This started to occur around mid-June, just as most of the economy and country was resuming all or most forms of activity – inside dining at restaurants, bars, gyms, movie theaters, etc. As the number of new cases have rapidly grown, it has become apparent governments may need to resume at least some of the tight restrictions that were implemented during the March/April period. This will likely entail restricting or eliminating the activities that are assumed to have facilitated the sudden re-emergence of the virus. Examples include closing or restricting bars, inside dining at restaurants and any other activity where large numbers of people are nearby in an enclosed area. The use of face masks is becoming mandatory in many areas as well. This will certainly impact economic activity, although the economic data covering the current period will not be reported until a later date, so we will not be able to gauge to what extent activity has slowed. These developments also cast doubt over the timing of when the economy will be able to sustainably resume normal activity. This in turn raises uncertainty over the level of economic growth that will occur, and the extent of further accommodation needed from the Fed and Congress. A presidential election in November also looms.

Throughout the second quarter of 2020 and into the third quarter interest rates in the U.S. Treasury market have been fairly stable. The yield on the 10-year U.S. Treasury note has remained within a 32.5 bps range, and excluding a brief period in early June, the range has been approximately half that. The equity markets have exhibited substantially more volatility, although they continue to recover from the depths of the contraction of March of this year. The backstop to the recovery is a Fed that continuously signals a willingness to provide as much accommodation as needed and the belief in additional stimulus from Washington, although subject to political wrangling that tends to slow the response. Given the uncertainty surrounding the recovery and the timing of when “normal” economic activity may resume, the level of interest rates, especially short term rates, are likely to remain very low and the Fed Funds target range pegged to the effective lower bound of 0%. The Fed has signaled a reluctance to see negative interest rates in the U.S. many times, so their role in maintaining rates at these levels will likely be through forward guidance and/or yield curve control – a practice observed in Japan and Australia.

Given the current level of rates and the likelihood rates will remain low means that prepayment speeds will likely remain elevated. During the depths of the virus outbreak when social distancing, shelter-in-place and very low levels of any kind of activity in general were constraining the refinancing of mortgages, it seemed prepayment activity would not be as responsive to low rates as feared. This has not turned out to be the case. Starting in April, prepayment reports have consistently surprised the market to the upside. They would be higher still if originators were not capacity constrained. The primary/secondary spread, or the spread between the current coupon mortgage security (priced at par) and rates available to borrowers is very high – reflecting capacity constraints primarily. Over time it is assumed this spread will narrow as originators add capacity, There is room for rates available to borrowers to decline well below 3% if the primary/secondary spread were to return to historical norms. As a result, refinancing activity is likely to remain very elevated for the foreseeable future. We expect that eventually most borrowers that can will refinance their mortgage. At that point, prepayment speeds will moderate, perhaps meaningfully so. To the extent rates eventually move higher, we expect that prepayment activity would plummet. That day, if it ever comes, does not appear to be near. Such an event will require a return to sustained economic growth. That in turn is predicated on the evolution of the virus and the emergence of an effective, widely available vaccine, if one is to be found.

The Agency MBS sector performance for the second quarter of 2020 was not as robust as the first quarter, but still positive at 0.8% for the second quarter, and 3.6% year-to-date. On an absolute return basis for the quarter, Agency MBS trailed most credit sectors – both corporate and non-Agency RMBS/CMBS, as well as Agency CMBS. As the economy recovered, supported by substantial interventions from the Fed and Congress, most sectors of the fixed income markets recovered. For most, while returns were strong for the second quarter – in the high single digits and low double digits in the case of corporate debt and non-Agency RMBS, respectively, year-to-date returns are more modest and in all but a few cases negative year-to-date versus comparable duration U.S. Treasuries. Agency RMBS have generated a -0.8% excess return year-to-date. While negative, this return still exceeds those of most of the fixed income markets.

In the current environment prepayment speeds are expected to remain high. Further, for the month of July the Fed purchased over $100 billion of Agency RMBS. The Fed generally purchases between $40 and $45 billion per month as part of their quantitative easing program plus reinvest prepayments on their existing portfolio. The latter figure was approximately $57 billion in July. The Fed tends to purchase the coupons currently in production. As they appear to be an indiscriminate buyer, they remove most of the worst securities in terms of prepayments behavior from the market. This is the case for the coupons they purchase. For those coupons they do not purchase, the market must absorb all that are produced. As a result, the coupons the Fed purchases tend to outperform those not purchased by the Fed. For the latter coupons, specified pools, with favorable prepayment characteristics, become more valuable to investors. Current premiums charged for such securities are at the highest levels ever observed. This is likely to be the case as long as current conditions persist.

Recent Legislative and Regulatory Developments

The Fed conducted large scale overnight repo operations from late 2019 until July 2020 to address disruptions in the U.S. Treasury, Agency debt and Agency MBS financing markets. These operations ceased in July 2020 after the central bank successfully tamed volatile funding costs that had threatened to cause disruption across the financial system.

The Fed has taken a number of other actions to stabilize markets as a result of the impacts of the COVID-19 pandemic. On Sunday, March 15, 2020, the Fed announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency MBS markets. Specifically, the Fed announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency MBS. The Fed also lowered the Fed Funds rate to a range of 0.0% – 0.25%, after having already lowered the Fed Funds rate by 50 bps on March 3, 2020. On June 30, 2020, Fed Chairman Powell announced expectations to maintain interest rates at this level until the Fed is confident that the economy has weathered recent events and is on track to achieve maximum employment and price stability goals.

The markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets continued to deteriorate following this announcement as investors liquidated investments in response to the economic crisis resulting from the actions to contain and minimize the impacts of the COVID-19 pandemic. Many of these markets experienced severe dislocations during the week following March 15, 2020, which resulted in forced sales of assets to satisfy margin calls. To address these issues in the fixed income and funding markets, on the morning of Monday, March 23, 2020, the Fed announced a program to acquire U.S. Treasuries and Agency MBS in the amounts needed to support smooth market functioning. With these purchases, market conditions improved substantially, and in early April, the Fed began to gradually reduce the pace of these purchases. On June 30, 2020, Chairman Powell also announced the Fed’s intention to increase its holdings of U.S. Treasury securities and Agency MBS over the coming months, at least at the current pace, to sustain smooth market functioning and thereby foster the effective transmission of monetary policy to broader financial conditions. Since March, the Fed has taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

Congress and President Trump have adopted several pieces of legislation in response to the public health and economic impacts resulting from the COVID-19 pandemic. The first two pieces of legislation provided, among other things, emergency funding to develop a vaccine for COVID-19, medical supplies, grants for public health agencies, small business loans, assistance for health systems in other countries, expanded coronavirus testing, paid leave, enhanced unemployment insurance, expanded food security initiatives and increased federal Medicaid funding.

The CARES Act was passed by Congress and signed into law by President Trump on March 27, 2020. The CARES Act provides many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity. This over $2 trillion COVID-19 relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), funding to hospitals and health providers, loans and investments to businesses, states and municipalities and grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provides an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts.

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform soon. On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to Fannie Mae and Freddie Mac being privatized and represents the first concrete step on the road to GSE reform. At this time, however, no decisions have been made on any additional steps to be taken as part of the GSE reform plan and the economic impact of COVID-19 may delay GSE reform plans further. Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.

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

Summary

After suffering through arguably the most dramatic contraction of economic activity and financial market turmoil ever witnessed during the first quarter of 2020, the second quarter was one of recovery – or so it appeared until mid-June. As the economy slowly reopened from a near complete shut-down caused by the pervasive safety precautions taken as the COVID-19 virus spread throughout the U.S., economic activity rebounded. However, as life returned to normal, and people could resume their lives as they existed prior to the outbreak, the virus spread again and reported cases surged, starting in mid-June. Safety precautions are being re-implemented to stem the spread of the virus once more. Economic activity is generally reported with a lag, so we will not know the extent of the slowdown in economic activity caused by the re-emergence of the virus until a later date.

The financial markets are generally functioning properly, in large part because of the substantial intervention by the Fed. The Fed has undertaken a quantitative easing program whereby they buy U.S. Treasuries and Agency RMBS securities regularly throughout the week. In addition, they have provided financing to essentially all aspects of the markets – from municipal securities to small and large corporations, as well as foreign central banks. Interest rates remain at or near the lowest levels ever across the U.S. Treasury curve, and are likely to remain so until the economy is well on the road to recovery and inflation is nearing the Fed’s target level of 2%. Given the excess capacity in the economy caused by the demand shock resulting from the virus, this could take several years.

With rates at such low levels refinancing activity is robust and likely to become even more so as originators add capacity. This is in spite of the virus and various measures of social distancing and shelter-in-place prevalent throughout the economy. As originators add capacity, prevailing mortgage rates available to borrowers could fall well below 3%. Eventually most borrowers will have the opportunity to refinance their mortgage and the effect of such low rates will diminish. Another factor affecting the Agency RMBS market is the quantitative easing on the part of the Fed. During the month of July 2020 the Fed purchased over $100 billion of Agency RMBS. The Fed generally purchases between $40 and $45 billion per month as part of their quantitative easing program plus reinvests prepayments on their existing portfolio. The latter figure was approximately $57 billion in July. Gross supply of Agency RMBS for the month of July is anticipated to be between $135 billion and $150 billion. The Fed tends to purchase the coupons currently in production. As they are an indiscriminate buyer, they remove most of the worst securities in terms of prepayments behavior from the market. This is the case for the coupons they purchase. For those coupons they do not purchase, the market must absorb all that are produced. As a result, the coupons the Fed purchases tend to outperform those not purchased by the Fed. For the latter coupons, specified pools, with favorable prepayment characteristics, become much more valuable to investors. Current premiums charged for such securities are at the highest levels ever observed. This is likely to be the case as long as current conditions persist.

The Agency MBS sector performance for the second quarter of 2020 was not as robust as the first quarter, but still positive at 0.8% for the second quarter, and 3.6% year-to-date. On an absolute return basis for the quarter, Agency MBS trailed most credit sectors – both corporate and non-Agency RMBS/CMBS, as well as Agency CMBS. As the economy recovered, supported by substantial interventions from the Fed and Congress, most sectors of the fixed income markets recovered. For most, while returns were strong for the second quarter – in the high single digits and low double digits in the case of corporate debt and non-Agency RMBS, respectively, year-to-date returns are more modest and in all but a few cases negative year-to-date versus comparable duration U.S. Treasuries. Agency RMBS have generated a -0.8% excess return versus U.S. Treasuries year-to-date. While negative, this return still exceeds those of most of the fixed income markets.

With respect to the outlook going forward, the economy has yet to fully recover from the steep contraction during the first quarter of 2020, despite massive intervention by both the Fed and the Trump administration. There remains significant uncertainty surrounding the timing of a full recovery in economic activity and a return to life as it existed before the virus emerged. There is also considerable risk associated with the unprecedented deficits the Federal government has incurred in an effort to stabilize the economy, and such deficits are still expanding rapidly.

As of the date of this report, the Company has not utilized any of the funding provided by the CARES Act or by any other legislation adopted by Congress.

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

Capital Expenditures

At June 30, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$1.395	$4,662
2014	2.160	22,643
2015	1.920	38,748
2016	1.680	41,388
2017	1.680	70,717
2018	1.070	55,814
2019	0.960	54,421
2020 - YTD(1)	0.465	30,595
Totals	$11.330	$318,988

(1) On July 15, 2020, the Company declared a dividend of $0.06 per share to be paid on August 27, 2020. The effect of this dividend is included in the table above, but is not reflected in the Company’s financial statements as of June 30, 2020.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2020 and December 31, 2019, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2020 and December 31, 2019.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2020
-200 Basis Points	1.46%	13.95%
-100 Basis Points	0.69%	6.60%
-50 Basis Points	0.20%	1.90%
+50 Basis Points	(0.32)%	(3.02)%
+100 Basis Points	(0.97)%	(9.26)%
+200 Basis Points	(3.41)%	(32.62)%
As of December 31, 2019
-200 Basis Points	(0.07)%	(0.63)%
-100 Basis Points	0.27%	2.43%
-50 Basis Points	0.27%	2.49%
+50 Basis Points	(0.74)%	(6.73)%
+100 Basis Points	(1.88)%	(17.09)%
+200 Basis Points	(5.14)%	(46.66)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2020, we had unrestricted cash and cash equivalents of $175.3 million and unpledged securities of approximately $10.7 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement.

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

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A.RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to those factors for the three months ended June 30, 2020, other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and such risk factors are incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the Company’s share repurchase activity for the three months ended June 30, 2020.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs(2)	the Authorization(2)
April 1, 2020 - April 30, 2020	-	$-	-	857,202
May 1, 2020 - May 31, 2020	19,891	3.42	19,891	837,311
June 1, 2020 - June 30, 2020	235	4.70	-	837,311
Totals / Weighted Average	20,126	$3.43	19,891	837,311

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

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2020.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

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

31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

***Submitted electronically herewith.

†Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: July 31, 2020	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: July 31, 2020	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)