Form 10-Q
period 2020-09-30
Orchid Island Capital, Inc.
filed 2020-10-30
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM
10-Q

☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2020

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________

to ___________

Commission File Number
:

001-35236

Orchid Island Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland
27-3269228
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)

3305 Flamingo Drive
,
Vero Beach
,
Florida
32963

(Address of principal executive offices) (Zip Code)

(
772
)
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

Yes
☐

No
☒

Number of shares outstanding at October 30, 2020:
69,295,962

ORCHID ISLAND

CAPITAL, INC.

TABLE OF CONTENTS

PART I. FINANCIAL

INFORMATION
ITEM 1. Financial

Statements
1
Condensed

Balance Sheets

(unaudited)
1
Condensed

Statements

of Operations

(unaudited)
2
Condensed

Statements

of Stockholders’

Equity (unaudited)
3
Condensed

Statements

of Cash Flows

(unaudited)
5
Notes to Condensed

Financial Statements
7
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
26
ITEM 3. Quantitative

and Qualitative

Disclosures

about Market

Risk
50
ITEM 4. Controls

and Procedures
54
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
55
ITEM 1A.

Risk Factors
55
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
55
ITEM 3. Defaults

upon Senior

Securities
55
ITEM 4. Mine

Safety Disclosures
55
ITEM 5. Other

Information
55
ITEM 6. Exhibits 56
SIGNATURES 57

PART I. FINANCIAL

INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)
September 30, 2020 December 31, 2019
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
3,416,118
$
3,584,354
Unpledged
124,249
6,567
Total mortgage

-backed securities
3,540,367
3,590,921
Cash and cash equivalents
199,805
193,770
Restricted cash
47,541
84,885
Accrued interest receivable
10,378
12,404
Derivative assets, at fair value
14,239
-
Other assets
603
100
Total Assets $
3,812,933
$
3,882,080
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
3,281,303
$
3,448,106
Payable for unsettled securities purchased
113,653
-
Dividends payable
4,505
5,045
Derivative liabilities, at fair value
33,295
20,658
Accrued interest payable
752
11,101
Due to affiliates
590
622
Other liabilities
2,094
1,041
Total Liabilities
3,436,192
3,486,573

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
100,000,000

shares authorized; no shares issued
and outstanding as of September 30, 2020 and December 31, 2019
-
-
Common Stock, $
0.01

par value;
500,000,000

shares authorized,
69,295,962
shares issued and outstanding as of September 30, 2020 and
63,061,781

shares issued
and outstanding as of December 31, 2019
693
631
Additional paid-in capital
410,521
414,998
Accumulated deficit
(34,473)
(20,122)
Total Stockholders' Equity
376,741
395,507
Total Liabilities

and Stockholders' Equity
$
3,812,933
$
3,882,080
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2020

and 2019
($ in thousands, except per share data)
Nine Months Ended September 30, Three Months Ended September 30,
2020 2019 2020 2019
Interest income $
90,152
$
104,795
$
27,223
$
35,907
Interest expense
(23,045)
(63,644)
(2,043)
(22,321)
Net interest income
67,107
41,151
25,180
13,586
Realized (losses) gains on mortgage-backed securities
(24,522)
(5,135)
498
(5,491)
Unrealized gains (losses) on mortgage-backed securities
38,440
39,255
1,168
(5,292)
(Losses) gains on derivative and other hedging instruments
(87,630)
(61,968)
4,079
(8,648)
Net portfolio (loss) income
(6,605)
13,303
30,925
(5,845)
Expenses:
Management fees
3,897
4,051
1,252
1,440
Allocated overhead
1,072
1,001
377
351
Accrued incentive compensation
(117)
(53)
158
173
Directors' fees and liability insurance
750
750
242
260
Audit, legal and other professional fees
841
886
240
221
Direct REIT operating expenses
852
790
406
130
Other administrative
451
225
174
57
Total expenses
7,746
7,650
2,849
2,632
Net (loss) income
$
(14,351)
$
5,653
$
28,076
$
(8,477)
Basic net (loss) income per share
$
(0.22)
$
0.10
$
0.42
$
(0.14)
Diluted net (loss) income per share $
(0.22)
$
0.10
$
0.42
$
(0.14)
Weighted Average Shares Outstanding
66,014,379
54,037,721
67,301,901
60,418,985
Dividends declared per common share
$
0.595
$
0.720
$
0.190
$
0.240
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2020

and 2019
(in thousands)
Additional Retained
Common Stock Paid-in Earnings
Shares Par Value Capital (Deficit) Total
Balances, January 1, 2019
49,132
$
491
$
379,975
$
(44,387)
$
336,079
Net income -
-
-
10,597
10,597
Cash dividends declared -
-
(11,824)
-
(11,824)
Issuance of common stock pursuant to public offerings, net
1,268
13
8,490
-
8,503
Issuance of common stock pursuant to stock based
compensation plan
7
-
41
-
41
Amortization of stock based compensation -
-
42
-
42
Shares repurchased and retired
(469)
(5)
(3,019)
-
(3,024)
Balances, March 31, 2019
49,938
$
499
$
373,705
$
(33,790)
$
340,414
Net income
-
-
3,533
3,533
Cash dividends declared
-
(12,859)
-
(12,859)
Issuance of common stock pursuant to public offerings, net
4,338
44
28,451
-
28,495
Issuance of common stock pursuant to stock based
compensation plan
7
-
43
-
43
Amortization of stock based compensation
-
32
-
32
Balances, June 30, 2019
54,283
$
543
$
389,372
$
(30,257)
$
359,658
Net loss -
-
-
(8,477)
(8,477)
Cash dividends declared -
-
(14,588)
-
(14,588)
Issuance of common stock pursuant to public offerings, net
8,771
88
55,236
-
55,324
Issuance of common stock pursuant to stock based
compensation plan
4
-
48
-
48
Amortization of stock based compensation -
-
23
-
23
Balances, September 30, 2019
63,058
$
631
$
430,091
$
(38,734)
$
391,988
Balances, January 1, 2020
63,062
$
631
$
414,998
$
(20,122)
$
395,507
Net loss -
-
-
(91,199)
(91,199)
Cash dividends declared -
-
(15,670)
-
(15,670)
Issuance of common stock pursuant to public offerings, net
3,171
31
19,416
-
19,447
Issuance of common stock pursuant to stock based
compensation plan
4
-
-
-
-
Amortization of stock based compensation -
-
59
-
59
Balances, March 31, 2020
66,237
$
662
$
418,803
$
(111,321)
$
308,144
Net income -
-
-
48,772
48,772
Cash dividends declared -
-
(10,935)
-
(10,935)
Issuance of common stock pursuant to stock based
compensation plan
4
-
-
-
-
Amortization of stock based compensation -
-
55
-
55
Shares repurchased and retired
(20)
-
(68)
-
(68)
Balances, June 30, 2020
66,221
$
662
$
407,855
$
(62,549)
$
345,968
Net income -
-
-
28,076
28,076
Cash dividends declared -
-
(12,920)
-
(12,920)
Issuance of common stock pursuant to public offerings, net
3,073
31
15,535
-
15,566
Issuance of common stock pursuant to stock based
compensation plan
2
-
(2)
-
(2)
Amortization of stock based compensation -
-
53
-
53
Balances, September 30, 2020
69,296
$
693
$
410,521
$
(34,473)
$
376,741

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2020 and 2019
($ in thousands)
2020 2019
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net (loss) income $
(14,351)
$
5,653
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation
167
229
Realized and unrealized gains on mortgage-backed securities
(13,918)
(34,120)
Realized and unrealized losses on interest rate swaptions
4,848
1,379
Realized and unrealized losses on interest rate swaps
60,988
42,739
Realized and unrealized losses on U.S. Treasury securities
95
-
Realized losses on forward settling to-be-announced securities
1,813
3,846
Changes in operating assets and liabilities:
Accrued interest receivable
2,137
(2,146)
Other assets
(533)
(27)
Accrued interest payable
(10,349)
5,447
Other liabilities
16
1,440
Due from affiliates
(32)
(57)
NET CASH PROVIDED BY OPERATING

ACTIVITIES
30,881
24,383
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(2,898,616)
(3,096,194)
Sales
2,692,230
1,948,079
Principal repayments
384,314
389,496
Payments from U.S. Treasury securities
(139,807)
-
Proceeds on U.S. Treasury securities
139,712
-
Net payments on reverse repurchase agreements
30
-
Payments on net settlement of to-be-announced securities
(1,993)
(9,846)
Purchase of derivative financial instruments, net of margin cash received
(66,135)
(20,032)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
109,735
(788,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
27,995,556
33,804,965
Principal payments on repurchase agreements
(28,162,359)
(33,016,040)
Cash dividends
(40,065)
(38,156)
Proceeds from issuance of common stock, net of issuance costs
35,013
92,322
Common stock repurchases
(70)
(3,024)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
(171,925)
840,067
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(31,309)
75,953
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, beginning of the period
278,655
126,263
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, end of the period
$
247,346
$
202,216
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
33,395
$
58,197
SUPPLEMENTAL DISCLOSURE OF

NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period $
113,653
$
-
Securities sold settled in later period
-
209,241

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

On August 2, 2017, Orchid entered into an equity distribution agreement (the “August 2017

Equity Distribution Agreement”) with
two sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $
125,000,000

of
shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated
transactions.

The Company issued a total of
15,123,178

shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of approximately $
125.0

million, and net proceeds of approximately $
123.1

million, net of commissions and fees, prior
to its termination in July 2019.

On July 30, 2019, Orchid entered into an underwriting agreement (the “Underwriting

Agreement”) with Morgan Stanley & Co. LLC,
Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, relating to the offer and sale of
7,000,000

shares of the Company’s common stock at a price to the public of $
6.55

per share. The underwriters
purchased the shares pursuant to the Underwriting Agreement at a price of $
6.3535

per share. The closing of the offering of
7,000,000
shares of common stock occurred on August 2, 2019, with net proceeds to the Company of approximately $
44.2

million after deduction
of underwriting discounts and commissions and other estimated offering expenses.

On January 23, 2020, Orchid entered into an equity distribution agreement (the

“January 2020 Equity Distribution Agreement”) with
three sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $
200,000,000
of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated
transactions.

The Company issued a total of
3,170,727

shares under the January 2020 Equity Distribution Agreement for aggregate
gross proceeds of

approximately $
19.8

million, and net proceeds of approximately $
19.4

million, net of commissions and fees, prior to
its termination in August 2020.

On August 4, 2020, Orchid entered into an equity distribution agreement (the “August 2020

Equity Distribution Agreement”) with
four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $
150,000,000

of
shares of the Company’s common stock in transactions that are deemed to be “at the market”

offerings and privately negotiated
transactions.

Through September 30, 2020, the Company issued a total of
3,073,326

shares under the August 2020 Equity Distribution
Agreement for aggregate gross proceeds of

approximately $
15.8

million, and net proceeds of approximately $
15.6

million, net of
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

2020 that it would purchase Agency RMBS and
U.S. Treasuries in the amounts needed to support smooth market functioning. As of September 30, 2020, we had timely satisfied all
margin calls. The following summarizes the impact COVID-19 has had on our financial position and results of operations through
September 30, 2020.

●

We sold approximately $
2.7

billion of RMBS during the nine months ended September 30, 2020, realizing losses of approximately
$
24.5

million. Approximately $
1.1

billion of these sales were executed on March 19th and March 20th and resulted in losses of
approximately $
31.4

million.

The losses sustained on these two days were a direct result of the adverse

RMBS market conditions
associated with COVID-19.

●

We terminated interest rate swap positions with an aggregate notional value of $
1.2

billion and incurred approximately $
54.5
million in mark to market losses on the positions through the date of the respective terminations. Approximately $
45.0

million of
these losses occurred during the three months ended March 31, 2020.
●

Our RMBS portfolio had a fair market value of approximately $
3.5

billion as of September 30, 2020, compared to $
3.6

billion as of
December 31, 2019. The September 30, 2020 balance represents an increase from the $
3.3

billion balance as of June 30, 2020
and the $
2.9

billion balance as of March 31, 2020.

●

Our outstanding balances under our repurchase agreement borrowings as of September

30, 2020 were approximately $
3.3

billion,
compared to $
3.4

billion as of December 31, 2019, $
2.8

billion as of March 31, 2020 and $
3.2

billion as of June 30, 2020.

●

Our stockholders’ equity was $
376.7

million as of September 30, 2020, compared to $
395.5

million as of December 31, 2019,
$
308.1

million as of March 31, 2020 and $
346.0

million as of June 30, 2020.

In response to the Shelter in Place order issued in Florida in March 2020, our

Manager (as defined below) invoked its Disaster
Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key
operational team members maintain daily communication.

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

of September

30,
2020;

however,

uncertainty

over the ultimate

impact that

COVID-19

will have on

the global

economy generally,

and on Orchid’s

business in
particular, makes

any estimates

and assumptions

as of September

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

(in thousands)
September 30, 2020 December 31, 2019
Cash and cash equivalents $
199,805
$
193,770
Restricted cash
47,541
84,885
Total cash, cash equivalents

and restricted cash
$
247,346
$
278,655

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

In March 2020, the FASB issued ASU 2020-04 “ Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate
Reform on Financial Reporting.
”

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

30, 2020 and

December 31,

2019:

(in thousands)
September 30, 2020 December 31, 2019
Pass-Through RMBS Certificates:
Adjustable-rate Mortgages

$
960
$
1,014
Fixed-rate Mortgages

3,357,501
3,206,013
Fixed-rate CMOs
151,110
299,205
Total Pass-Through

Certificates
3,509,571
3,506,232
Structured RMBS Certificates:
Interest-Only Securities
30,796
60,986
Inverse Interest-Only Securities
-
23,703
Total Structured

RMBS Certificates
30,796
84,689
Total $
3,540,367
$
3,590,921

NOTE 3.

REPURCHASE AGREEMENTS AND REVERSE REPURCHASE

AGREEMENTS

Repurchase

Agreements

The Company

pledges certain

of its RMBS

as collateral

under repurchase

agreements

with financial

institutions.

Interest rates

are
generally fixed

based on prevailing

rates corresponding

to the terms

of the borrowings,

and interest

is generally

paid at the

termination

of a
borrowing.

If the fair

value of the

pledged securities

declines,

lenders will

typically require

the Company

to post additional

collateral

or pay
down borrowings

to re-establish

agreed upon

collateral

requirements,

referred to

as "margin

calls." Similarly,

if the fair

value of the

pledged
securities

increases,

lenders may

release collateral

back to the

Company. As of September

30, 2020,

the Company

had met all

margin call
requirements.

As of September

30, 2020 and

December 31,

2019, the

Company’s repurchase

agreements

had remaining

maturities

as summarized

below:

($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
September 30, 2020
Fair market value of securities pledged, including
accrued interest receivable $
4,956
$
1,700,941
$
675,475
$
1,044,903
$
3,426,275
Repurchase agreement liabilities associated with
these securities $
3,709
$
1,627,083
$
648,133
$
1,002,378
$
3,281,303
Net weighted average borrowing rate
1.30%
0.24%
0.24%
0.24%
0.24%
December 31, 2019
Fair market value of securities pledged, including
accrued interest receivable $
-
$
2,470,263
$
1,005,517
$
120,941
$
3,596,721
Repurchase agreement liabilities associated with
these securities $
-
$
2,361,378
$
964,368
$
122,360
$
3,448,106
Net weighted average borrowing rate
-
2.04%
1.94%
2.60%
2.03%

In addition, cash pledged to counterparties for repurchase agreements was approximately $24.8 million and
$65.9

million as of
September 30, 2020 and December 31, 2019, respectively.

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
$170.4
million.

The Company

did not have

an amount

at risk with

any individual

counterparty

greater than

10% of the

Company’s equity

at
September

30, 2020 and

December 31,

2019.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

Derivative

and Other Hedging

Instruments

Assets (Liabilities),

at Fair Value

The table

below summarizes

fair value

information

about our

derivative

and other

hedging instruments

assets and

liabilities

as of
September

30, 2020 and

December 31,

2019.

(in thousands)
Derivative Instruments and Related Accounts Balance Sheet Location September 30, 2020 December 31, 2019
Assets
Payer swaptions - long Derivative assets, at fair value $
14,048
$
-
TBA securities Derivative assets, at fair value
191
-
Total derivative

assets, at fair value
$
14,239
$
-
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
26,636
$
20,146
Payer swaptions - short Derivative liabilities, at fair value
6,221
-
TBA securities Derivative liabilities, at fair value
438
512
Total derivative

liabilities, at fair value
$
33,295
$
20,658
Margin Balances Posted to (from) Counterparties

Futures contracts Restricted cash $
561
$
1,338
TBA securities Restricted cash
1,394
246
Interest rate swaption contracts Other liabilities
(1,037)
-
Interest rate swap contracts Restricted cash
20,819
17,450
Total margin

balances on derivative contracts
$
21,737
$
19,034

Eurodollar, Fed

Funds and

T-Note futures

are cash settled

futures contracts

on an interest

rate, with

gains and losses

credited

or
charged to

the Company’s

cash accounts

on a daily

basis. A

minimum balance,

or “margin”,

is required

to be maintained

in the account

on
a daily basis.

The tables

below present

information

related to

the Company’s

Eurodollar

and T-Note futures

positions at

September 30,
2020 and December

31, 2019.

($ in thousands)
September 30, 2020
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Eurodollar Futures Contracts (Short Positions)
2020 $
50,000
3.25%
0.25%
$
(375)
2021
50,000
1.03%
0.20%
(415)
Total /

Weighted Average
$
50,000
1.47%
0.21%
$
(790)
Treasury Note Futures Contracts (Short

Position)
(2)
December 2020 5-year T-Note futures
(Dec 2020 - Dec 2025 Hedge Period) $
69,000
0.70%
0.69%
$
(22)

($ in thousands)
December 31, 2019
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Eurodollar Futures Contracts (Short Positions)
2020 $
500,000
2.97%
1.67%
$
(6,505)
Total /

Weighted Average
$
500,000
2.97%
1.67%
$
(6,505)
Treasury Note Futures Contracts (Short

Position)
(2)
March 2020 5 year T-Note futures
(Mar 2020 - Mar 2025 Hedge Period) $
69,000
1.96%
2.06%
$
302

(1)

Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

T-Note futures contracts were valued

at a price of $
126.03

at September 30, 2020 and $
118.61

at December 31, 2019.

The contract values of
the short positions were $
87.0

million and $
81.8

million at September 30, 2020 and December 31, 2019, respectively.

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
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
September 30, 2020

Expiration > 3 to ≤ 5 years $
620,000
1.29%
0.25%
$
(23,817)
3.9
Expiration > 5 years
200,000
0.67%
0.25%
(2,819)
6.7
$
820,000
1.14%
0.25%
$
(26,636)
4.6
December 31, 2019
Expiration > 1 to ≤ 3 years $
360,000
2.05%
1.90%
$
(3,680)
2.3
Expiration > 3 to ≤ 5 years
910,000
2.03%
1.93%
(16,466)
4.4
$
1,270,000
2.03%
1.92%
$
(20,146)
3.8

The table

below presents

information

related to

the Company’s

interest rate

swaption positions

at September

30, 2020.

There were

no
open swaption

positions at

December 31,

2019.

($ in thousands)
Option Underlying Swap
Weighted Average Weighted
Average Average
Adjustabl
e
Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
September 30, 2020
Payer Swaptions - long
≤ 1 year $
3,450
$
32
5.5
$
500,000
0.95%
3 Month
4.0
>1 year ≤ 2 years
13,410
14,016
20.4
675,000
1.49%
3 Month
12.8
$
16,860
$
14,048
14.0
$
1,175,000
1.26%
3 Month
9.0
Payer Swaptions - short
≤ 1 year $
(4,660)
$
(6,221)
8.4
$
507,700
1.49%
3 Month
12.8

The following table

summarizes our contracts

to purchase and

sell TBA securities

as of September

30, 2020 and

December 31,
2019
.

($ in thousands)
Notional Net
Amount Cost Market Carrying
Long (Short)
(1)
Basis
(2)
Value
(3)
Value
(4)
September 30, 2020
15-Year TBA securities:
2.0% $
175,000
$
181,727
$
181,918
$
191
30-Year TBA securities:
2.5%
200,000
210,250
209,812
(438)
Total $
375,000
$
391,977
$
391,730
$
(247)
December 31, 2019
30-Year TBA securities:
4.5% $
(300,000)
$
(315,426)
$
(315,938)
$
(512)
Total $
(300,000)
$
(315,426)
$
(315,938)
$
(512)

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

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the nine and three months ended September 30, 2020 and 2019.

(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2020 2019 2020 2019
Eurodollar futures contracts (short positions) $
(8,324)
$
(14,423)
$
(6)
$
(94)
T-Note futures contracts (short position)
(4,837)
(6,311)
(113)
(1,112)
Fed Funds futures contracts (short positions) - 313 - 313
Interest rate swaps
(67,713)
(36,322)
489
(9,918)
Payer swaptions - short
(1,561)
-
(672)
-
Payer swaptions - long
(3,287)
(1,379)
914
(316)
Net TBA securities
(1,813)
(3,846)
3,431
2,479
U.S. Treasury securities - short position
(95)
-
36
-
Total $
(87,630)
$
(61,968)
$
4,079
$
(8,648)

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

30, 2020 and

December 31,

2019.

(in thousands)
September 30, 2020 December 31, 2019
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
3,387,253
$
-
$
3,387,253
$
3,500,394
$
-
$
3,500,394
Structured RMBS - fair value
28,865
-
28,865
83,960
-
83,960
Accrued interest on pledged securities
10,157
-
10,157
12,367
-
12,367
Restricted cash
24,767
22,774
47,541
65,851
19,034
84,885
Total $
3,451,042
$
22,774
$
3,473,816
$
3,662,572
$
19,034
$
3,681,606

Assets Pledged

from Counterparties

The table

below summarizes

our assets

pledged to

us from counterparties

under our

repurchase

agreements,

reverse repurchase
agreements

and derivative

agreements

as of September

30, 2020 and

December 31,

2019.

(in thousands)
Reverse
Repurchase Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Agreements Total
September 30, 2020
Cash $
5,855
$
-
$
1,037
$
6,892
U.S. Treasury securities - fair value
1,424
-
-
1,424
Total $
7,279
$
-
$
1,037
$
8,316
December 31, 2019
Cash $
1,418
$
-
$
-
$
1,418
Total $
1,418
$
-
$
-
$
1,418

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
September 30, 2020
Interest rate swaptions $
14,048
$
-
$
14,048
$
-
$
(1,037)
$
13,011
TBA securities
191
-
191
-
-
191
$
14,239
$
-
$
14,239
$
-
$
(1,037)
$
13,202

(in thousands)
Offsetting of Liabilities
Gross Amount Not
Net Amount Offset in the Balance Sheet
of Liabilities Financial
Gross Amount Gross Amount Presented Instruments
of Recognized Offset in the in the Posted as Cash Posted Net
Liabilities Balance Sheet Balance Sheet Collateral as Collateral Amount
September 30, 2020
Repurchase Agreements $
3,281,303
$
-
$
3,281,303
$
(3,256,536)
$
(24,767)
$
-
Interest rate swaps
26,636
-
26,636
-
(20,819)
5,817

Interest rate swaptions
6,221
-
6,221
-
-
6,221
TBA securities
438
-
438
-
(438)
-
$
3,314,598
$
-
$
3,314,598
$
(3,256,536)
$
(46,024)
$
12,038
December 31, 2019
Repurchase Agreements $
3,448,106
$
-
$
3,448,106
$
(3,382,255)
$
(65,851)
$
-
Interest rate swaps
20,146
-
20,146
-
(17,450)
2,696
TBA securities
512
-
512
-
(246)
266
$
3,468,764
$
-
$
3,468,764
$
(3,382,255)
$
(83,547)
$
2,962

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
Weighted
Average
Price
Received Net
Type of Offering Period Per Share
(1)
Shares Proceeds
(2)
2020
At the Market Offering Program
(3)
First Quarter $
6.23
3,170,727
$
19,447
At the Market Offering Program
(3)
Third Quarter
5.15
3,073,326
15,566
Total
6,244,053
$
35,013
2019
At the Market Offering Program
(3)
First Quarter $
6.84
1,267,894
$
8,503
At the Market Offering Program
(3)
Second Quarter
6.70
4,337,931
28,495
At the Market Offering Program
(3)
Third Quarter
6.37
1,771,301
11,098
Follow-on Offering Third Quarter
6.35
7,000,000
44,218
14,377,126
$
92,314

(1)

Weighted average price received per share is before deducting the underwriters’ discount, if applicable, and other offering costs.
(2)

Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)

The Company has entered into eight equity distribution agreements,

seven of which have either been terminated because all shares were sold
or were replaced with a subsequent agreement.

Stock Repurchase Program

On
July 29, 2015
, the Company’s Board of Directors authorized the repurchase of up to
2,000,000

shares of the Company’s
common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an
additional
4,522,822

shares of the Company's common stock. Coupled with the 783,757 shares remaining from the original 2,000,000
share authorization, the increased authorization brought the total authorization to

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

From the inception of the stock repurchase program through September 30, 2020, the

Company repurchased a total of
5,685,511
shares at an aggregate cost of approximately $
40.4

million, including commissions and fees, for a weighted average price of $
7.10

per
share. During the nine months ended September 30, 2020, the Company repurchased a total of
19,891

shares at an aggregate cost of
approximately $
0.1

million, including commissions and fees, for a weighted average price of

$
3.42

per share.

During the nine months
ended September 30, 2019, the Company repurchased a total of
469,975

shares at an aggregate cost of approximately $
3.0

million,
including commissions and fees, for a weighted average price of $
6.43

per share. The remaining authorization under the repurchase
program as of September 30, 2020 was
837,311

shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
1.395
$
4,662
2014
2.160
22,643
2015
1.920
38,748
2016
1.680
41,388
2017
1.680
70,717
2018
1.070
55,814
2019
0.960
54,421
2020 - YTD
(1)
0.660
44,055
Totals $
11.525
$
332,448

(1)

On October 14, 2020, the Company declared a dividend of $
0.065

per share to be paid on November 25, 2020.

The effect of this dividend is
included in the table above, but is not reflected in the Company’s financial statements as of September 30, 2020.

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

The Incentive Plan provides for awards of up to an aggregate of
10 % of the issued and outstanding shares of our
common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of the
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

The following table presents information related to Performance Units outstanding during the nine months ended
September 30, 2020 and 2019.

($ in thousands, except per share data)
Nine Months Ended September 30,
2020 2019
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
19,021
$
7.78
43,672
$
8.34
Forfeited
(1,607)
7.45
-
-
Vested and issued
(10,583)
8.03
(20,498)
8.90
Unvested, end of period
6,831
$
7.45
23,174
$
7.85
Compensation expense during period $
32
$
94
Unrecognized compensation expense, end of period $
8
$
60
Intrinsic value, end of period $
34
$
133
Weighted-average remaining vesting term (in years)
0.5
0.9

The number of shares of common stock issuable upon the vesting of the remaining outstanding Performance Units was reduced as a result of the book value impairment event that occurred pursuant to the Company's Long Term

Incentive
Compensation Plans (the "Plans"). The book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended March 31, 2020 and the Company's book value per share decline from
January 1, 2020 to June 30, 2020 was more than 10%.

The Plans provide that if such a book value impairment event occurs, then the number of outstanding Performance Units that are outstanding as of the last day of such two quarter period shall be reduced by 15%.

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

The following table presents information related to the DSUs outstanding during the nine months ended September 30,
2020 and 2019.

($ in thousands, except per share data)
Nine Months Ended September 30,
2020 2019
Weighted Weighted

Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
43,570
$
6.56
12,434
$
7.37
Granted and vested
36,682
4.22
22,424
6.42
Issued
-
-
-
-
Outstanding, end of period
80,252
$
5.49
34,858
$
6.76
Compensation expense during period $
135
$
135
Intrinsic value, end of period $
402
$
200

NOTE 9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at September 30, 2020.

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
other requirements.

NOTE 11.

EARNINGS PER SHARE (EPS)

The Company

had dividend

eligible Performance

Units and

Deferred Stock

Units that

were outstanding

during the

nine and three
months ended

September

30, 2020 and

2019. The

basic and diluted

per share

computations

include these

unvested Performance

Units
and Deferred

Stock Units

if there is

income available

to common

stock, as they

have dividend

participation

rights. The

unvested
Performance

Units and

Deferred Stock

Units have

no contractual

obligation

to share in

losses. Because

there is no

such obligation,

the
unvested Performance

Units and

Deferred

Stock Units

are not included

in the basic

and diluted

EPS computations

when no income

is
available to

common stock

even though

they are considered

participating

securities.

The table

below reconciles

the numerator

and denominator

of EPS for

the nine and

three months

ended September

30, 2020 and
2019.

(in thousands, except per share information)
Nine Months Ended September
30,
Three Months Ended September
30,
2020 2019 2020 2019
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted $
(14,351)
$
5,653
$
28,076
$
(8,477)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
69,296
63,058
69,296
63,058
Unvested dividend eligible share based compensation
outstanding at the balance sheet date
-
58
87
-
Effect of weighting

(3,282)
(9,078)
(2,081)
(2,639)
Weighted average shares-basic and diluted
66,014
54,038
67,302
60,419
Net (loss) income per common share:
Basic and diluted $
(0.22)
$
0.10
$
0.42
$
(0.14)

Anti-dilutive incentive shares not included in calculation.
87
-
-
58

NOTE 12.

FAIR VALUE

The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be received

to sell an
asset or paid

to transfer

a liability

(an exit price).

A fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or liability,

including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect of

a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required disclosures

include stratification

of balance

sheet amounts
measured at

fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●

Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical assets

or liabilities

traded in

active markets
(which include

exchanges and

over-the-counter

markets with

sufficient volume),

●

Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical or

similar instruments

in markets

that are not

active and

model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and
●

Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use significant

assumptions

not
observable

in the market,

but observable

based on Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates for

assumptions

that market

participants

would use

in pricing

the asset or

liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include the
use of market

prices of assets

or liabilities

that are not

directly comparable

to the subject

asset or liability.

The Company's

RMBS, interest

rate swaps,

interest rate

swaptions,

U.S. Treasury

securities

and TBA securities

are valued

using
Level 2 valuations,

and such valuations

currently are

determined

by the Company

based on independent

pricing sources

and/or third

party
broker quotes,

when available.

Because the

price estimates

may vary, the Company

must make

certain judgments

and assumptions

about
the appropriate

price to use

to calculate

the fair values.

The Company

and the independent

pricing sources

use various

valuation
techniques

to determine

the price

of the Company’s

securities.

These techniques

include observing

the most recent

market for

like or
identical assets,

spread pricing

techniques

(option adjusted

spread, zero

volatility

spread, spread

to the U.S.

Treasury curve

or spread to

a
benchmark such

as a TBA),

and model driven

approaches

(the discounted

cash flow

method, Black

Scholes and

SABR models

which rely
upon observable

market rates

such as the

term structure

of interest

rates and

volatility).

The appropriate

spread pricing

method used

is
based on market

convention.

The pricing

source determines

the spread

of recently

observed trade

activity or

observable

markets for
assets similar

to those being

priced. The

spread is then

adjusted based

on variances

in certain

characteristics

between the

market
observation

and the asset

being priced.

Those characteristics

include: type

of asset, the

expected life

of the asset,

the stability

and
predictability

of the expected

future cash

flows of the

asset, whether

the coupon

of the asset

is fixed or

adjustable,

the guarantor

of the
security if

applicable,

the coupon,

the maturity, the

issuer, size of

the underlying

loans, year

in which

the underlying

loans were

originated,
loan to value

ratio, state

in which the

underlying

loans reside,

credit score

of the underlying

borrowers

and other

variables if

appropriate.
The fair value

of the security

is determined

by using the

adjusted spread.

RMBS (based

on the fair

value option),

interest rate

swaps, interest

rate swaptions,

U.S. Treasury

securities

and TBA securities

were
recorded at

fair value

on a recurring

basis during

the nine and

three months

ended September

30, 2020 and

2019. When

determining

fair
value measurements,

the Company

considers the

principal or

most advantageous

market in which

it would transact

and considers
assumptions

that market

participants

would use

when pricing

the asset.

When possible,

the Company

looks to active

and observable
markets to

price identical

assets.

When identical

assets are

not traded

in active markets,

the Company

looks to market

observable

data
for similar

assets.

The following

table presents

financial assets

(liabilities)

measured

at fair value

on a recurring

basis as of

September

30, 2020 and
December 31,

2019.

Derivative

contracts are

reported as

a net position

by contract

type, and

not based

on master

netting arrangements.

(in thousands)

Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
September 30, 2020
Mortgage-backed securities $
-
$
3,540,367
$
-
Interest rate swaps
-
(26,636)
-
Interest rate swaptions
-
7,827
-
TBA securities
-
(246)
-
December 31, 2019
Mortgage-backed securities $
-
$
3,590,921
$
-
Interest rate swaps
-
(20,146)
-
TBA securities
-
(512)
-

During the nine and three months ended September 30, 2020 and 2019, there were no transfers of financial assets or liabilities
between levels 1, 2 or 3.

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

●

One-twelfth of 1.5% of the first $250 million of the Company’s month-end equity,

as defined in the management
agreement,
●

One-twelfth of 1.25% of the Company’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
●

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

Total

expenses recorded for the management fee and costs incurred were approximately
$5.0

million and
$1.6

million
for the nine and three months ended September 30, 2020, respectively, and $5.1 million and
$1.8

million for the nine and
three months ended September 30, 2019, respectively. At September 30,

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

30, 2020, Bimini
owned 2,595,357

shares, or
3.8% , of the Company’s common stock.

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
Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning. As of September

30, 2020, we had

timely satisfied all margin calls. The following summarizes the impact COVID-19 has had on our financial position and results of
operations through September 30, 2020.

●

We sold approximately $2.7 billion of RMBS during the nine months ended September 30, 2020,

realizing losses of approximately
$24.5 million. Approximately $1.1 billion of these sales were executed on March

19th and March 20th and resulted in losses of
approximately $31.4 million.

The losses sustained on these two days were a direct result of the adverse

RMBS market conditions
associated with COVID-19.

●

We terminated interest rate swap positions with an aggregate notional value of $1.2 billion and incurred approximately $54.5
million in mark to market losses on the positions through the date of the respective terminations. Approximately $45.0 million of
these losses occurred during the three months ended March 31, 2020.
●

Our RMBS portfolio had a fair market value of approximately $3.5 billion as of

September 30, 2020, compared to $3.6 billion as of
December 31, 2019. The September 30, 2020 balance represents an increase from the $3.3 billion balance as of June 30, 2020
and the $2.9 billion balance as of March 31, 2020.

●

Our outstanding balances under our repurchase agreement borrowings as of

September 30, 2020 were approximately $3.3 billion,
compared to $3.4 billion as of December 31, 2019, $3.2 billion as of June 30, 2020,

and $2.8 billion as of March 31, 2020.

●

Our stockholders’ equity was $376.7 million as of September 30, 2020, compared to

$395.5 million as of December 31, 2019,
$346.0 million as of June 30, 2020 and $308.1 million as of March 31, 2020.

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

On January 23, 2020, we entered into an equity distribution agreement (the “January

2020 Equity Distribution Agreement”) with
three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares
of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.

We issued
a total of 3,170,727 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and
net proceeds of approximately $19.4 million, net of commissions and fees, prior to its termination in August 2020.

On August 4, 2020, we entered into an equity distribution agreement (the “August 2020

Equity Distribution Agreement”) with four
sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of our
common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through
September 30, 2020, we issued a total of 3,073,326 shares under the August 2020 Equity Distribution

Agreement for aggregate gross
proceeds of approximately $15.8 million, and net proceeds of approximately $15.6 million,

net of commissions and fees.

Stock Repurchase Agreement

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock.
The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic
and market conditions, stock price, applicable legal requirements and other factors.

The authorization does not obligate the Company
to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion
without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an
additional 4,522,822 shares of the Company’s common stock. Coupled with the 783,757 shares remaining from the original 2,000,000
share authorization, the increased authorization brought the total authorization to 5,306,579 shares, representing 10% of the
Company’s then outstanding share count. This stock repurchase program has no termination date.

From the inception of the stock repurchase program through September 30, 2020, the

Company repurchased a total of 5,685,511
shares at an aggregate cost of approximately $40.4

million, including commissions and fees, for a weighted average price of $7.10

per
share.

During the nine months ended September 30, 2020, the Company repurchased

19,891 shares of its common at an aggregate
cost of approximately $0.1 million, including commissions and fees, for a weighted average price of $3.42 per share. The remaining
authorization under the repurchase program as of September 30, 2020 was 837,311 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●

interest rate trends;
●

the difference between Agency RMBS yields and our funding and hedging costs;
●

competition for, and supply of, investments in Agency RMBS;
●

actions taken by the U.S. government, including the presidential administration,

the Fed, the Federal Housing Financing
Agency (the “FHFA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;

●

prepayment rates on mortgages underlying our Agency RMBS and credit trends insofar as they affect prepayment rates; and
●

other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These
factors include:

●

our degree of leverage;
●

our access to funding and borrowing capacity;
●

our borrowing costs;
●

our hedging activities;
●

the market value of our investments; and
●

the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment
Company Act.

Results of

Operations

Described

below are

the Company’s

results of

operations

for the nine

and three

months ended

September

30, 2020,

as compared

to
the Company’s

results of

operations

for the nine

and three

months ended

September

30, 2019.

Net (Loss)

Income Summary

Net loss for

the nine months

ended September

30, 2020 was

$14.4 million,

or $0.22 per

share. Net

income for

the nine months
ended September

30, 2019 was

$5.7 million,

or $0.10 per

share.

Net income

for the three

months ended

September

30, 2020 was

$28.1
million, or

$0.42 per

share. Net

loss for the

three months

ended September

30, 2019 was

$8.5 million,

or $0.14 per

share.

The
components

of net (loss)

income for

the nine and

three months

ended September

30, 2020 and

2019, along

with the changes

in those
components

are presented

in the table

below:

(in thousands)
Nine Months Ended September 30, Three Months Ended, September 30,
2020 2019 Change 2020 2019 Change
Interest income $ 90,152 $ 104,795 $ (14,643) $ 27,223 $ 35,907 $ (8,684)
Interest expense (23,045) (63,644) 40,599 (2,043) (22,321) 20,278
Net interest income 67,107 41,151 25,956 25,180 13,586 11,594
(Losses) gains on RMBS and derivative contracts (73,712) (27,848) (45,864) 5,745 (19,431) 25,176
Net portfolio (loss) income (6,605) 13,303 (19,908) 30,925 (5,845) 36,770
Expenses (7,746) (7,650) (96) (2,849) (2,632) (217)
Net (loss) income $ (14,351) $ 5,653 $ (20,004) $ 28,076 $ (8,477) $ 36,553

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
Income Gains and Gains and Income Gains and Gains and
(GAAP) Losses
(1)
Losses (GAAP) Losses Losses
Three Months Ended
September 30, 2020 $ 28,076 $ 5,745 $ 22,331 $ 0.42 $ 0.09 $ 0.33
June 30, 2020 48,772 28,749 20,023 0.74 0.43 0.31
March 31, 2020 (91,199) (108,206) 17,007 (1.41) (1.68) 0.27
December 31, 2019 18,612 3,840 14,772 0.29 0.06 0.23
September 30, 2019 (8,477) (19,431) 10,954 (0.14) (0.32) 0.18
June 30, 2019 3,533 (7,670) 11,203 0.07 (0.15) 0.22
March 31, 2019 10,597 (747) 11,344 0.22 (0.02) 0.24
Nine Months Ended
September 30, 2020 $ (14,351) $ (73,712) $ 59,361 $ (0.22) $ (1.12) $ 0.90
September 30, 2019 5,653 (27,848) 33,501 0.10 (0.52) 0.62

(1)

Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on
interest rate swaps
.

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
Statement Securities Period Periods
(GAAP) Income (Loss) (Non-GAAP) (Non-GAAP)
Three Months Ended
September 30, 2020 $ 4,079 $ 3,467 $ (6,900) $ 7,512
June 30, 2020 (8,851) 1,715 (5,751) (4,815)
March 31, 2020 (82,858) (7,090) (4,900) (70,868)
December 31, 2019 10,792 (512) 3,823 7,481
September 30, 2019 (8,648) 2,479 1,244 (12,371)
June 30, 2019 (34,288) (1,684) 1,464 (34,068)
March 31, 2019 (19,032) (4,641) 2,427 (16,818)
Nine Months Ended
September 30, 2020 $ (87,630) $ (1,908) $ (17,551) $ (68,171)
September 30, 2019 (61,968) (3,846) 5,135 (63,257)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
Interest Expense on Borrowings
Gains
(Losses) on
Derivative
Instruments Net Interest Income
GAAP Attributed Economic GAAP Economic
Interest Interest to Current Interest Net Interest Net Interest
Income Expense Period
(1)
Expense
(2)
Income Income
(3)
Three Months Ended
September 30, 2020 $ 27,223 $ 2,043 $ (6,900) $ 8,943 $ 25,180 $ 18,280
June 30, 2020 27,258 4,479 (5,751) 10,230 22,779 17,028
March 31, 2020 35,671 16,523 (4,900) 21,423 19,148 14,248
December 31, 2019 37,529 20,022 3,823 16,199 17,507 21,330
September 30, 2019 35,907 22,321 1,244 21,077 13,586 14,830

June 30, 2019 36,455 22,431 1,464 20,967 14,024 15,488
March 31, 2019 32,433 18,892 2,427 16,465 13,541 15,968
Nine Months Ended
September 30, 2020 $ 90,152 $ 23,045 $ (17,551) $ 40,596 $ 67,107 $ 49,556
September 30, 2019 104,795 63,644 5,135 58,509 41,151 46,286

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

30, 2020,

we generated

$67.1 million

of net interest

income, consisting

of $90.2 million

of
interest income

from RMBS

assets offset

by $23.0 million

of interest

expense on

borrowings.

For the comparable

period ended
September

30, 2019,

we generated

$41.2 million

of net interest

income, consisting

of $104.8

million of

interest income

from RMBS

assets
offset by $63.6

million of

interest

expense on

borrowings.

The $14.6

million decrease

in interest

income was

due to a 51

basis point

("bps")
decrease in

the yield on

average RMBS,

combined with

a $71.4 million

decrease in

average RMBS.

The $40.6

million decrease

in interest
expense was

due to a 166

bps decrease

in the average

cost of funds,

combined with

an

$88.7 million

decrease in

average outstanding
borrowings.

On an economic

basis, our

interest

expense on

borrowings

for the nine

months ended

September

30, 2020 and

2019 was $40.6
million and

$58.5 million,

respectively, resulting

in $49.6 million

and $46.3

million of

economic net

interest income,

respectively.

During the

three months

ended September

30, 2020,

we generated

$25.2 million

of net interest

income, consisting

of $27.2 million

of
interest income

from RMBS

assets offset

by $2.0 million

of interest

expense on

borrowings.

For the three

months ended

September

30,
2019, we generated

$13.6 million

of net interest

income, consisting

of $35.9 million

of interest

income from

RMBS assets

offset by $22.3
million of

interest expense

on borrowings.

The $8.7 million

decrease in

interest income

was due to

a 73 bps decrease

in the yield

on
average RMBS,

combined with

a $251.5 million

decrease in

average RMBS.

The $20.3

million decrease

in interest

expense was

due to a
225 bps decrease

in the average

cost of funds,

combined with

a $343.7 million

decrease in

average outstanding

borrowings.

On an economic

basis, our

interest

expense on

borrowings

for the three

months ended

September

30, 2020 and

2019 was $8.9
million and

$21.1 million,

respectively, resulting

in $18.3 million

and $14.8

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
Held
(1)
Income RMBS Borrowings
(1)
Basis Basis
(2)
Basis Basis
(3)
Three Months Ended
September 30, 2020 $ 3,422,564 $ 27,223 3.18% $ 3,228,021 $ 2,043 $ 8,943 0.25% 1.11%
June 30, 2020 3,126,779 27,258 3.49% 2,992,494 4,479 10,230 0.60% 1.37%
March 31, 2020 3,269,859 35,671 4.36% 3,129,178 16,523 21,423 2.11% 2.74%
December 31, 2019 3,705,920 37,529 4.05% 3,631,042 20,022 16,199 2.21% 1.78%
September 30, 2019 3,674,087 35,907 3.91% 3,571,752 22,321 21,077 2.50% 2.36%
June 30, 2019 3,307,885 36,455 4.41% 3,098,133 22,431 20,967 2.90% 2.71%
March 31, 2019 3,051,509 32,433 4.25% 2,945,895 18,892 16,465 2.57% 2.24%
Nine Months Ended
September 30, 2020 $ 3,273,068 $ 90,152 3.67% $ 3,116,564 $ 23,045 $ 40,596 0.99% 1.74%

September 30, 2019 3,344,494 104,795 4.18% 3,205,260 63,644 58,509 2.65% 2.43%

($ in thousands)
Net Interest Income Net Interest Spread
GAAP Economic GAAP Economic
Basis Basis
(2)
Basis Basis
(4)
Three Months Ended
September 30, 2020 $ 25,180 $ 18,280 2.93% 2.07%
June 30, 2020 22,779 $ 17,028 2.89% 2.12%
March 31, 2020 19,148 14,248 2.25% 1.62%
December 31, 2019 17,507 21,330 1.84% 2.27%
September 30, 2019 13,586 14,830 1.41% 1.55%
June 30, 2019 14,024 15,488 1.51% 1.70%
March 31, 2019 13,541 15,968 1.68% 2.01%
Nine Months Ended
September 30, 2020 $ 67,107 $ 49,556 2.68% 1.93%
September 30, 2019 41,151 46,286 1.53% 1.75%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 34 and 35 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.
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

September

30, 2020 and

2019 was $90.2

million and

$104.8 million,

respectively.

We
had average

RMBS holdings

of $3,273.1

million and

$3,344.5 million

for the nine

months ended

September

30, 2020 and

2019,
respectively.

The yield on

our portfolio

was 3.67%

and 4.18%

for the nine

months ended

September

30, 2020 and

2019, respectively.

For
the nine months

ended September

30, 2020 as

compared to

the nine months

ended September

30, 2019,

there was a

$14.6 million
decrease in

interest income

due to the

51 bps decrease

in the yield

on average

RMBS, combined

with the $71.4

million decrease

in
average RMBS.

Our interest

income for

the three

months ended

September

30, 2020 and

2019 was $27.2

million and

$35.9 million,

respectively.

We
had average

RMBS holdings

of $3,422.6

million and

$3,674.1 million

for the three

months ended

September

30, 2020 and

2019,
respectively.

The yield on

our portfolio

was 3.18%

and 3.91%

for the three

months ended

September 30,

2020 and 2019,

respectively. For
the three

months ended

September

30, 2020 as

compared to

the three

months ended

September

30, 2019,

there was

an

$8.7 million
decrease in

interest income

due to the

73 bps decrease

in the yield

on average

RMBS,

combined with

the $251.5

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

($ in thousands)
Average RMBS Held Interest Income Realized Yield on Average RMBS
PT Structured PT Structured PT Structured
RMBS RMBS Total RMBS RMBS Total RMBS RMBS Total
Three Months Ended
September 30, 2020 $ 3,389,037 $ 33,527 $ 3,422,564 $ 27,021 $ 202 $ 27,223 3.19% 2.41% 3.18%
June 30, 2020 3,088,603 38,176 3,126,779 $ 27,004 254 27,258 3.50% 2.67% 3.49%

March 31, 2020 3,207,467 62,392 3,269,859 35,286 385 35,671 4.40% 2.47% 4.36%
December 31, 2019 3,611,461 94,459 3,705,920 36,600 929 37,529 4.05% 3.93% 4.05%
September 30, 2019 3,558,075 116,012 3,674,087 36,332 (425) 35,907 4.08% (1.47)% 3.91%
June 30, 2019 3,181,976 125,909 3,307,885 34,992 1,463 36,455 4.40% 4.65% 4.41%
March 31, 2019 2,919,415 132,094 3,051,509 30,328 2,105 32,433 4.16% 6.37% 4.25%
Nine Months Ended
September 30, 2020 $ 3,228,369 $ 44,699 $ 3,273,068 $ 89,311 $ 841 $ 90,152 3.69% 2.51% 3.67%
September 30, 2019 3,219,822 124,672 3,344,494 101,652 3,143 104,795 4.21% 3.36% 4.18%

Interest Expense and the Cost of Funds

We had average

outstanding

borrowings

of $3,116.6 million

and $3,205.3

million and

total interest

expense of

$23.0 million

and $63.6
million for

the nine months

ended September

30, 2020 and

2019, respectively.

Our average

cost of funds

was 0.99%

for the nine

months
ended September

30, 2020,

compared to

2.65% for

the comparable

period in

2019.

The $40.6

million decrease

in interest

expense was
due to the

166 bps decrease

in the average

cost of funds,

combined with

an

$88.7 million

decrease

in average

outstanding

borrowings
during the

nine months

ended September

30, 2020 as

compared to

the nine months

ended September

30, 2019.

Our economic

interest expense

was $40.6

million and

$58.5 million

for the nine

months ended

September

30, 2020 and

2019,
respectively. There

was a 69 bps

decrease in

the average

economic cost

of funds to

1.74% for

the nine months

ended September

30,
2020 from

2.43% for

the nine months

ended September

30, 2019.

We had average

outstanding

borrowings

of $3,228.0

million and

$3,571.8 million

and total

interest

expense of

$2.0 million

and $22.3
million for

the three

months ended

September

30, 2020 and

2019,

respectively. Our

average cost

of funds was

0.25% and

2.50% for

three
months ended

September

30, 2020 and

2019, respectively.

There was

a 225 bps

decrease in

the average

cost of funds

and a $343.7
million decrease

in average

outstanding

borrowings

during the

three months

ended September

30, 2020,

compared to

the three

months
ended September

30, 2019.

Our economic

interest expense

was $8.9 million

and $21.1

million for

the three

months ended

September

30, 2020 and

2019,
respectively. There

was a 125

bps decrease

in the average

economic cost

of funds to

1.11% for the three

months ended

September 30,
2020 from

2.36% for

the three

months ended

September

30, 2019.

Since all of

our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense. Our

average cost
of funds calculated

on a GAAP

basis was 8

bps above the

average one-month

LIBOR and

10 bps below

the average

six-month

LIBOR for
the quarter

ended September

30, 2020.

Our average

economic cost

of funds was

94 bps above

the average

one-month

LIBOR and

76
bps above the

average six-month

LIBOR for

the quarter

ended September

30, 2020.

The average

term to maturity

of the outstanding
repurchase

agreements

increased

to 60 days

at September

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

($ in thousands)
Average Interest Expense Average Cost of Funds
Balance of GAAP Economic GAAP Economic
Borrowings Basis Basis Basis Basis
Three Months Ended
September 30, 2020 $ 3,228,021 $ 2,043 $ 8,943 0.25% 1.11%
June 30, 2020 2,992,494 4,479 10,230 0.60% 1.37%
March 31, 2020 3,129,178 16,523 21,423 2.11% 2.74%
December 31, 2019 3,631,042 20,022 16,199 2.21% 1.78%

September 30, 2019 3,571,752 22,321 21,077 2.50% 2.36%
June 30, 2019 3,098,133 22,431 20,967 2.90% 2.71%
March 31, 2019 2,945,895 18,892 16,465 2.57% 2.24%
Nine Months Ended
September 30, 2020 $ 3,116,564 $ 23,045 $ 40,596 0.99% 1.74%
September 30, 2019 3,205,260 63,644 58,509 2.65% 2.43%

Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
September 30, 2020 0.17% 0.35% 0.08% (0.10)% 0.94% 0.76%
June 30, 2020 0.55% 0.70% 0.05% (0.10)% 0.82% 0.67%
March 31, 2020 1.34% 1.43% 0.77% 0.68% 1.40% 1.31%
December 31, 2019 1.90% 1.98% 0.31% 0.23% (0.12)% (0.20)%
September 30, 2019 2.22% 2.18% 0.28% 0.32% 0.14% 0.18%
June 30, 2019 2.45% 2.49% 0.45% 0.41% 0.26% 0.22%
March 31, 2019 2.51% 2.77% 0.06% (0.20)% (0.27)% (0.53)%
Nine Months Ended
September 30, 2020 0.68% 0.83% 0.31% 0.16% 1.06% 0.91%
September 30, 2019 2.39% 2.48% 0.26% 0.17% 0.04% (0.05)%

Gains or Losses

The table

below presents

our gains

or losses for

the nine and

three months

ended September

30, 2020 and

2019.

(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2020 2019 Change 2020 2019 Change
Realized (losses) gains on sales of RMBS $ (24,522) $ (5,135) $ (19,387) $ 498 $ (5,491) $ 5,989
Unrealized gains (losses) on RMBS 38,440 39,255 (815) 1,168 (5,292) 6,460
Total gains

(losses) on RMBS
13,918 34,120 (20,202) 1,666 (10,783) 12,449
Losses on interest rate futures (13,161) (20,421) 7,260 (119) (893) 774
(Losses) gains on interest rate swaps (67,713) (36,322) (31,391) 489 (9,918) 10,407
(Losses) gains on payer swaptions (4,848) (1,379) (3,469) 242 (316) 558
(Losses) gains on TBA securities (1,813) (3,846) 2,033 3,431 2,479 952
(Losses) gains on U.S. Treasury securities -
short
(95) - (95) 36 - 36
Total (losses)

gains from derivative instruments
(87,630) (61,968) (25,662) 4,079 (8,648) 12,727

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

30, 2020 and

2019, we received

proceeds of

$2,692.2 million

and $1,948.1

million,
respectively, from

the sales of

RMBS.

Most of these

sales during

the nine months

ended September

30, 2020 occurred

during the

second
half of March

2020 as we

sold assets

in order to

maintain sufficient

cash and liquidity

and reduce

risk associated

with the market

turmoil
brought about

by COVID-19.

During the

three months

ended September

30, 2020 and

2019, we received

proceeds of

$668.9 million

and
$258.3 million,

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

5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
LIBOR
(3)
September 30, 2020 0.27% 0.68% 2.39% 2.89% 0.24%
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

Rate Mortgage Rates are obtained from Freddie Mac’s

Primary Mortgage Market Survey.

(3)

Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.

Expenses

For the nine

and three months

ended September

30, 2020, the

Company’s total

operating expenses

were approximately
$7.7 million

and $2.8 million,

respectively, compared

to approximately

$7.7 million

and $2.6 million,

respectively, for the

nine
and three months

ended September

30, 2019.

The table below

presents a breakdown

of operating

expenses for

the nine and
three months

ended September

30, 2020 and

2019.

(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2020 2019 Change 2020 2019 Change
Management fees $ 3,897 $ 4,051 $ (154) $ 1,252 $ 1,440 $ (188)
Overhead allocation 1,072 1,001 71 377 351 26
Accrued incentive compensation (117) (53) (64) 158 173 (15)
Directors fees and liability insurance 750 750 - 242 260 (18)
Audit, legal and other professional fees 841 886 (45) 240 221 19
Direct REIT operating expenses 852 790 62 406 130 276
Other administrative 451 225 226 174 57 117
Total expenses $ 7,746 $ 7,650 $ 96 $ 2,849 $ 2,632 $ 217

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

●

One-twelfth of 1.5% of the first $250 million of the Company’s month end equity, as defined in the management agreement,
●

One-twelfth of 1.25% of the Company’s month end equity that is greater than $250 million and less than or equal to $500
million, and
●

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

($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
September 30, 2020 $ 3,422,564 $ 368,588 $ 1,252 $ 377 $ 1,629
June 30, 2020 3,126,779 361,093 1,268 348 1,616
March 31, 2020 3,269,859 376,673 1,377 347 1,724
December 31, 2019 3,705,920 414,018 1,477 379 1,856
September 30, 2019 3,674,087 394,788 1,440 351 1,791
June 30, 2019 3,307,885 363,961 1,326 327 1,653
March 31, 2019 3,051,509 363,204 1,285 323 1,608
Nine Months Ended
September 30, 2020 $ 3,273,068 $ 368,785 $ 3,897 $ 1,072 $ 4,969
September 30, 2019 3,344,494 373,984 4,051 1,001 5,052

Financial

Condition:

Mortgage-Backed Securities

As of September

30, 2020,

our RMBS portfolio

consisted of

$3,540.4 million

of Agency RMBS

at fair value

and had a

weighted
average coupon

on assets of

3.62%.

During the

nine months

ended September

30, 2020,

we received

principal repayments

of $384.3
million compared

to $389.5

million for

the nine months

ended September

30, 2019.

The average

prepayment

speeds for

the quarters
ended September

30, 2020 and

2019 were

17.0% and

16.4%, respectively.

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
September 30, 2020 14.3 40.4 17.0
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
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
September 30, 2020
Adjustable Rate RMBS $ 960 0.0% 3.64% 167 1-Sep-35
Fixed Rate RMBS 3,357,501 94.8% 3.57% 339 1-Sep-50
Fixed Rate CMOs 151,110 4.3% 4.00% 316 15-Dec-42
Total Mortgage-backed Pass-through 3,509,571 99.1% 3.59% 338 1-Sep-50
Interest-Only Securities 30,796 0.9% 4.00% 270 25-Jul-48
Total Structured RMBS 30,796 0.9% 4.00% 270 25-Jul-48
Total Mortgage Assets $ 3,540,367 100.0% 3.62% 332 1-Sep-50
December 31, 2019
Adjustable Rate RMBS $ 1,014 0.0% 4.51% 176 1-Sep-35
Fixed Rate RMBS 3,206,013 89.3% 3.90% 342 1-Dec-49
Fixed Rate CMOs 299,205 8.3% 4.20% 331 15-Oct-44
Total Mortgage-backed Pass-through 3,506,232 97.6% 3.92% 341 1-Dec-49
Interest-Only Securities 60,986 1.7% 3.99% 280 25-Jul-48
Inverse Interest-Only Securities 23,703 0.7% 3.34% 285 15-Jul-47
Total Structured RMBS 84,689 2.4% 3.79% 281 25-Jul-48
Total Mortgage Assets $ 3,590,921 100.0% 3.90% 331 1-Dec-49

($ in thousands)
September 30, 2020 December 31, 2019
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 2,151,928 60.8% $ 2,170,668 60.4%
Freddie Mac 1,388,439 39.2% 1,420,253 39.6%
Total Portfolio $ 3,540,367 100.0% $ 3,590,921 100.0%

September 30, 2020 December 31, 2019
Weighted Average Pass-through Purchase Price $ 107.30 $ 105.16
Weighted Average Structured Purchase Price $ 20.14 $ 18.15
Weighted Average Pass-through Current Price $ 110.14 $ 106.26
Weighted Average Structured Current Price $ 10.26 $ 13.85
Effective Duration
(1)
1.790 2.780

(1)

Effective duration is the approximate percentage change

in price for a 100 bps change in rates.

An effective duration of 1.790 indicates that an
interest rate increase of 1.0% would be expected to cause a 1.790% decrease in the value of the RMBS in the Company’s investment

portfolio
at September 30, 2020.

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

The following

table presents

a summary

of portfolio

assets acquired

during the nine

months ended

September 30,

2020
and 2019,

including securities

purchased during

the period

that settled

after the end

of the period,

if any.

($ in thousands)
2020 2019
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
Pass-through RMBS $ 3,012,072 $ 107.22 1.67% $ 3,083,929 $ 104.77 3.06%
Structured RMBS - - - 12,265 18.06 7.82%

Borrowings

As of September

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

As of September

30, 2020,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$3,281.3 million

with a
net weighted

average borrowing

cost of 0.24%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from
1 to 225 days,

with a weighted

average remaining

maturity of

60 days.

Securing the

repurchase

agreement

obligations

as of September
30, 2020 are

RMBS with

an estimated

fair value,

including accrued

interest,

of approximately

$3,426.3 million

and a weighted

average
maturity

of 341 months,

and cash pledged

to counterparties

of approximately

$24.8 million.

Through October

30, 2020,

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
September 30, 2020 $ 3,281,303 $ 3,286,454 $ 3,228,021 $ 53,282 1.65%
June 30, 2020 3,174,739 3,235,370 2,992,494 182,245 6.09%
March 31, 2020 2,810,250 4,297,621 3,129,178 (318,928) (10.19)%
(1)
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

Liquidity and Capital Resources

Liquidity is

our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead,

fulfill margin

calls and

pay dividends.

Our principal

immediate sources

of liquidity

include cash

balances, unencumbered
assets and

borrowings

under repurchase

agreements.

Our borrowing

capacity will

vary over time

as the market

value of our

interest
earning assets

varies.

Our balance

sheet also

generates

liquidity

on an on-going

basis through

payments of

principal and

interest

we
receive on

our RMBS

portfolio.

Despite the

dislocations

in the financial

and mortgage

markets and

the economic

impacts resulting

from
COVID-19,

management

believes that

we currently

have sufficient

liquidity and

capital resources

available for

(a) the acquisition

of
additional

investments

consistent

with the size

and nature

of our existing

RMBS portfolio,

(b) the repayments

on borrowings

and (c) the
payment of

dividends to

the extent

required for

our continued

qualification

as a REIT.

We may also

generate liquidity

from time

to time by
selling our

equity or

debt securities

in public offerings

or private

placements.

Because our

PT RMBS portfolio

consists entirely

of government

and agency

securities,

we do not

anticipate

having difficulty
converting

our assets

to cash should

our liquidity

needs ever

exceed our

immediately

available

sources of

cash.

Our structured

RMBS

portfolio

also consists

entirely of

governmental

agency securities,

although they

typically

do not trade

with comparable

bid / ask spreads

as
PT RMBS.

However, we anticipate

that we would

be able to

liquidate such

securities

readily, even in

distressed

markets, although

we
would likely

do so at prices

below where

such securities

could be sold

in a more

stable market.

To enhance our liquidity

even further,

we
may pledge

a portion

of our structured

RMBS as part

of a repurchase

agreement

funding, but

retain the

cash in lieu

of acquiring

additional
assets.

In this way

we can, at

a modest cost,

retain higher

levels of

cash on hand

and decrease

the likelihood

we will have

to sell assets

in
a distressed

market in order

to raise cash.

Our strategy

for hedging

our funding

costs typically

involves taking

short positions

in interest

rate futures,

treasury futures,

interest rate
swaps, interest

rate swaptions

or other instruments.

When the market

causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can reduce

our liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

via margin

calls to offset

the derivative

related margin

calls. If

this were

to occur in

sufficient
magnitude,

the loss of

liquidity might

force us to

reduce the

size of the

levered portfolio,

pledge additional

structured

securities

to raise
funds or risk

operating

the portfolio

with less liquidity.

Our master

repurchase

agreements

have no stated

expiration,

but can be

terminated

at any time

at our option

or at the

option of the
counterparty. However,

once a definitive

repurchase

agreement

under a master

repurchase

agreement

has been entered

into, it generally
may not be

terminated

by either

party.

A negotiated

termination

can occur, but

may involve

a fee to

be paid by

the party

seeking to
terminate

the repurchase

agreement

transaction,

as it did during

the three

months ended

March 31,

2020.

Under our

repurchase

agreement funding

arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the market

value of the
asset collateralizing

the financing

transaction

declines, the

market value

of our posted

margin will

be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases in

value, we

would be over

collateralized

and we
would be entitled

to have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as needed,

as do we.

Typically, but not always,

the parties

agree to a

minimum
threshold

amount for

margin calls

so as to avoid

the need for

nuisance margin

calls on a

daily basis.

Our master

repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis. Throughout

the nine months
ended September

30, 2020,

haircuts on

our pledged

collateral

remained stable

and as of September

30, 2020,

our weighted

average
haircut was

approximately

4.9% of the

value of our

collateral.

As discussed

earlier, we invest

a portion

of our capital

in structured

Agency RMBS.

We generally

do not apply

leverage to

this portion
of our portfolio.

The leverage

inherent in

structured

securities

replaces the

leverage obtained

by acquiring

PT securities

and funding

them
in the repurchase

market.

This structured

RMBS strategy

has been a

core element

of the Company’s

overall investment

strategy since
inception.

However, we have

and may continue

to pledge

a portion

of our structured

RMBS in order

to raise our

cash levels,

but generally
will not pledge

these securities

in order to

acquire additional

assets.

The following

table summarizes

the effect on

our liquidity

and cash flows

from contractual

obligations

for repurchase

agreements

and
interest expense

on repurchase

agreements.

(in thousands)
Obligations Maturing
Within One
Year
One to Three
Years
Three to Five
Years
More than
Five Years Total
Repurchase agreements $ 3,281,303 $ - $ - $ - $ 3,281,303
Interest expense on repurchase agreements
(1)
2,062 - - - 2,062
Totals $ 3,283,365 $ - $ - $ - $ 3,283,365

(1)

Interest expense

on repurchase

agreements is

based on current

interest rates

as of September

30, 2020 and

the remaining

term of the liabilities
existing at

that date.

In future

periods, we

expect to continue

to finance

our activities

in a manner

that is consistent

with our current

operations

through
repurchase

agreements.

As of September

30, 2020,

we had cash

and cash equivalents

of $199.8

million.

We generated

cash flows

of
$475.8 million

from principal

and interest

payments on

our RMBS

and had average

repurchase

agreements

outstanding

of $3,116.6 million
during the

nine months

ended September

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

On January 23, 2020, we entered into an equity distribution agreement (the “January

2020 Equity Distribution Agreement”) with
three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares
of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions.

We issued
a total of 3,170,727 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and
net proceeds of approximately $19.4 million, net of commissions and fees, prior to its termination in August 2020.

On August 4, 2020, we entered into an equity distribution agreement (the “August 2020

Equity Distribution Agreement”) with four
sales agents pursuant to which we may offer and sell, from

time to time, up to an aggregate amount of $150,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through
September 30, 2020, we issued a total of 3,073,326 shares under the August 2020 Equity Distribution

Agreement for aggregate gross
proceeds of approximately $15.8 million, and net proceeds of approximately $15.6 million,

net of commissions and fees.

Outlook

Economic Summary

The COVID-19

coronavirus

that emerged in

China in late

2019 and spread

to the U.S.

during the first

quarter of 2020
continues to

be the driving

force behind

economic activity

both in the U.S.

and abroad.

As reported

in our second

quarter
earnings release,

cases of COVID-19

were starting

to surge in the

U.S. starting

in mid-June.

This surge

lasted into

July and
August, particularly

in the south

and warmer

states.

By late summer

the surge subsided

and economic

optimism rebounded
as evidenced

by most measures

of economic

activity.

As the weather

turns colder

in the fall

and people spend

more time
indoors,

cases could

start to increase

again.

This appears

to be happening

as we enter

the fourth quarter,

especially

in
northern states

across the

U.S. and Europe.

To date governments have

not responded

with such drastic

measures such

as
shelter in

place orders

like we saw in

the spring.

In contrast

with the spring

and summer, hospitalizations

and serious cases
appear to be

occurring less

frequently, and the medical

community

appears more

adept at dealing

with the more

severe cases.

The economic

recovery from

the severe contraction

that occurred

in the spring

continues.

However, the “V”

shaped days
of the recovery

are over, at least

on a broad basis.

Growth is

very uneven

with certain

sectors approaching

levels of activity
last seen before

the onset of

the pandemic,

while others

remain far

short of such

levels.

A few sectors

have surpassed

pre-

pandemic levels

– importantly

housing among

them, as well

as retail sales.

However, the leisure

and hospitality

sectors
remain far

below pre-pandemic

activity levels

and are not

expected to fully

recover in

the near term.

The consequence

of the
unbalanced recovery

is a labor

market that

still has a

long way to

go to get back

to February

2020 levels,

as the unemployment
rate was reported

at 7.9% in

early October.

While progress

towards finding

a vaccine continues,

with many efforts

showing
considerable

promise, widespread

access to a

viable vaccine

appears to be

months away.

Progress has

also been made

on
the treatment

and testing

side of the

pandemic,

especially

with respect

to the latter.

The lower death

and hospitalization

rates
may be a result

of the former.

Legislative

Response and

the Federal

Reserve

Congress passed

the CARES Act

(described

below) quickly

in response

to the pandemic’s

emergence this

spring and
followed with

additional legislation

over the ensuing

months.

However, as certain

provisions of

the CARES Act

have expired,
such as supplemental

unemployment

insurance at

the end of July, there

appears to

be a need for

additional stimulus

for the
economy to deal

with the uneven

recovery and

still high

level of unemployment.

However, the government

has been unable

to
reach an agreement

on additional

measures. It

appears the politicians

in Washington and

the national

media are focused

on
the presidential

election on

November 3rd

and a compromise

on additional

stimulus may

have to wait

until after

then.

The Fed
on the other

hand has provided,

and continues

to provide,

as much support

to the markets

and the economy

as it can within
the constraints

of its mandate.

During the third

quarter of 2020,

the Fed unveiled

a new monetary

policy framework

that will
allow the Fed

Funds rate to

remain quite

low, even if inflation

is expected

to temporarily

surpass the

2% target level.

Further,
the Fed will

look past the

presence of very

tight labor

markets, should

they be present

at the time.

This marks

a significant

shift
from their

prior policy

framework,

which

was focused

on the unemployment

rate as a key

indicator of

impending inflation.

Adherence to

this policy

could steepen

the U.S. Treasury

curve as short

term rates could

remain low

for a considerable

period
but longer term

rates could

rise given the

Fed’s

intention to

let inflation

potentially

run above 2%

in the future

as the economy
more fully

recovers.

Interest Rates

Interest rates

remained in

a tight range

throughout the

third quarter

of 2020 and seem

likely to do

so for the short

to
medium term,

especially given

the change to

the Fed’s monetary

policy framework.

With realized

levels of volatility

low, implied
volatility

is also very

low by historical

norms.

Mortgage rates

continue to slowly

decline,

however, as originators

slowly add
capacity and

can handle ever

increasing

levels of production

volume.

The spread between

rates available

to borrowers

and
the implied

yield on a current

coupon mortgage,

known as

the Primary/Secondary

spread, has continued

to compress.

The
spread is still

above long-term

average levels

so further

compression

is possible,

meaning either

rates available

to borrowers
can remain

at current

levels should

U.S. Treasury

rates increase,

or they could

move lower

if U.S. Treasury

rates remain
stable.

In either case,

prepayment

levels on RMBS

securities

are likely

to remain high

for the foreseeable

future.

The Agency RMBS

Market

The Agency RMBS

market continues

to be essentially

bifurcated with

two separate

and distinct

sub-markets.

Lower
coupon fixed

rate mortgages,

coupons

of 1.5% through

2.5%,

are, or will

be soon in the

case of 1.5%

coupons,

the focus of
daily purchases

by the Fed.

Fed purchase

activity maintains

substantial

price pressure

under these coupons,

and they benefit
from attractive

TBA dollar roll

drops.

Higher coupons

in the TBA market

do not have the

benefit of Fed

purchases and

trade
poorly.

Importantly,

the Fed tends

to take

the worst

performing

collateral out

of the market.

The absence of

Fed purchases
means the market

is left to

absorb very

high prepayment

speeds on these

securities.

For these coupons,

specified pools

are in
very high demand

and trade at

very high premiums.

These premiums

continue to rise

as prepayment

activity remains

very
elevated and

is likely

to do so for

some time.

This dynamic

has existed

since March

and is likely

to continue.

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

goals. On September

16, 2020, the

Federal
Open Market

Committee

(“FOMC”) reaffirmed

this commitment,

as well as

an intention

to allow inflation

to climb modestly
above their

2% target and

maintain that

level for a

period sufficient

for inflation

to average 2%

long term.

In response

to the deterioration

in the markets

for U.S.

Treasuries, Agency

MBS and other

mortgage and

fixed income
markets as

investors liquidated

investments

in response

to the economic

crisis resulting

from the actions

to contain

and
minimize the

impacts of

the COVID-19

pandemic, on

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

On September

16, 2020, the

FOMC
reaffirmed this

commitment.

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

Various provisions

of
the CARES Act

began to expire

in July 2020,

including a

moratorium

on evictions

(July 25, 2020),

expanded unemployment
benefits (July

31, 2020), and

a moratorium

on foreclosures

(August 31, 2020).

Additional legislative

relief efforts

stalled in
Congress, and

expectations

for a compromise

prior to the

2020 election

are low. On August

8, 2020, President

Trump issued
Executive Order

13945, directing

the Department

of Health and

Human Services,

the Centers

for Disease

Control and
Prevention (“CDC”),

the Department

of Housing and

Urban Development,

and Department

of the Treasury

to take measures

to
temporarily

halt residential

evictions and

foreclosures,

including through

temporary financial

assistance.

On September

4,
2020, the CDC

issued guidance

extending eviction

moratoriums

for covered persons

through the end

of 2020.

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

On June 30, 2020,

the FHFA released

a proposed rule

on a new regulatory

framework

for the GSEs

which seeks

to

implement both

a risk-based

capital framework

and minimum leverage

capital requirements.

On September

25, 2020, the
Financial Stability

Oversight Council

released a statement

on the proposed

rule cautioning

that, in its

opinion, the

credit risk
requirements

were too low

relative to other

credit providers

and would maintain

a significant

concentration

of risk in

the GSEs.
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

December 31,

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

Effective January

1, 2021, Fannie

Mae, in alignment

with Freddie

Mac, will

extend the timeframe

for its delinquent

loan
buyout policy

for Single-Family

Uniform Mortgage-Backed

Securities

(UMBS) and Mortgage-Backed

Securities

(MBS) from
four consecutively

missed monthly

payments to

twenty-four

consecutively

missed monthly

payments (i.e.,

24 months past
due). This

new timeframe

will apply

to outstanding

single-family

pools and newly

issued single-family

pools and will

first be
reflected when

January 2021

factors are

released on

the fourth

business day

in February

2021.

For Agency RMBS

investors, when

a delinquent

loan is bought

out of a pool

of mortgage

loans, the removal

of the loan
from the pool

is the same

as a total prepayment

of the loan.

The respective

GSEs currently

anticipate,

however, that
delinquent loans

will be repurchased

in most cases

before the 24-month

deadline under

one of the exceptions

listed below.
Exceptions include:

• a

loan that is

paid in full,

or where the

related lien

is released

and/or the

note debt is

satisfied or

forgiven;
• a

loan repurchased

by a seller/servicer

under applicable

selling and

servicing

requirements;
• a

loan entering

a permanent

modification,

which generally

requires it

to be removed

from the MBS.

During any
modification

trial period,

the loan will

remain in the

MBS until the

trial period

ends;
• a

loan subject

to a short sale

or deed-in-lieu

of foreclosure;
• a

loan referred

to foreclosure.

Because of these

exceptions,

the GSEs currently

believe based

on prevailing

assumptions

and market conditions

this
change will

have only a

marginal impact

on prepayment

speeds, in aggregate.

Cohort level

impacts may

vary. For example,
more than half

of loans referred

to foreclosure

are historically

referred within

six months of

delinquency. The degree

to which
speeds are affected

depends on

delinquency

levels, borrower

response, and

referral to

foreclosure

timelines.

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

market,

a commitment

it reaffirmed

on June 30, 2020

and September

16, 2020. If

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

Summary

COVID-19 continues

to dominate the

performance

of the markets

and economy.

While both have

recovered from

the
depths of March,

especially

the financial

markets, the

economy continues

to languish.

The recovery

has proven to

be very
uneven, with

some sectors

back to or near

pre-pandemic

levels of activity

while others

remain far

below with little

prospect for
getting back

to those levels

soon.

The unemployment

rate remains

elevated – with

the most recent

read at 7.9%

- as millions
of Americans

remain out

of work.

The Fed has taken,

and continues

to take,

steps to support

markets and

the economy.

However, much needed

additional
stimulus from

Washington and the

federal government

has been absent

since the end

of the second

quarter.

The federal
government,

with a presidential

election on

the horizon

in November, appears

hopelessly

caught up in

partisan politics

and
unable to agree

on another round

of stimulus.

Interest rates

continue to trade

in a narrow

range and at extremely

low levels.

The market

expects the

Fed Funds rate

to remain at

the effective

lower bound

near zero

for an extended

period of time,

even
more so after

the Fed altered

its monetary

policy framework

during the third

quarter.

Henceforth,

the Fed appears

to be willing
to let inflation

run above the

2% target level,

even when unemployment

is very low, before

removing accommodation.

The Agency RMBS

market continues

to be bifurcated

between the

production coupons

– the target

of Fed asset
purchases –

and higher

coupons in specified

pool form.

The TBA market

for higher

coupons remains

weak as the

sector lacks
support form

the Fed and prepayment

speeds are extremely

high, resulting

in poor expected

returns for

investors.

This leads
investors to

look to the

specified pool

market – with

lower expected

prepayment speeds

– for attractive

returns.

Since the economy

cannot fully

recover absent

the containment

of the COVID-19

pandemic,

which is not

expected to
occur in the

near term,

current market

conditions are

likely to persist.

As a result,

we expect prepayment

speeds will

remain
elevated, the

Fed will be

active in the

Agency RMBS

market with

asset purchases,

funding levels

will remain

low and the most
attractive

returns available

will be either

in the TBA dollar

roll market

with lower

coupons or with

specified pools

in higher
coupons.

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
31, 2019.

Capital Expenditures

At September 30, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any off-balance sheet arrangements.

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

(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $ 1.395 $ 4,662
2014 2.160 22,643
2015 1.920 38,748
2016 1.680 41,388
2017 1.680 70,717
2018 1.070 55,814
2019 0.960 54,421
2020 - YTD
(1)
0.660 44,055
Totals $ 11.525 $ 332,448

(1)

On October 14, 2020, the Company declared a dividend of $0.065 per share to be paid on November 25, 2020.

The effect of this dividend is
included in the table above, but is not reflected in the Company’s financial statements as of September 30, 2020.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2020 and December 31, 2019, assuming rates instantaneously fall 200 bps, fall
100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2020 and December 31, 2019.

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

Interest Rate Sensitivity
(1)
Portfolio
Market Book
Change in Interest Rate Value
(2)(3)
Value
(2)(4)
As of September 30, 2020
-200 Basis Points 2.29% 21.52%
-100 Basis Points 1.07% 10.10%
-50 Basis Points 0.48% 4.54%
+50 Basis Points (0.42)% (3.92)%
+100 Basis Points (1.38)% (12.99)%
+200 Basis Points (4.55)% (42.74)%
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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September
30, 2020, we had unrestricted cash and cash equivalents of $199.8 million and unpledged securities of approximately
$124.2 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-
rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our hedging instrument expirations are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments.
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
ended September

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
Repurchased
(1)
Per Share Programs
(2)
the Authorization
(2)
July 1, 2020 - July 31, 2020 - $ - - 837,311
August 1, 2020 - August 31, 2020 - - - 837,311
September 1, 2020 - September 30, 2020 303 5.05 - 837,311
Totals / Weighted Average 303 $ 5.05 - 837,311

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

Orchid Island Capital, Inc .
Registrant
Date:

October 30, 2020
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
Date:

October 30, 2020
By: /s/ George H. Haas, IV
George H. Haas,

IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)