Form 10-K/A
period 2020-12-31
Orchid Island Capital, Inc.
filed 2021-03-15
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒
ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the fiscal year ended
December 31, 2020

☐
TRANSITION REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __ to __
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
☐

Indicate by check mark

whether the registrant has

filed a report on and

attestation to its management's assessment

of the effectiveness of

its internal
control over financial

reporting under Section

404(b) of the

Sarbanes-Oxley Act (15

U.S.C. 7262(b)) by

the registered public

accounting firm that
prepared or issued its audit report.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes
☐

No
☒

As of June 30, 2020 the aggregate market value of the common stock held by nonaffiliates was $
298,895,633
Number of shares outstanding at March 11, 2021:
94,321,365

DOCUMENTS INCORPORATED

BY REFERENCE:

Portions of the Registrant's definitive

Proxy Statement, to be issued

in connection with the 2021

Annual Meeting of Stockholders
of the Registrant, are incorporated by reference

into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

On February 26, 2021, Orchid Island Capital, Inc. (the “Company”) filed its annual report on Form 10-K for the fiscal year ended
December 31, 2020 (“2020 Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to correct typographical errors that resulted during the creation of the EDGAR version of the 2020 Form 10-K. These typographical errors are limited to correcting the numbering of the notes to the financial statements included in Item 8.
Except as described above, no changes have been made to the 2020 Form 10-K, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the 2020 Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to February 26, 2021. Accordingly, this Amendment No. 1 should be read in conjunction with the 2020 Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits hereto.

ITEM 8. FINANCIAL

STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial

Statements

Page
Report of

Independent

Registered

Public Accounting

Firm
2
Balance Sheets 4
Statements

of Operations
5
Statements

of Stockholders’

Equity
6
Statements

of Cash Flows
7
Notes to Financial

Statements
8

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December

31, 2020 and
2019, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended
December 31, 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial
statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the
results of its operations and its cash flows for each of the three years in the period ended

December 31, 2020
,

in conformity with
accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board (United States)
(“PCAOB”), the Company's internal control over financial reporting as of December 31,

2020, based on criteria established in
Internal
Control – Integrated Framework (2013)

issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)
and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was
communicated or required to be communicated to the audit committee and that: (1)

relates to accounts or disclosures that are material
to the financial statements and (2) involved our especially challenging, subjective,

or complex judgments. The communication
of the critical audit matter does not alter in any way our opinion on the financial statements,

taken as a whole, and we are not, by
communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures
to which it relates.

Valuation of Investments in Mortgage-Backed Securities

As described in Notes

1

and

12

to the financial statements, the Company

accounts for its

Level 2

mortgage-backed securities at fair
value, which

totaled

$3.7

billion at December 31, 2020.

The fair value of mortgage-backed securities is

based on independent pricing
sources and/or third-party broker

quotes, when available. Because the price estimates may vary, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including
observing the most recent market for like or identical assets (including security coupon rate, maturity, yield, prepayment speed), market
credit spreads, and model driven approaches.

We identified the valuation of mortgage-backed securities

as

a critical audit matter.

The principal considerations for our determination
are: (i)

the potential for bias in how management subjectively selects the price from multiple pricing sources to determine the fair value
of the mortgage-backed securities and (ii)

the audit effort involved, including the use of

valuation

professionals with specialized skill and
knowledge.

The primary procedures we performed to address this critical audit matter included:

●

Testing the

design and operating

effectiveness of

controls

relating to the valuation of mortgaged-backed securities,
including

controls over

management’s

process to select the price from multiple pricing sources.

●

Reviewing

the

range of values used for each investment position,

and

assessing

the price selected

for management bias
by comparing the price

to the high, low and average of the range of pricing sources.

●

Testing the reasonableness of fair values determined by management by comparing the fair value of certain securities to recent transactions, if applicable.

●

Utilizing

a

third-party valuation specialist

to

develop an independent estimate of the fair value of each investment position

by considering the stated security coupon rate, yield, maturity, and prepayment speeds, and comparing to the fair value used by management.

/s/ BDO USA, LLP
Certified Public Accountants

We have served as the Company's auditor since 2011.

West Palm Beach, Florida
February 26, 2021

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)
December 31, 2020 December 31, 2019
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
3,719,906
$
3,584,354
Unpledged
6,989
6,567
Total mortgage

-backed securities
3,726,895
3,590,921
Cash and cash equivalents
220,143
193,770
Restricted cash
79,363
84,885
Accrued interest receivable
9,721
12,404
Derivative assets, at fair value
20,999
-
Receivable for securities sold, pledged to counterparties
414
-
Other assets
516
100
Total Assets
$
4,058,051
$
3,882,080
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
3,595,586
$
3,448,106
Dividends payable
4,970
5,045
Derivative liabilities, at fair value
33,227
20,658
Accrued interest payable
1,157
11,101
Due to affiliates
632
622
Other liabilities
7,188
1,041
Total Liabilities
3,642,760
3,486,573

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
100,000,000

shares authorized; no shares issued
and outstanding as of December 31, 2020 and December 31, 2019
-
-
Common Stock, $
0.01

par value;
500,000,000

shares authorized,
76,073,317
shares issued and outstanding as of December 31, 2020 and
63,061,781

shares issued
and outstanding as of December 31, 2019
761
631
Additional paid-in capital
432,524
414,998
Accumulated deficit
(17,994)
(20,122)
Total Stockholders' Equity
415,291
395,507
Total Liabilities

and Stockholders' Equity
$
4,058,051
$
3,882,080
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS

OF OPERATIONS
For the Years Ended December 31, 2020,

2019 and 2018
($ in thousands, except per share data)
2020 2019 2018
Interest income $
116,045
$
142,324
$
154,581
Interest expense
(25,056)
(83,666)
(70,360)
Net interest income
90,989
58,658
84,221
Realized losses on mortgage-backed securities
(24,986)
(10,877)
(30,289)
Unrealized gains (losses) on mortgage-backed securities
25,761
38,045
(110,668)
(Losses) gains on derivative instruments
(79,092)
(51,176)
24,311
Net portfolio income (loss)
12,672
34,650
(32,425)
Expenses:
Management fees
5,281
5,528
6,204
Allocated overhead
1,514
1,380
1,567
Accrued incentive compensation
38
115
407
Directors' fees and liability insurance
998
998
968
Audit, legal and other professional fees
1,045
1,105
851
Direct REIT operating expenses
1,057
997
1,631
Other administrative
611
262
334
Total expenses
10,544
10,385
11,962
Net income (loss)
$
2,128
$
24,265
$
(44,387)
Basic and diluted net income (loss) per share
$
0.03
$
0.43
$
(0.85)
Weighted Average Shares Outstanding
67,210,815
56,328,027
52,198,175
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENT

OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2020,

2019 and 2018
(in thousands, except per share data)
Additional Retained
Common Stock Paid-in Earnings
Shares Par Value Capital (Deficit) Total
Balances, January 1, 2018
53,062
$
531
$
461,680
$
-
$
462,211
Net loss -
-
-
(44,387)
(44,387)
Cash dividends declared, $1.07 per share -
-
(55,814)
-
(55,814)
Stock based compensation
49
-
492
-
492
Shares repurchased and retired
(3,979)
(40)
(26,383)
-
(26,423)
Balances, December 31, 2018
49,132
491
379,975
(44,387)
336,079
Net income -
-
-
24,265
24,265
Cash dividends declared, $0.96 per share -
-
(54,421)
-
(54,421)
Issuance of common stock pursuant to public offerings, net
14,377
145
92,169
-
92,314
Stock based compensation
23
-
294
-
294
Shares repurchased and retired
(470)
(5)
(3,019)
-
(3,024)
Balances, December 31, 2019
63,062
631
414,998
(20,122)
395,507
Net income -
-
-
2,128
2,128
Cash dividends declared, $0.79 per share -
-
(53,570)
-
(53,570)
Issuance of common stock pursuant to public offerings, net
13,019
130
70,920
-
71,050
Stock based compensation
12
-
244
-
244
Shares repurchased and retired
(20)
-
(68)
-
(68)
Balances, December 31, 2020
76,073
$
761
$
432,524
$
(17,994)
$
415,291
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS

OF CASH FLOWS
For the Years Ended December 31, 2020,

2019 and 2018
($ in thousands)
2020 2019 2018
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net income (loss) $
2,128
$
24,265
$
(44,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation
244
294
492
Realized and unrealized (gains) losses on mortgage-backed securities
(775)
(27,168)
140,957
Realized and unrealized losses on interest rate swaptions
2,972
1,379
1,502
Realized and unrealized losses (gains) on interest rate swaps
59,055
39,471
(1,027)
Realized and unrealized losses on U.S. Treasury Securities
95
-
-
Realized (gains) losses on forward settling to-be-announced securities
(3,231)
4,357
(4,527)
Changes in operating assets and liabilities:
Accrued interest receivable
2,683
837
1,203
Other assets
(446)
80
(3)
Accrued interest payable
(9,944)
4,656
(71)
Other liabilities
2,583
22
4
Due to affiliates
10
(32)
(143)
NET CASH PROVIDED BY OPERATING

ACTIVITIES
55,374
48,161
94,000
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(4,859,434)
(4,241,822)
(3,893,828)
Sales
4,200,536
3,321,206
3,885,817
Principal repayments
523,699
594,833
373,934
Payments on U.S. Treasury securities
(139,807)
-
-
Proceeds from U.S. Treasury securities
139,712
-
-
Net proceeds from reverse repurchase agreements
30
-
-
(Payments on) proceeds from net settlement of to-be-announced securities
(881)
(8,423)
7,292
Purchase of derivative financial instruments, net of margin cash received
(63,195)
(20,600)
6,805
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
(199,340)
(354,806)
380,020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
33,140,625
45,595,010
52,096,292
Principal payments on repurchase agreements
(32,993,145)
(45,171,956)
(52,605,026)
Cash dividends
(53,645)
(53,307)
(59,312)
Proceeds from issuance of common stock, net of issuance costs
71,050
92,314
-
Common stock repurchases
(68)
(3,024)
(26,423)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
164,817
459,037
(594,469)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS

AND RESTRICTED
CASH
20,851
152,392
(120,449)
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, beginning of the period
278,655
126,263
246,712
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, end of the period
$
299,506
$
278,655
$
126,263
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
35,000
$
79,010
$
70,431
SUPPLEMENTAL DISCLOSURE OF

NONCASH INVESTING ACTIVITIES:
Securities sold settled in later period $
-
$
-
$
220,655
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
123.1

million, net of commissions and fees,

prior
to its termination in July 2019.

On July 30, 2019, Orchid entered into an underwriting agreement (the “2019 Underwriting

Agreement”) with Morgan Stanley & Co.
LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, relating to the offer and sale of
7,000,000

shares of the Company’s common stock at a price to the public of $
6.55

per share. The underwriters
purchased the shares pursuant to the 2019 Underwriting Agreement at a price of $
6.3535

per share. The closing of the offering of
7,000,000

shares of common stock occurred on August 2, 2019, with net proceeds to the Company of approximately $
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
transactions.

The Company issued a total of
3,170,727

shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $
19.8

million, and net proceeds of approximately $
19.4

million, net of commissions and fees, prior to its termination in August 2020.

On August 4, 2020, Orchid entered into an equity distribution agreement (the “August 2020

Equity Distribution Agreement”) with
four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $
150,000,000

of
shares of the Company’s common stock in transactions that are deemed to be “at the market”

offerings and privately negotiated
transactions.

Through December 31, 2020, the Company issued a total of
9,848,513

shares under the August 2020 Equity Distribution
Agreement for aggregate gross proceeds of approximately $
52.5

million, and net proceeds of approximately $
51.6

million, net of
commissions and fees. Subsequent to December 31, 2020 through February 26, 2021,

the Company issued a total of
308,048

shares
under the August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately

$
1.6

million.

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

During this

period, we

sold approximately

$
1.1

billion
of Agency

RMBS, resulting

in losses of

approximately

$
31.4

million.

Also during

this period,

we terminated

interest rate

swap positions
with an aggregate

notional value

of $
860.0

million and

incurred

approximately

$
45.0

million in

fair value

losses on the

positions

through the
date of the

respective

terminations.

The Agency

RMBS market

largely stabilized

after the

Federal Reserve

announced

on March 23,

2020 that

it would purchase

Agency
RMBS and

U.S. Treasuries

in the amounts

needed to

support smooth

market functioning.

As of December

31, 2020,

we had timely
satisfied all

margin calls.

Although the

Company cannot

estimate the

length or

gravity of

the impact

of the COVID-19

outbreak at

this time,

if the pandemic
continues,

it may continue

to have adverse

effects on the

Company’s results

of future

operations,

financial position,

and liquidity

in fiscal
year 2021.

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

As certain

time limits

imposed in

the CARES

Act programs

began to expire,

on December

27, 2020,

President

Trump
signed into

law an additional

coronavirus

aid package

as part of

the Consolidated

Appropriations

Act, 2021,

providing for

extensions of
many of the

CARES Act

policies and

programs as

well as billions

of dollars

of additional

relief. The

Company has

evaluated the

provisions
of the CARES

Act and the

Consolidated

Appropriations

Act, 2021

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

of December

31, 2020;

however, uncertainty

over the ultimate

impact that

COVID-19

will have on

the global

economy
generally, and on

Orchid’s business

in particular,

makes any

estimates and

assumptions

as of December

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

(in thousands)
December 31, 2020 December 31, 2019
Cash and cash equivalents $
220,143
$
193,770
Restricted cash
79,363
84,885
Total cash, cash equivalents

and restricted cash
$
299,506
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

and other

hedging instruments

in the future.

The Company

accounts for

TBA securities

as derivative

instruments.

Gains and losses

associated

with TBA

securities

transactions
are reported

in gain (loss)

on derivative

instruments

in the accompanying

statements

of operations.

Derivative

and other

hedging instruments

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

The Company’s

derivative

agreements

require it

to post or

receive
collateral

to mitigate

such risk.

In addition,

the Company

uses only

registered

central clearing

exchanges and

well-established

commercial
banks as counterparties,

monitors positions

with individual

counterparties

and adjusts

posted collateral

as required.

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

ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications
on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank
Offered Rate (“LIBOR”), and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU
2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract
remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is
optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. The Company does not
believe the adoption of this ASU will have a material impact on its financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848).

ASU 2021-01 expands the scope of ASC
848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and
hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds
implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for
margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and

extends
optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge
accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The
guidance in ASU 2021-01 is effective immediately and available generally through December

31, 2022, as reference rate reform
activities occur. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

NOTE 2.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

RMBS portfolio

as of December

31, 2020 and

December 31,

2019:

(in thousands)
December 31, 2020 December 31, 2019
Pass-Through RMBS Certificates:
Adjustable-rate Mortgages

$
-
$
1,014
Fixed-rate Mortgages

3,560,746
3,206,013
Fixed-rate CMOs
137,453
299,205
Total Pass-Through

Certificates
3,698,199
3,506,232
Structured RMBS Certificates:
Interest-Only Securities
28,696
60,986
Inverse Interest-Only Securities
-
23,703
Total Structured

RMBS Certificates
28,696
84,689
Total $
3,726,895
$
3,590,921

NOTE 3.

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

31, 2020,

the Company

had met all

margin call
requirements.

As of December

31, 2020 and

2019, the

Company’s repurchase

agreements

had remaining

maturities

as summarized

below:

($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN

LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
December 31, 2020
Fair market value of securities pledged, including
accrued interest receivable $
-
$
2,112,969
$
1,560,798
$
55,776
$
3,729,543
Repurchase agreement liabilities associated with
these securities $
-
$
2,047,897
$
1,494,500
$
53,189
$
3,595,586
Net weighted average borrowing rate -

0.23%
0.22%
0.30%
0.23%
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

$
58.8

million and

$
65.9

million
as of December

31, 2020 and

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

31, 2020,

the Company

had an aggregate

amount at

risk (the difference
between the

amount loaned

to the Company,

including interest

payable and

securities

posted by

the counterparty

(if any),

and the fair
value of securities

and cash pledged

(if any),

including accrued

interest on

such securities)

with all

counterparties

of approximately

$
176.3
million.

The Company

did not have

an amount

at risk with

any individual

counterparty

greater than

10% of the

Company’s equity

at
December 31,

2020 and 2019
.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table

below summarizes

fair value

information

about our

derivative

and other

hedging instruments

assets and

liabilities

as of
December 31,

2020 and 2019.

(in thousands)
Derivative and Other Hedging Instruments Balance Sheet Location December 31, 2020 December 31, 2019
Assets
Interest rate swaps Derivative assets, at fair value $
7
$
-
Payer swaptions (long positions) Derivative assets, at fair value
17,433
-
TBA securities Derivative assets, at fair value
3,559
-
Total derivative

assets, at fair value
$
20,999
$
-
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
24,711
$
20,146
Payer swaptions (short positions) Derivative liabilities, at fair value
7,730
-
TBA securities Derivative liabilities, at fair value
786
512
Total derivative

liabilities, at fair value
$
33,227
$
20,658
Margin Balances Posted to (from) Counterparties
Futures contracts Restricted cash $
489
$
1,338
TBA securities Restricted cash
284
246
TBA securities Other liabilities
(2,520)
-
Interest rate swaption contracts Other liabilities
(3,563)
-
Interest rate swap contracts Restricted cash
19,761
17,450
Total margin

balances on derivative contracts
$
14,451
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
2020 and 2019.

($ in thousands)
December 31, 2020
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Eurodollar Futures Contracts (Short Positions)
2021 $
50,000
1.03%
0.18%
$
(424)
U.S. Treasury Note Futures Contracts

(Short Position)
(2)
March 2021 5-year T-Note futures
(Mar 2021 - Mar 2026 Hedge Period) $
69,000
0.72%
0.67%
$
(186)

($ in thousands)
December 31, 2019
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Eurodollar Futures Contracts (Short Positions)
2020 $
500,000
2.97%
1.67%
$
(6,505)
U.S. Treasury Note Futures Contracts

(Short Position)
(2)
March 2020 5 year T-Note futures
(Mar 2020 - Mar 2025 Hedge Period) $
69,000
1.96%
2.06%
$
302

(1)

Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

T-Note futures contracts were valued

at a price of $
126.16

at December 31, 2020 and $
118.61

at December 31, 2019.

The contract values of
the short positions were $
87.1

million and $
81.8

million at December 31, 2020 and December 31, 2019, respectively.

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

31, 2020 and

2019.

($ in thousands)
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
December 31, 2020
Expiration > 3 to ≤ 5 years $
620,000
1.29%
0.22%
$
(23,760)
3.6
Expiration > 5 years $
200,000
0.67%
0.23%
$
(944)
6.4
$
820,000
1.14%
0.23%
$
(24,704)
4.3
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
Weighted Average Weighted
Average Average Adjustable Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
December 31, 2020
Payer Swaptions (long positions)
≤ 1 year $
3,450
$
5
2.5
500,000
0.95%
3 Month
4.0
> 1 year ≤ 2 years
13,410
17,428
17.4
675,000
1.49%
3 Month
12.8
$
16,860
$
17,433
11.0
$
1,175,000
1.26%
3 Month
9.0
Payer Swaptions (short positions)
≤ 1 year $
(4,660)
$
(7,730)
5.4
$
507,700
1.49%
3 Month
12.8

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2020 and 2019.

($ in thousands)
Notional Net
Amount Cost Market Carrying
Long (Short)
(1)
Basis
(2)
Value
(3)
Value
(4)
December 31, 2020
30-Year TBA securities:
2.0% $
465,000
$
479,531
$
483,090
$
3,559
3.0%
(328,000)
(342,896)
(343,682)
(786)
Total $
137,000
$
136,635
$
139,408
$
2,773
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

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the years ended December 31, 2020, 2019 and 2018.

(in thousands)
2020 2019 2018
Eurodollar futures contracts (short positions) $
(8,337)
$
(13,860)
$
7,170
U.S. Treasury Note futures contracts (short position)
(4,707)
(5,175)
5,507
Fed Funds futures contracts (short positions)
-
177
-
Interest rate swaps
(66,212)
(26,582)
8,609
Receiver swaptions - - 105
Payer swaptions (long positions)
98
(1,379)
(1,607)
Payer swaptions (short positions)
(3,070)
-
-
TBA securities (short positions)
(6,719)
(6,264)
4,327
TBA securities (long positions)
9,950
1,907
200
U.S. Treasury securities (short positions)
(95)
-
-
Total $
(79,092)
$
(51,176)
$
24,311

Credit Risk-Related Contingent Features

The use

of derivatives

and other

hedging instruments

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

31, 2020 and

2019.

(in thousands)
December 31, 2020 December 31, 2019
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
3,692,811
$
-
$
3,692,811
$
3,500,394
$
-
$
3,500,394
Structured RMBS - fair value
27,095
-
27,095
83,960
-
83,960
Accrued interest on pledged securities
9,636
-
9,636
12,367
-
12,367
Restricted cash
58,829
20,534
79,363
65,851
19,034
84,885
Total $
3,788,371
$
20,534
$
3,808,905
$
3,662,572
$
19,034
$
3,681,606

Assets Pledged

from Counterparties

The table

below summarizes

our assets

pledged to

us from counterparties

under our

repurchase

agreements

and derivative
agreements

as of December

31, 2020 and

2019.

(in thousands)
December 31, 2020 December 31, 2019
Repurchase Derivative Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Total Agreements Agreements Total
Cash $
120
$
6,083
$
6,203
$
1,418
$
-
$
1,418
U.S. Treasury securities - fair value
253
-
253
-
-
-
Total $
373
$
6,083
$
6,456
$
1,418
$
-
$
1,418

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

31, 2020 and

2019.

(in thousands)

Offsetting of Assets
Gross Amount Not
Net Amount Offset in the Balance Sheet
of Assets Financial
Gross Amount Gross Amount Presented Instruments Cash
of Recognized Offset in the in the Received as Received as Net
Assets Balance Sheet Balance Sheet Collateral Collateral Amount
December 31, 2020
Interest rate swaps $
7
$
-
$
7
$
-
$
-
$
7
Interest rate swaptions
17,433
-
17,433
-
(3,563)
13,870
TBA securities
3,559
-
3,559
-
(2,520)
1,039
$
20,999
$
-
$
20,999
$
-
$
(6,083)
$
14,916

(in thousands)
Offsetting of Liabilities
Gross Amount Not
Net Amount Offset in the Balance Sheet
of Liabilities Financial
Gross Amount Gross Amount Presented Instruments
of Recognized Offset in the in the Posted as Cash Posted Net
Liabilities Balance Sheet Balance Sheet Collateral Collateral Amount
December 31, 2020
Repurchase Agreements $
3,595,586
$
-
$
3,595,586
$
(3,536,757)
$
(58,829)
$
-
Interest rate swaps
24,711
-
24,711
-
(19,761)
4,950
Interest rate swaptions
7,730
-
7,730
-
-
-
TBA securities
786
-
786
-
(284)
502
$
3,628,813
$
-
$
3,628,813
$
(3,536,757)
$
(78,874)
$
5,452
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

and other

hedging instruments.

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

At the Market Offering Program
(3)
Fourth Quarter
5.41
6,775,187
36,037
13,019,240
$
71,050
2019
At the Market Offering Program
(3)
First Quarter $
6.84
1,267,894
$
8,503
At the Market Offering Program
(3)
Second Quarter
6.70
4,337,931
28,495
At the Market Offering Program
(3)
Third Quarter
6.37
1,771,301
11,098
Follow-on Offering
(3)
Third Quarter
6.35
7,000,000
44,218
14,377,126
$
92,314

(1)

Weighted average price received per share is before deducting the underwriters’ discount, if applicable, and other offering costs.
(2)

Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)

As of December 31, 2020, the Company had entered into eight equity distribution agreements, seven of which have either been terminated
because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through December 31, 2020, the

Company repurchased a total of
5,685,511
shares at an aggregate cost of approximately $
40.4

million, including commissions and fees, for a weighted average price of $
7.10

per
share. During the year ended December 31, 2020, the Company repurchased a total of
19,891

shares at an aggregate cost of
approximately $
0.1

million, including commissions and fees, for a weighted average price of

$
3.42

per share. During the year ended
December 31, 2019, the Company repurchased a total of
469,975

shares at an aggregate cost of approximately $
3.0

million, including
commissions and fees, for a weighted average price of $
6.43

per share. During the year ended December 31, 2018, the Company repurchased a total of
3,979,402

shares at an aggregate cost of approximately $
26.4

million, including commissions and fees, for a
weighted average price of $
6.64

per share. The remaining authorization under the repurchase program as of December

31, 2020 is
837,311

shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
1.395
$
4,662
2014
2.160
22,643
2015
1.920
38,748
2016
1.680
41,388
2017
1.680
70,717

2018
1.070
55,814
2019
0.960
54,421
2020
0.790
53,570
2021 - YTD
(1)
0.130
11,079
Totals $
11.785
$
353,042

(1)

On January 14, 2021, the Company declared a dividend of $0.065 per share to be paid on February 24, 2021. On February 10, 2021, the
Company declared a dividend of $0.065 per share to be paid on March

29, 2021. The dollar amount of the dividend declared in February 2021 is estimated based on the number of shares outstanding at February

26, 2021. The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December

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

Stock Awards

The Company may in the future issue immediately vested common stock under the Incentive Plan to certain executive officers and
employees of its Manager. Although no such awards were granted in fiscal years 2020 or 2019, such awards have previously been
issued.

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

The following table presents information related to Performance Units outstanding during the years ended December 31, 2020 and
2019.

($ in thousands, except per share data)
2020 2019
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
19,021
$
7.78
43,672
$
8.34

Forfeited
(1,607)
7.45
-
-
Vested and issued
(12,860)
7.93
(24,651)
8.78
Unvested, end of period
4,554
$
7.45
19,021
$
7.78
Compensation expense during period $
38
$
115
Unrecognized compensation expense, end of period $
4
$
42
Intrinsic value, end of period $
24
$
111
Weighted-average remaining vesting term (in years)
0.4
0.8

The number of shares of common stock issuable upon the vesting of the remaining outstanding Performance Units was reduced
as a result of the book value impairment event that occurred pursuant to the Company's

Long Term Incentive Compensation Plans (the
"Plans"). The book value impairment event occurred when the Company's book value per share declined by more than 15% during the
quarter ended March 31, 2020 and the Company's book value per share decline from January 1, 2020 to June 30, 2020 was more than
10%. The Plans provide that if such a book value impairment event occurs, then the number of outstanding Performance Units that are
outstanding as of the last day of such two-quarter period shall be reduced by 15%.

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

The following table presents information related to the DSUs outstanding during the years ended December 31, 2020 and 2019.

($ in thousands, except per share data)
2020 2019
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
43,570
$
6.56
12,434
$
7.37
Granted and vested
47,376
4.41
31,136
6.23
Outstanding, end of period
90,946
$
5.44
43,570
$
6.56
Compensation expense during period $
180
$
180
Intrinsic value, end of period $
473
$
255

NOTE 9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at December 31, 2020.

NOTE 10.

INCOME TAXES

The Company

will generally

not be subject

to federal

income tax

on its REIT

taxable income

to the extent

that it distributes

its REIT
taxable income

to its stockholders

and satisfies

the ongoing

REIT requirements,

including meeting

certain asset,

income and

stock
ownership

tests.

A REIT must

generally distribute

at least 90%

of its REIT

taxable income

to its stockholders,

of which 85%

generally
must be distributed

within the

taxable year, in

order to avoid

the imposition

of an excise

tax.

The remaining

balance may

be distributed

up

to the end

of the following

taxable year, provided

the REIT

elects to treat

such amount

as a prior

year distribution

and meets

certain other
requirements.

REIT taxable

income (loss)

is computed

in accordance

with the Code,

which is different

than the Company’s

financial statement

net
income (loss)

computed in

accordance

with GAAP. Book to

tax differences

primarily relate

to the recognition

of interest

income on RMBS,
unrealized

gains and losses

on RMBS,

and the amortization

of losses on

derivative

instruments

that are treated

as hedges for

tax
purposes.

As of December

31, 2020,

we had distributed

all of our

estimated

REIT taxable

income through

fiscal year

2020. Accordingly,

no
income tax

provision was

recorded

for 2020,

2019 and 2018.

NOTE 11.

EARNINGS PER SHARE (EPS)

The Company

had dividend

eligible Performance

Units and

Deferred Stock

Units that

were outstanding

during the

years ended
December 31,

2020, 2019

and 2018.

The basic and

diluted per

share computations

include these

unvested Performance

Units and
Deferred

Stock Units

if there is

income available

to common

stock, as

they have dividend

participation

rights. The

unvested Performance
Units and

Deferred

Stock Units

have no contractual

obligation

to share in

losses. Because

there is

no such obligation,

the unvested
Performance

Units and

Deferred Stock

Units are

not included

in the basic

and diluted

EPS computations

when no income

is available

to
common stock

even though

they are considered

participating

securities.

The table

below reconciles

the numerator

and denominator

of EPS for

the years

ended December

31, 2020,

2019 and 2018.

(in thousands, except per-share information)
2020 2019 2018
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted $
2,128
$
24,265
$
(44,387)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
76,073
63,062
49,132
Unvested dividend eligible share based compensation
outstanding at the balance sheet date
96
63
-
Effect of weighting

(8,958)
(6,797)
3,066
Weighted average shares-basic and diluted
67,211
56,328
52,198
Net income (loss) per common share:
Basic and diluted $
0.03
$
0.43
$
(0.85)
Anti-dilutive incentive shares not included in calculation.
-
-
56

NOTE 12.

FAIR VALUE

The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be received

to sell an
asset or paid

to transfer

a liability

(an exit price).

A fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or liability,

including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect of

a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required disclosures

include stratification

of balance

sheet amounts
measured at

fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●

Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical assets

or liabilities

traded in

active markets
(which include

exchanges and

over-the-counter

markets with

sufficient volume),

●

Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical or

similar instruments

in markets

that are not

active and

model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and

●

Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use significant

assumptions

not
observable

in the market,

but observable

based on Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates for

assumptions

that market

participants

would use

in pricing

the asset or

liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include the
use of market

prices of assets

or liabilities

that are not

directly comparable

to the subject

asset or liability.

The Company's

RMBS and

TBA securities

are Level

2 valuations,

and such valuations

are determined

by the Company

based on
independent

pricing sources

and/or third

party broker

quotes, when

available.

Because the

price estimates

may vary, the Company

must
make certain

judgments and

assumptions

about the

appropriate

price to use

to calculate

the fair

values. The

Company and

the
independent

pricing sources

use various

valuation techniques

to determine

the price

of the Company’s

securities.

These techniques
include observing

the most recent

market for

like or identical

assets (including

security coupon,

maturity, yield,

and prepayment

speeds),
spread pricing

techniques

to determine

market credit

spreads (option

adjusted spread,

zero volatility

spread, spread

to the U.S.

Treasury
curve or spread

to a benchmark

such as a TBA),

and model driven

approaches

(the discounted

cash flow

method, Black

Scholes and
SABR models

which rely

upon observable

market rates

such as the

term structure

of interest

rates and volatility).

The appropriate

spread
pricing method

used is based

on market

convention.

The pricing

source determines

the spread

of recently

observed trade

activity or
observable

markets for

assets similar

to those being

priced. The

spread is then

adjusted based

on variances

in certain

characteristics
between the

market observation

and the asset

being priced.

Those characteristics

include: type

of asset, the

expected life

of the asset,

the
stability and

predictability

of the expected

future cash

flows of the

asset, whether

the coupon

of the asset

is fixed or

adjustable,

the
guarantor

of the security

if applicable,

the coupon,

the maturity, the

issuer, size of

the underlying

loans, year

in which the

underlying

loans
were originated,

loan to value

ratio, state

in which the

underlying

loans reside,

credit score

of the underlying

borrowers

and other

variables
if appropriate.

The fair value

of the security

is determined

by using the

adjusted spread.

The Company’s

futures contracts

are Level

1 valuations,

as they are

exchange-traded

instruments

and quoted

market prices

are
readily available.

Futures contracts

are settled

daily. The Company’s

interest rate

swaps and

interest rate

swaptions

are Level 2
valuations.

The fair value

of interest

rate swaps

is determined

using a discounted

cash flow

approach

using forward

market interest

rates
and discount

rates, which

are observable

inputs. The

fair value

of interest

rate swaptions

is determined

using an option

pricing model.

RMBS (based

on the fair

value option),

derivatives

and TBA securities

were recorded

at fair value

on a recurring

basis during

the
years ended

December 31,

2020, 2019

and 2018.

When determining

fair value

measurements,

the Company

considers the

principal or
most advantageous

market in which

it would transact

and considers

assumptions

that market

participants

would use

when pricing

the
asset. When

possible, the

Company looks

to active and

observable

markets to

price identical

assets.

When identical

assets are

not traded
in active markets,

the Company

looks to market

observable

data for

similar assets.

The following

table presents

financial assets

(liabilities)

measured

at fair value

on a recurring

basis as of

December 31,

2020 and
2019.

Derivative

contracts are

reported as

a net position

by contract

type, and

not based

on master

netting arrangements.

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
December 31, 2020
Mortgage-backed securities $
-
$
3,726,895
$
-
Interest rate swaps
-
(24,704)
-
Interest rate swaptions
-
9,703
-
TBA securities
-
2,773
-
December 31, 2019
Mortgage-backed securities $
-
$
3,590,921
$
-

Interest rate swaps
-
(20,146)
-
TBA securities
-
(512)
-

During the years ended December 31, 2020 and 2019, there were no transfers of financial assets or liabilities between levels 1, 2
or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by the “Manager” pursuant to the terms of a management agreement. The
management agreement has been renewed through
February 20, 2022

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

Total

expenses recorded for the management fee and costs incurred were approximately

$
6.8

million, $
6.9

million and $
7.8
million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

31, 2020, Bimini
owned
2,595,357

shares, or
3.4%, of the Company’s common stock.

NOTE 14.

QUARTERLY RESULTS

(UNAUDITED)

The following

is a presentation

of the quarterly

results of

operations for

the years ended

December 31,

2020 and 2019.

(in thousands, except per share information)
Quarter Ended
March 31, 2020 June 30, 2020 September 30, 2020 December 31, 2020
Interest income
$

35,671
$

27,258
$

27,223
$

25,893
Interest expense
(16,523)
(4,479)
(2,043)
(2,011)
Net interest income
19,148
22,779
25,180
23,882
Losses (gains)
(108,206)
28,749
5,745
(4,605)
Net portfolio income (loss)
(89,058)
51,528
30,925
19,277

Expenses:
Management fees and overhead expenses
1,724
1,616
1,629
1,826
Other expenses
417
1,140
1,220
972
Total expenses
2,141
2,756
2,849
2,798
Net income (loss)
$

(91,199)
$

48,772
$

28,076
$

16,479
Basic net (loss) income per share
$

(1.41)
$

0.74
$

0.42
$

0.23
Diluted net (loss) income per share
$

(1.41)
$

0.73
$

0.42
$

0.23
Weighted Average Shares Outstanding
64,590
66,310
67,302
70,497
Dividends declared per share
$

0.240
$

0.165
$

0.190
$

0.195
Quarter Ended
March 31, 2019 June 30, 2019 September 30, 2019 December 31, 2019
Interest income
$

32,433
$

36,455
$

35,907
$

37,529
Interest expense
(18,892)
(22,431)
(22,321)
(20,022)
Net interest income
13,541
14,024
13,586
17,507
Losses
(748)
(7,670)
(19,431)
3,841
Net portfolio income (loss)
12,793
6,354
(5,845)
21,348
Expenses:
Management fees and overhead expenses
1,608
1,653
1,791
1,856
Other expenses
588
1,168
841
880
Total expenses
2,196
2,821
2,632
2,736
Net income (loss)
$

10,597
$

3,533
$

(8,477)
$

18,612
Basic and diluted net income (loss) per share
$

0.22
$

0.07
$

(0.14)
$

0.29
Weighted Average Shares Outstanding
48,905
52,601
60,419
63,124
Dividends declared per share
$

0.24
$

0.24
$

0.24
$

0.24

Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted-average number of shares outstanding during the year.

The sum of the four quarters’ EPS may not equal the full year EPS.

NOTE 15. SUBSEQUENT EVENTS

January 2021 Stock Offering

On January 20, 2021, Orchid entered into an underwriting agreement (the “2021

Underwriting Agreement”) with J.P. Morgan
Securities LLC (the “Underwriter”), relating to the offer and sale of
7,600,000

shares of the Company’s common stock. The Underwriter
purchased the shares of the Company’s common stock from the Company pursuant to the 2021

Underwriting Agreement at $
5.20

per
share. In addition, the Company granted the Underwriter a 30-day option to purchase up to an additional
1,140,000

shares of the
Company’s common stock on the same terms and conditions, which the Underwriter exercised in full on January 21, 2021. The closing
of the offering of
8,740,000

shares of the Company’s common stock occurred on January 25, 2021, with net proceeds to the Company
of approximately $
45.3

million after deduction of estimated offering expenses payable by the Company.

COVID-19 and CARES Act Update

The Federal Housing Financing Agency (the “FHFA”) has instructed the GSEs on how they will handle servicer advances for
loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could
have resulted otherwise. On January 29, 2021, the CDC issued guidance extending eviction moratoriums for covered persons through
March 31, 2021. In addition, on February 9, 2021, the FHFA announced that the foreclosure moratorium begun under the

CARES Act
for loans backed by Fannie Mae and Freddie Mac and the eviction moratorium for real estate owned by Fannie Mae and Freddie Mac
were extended until March 31, 2021. On February 16, 2021, the U.S. Housing and Urban Development Department announced the
extension of the FHA eviction and foreclosure moratorium to June 30, 2021. The moratoriums on foreclosures and evictions will likely
delay potential defaults on loans that would otherwise be bought out of Agency MBS pools.

Depending on the ultimate resolution of the
foreclosure or evictions, when and if it occurs, these loans may be removed from the pool into which they were securitized. If this were
to occur, it would have the effect of delaying a prepayment on the Company’s securities until such time. As the majority of the
Company’s Agency RMBS assets were acquired at a premium to par, this will tend to increase the realized yield on the asset in question.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT

SCHEDULES

a.

Financial Statements. The financial statements of the Company,

together with the report of Independent Registered Public
Accounting Firm thereon, are set forth in Part II-Item

8 of this Form 10-K and are incorporated herein by reference.

The following

information is

filed as part

of this Form 10-K:
Page
Report of Independent

Registered Public

Accounting Firm
2
Balance Sheets
4
Statements of

Operations
5
Statements of

Stockholders’

Equity
6
Statements of

Cash Flows
7
Notes to Financial

Statements
8

b.

Financial Statement Schedules.

Not applicable.

c.

Exhibits.

Exhibit No. Description
3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File
No.333-184538) filed on November 28, 2012 and incorporated herein by reference)
3.2
Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the
Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference)
3.3
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the
Company’s Current Report on Form 8-K filed on March 19, 2019)
4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File
No.333-184538) filed on November 28, 2012 and incorporated herein by reference)
4.2
Description of Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form
10-K filed on February 21, 2020 and incorporated herein by reference)
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
incorporated herein by reference)*
10.3
Second Amendment to Management Agreement, effective as of June 30, 2014 (filed as
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2014 and incorporated herein by reference)*
10.4
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc.,
Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the
Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-
184538) filed on November 28, 2012 and incorporated herein by reference)*
10.5
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement
on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)*

10.6
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and
Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment
No. 1 to Form S-11 (File No.333 -184538) filed on November 28, 2012 and incorporated herein by reference)*
10.7
Form of Master Repurchase Agreement (filed as Exhib it 10.5 to the Company’s
Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on
November 28, 2012 and incorporated herein by reference)
10.8
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley
dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*
10.9
Performance Unit Award Agreement by Orchid Island Capital, Inc. to George H. Haas, IV
dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)*
10.10
2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on
March 25, 2015 and incorporated herein by reference)*
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
10.15
2020 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2020 and incorporated herein by reference)*
10.16
Form of Deferred Stock Unit Grant Notice and Agreement (filed as Exhibit 10.6 to Form
10-Q filed on April 27, 2018 and incorporated herein by reference)*
21.1
Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on
Form 10-K filed on February 26, 2021 and incorporated herein by reference)
23.1
Consent of BDO USA, LLP**
31.1
Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2
Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1
Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant,
pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.***
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

March 12, 2021
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
Date:

March 12, 2021
By: /s/ George H. Haas, IV
George H. Haas,

IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)