Form 10-Q
period 2021-03-31
Orchid Island Capital, Inc.
filed 2021-04-30
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM
10-Q

☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2021

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

Yes
☐

No
☒

Number of shares outstanding at April 30, 2021:
94,410,960

ORCHID ISLAND

CAPITAL, INC.

TABLE OF CONTENTS

PART I. FINANCIAL

INFORMATION
ITEM 1. Financial

Statements
1
Condensed

Balance Sheets

(unaudited)
1
Condensed

Statements

of Operations

(unaudited)
2
Condensed

Statements

of Stockholders’

Equity (unaudited)
3
Condensed

Statements

of Cash Flows

(unaudited)
4
Notes to Condensed

Financial Statements
5
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
23
ITEM 3. Quantitative

and Qualitative

Disclosures

about Market

Risk
44
ITEM 4. Controls

and Procedures
47
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
48
ITEM 1A.

Risk Factors
48
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
48
ITEM 3. Defaults

upon Senior

Securities
48
ITEM 4. Mine

Safety Disclosures
48
ITEM 5. Other

Information
48
ITEM 6. Exhibits 49
SIGNATURES 50

PART I. FINANCIAL

INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)
March 31, 2021 December 31, 2020
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
4,120,500
$
3,719,906
Unpledged
218,036
6,989
Total mortgage

-backed securities
4,338,536
3,726,895
Cash and cash equivalents
211,436
220,143
Restricted cash
117,155
79,363
Accrued interest receivable
10,852
9,721
Derivative assets, at fair value
95,752
20,999
Receivable for securities sold, pledged to counterparties
154,977
414
Other assets
2,058
516
Total Assets
$
4,930,766
$
4,058,051
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
4,181,680
$
3,595,586
Payable for unsettled securities purchased
217,758
-
Dividends payable
6,156
4,970
Derivative liabilities, at fair value
35,057
33,227
Accrued interest payable
921
1,157
Due to affiliates
712
632
Other liabilities
22,306
7,188
Total Liabilities
4,464,590
3,642,760

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
100,000,000

shares authorized; no shares issued
and outstanding as of March 31, 2021 and December 31, 2020
-
-
Common Stock, $
0.01

par value;
500,000,000

shares authorized,
94,410,960
shares issued and outstanding as of March 31, 2021 and
76,073,317

shares issued
and outstanding as of December 31, 2020
944
761
Additional paid-in capital
512,595
432,524
Accumulated deficit
(47,363)
(17,994)
Total Stockholders' Equity
466,176
415,291
Total Liabilities

and Stockholders' Equity
$
4,930,766
$
4,058,051
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2021 and 2020
($ in thousands, except per share data)
Three Months Ended March 31,
2021 2020
Interest income $
26,856
$
35,671
Interest expense
(1,941)
(16,523)
Net interest income
24,915
19,148
Realized losses on mortgage-backed securities
(7,397)
(28,380)
Unrealized (losses) gains on mortgage-backed securities
(88,866)
3,032
Gains (losses) on derivative and other hedging instruments
45,472
(82,858)
Net portfolio loss
(25,876)
(89,058)
Expenses:
Management fees
1,621
1,377
Allocated overhead
404
347
Accrued incentive compensation
364
(436)
Directors' fees and liability insurance
272
260
Audit, legal and other professional fees
318
255
Direct REIT operating expenses
421
206
Other administrative
93
132
Total expenses
3,493
2,141
Net loss
$
(29,369)
$
(91,199)
Basic net loss per share
$
(0.34)
$
(1.41)
Diluted net loss per share
$
(0.34)
$
(1.41)
Weighted Average Shares Outstanding
85,344,954
64,590,205
Dividends declared per common share
$
0.195
$
0.240
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2021 and 2020
(in thousands)
Additional Retained
Common Stock Paid-in Earnings
Shares Par Value Capital (Deficit) Total
Balances, January 1, 2020
63,062
$
631
$
414,998
$
(20,122)
$
395,507
Net loss -
-
-
(91,199)
(91,199)
Cash dividends declared -
-
(15,670)
-
(15,670)
Issuance of common stock pursuant to public offerings, net
3,171
31
19,416
-
19,447
Stock based awards and amortization
4
-
59
-
59
Balances, March 31, 2020
66,237
$
662
$
418,803
$
(111,321)
$
308,144
Balances, January 1, 2021
76,073
$
761
$
432,524
$
(17,994)
$
415,291
Net loss -
-
-
(29,369)
(29,369)
Cash dividends declared -
-
(17,226)
-
(17,226)
Issuance of common stock pursuant to public offerings, net
18,248
182
96,726
-
96,908
Stock based awards and amortization
90
1
571
-
572
Balances, March 31, 2021
94,411
$
944
$
512,595
$
(47,363)
$
466,176
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2021 and 2020
($ in thousands)
2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net loss $
(29,369)
$
(91,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation
259
59
Realized and unrealized losses on mortgage-backed securities
96,263
25,348
Realized and unrealized (gains) losses on interest rate swaptions
(13,903)
2,589
Realized and unrealized gains on interest rate floors
(1,384)
-
Realized and unrealized (gains) losses on interest rate swaps
(30,053)
54,934
Realized (gains) losses on forward settling to-be-announced securities
(574)
7,090
Changes in operating assets and liabilities:
Accrued interest receivable
(1,050)
2,350
Other assets
(588)
(655)
Accrued interest payable
(236)
(7,287)
Other liabilities
5,318
(223)
Due to (from) affiliates
80
(102)
NET CASH PROVIDED BY (USED IN) OPERATING

ACTIVITIES
24,763
(7,096)
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(1,764,082)
(1,334,350)
Sales
988,523
1,808,867
Principal repayments
123,880
142,259
Payments on net settlement of to-be-announced securities
(3,289)
(7,602)
Purchase of derivative financial instruments, net of margin cash received
(7,385)
(45,458)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
(662,353)
563,716
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
7,517,156
13,602,710
Principal payments on repurchase agreements
(6,931,062)
(14,240,566)
Cash dividends
(16,030)
(15,416)
Proceeds from issuance of common stock, net of issuance costs
96,908
19,447
Shares withheld from employee stock awards for payment of taxes
(297)
-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
666,675
(633,825)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
29,085
(77,205)
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, beginning of the period
299,506
278,655
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, end of the period
$
328,591
$
201,450
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
2,176
$
23,809
SUPPLEMENTAL DISCLOSURE OF

NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period $
217,758
$
3,450
Securities sold settled in later period
154,977
-
See Notes to Financial Statements

ORCHID ISLAND

CAPITAL, INC.
NOTES TO CONDENSED

FINANCIAL

STATEMENTS
(Unaudited)
MARCH 31,

2021

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
transactions.

Through March 31, 2021, the Company issued a total of
10,156,561

shares under the August 2020 Equity Distribution
Agreement for aggregate gross proceeds of

approximately $
54.1

million, and net proceeds of approximately $
53.2

million, net of
commissions and fees.

On January 20, 2021, Orchid entered into an underwriting agreement (the “January

2021 Underwriting Agreement”) with J.P.
Morgan Securities LLC (“J.P. Morgan”), relating to the offer and sale of
7,600,000

shares of the Company’s common stock. J.P.
Morgan purchased the shares of the Company’s common stock from the Company pursuant to the January 2021 Underwriting
Agreement at $
5.20

per share. In addition, the Company granted J.P. Morgan a 30-day option to purchase up to an additional
1,140,000

shares of the Company’s common stock on the same terms and conditions, which

J.P.

Morgan exercised in full on January
21, 2021. The closing of the offering of
8,740,000

shares of the Company’s common stock occurred on January 25, 2021, with net proceeds to the Company of approximately $
45.2

million, net of offering expenses.

On March 2, 2021, Orchid entered into an underwriting agreement (the “March 2021

Underwriting Agreement”) with J.P. Morgan,
relating to the offer and sale of
8,000,000

shares of the Company’s common stock. J.P. Morgan purchased the shares of the
Company’s common stock from the Company pursuant to the March 2021 Underwriting

Agreement at $
5.45

per share. In addition, the
Company granted J.P. Morgan a 30-day option to purchase up to an additional
1,200,000

shares of the Company’s common stock on
the same terms and conditions, which J.P. Morgan exercised in full on March 3, 2021. The closing of the offering of
9,200,000

shares
of the Company’s common stock occurred on March 5, 2021, with net proceeds to the Company of approximately $
50.1

million, net of
offering expenses.

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

lenders, resulting

in material

adverse effects

on our results

of operations

and to our

financial
condition.

The Agency

RMBS market

largely stabilized

after the

Federal Reserve

announced

on March 23,

2020 that

it would purchase

Agency
RMBS and

U.S. Treasuries

in the amounts

needed to

support smooth

market functioning.

As of March

31, 2021,

we have timely

satisfied
all margin

calls. The

RMBS market

continues to

react to the

pandemic and

the various

measures put

in place to

stabilize the

market.

To
the extent

the financial

or mortgage

markets do

not respond

favorably to

any of these

actions, or

such actions

do not function

as intended,
our business,

results of

operations

and financial

condition may

continue to

be materially

adversely

affected. Although

the Company

cannot
estimate the

length or

gravity of

the impact

of the COVID-19

pandemic at

this time,

if the pandemic

continues,

it may continue

to have
materially

adverse effects

on the Company’s

results of

future operations,

financial position,

and liquidity

during 2021.

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

31, 2021 are

not necessarily

indicative

of the results

that may be

expected for
the year ending

December 31,

2021.

The balance

sheet at December

31, 2020 has

been derived

from the audited

financial statements

at that date

but does not

include all
of the information

and footnotes

required by

GAAP for

complete financial

statements.

For further

information,

refer to the

financial
statements

and footnotes

thereto included

in the Company’s

Annual Report

on Form 10-K

for the year

ended December

31, 2020.

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
2021.

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

(in thousands)
March 31, 2021 December 31, 2020
Cash and cash equivalents $
211,436
$
220,143
Restricted cash
117,155
79,363
Total cash, cash equivalents

and restricted cash
$
328,591
$
299,506

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

2021 and December

31, 2020 due

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

NOTE 2.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

RMBS portfolio

as of March

31, 2021 and

December 31,

2020:

(in thousands)
March 31, 2021 December 31, 2020
Pass-Through RMBS Certificates:
Fixed-rate Mortgages

$
4,297,731
$
3,560,746
Fixed-rate CMOs
-
137,453
Total Pass-Through

Certificates
4,297,731
3,698,199
Structured RMBS Certificates:
Interest-Only Securities
35,521
28,696
Inverse Interest-Only Securities
5,284
-
Total Structured

RMBS Certificates
40,805
28,696
Total $
4,338,536
$
3,726,895

NOTE 3.

REPURCHASE AGREEMENTS

The Company

pledges certain

of its RMBS

as collateral

under repurchase

agreements

with financial

institutions.

Interest rates

are
generally fixed

based on prevailing

rates corresponding

to the terms

of the borrowings,

and interest

is generally

paid at the

termination

of a
borrowing.

If the fair

value of the

pledged securities

declines,

lenders will

typically require

the Company

to post additional

collateral

or pay
down borrowings

to re-establish

agreed upon

collateral

requirements,

referred to

as "margin

calls." Similarly,

if the fair

value of the

pledged
securities

increases,

lenders may

release collateral

back to the

Company. As of March

31, 2021,

the Company

had met all

margin call
requirements.

As of March

31, 2021 and

December 31,

2020, the

Company’s repurchase

agreements

had remaining

maturities

as summarized
below:

($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
March 31, 2021
Fair market value of securities pledged, including
accrued interest receivable $
58,219
$
2,288,135
$
1,316,896
$
622,666
$
4,285,916
Repurchase agreement liabilities associated with
these securities $
53,526
$
2,233,561
$
1,289,617
$
604,976
$
4,181,680
Net weighted average borrowing rate
0.24%
0.18%
0.18%
0.18%
0.18%
December 31, 2020
Fair market value of securities pledged, including
accrued interest receivable $
-
$
2,112,969
$
1,560,798
$
55,776
$
3,729,543
Repurchase agreement liabilities associated with
these securities $
-
$
2,047,897
$
1,494,500
$
53,189
$
3,595,586
Net weighted average borrowing rate
-
0.23%
0.22%
0.30%
0.23%

In addition, cash pledged to counterparties for repurchase agreements was approximately

$
102.6

million and $
58.8

million as of
March 31, 2021 and December 31, 2020, respectively.

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

31, 2021,

the Company

had an aggregate

amount at

risk (the difference
between the

amount loaned

to the Company,

including interest

payable and

securities

posted by

the counterparty

(if any),

and the fair
value of securities

and cash pledged

(if any),

including accrued

interest on

such securities)

with all

counterparties

of approximately

$
205.9

million.

The Company

did not have

an amount

at risk with

any individual

counterparty

greater than

10% of the

Company’s equity

at March
31, 2021 and

December 31,

2020.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table

below summarizes

fair value

information

about our

derivative

and other

hedging instruments

assets and

liabilities

as of
March 31,

2021 and December

31, 2020.

(in thousands)
Derivative and Other Hedging Instruments Balance Sheet Location March 31, 2021 December 31, 2020
Assets
Interest rate swaps Derivative assets, at fair value $
25,254
$
7
Payer swaptions (long positions) Derivative assets, at fair value
58,643
17,433
Interest rate floors Derivative assets, at fair value
2,399
-
TBA securities Derivative assets, at fair value
9,456
3,559
Total derivative

assets, at fair value
$
95,752
$
20,999
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
-
$
24,711
Payer swaptions (short positions) Derivative liabilities, at fair value
35,057
7,730
TBA securities Derivative liabilities, at fair value
-
786
Total derivative

liabilities, at fair value
$
35,057
$
33,227
Margin Balances Posted to (from) Counterparties
Futures contracts Restricted cash $
585
$
489
TBA securities Restricted cash
1,781
284
TBA securities Other liabilities
(7,407)
(2,520)
Interest rate swaption contracts Other liabilities
(13,962)
(3,563)
Interest rate swap contracts Restricted cash
12,214
19,761
Total margin

balances on derivative contracts
$ (6,789) $ 14,451

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

2021
and December

31, 2020.

($ in thousands)
March 31, 2021
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Eurodollar Futures Contracts (Short Positions)
2021 $ 50,000
1.01%
0.21%
$
(301)
Treasury Note Futures Contracts (Short

Position)
(2)
June 2021 5-year T-Note futures
(Jun 2021 - Jun 2026 Hedge Period) $ 69,000
0.88%
1.17%
$
1,036

($ in thousands)
December 31, 2020
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open

Expiration Year Amount Rate Rate Equity
(1)
Eurodollar Futures Contracts (Short Positions)
2021 $ 50,000
1.03%
0.18%
$
(424)
Treasury Note Futures Contracts (Short

Position)
(2)
March 2021 5 year T-Note futures
(Mar 2021 - Mar 2026 Hedge Period) $ 69,000
0.72%
0.67%
$
(186)

(1)

Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

T-Note futures contracts were valued

at a price of $
123.40

at March 31, 2021 and $
126.16

at December 31, 2020.

The contract values of the
short positions were $
85.1

million and $
87.1

million at March 31, 2021 and December 31, 2020, respectively.

Under our

interest rate

swap agreements,

we typically

pay a fixed

rate and receive

a floating

rate based

on LIBOR ("payer

swaps").
The floating

rate we receive

under our

swap agreements

has the effect

of offsetting

the repricing

characteristics

of our repurchase
agreements

and cash flows

on such liabilities.

We are typically

required to

post collateral

on our interest

rate swap

agreements.

The table
below presents

information

related to

the Company’s

interest rate

swap positions

at March 31,

2021 and December

31, 2020.

($ in thousands)
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
March 31, 2021
Expiration > 3 to ≤ 5 years $
955,000
0.64%
0.21%
$
15,286
4.8
Expiration > 5 years
400,000
1.16%
0.18%
9,968
8.1
$
1,355,000
0.79%
0.20%
$
25,254
5.7
December 31, 2020
Expiration > 3 to ≤ 5 years $
620,000
1.29%
0.22%
$
(23,760)
3.6
Expiration > 5 years
200,000
0.67%
0.23%
(944)
6.4
$
820,000
1.14%
0.23%
$
(24,704)
4.3

The table

below presents

information

related to

the Company’s

interest rate

floor positions

at March 31,

2021.

($ in thousands)
Net
Strike Estimated
Notional Swap Curve Fair
Expiration Amount Cost Rate Spread Value
February 3, 2023 $
70,000
$
511
0.76%
30Y5Y $
1,435
February 3, 2023
80,000
504
1.10%
10Y2Y
964
$
150,000
$
1,015
0.94%
2,399

The table

below presents

information

related to

the Company’s

interest rate

swaption positions

at March 31,

2021 and

December 31,
2020.

($ in thousands)
Option Underlying Swap
Weighted Average Weighted
Average Average
Adjustabl
e
Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
March 31, 2021
Payer Swaptions - long
>1 year ≤ 2 years $
25,390
$
58,643
22.1
$
1,027,200
2.20%
3 Month
15.0

Payer Swaptions - short
≤ 1 year $
(10,720)
$
(35,057)
10.1
$
(782,850)
2.20%
3 Month
15.0
December 31, 2020
Payer Swaptions - long
≤ 1 year $
3,450
$
5
2.5
$
500,000
0.95%
3 Month
4.0
>1 year ≤ 2 years
13,410
17,428
17.4
675,000
1.49%
3 Month
12.8
$
16,860
$
17,433
11.0
$
1,175,000
1.26%
3 Month
9.0
Payer Swaptions - short
≤ 1 year $
(4,660)
$
(7,730)
5.4
$
(507,700)
1.49%
3 Month
12.8

The following table summarizes our contracts to purchase and sell TBA securities as of March 31, 2021 and December 31, 2020
.

($ in thousands)
Notional Net
Amount Cost Market Carrying
Long (Short)
(1)
Basis
(2)
Value
(3)
Value
(4)
March 31, 2021
30-Year TBA securities:
2.5% $
(250,000)
$
(257,188)
$
(256,270)
$
918
3.0%
(1,062,000)
(1,114,345)
(1,105,807)
8,538
Total $
(1,312,000)
$
(1,371,533)
$
(1,362,077)
$
9,456
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

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the three months ended March 31, 2021 and 2020.

(in thousands)
Three Months Ended March 31,
2021 2020
Eurodollar futures contracts (short positions) $
12
$
(8,217)
T-Note futures contracts (short position)
2,476
(4,339)
Interest rate swaps
27,123
(60,623)
Payer swaptions (short positions)
(26,167)
-
Payer swaptions (long positions)
40,070
(2,589)
Interest rate floors
1,384
-
TBA securities (short positions)
9,133
(7,090)
TBA securities (long positions)
(8,559)
-
Total $
45,472
$
(82,858)

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

31, 2021 and

December 31,

2020.

(in thousands)
March 31, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
4,081,596
$
-
$
4,081,596
$
3,692,811
$
-
$
3,692,811
Structured RMBS - fair value
38,904
-
38,904
27,095
-
27,095
Accrued interest on pledged securities
10,572
-
10,572
9,636
-
9,636
Receivable for securities sold
154,977
-
154,977
-
-
-
Restricted cash
102,575
14,580
117,155
58,829
20,534
79,363
Total $
4,388,624
$
14,580
$
4,403,204
$
3,788,371
$
20,534
$
3,808,905

Assets Pledged

from Counterparties

The table

below summarizes

our assets

pledged to

us from counterparties

under our

repurchase

agreements,

reverse repurchase
agreements

and derivative

agreements

as of March

31, 2021 and

December 31,

2020.

(in thousands)
March 31, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Total Agreements Agreements Total
Cash $
99
$
21,369
$
21,468
$
120
$
6,083
$
6,203
U.S. Treasury securities - fair value
737
-
737
253
-
253
Total $
836
$
21,369
$
22,205
$ $
373
$
6,083
$
6,456

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

2021 and December

31, 2020.

(in thousands)
Offsetting of Assets
Gross Amount Not
Net Amount Offset in the Balance Sheet
of Assets Financial
Gross Amount Gross Amount Presented Instruments Cash
of Recognized Offset in the in the Received as Received as Net
Assets Balance Sheet Balance Sheet Collateral Collateral Amount
March 31, 2021
Interest rate swaps $
25,254
$
-
$
25,254
$
-
$
-
$
25,254
Interest rate swaptions
58,643
-
58,643
-
(13,962)
44,681
Interest rate floors
2,399
-
2,399
-
-
2,399
TBA securities
9,456
-
9,456
-
(7,407)
2,049
$
95,752
$
-
$
95,752
$
-
$
(21,369)
$
74,383
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
March 31, 2021
Repurchase Agreements $
4,181,680
$
-
$
4,181,680
$
(4,079,105)
$
(102,575)
$
-
Interest rate swaptions
35,057
-
35,057
-
-
35,057
$
4,216,737
$
-
$
4,216,737
$
(4,079,105)
$
(102,575)
$
35,057
December 31, 2020
Repurchase Agreements $
3,595,586
$
-
$
3,595,586
$
(3,536,757)
$
(58,829)
$
-
Interest rate swaps
24,711
-
24,711
-
(19,761)
4,950
Interest rate swaptions
7,730
-
7,730
-
-
7,730
TBA securities
786
-
786
-
(284)
502
$
3,628,813
$
-
$
3,628,813
$
(3,536,757)
$
(78,874)
$
13,182

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

31, 2021 and

the year ended

December 31,

2020, the

Company completed

the following

public
offerings of

shares of

its common

stock.

($ in thousands, except per share amounts)
Weighted
Average
Price
Received Net
Type of Offering Period Per Share
(1)
Shares Proceeds
(2)
2021
At the Market Offering Program
(3)
First Quarter $
5.10
308,048
$
1,572
Follow-on Offerings First Quarter
5.31
17,940,000
95,336
Total
18,248,048
$
96,908
2020
At the Market Offering Program
(3)
First Quarter $
6.13
3,170,727
$
19,447
At the Market Offering Program
(3)
Second Quarter
-
-
-
At the Market Offering Program
(3)
Third Quarter
5.06
3,073,326
15,566
At the Market Offering Program
(3)
Fourth Quarter
5.32
6,775,187
36,037
13,019,240
$
71,050

(1)

Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
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

From the inception of the stock repurchase program through March 31, 2021, the Company repurchased a total of
5,685,511
shares at an aggregate cost of approximately $
40.4

million, including commissions and fees, for a weighted average price of $
7.10

per
share. No shares were repurchased during the three months ended March 31, 2021 and 2020. The remaining authorization under the
repurchase program as of March 31, 2021 was
837,311

shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
1.395
$
4,662
2014
2.160
22,643
2015
1.920
38,748
2016
1.680
41,388
2017
1.680
70,717
2018
1.070
55,814
2019
0.960
54,421
2020
0.790
53,570
2021 - YTD
(1)
0.260
23,374
Totals $
11.915
$
365,337

(1)

On
April 14, 2021
, the Company declared a dividend of $
0.065

per share to be paid on
May 26, 2021
.

The effect of this dividend is included in
the table above but is not reflected in the Company’s financial statements as of March 31, 2021.

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

Performance Units are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company or the Manager.

Compensation expense for the Performance Units is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to Performance Units outstanding during the three months ended
March 31, 2021 and 2020.

($ in thousands, except per share data)
Three Months Ended March 31,

2021 2020
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
4,554
$
7.45
19,021
$
7.78
Granted
137,897
5.88
-
-
Vested and issued
(2,277)
7.45
(4,153)
8.20
Unvested, end of period
140,174
$
5.91
14,868
$
7.66
Compensation expense during period $
3
$
14
Unrecognized compensation expense, end of period $
812
$
27
Intrinsic value, end of period $
842
$
44
Weighted-average remaining vesting term (in years)
2.1
0.7

The number of shares of common stock issuable upon the vesting of the remaining outstanding Performance Units was reduced in the third quarter of 2020 as a result of the book value impairment event that occurred pursuant to the Company's
Long Term

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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the
Incentive Plan to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2021 and 2020. All of the fully vested shares of common stock issued during the three months ended March 31, 2021, and the related compensation expense, were granted with respect to service performed during the previous fiscal year.

($ in thousands, except per share data)
Three Months Ended March 31,
2021 2020
Fully vested shares granted
137,897
-
Weighted average grant date price per share $
5.88
-
Compensation expense related to fully vested shares of common stock awards
(1)
$
811
$
-

(1)

The awards issued during the three months ended March 31, 2021 were granted with respect to service performed in 2020. Approximately
$600,000 of compensation expense related to the 2021 awards was accrued and recognized in 2020.

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

The following table presents information related to the DSUs outstanding during the three months ended March 31,
2021 and 2020.

($ in thousands, except per share data)
Three Months Ended March 31,
2021 2020
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
90,946
$
5.44
43,570
$
6.56
Granted and vested
10,422
5.31
9,008
5.69
Issued
-
-
-
-
Outstanding, end of period
101,368
$
5.43
52,578
$
6.41
Compensation expense during period $
45
$
45
Intrinsic value, end of period $
609
$
155

NOTE 9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at March 31, 2021.

NOTE 10. INCOME TAXES

The Company will generally not be subject to federal income tax on its REIT taxable income to the extent it distributes its REIT
taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock
ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally
must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed
up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain
other requirements.

NOTE 11.

EARNINGS PER SHARE (EPS)

The Company

had dividend

eligible Performance

Units and

Deferred Stock

Units that

were outstanding

during the

three months
ended March

31, 2021 and

2020. The

basic and diluted

per share

computations

include these

unvested Performance

Units and

Deferred
Stock Units

if there is

income available

to common stock,

as they have

dividend participation

rights. The

unvested Performance

Units and
Deferred

Stock Units

have no contractual

obligation

to share in

losses. Because

there is no

such obligation,

the unvested

Performance
Units and

Deferred

Stock Units

are not included

in the basic

and diluted

EPS computations

when no income

is available

to common

stock
even though

they are considered

participating

securities.

The table

below reconciles

the numerator

and denominator

of EPS for

the three months

ended March

31, 2021 and

2020.

(in thousands, except per share information)
Three Months Ended March 31,
2021 2020
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net loss - Basic and diluted $
(29,369)
$
(91,199)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
94,411
66,237
Effect of weighting

(9,066)
(1,647)
Weighted average shares-basic and diluted
85,345
64,590
Net loss per common share:

Basic and diluted $
(0.34)
$
(1.41)
Anti-dilutive incentive shares not included in calculation.
242
67

NOTE 12.

FAIR VALUE

The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be received

to sell an
asset or paid

to transfer

a liability

(an exit price).

A fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or liability,

including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect of

a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required disclosures

include stratification

of balance

sheet amounts
measured at

fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●

Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical assets

or liabilities

traded in

active markets
(which include

exchanges and

over-the-counter

markets with

sufficient volume),

●

Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical or

similar instruments

in markets

that are not

active and

model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and
●

Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use significant

assumptions

not
observable

in the market,

but observable

based on Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates for

assumptions

that market

participants

would use

in pricing

the asset or

liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include the
use of market

prices of assets

or liabilities

that are not

directly comparable

to the subject

asset or

liability.

The Company's

RMBS and

TBA securities

are Level

2 valuations,

and such valuations

currently are

determined

by the Company
based on independent

pricing sources

and/or third

party broker

quotes, when

available. Because

the price

estimates may

vary, the
Company must

make certain

judgments

and assumptions

about the

appropriate

price to use

to calculate

the fair values.

The Company

and
the independent

pricing sources

use various

valuation techniques

to determine

the price

of the Company’s

securities.

These techniques
include observing

the most recent

market for

like or identical

assets (including

security coupon,

maturity, yield,

and prepayment

speeds),
spread pricing

techniques

to determine

market credit

spreads

(option adjusted

spread, zero

volatility

spread, spread

to the U.S.

Treasury
curve or spread

to a benchmark

such as a TBA),

and model driven

approaches

(the discounted

cash flow

method, Black

Scholes and
SABR models

which rely

upon observable

market rates

such as the

term structure

of interest

rates and

volatility).

The appropriate

spread
pricing method

used is based

on market

convention.

The pricing

source determines

the spread

of recently

observed trade

activity or
observable

markets for

assets similar

to those being

priced. The

spread is then

adjusted based

on variances

in certain

characteristics
between the

market observation

and the asset

being priced.

Those characteristics

include: type

of asset, the

expected life

of the asset,

the
stability and

predictability

of the expected

future cash

flows of the

asset, whether

the coupon

of the asset

is fixed or

adjustable,

the
guarantor

of the security

if applicable,

the coupon,

the maturity, the

issuer, size of

the underlying

loans, year

in which the

underlying

loans
were originated,

loan to value

ratio, state

in which the

underlying

loans reside,

credit score

of the underlying

borrowers

and other variables
if appropriate.

The fair value

of the security

is determined

by using the

adjusted spread.

The Company’s

futures contracts

are Level

1 valuations,

as they are

exchange-traded

instruments

and quoted

market prices

are
readily available.

Futures contracts

are settled

daily. The Company’s

interest rate

swaps and

interest rate

swaptions

are Level

2
valuations.

The fair value

of interest

rate swaps

is determined

using a discounted

cash flow

approach

using forward

market interest

rates
and discount

rates, which

are observable

inputs. The

fair value

of interest

rate swaptions

is determined

using an option

pricing model.

RMBS (based

on the fair

value option),

derivatives

and TBA securities

were recorded

at fair value

on a recurring

basis during

the
three months

ended March

31, 2021 and

2020. When

determining

fair value

measurements,

the Company

considers the

principal or

most
advantageous

market in which

it would transact

and considers

assumptions

that market

participants

would use

when pricing

the asset.
When possible,

the Company

looks to active

and observable

markets to

price identical

assets.

When identical

assets are

not traded

in
active markets,

the Company

looks to market

observable

data for

similar assets.

The following

table presents

financial assets

(liabilities)

measured

at fair value

on a recurring

basis as of

March 31,

2021 and
December 31,

2020.

Derivative

contracts are

reported as

a net position

by contract

type, and

not based

on master

netting arrangements.

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
March 31, 2021
Mortgage-backed securities $
-
$
4,338,536
$
-
Interest rate swaps
-
25,254
-
Interest rate swaptions
-
23,586
-
Interest rate floors
-
2,399
-
TBA securities
-
9,456
-
December 31, 2020
Mortgage-backed securities $
-
$
3,726,895
$
-
Interest rate swaps
-
(24,704)
-
Interest rate swaptions
-
9,703
-
TBA securities
-
2,773
-

During the three months ended March 31, 2021 and 2020, there were no transfers of financial assets or liabilities between levels 1,
2 or 3.

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

Total

expenses recorded for the management fee and costs incurred were approximately $
2.0

million and $
1.7

million
for the three months ended March 31, 2021 and 2020, respectively. At

March 31, 2021 and December 31, 2020, the net
amount due to affiliates was approximately $
0.7

million and $
0.6

million, respectively.

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

31, 2021, Bimini
owned
2,595,357

shares, or 2.8%, of the Company’s common stock.

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

2021, we issued a total of 10,156,561 shares under the August 2020 Equity Distribution

Agreement for aggregate gross proceeds of
approximately $54.1 million, and net proceeds of approximately $53.2 million, net of commissions and fees.

On January 20, 2021, we entered into an underwriting agreement (the “January 2021

Underwriting Agreement”) with J.P. Morgan
Securities LLC (“J.P. Morgan”), relating to the offer and sale of 7,600,000 shares of our common stock. J.P.

Morgan purchased the
shares of our common stock from the Company pursuant to the January 2021 Underwriting

Agreement at $5.20 per share. In addition,
we granted J.P.

Morgan a 30-day option to purchase up to an additional 1,140,000 shares of our common stock on the same terms and
conditions, which J.P. Morgan exercised in full on January 21, 2021. The closing of the offering of 8,740,000 shares of our common stock occurred on January 25, 2021, with net proceeds to us of approximately

$45.2 million,

net of offering expenses.

On March 2, 2021 we entered into an underwriting agreement (the “March 2021 Underwriting

Agreement”) with J.P. Morgan,
relating to the offer and sale of 8,000,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the March 2021 Underwriting Agreement at $5.45 per share.

In addition, we granted J.P. Morgan a 30-day
option to purchase up to an additional 1,200,000 shares of our common stock on the same terms and conditions, which J.P. Morgan
exercised in full on March 3, 2021. The closing of the offering of 9,200,000 shares of our common stock occurred on March 5, 2021,
with net proceeds to us of approximately $50.1 million, net of offering expenses.

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
Company’s then outstanding share count. This stock repurchase program has no termination date.

From the inception of the stock repurchase program through March 31, 2021, the Company repurchased a total of 5,685,511
shares at an aggregate cost of approximately $40.4

million, including commissions and fees, for a weighted average price of $7.10

per
share. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2021. The
remaining authorization under the repurchase program as of March 31, 2021 was 837,311 shares.

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

Results of

Operations

Described

below are

the Company’s

results of

operations

for the three

months ended

March 31,

2021, as compared

to the
Company’s results

of operations

for the three

months ended

March 31,

2020.

Net (Loss)

Income Summary

Net loss for

the three

months ended

March 31,

2021 was $29.4

million, or

$0.34 per

share. Net

loss for the

three months

ended
March 31, 2020

was $91.2

million, or

$1.41 per

share. The

components

of net loss

for the three

months ended

March 31,

2021 and

2020,
along with

the changes

in those components

are presented

in the table

below:

(in thousands)
2021 2020 Change
Interest income $ 26,856 $ 35,671 $ (8,815)
Interest expense (1,941) (16,523) 14,582
Net interest income 24,915 19,148 5,767
Losses on RMBS and derivative contracts (50,791) (108,206) 57,415
Net portfolio deficiency (25,876) (89,058) 63,182
Expenses (3,493) (2,141) (1,352)
Net loss $ (29,369) $ (91,199) $ 61,830

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

In addition, we have not designated our derivative financial instruments used for hedging purposes as hedges for accounting purposes, but rather hold them for economic hedging purposes. Changes in fair value of these instruments are presented in a separate line item in the Company’s statements of operations and are not included in interest expense.

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
(1)
Losses (GAAP) Losses Losses
Three Months Ended
March 31, 2021 $ (29,369) $ (50,791) $ 21,422 $ (0.34) $ (0.60) $ 0.26
December 31, 2020 16,479 (4,605) 21,084 0.23 (0.07) 0.30
September 30, 2020 28,076 5,745 22,331 0.42 0.09 0.33
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

The Company may invest in TBAs, which are forward contracts for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency
RMBS to be delivered into the contract are not known until shortly before the settlement date. We may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into a dollar roll transaction. The
Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to equivalent securities settling in the current month. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. These TBAs are accounted for as derivatives and marked to market through the income statement. Gains or losses on TBAs are included with gains or losses on other derivative contracts and are not included in interest income for purposes of the discussions below.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter of 2021 to date and 2020.

Gains (Losses) on Derivative Instruments
(in thousands)
Funding Hedges
Recognized in Attributed to Attributed to
Income U.S. Treasury and TBA Current Future
Statement Securities Gain (Loss) Period Periods
(GAAP) (Short Positions) (Long Positions) (Non-GAAP) (Non-GAAP)
Three Months Ended
March 31, 2021 $ 45,472 $ 9,133 $ (8,559) $ (4,044) $ 48,942
December 31, 2020 8,538 (436) 5,480 (5,790) $ 9,284
September 30, 2020 4,079 131 3,336 (6,900) $ 7,512
June 30, 2020 (8,851) 582 1,133 (5,751) $ (4,815)
March 31, 2020 (82,858) (7,090) - (4,900) $ (70,868)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
Interest Expense on Borrowings
Gains
(Losses) on

Derivative
Instruments Net Interest Income
GAAP Attributed Economic GAAP Economic
Interest Interest to Current Interest Net Interest Net Interest
Income Expense Period
(1)
Expense
(2)
Income Income
(3)
Three Months Ended
March 31, 2021 $ 26,856 $ 1,941 $ (4,044) $ 5,985 $ 24,915 $ 20,871
December 31, 2020 25,893 2,011 (5,790) 7,801 23,882 18,092
September 30, 2020 27,223 2,043 (6,900) 8,943 25,180 18,280
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

31, 2021,

we generated

$24.9 million

of net interest

income, consisting

of $26.9 million

of
interest income

from RMBS

assets offset

by $1.9 million

of interest

expense on

borrowings.

For the comparable

period ended

March 31,
2020, we generated

$19.1 million

of net interest

income, consisting

of $35.7 million

of interest

income from

RMBS assets

offset by $16.5
million of

interest expense

on borrowings.

The $8.8 million

decrease in

interest income

was due to

a 170 basis

point ("bps")

decrease in
the yield on

average RMBS,

partially offset

by the $762.9

million increase

in average

RMBS. The

$14.6 million

decrease in

interest
expense was

due to a 191

bps decrease

in the average

cost of funds,

partially offset

by a $759.5

million increase

in average

outstanding
borrowings.

We had more

average assets

and borrowings

during the

first quarter

of 2021 compared

to the first

quarter of

2020 as we
deployed the

proceeds of

our capital

raising activity

during the

second half

of 2020 and

the first

quarter of

2021.

On an economic

basis, our

interest

expense on

borrowings

for the three

months ended

March 31,

2021 and 2020

was $6.0 million
and $21.4

million, respectively,

resulting in

$20.9 million

and $14.2

million of

economic net

interest

income, respectively.

The lower
economic interest

expense during

the three

months ended

March 31,

2021 was due

to the 191

bps decrease

in the average

cost of funds
noted above,

partially offset

by the $759.5

million increase

in average

outstanding

borrowings

and the negative

performance

of our
hedging activities

during the

period.

The tables

below provide

information

on our portfolio

average balances,

interest income,

yield on

assets, average

borrowings,

interest
expense, cost

of funds,

net interest

income and

net interest

spread for

each quarter

in 2021 to date

and 2020 on

both a GAAP

and
economic basis.

($ in thousands)
Average Yield on Interest Expense Average Cost of Funds
RMBS Interest Average Average GAAP Economic GAAP Economic
Held
(1)
Income RMBS Borrowings
(1)
Basis Basis
(2)
Basis Basis
(3)
Three Months Ended
March 31, 2021 $ 4,032,716 $ 26,856 2.66% $ 3,888,633 $ 1,941 $ 5,985 0.20% 0.62%
December 31, 2020 3,633,631 25,893 2.85% 3,438,444 2,011 7,801 0.23% 0.91%
September 30, 2020 3,422,564 27,223 3.18% 3,228,021 2,043 8,943 0.25% 1.11%
June 30, 2020 3,126,779 27,258 3.49% 2,992,494 4,479 10,230 0.60% 1.37%
March 31, 2020 3,269,859 35,671 4.36% 3,129,178 16,523 21,423 2.11% 2.74%

($ in thousands)
Net Interest Income Net Interest Spread
GAAP Economic GAAP Economic
Basis Basis
(2)
Basis Basis
(4)
Three Months Ended

March 31, 2021 $ 24,915 $ 20,871 2.46% 2.04%
December 31, 2020 23,882 18,093 2.62% 1.94%
September 30, 2020 25,180 18,280 2.93% 2.07%
June 30, 2020 22,779 17,028 2.89% 2.12%
March 31, 2020 19,148 14,248 2.25% 1.62%

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

March 31,

2021 and

2020 was $26.9

million and

$35.7 million,

respectively.

We had
average RMBS

holdings of

$4,032.7 million

and $3,269.9

million for

the three

months ended

March 31,

2021 and 2020,

respectively.

The
yield on our

portfolio

was 2.66%

and 4.36%

for the three

months ended

March 31,

2021 and 2020,

respectively. For

the three

months
ended March

31, 2021 as

compared

to the three

months ended

March 31,

2020, there

was a $8.8

million decrease

in interest

income due
to a 170 bps

decrease in

the yield

on average

RMBS,

partially offset

by a $762.9

million increase

in average

RMBS.

The table

below presents

the average

portfolio

size, income

and yields

of our respective

sub-portfolios,

consisting

of structured

RMBS
and PT RMBS

for each quarter

in 2021 to

date and 2020.

($ in thousands)
Average RMBS Held Interest Income Realized Yield on Average RMBS
PT Structured PT Structured PT Structured
Three Months Ended RMBS RMBS Total RMBS RMBS Total RMBS RMBS Total
March 31, 2021 $ 3,997,965 $ 34,751 $ 4,032,716 $ 26,869 $ (13) $ 26,856 2.69% (0.15)% 2.66%
December 31, 2020 3,603,885 29,746 3,633,631 25,933 (40) 25,893 2.88% (0.53)% 2.85%
September 30, 2020 3,389,037 33,527 3,422,564 27,021 202 27,223 3.19% 2.41% 3.18%
June 30, 2020 3,088,603 38,176 3,126,779 27,004 254 27,258 3.50% 2.67% 3.49%
March 31, 2020 3,207,467 62,392 3,269,859 35,286 385 35,671 4.40% 2.47% 4.36%

Interest Expense and the Cost of Funds

We had average

outstanding

borrowings

of $3,888.6

million and

$3,129.2 million

and total

interest

expense of

$1.9 million

and $16.5
million for

the three

months ended

March 31,

2021 and 2020,

respectively. Our

average cost

of funds was

0.20% and

2.11% for the three
months ended

March 31,

2021 and

2020, respectively.

Contributing

to the decrease

in interest

expense was

a 191 bps

decrease

in the
average cost

of funds,

partially offset

by a $759.5

million increase

in average

outstanding

borrowings

during the

three months

ended
March 31,

2021 as compared

to the three

months ended

March 31,

2020.

Our economic

interest expense

was $6.0 million

and $21.4

million for

the three

months ended

March 31,

2021 and 2020,

respectively.
There was

a 212 bps

decrease in

the average

economic cost

of funds to

0.62% for

the three

months ended

March 31,

2021 from

2.74%
for the three

months ended

March 31,

2020.

Since all of

our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense. Our

average cost
of funds calculated

on a GAAP

basis was 7

bps above the

average one-month

LIBOR and

3 bps below

the average

six-month

LIBOR for
the quarter

ended March

31, 2021.

Our average

economic cost

of funds was

49 bps above

the average

one-month

LIBOR and

39 bps
above the average

six-month LIBOR

for the quarter

ended March

31, 2021.

The average

term to maturity

of the outstanding

repurchase

agreements

was 43 days

at March

31, 2021 and

31 days at

December 31,

2020.

The tables

below present

the average

balance of

borrowings

outstanding,

interest expense

and average

cost of funds,

and average
one-month

and six-month

LIBOR rates

for each quarter

in 2021 to date

and 2020 on

both a GAAP

and economic

basis.

($ in thousands)
Average Interest Expense Average Cost of Funds
Balance of GAAP Economic GAAP Economic
Three Months Ended Borrowings Basis Basis Basis Basis
March 31, 2021 $ 3,888,633 $ 1,941 $ 5,985 0.20% 0.62%
December 31, 2020 3,438,444 2,011 7,801 0.23% 0.91%
September 30, 2020 3,228,021 2,043 8,943 0.25% 1.11%
June 30, 2020 2,992,494 4,479 10,230 0.60% 1.37%
March 31, 2020 3,129,178 16,523 21,423 2.11% 2.74%

Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
March 31, 2021 0.13% 0.23% 0.07% (0.03)% 0.49% 0.39%
December 31, 2020 0.15% 0.27% 0.08% (0.04)% 0.76% 0.64%
September 30, 2020 0.17% 0.35% 0.08% (0.10)% 0.94% 0.76%
June 30, 2020 0.55% 0.70% 0.05% (0.10)% 0.82% 0.67%
March 31, 2020 1.34% 1.43% 0.77% 0.68% 1.40% 1.31%

Gains or Losses

The table

below presents

our gains

or losses for

the three

months ended

March 31,

2021 and 2020.

(in thousands)
2021 2020 Change
Realized losses on sales of RMBS $ (7,397) $ (28,380) $ 20,983
Unrealized (losses) gains on RMBS (88,866) 3,032 (91,898)
Total losses on

RMBS
(96,263) (25,348) (70,915)
Gains (losses) on interest rate futures 2,488 (12,556) 15,044
Gains (losses) on interest rate swaps 27,123 (60,623) 87,746
Losses on payer swaptions (short positions) (26,167) - (26,167)
Gains (losses) on payer swaptions (long positions) 40,070 (2,589) 42,659
Gains on interest rate floors 1,384 - 1,384
Losses on TBA securities (long positions) (8,559) - (8,559)
Gains (losses) on TBA securities (short positions) 9,133 (7,090) 16,223
Total $ (50,791) $ (108,206) $ 57,415

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

2021 and 2020,

we received

proceeds of

$988.5 million

and $1,808.9

million,
respectively, from

the sales of

RMBS. Most

of these sales

in the first

quarter of

2020 occurred

during the

second half

of March 2020

as we
sold assets

in order to

maintain sufficient

cash and liquidity

and reduce

risk associated

with the

market turmoil

brought about

by COVID-
19.

Realized and

unrealized

gains and

losses on RMBS

are driven

in part by

changes in

yields and

interest rates,

which affect

the pricing
of the securities

in our portfolio.

As rates increased

during the

three months

ended March

31, 2021,

it had a negative

impact on

our RMBS
portfolio.

Gains and losses

on interest

rate futures

contracts are

affected by

changes in

implied forward

rates during

the reporting

period.
The table

below presents

historical

interest rate

data for each

quarter end

during 2021

to date and

2020.

5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
LIBOR
(3)
March 31, 2021 0.94% 1.75% 2.39% 3.08% 0.19%
December 31, 2020 0.36% 0.92% 2.22% 2.68% 0.23%
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

Rate Mortgage Rates are obtained from Freddie Mac’s

Primary Mortgage Market Survey.

(3)

Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.

Expenses

Total

operating expenses were approximately $3.5 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.

The table below presents a breakdown of operating expenses for the three months ended March
31, 2021 and 2020.

(in thousands)
2021 2020 Change
Management fees $ 1,621 $ 1,377 $ 244
Overhead allocation 404 347 57
Accrued incentive compensation 364 (436) 800
Directors fees and liability insurance 272 260 12
Audit, legal and other professional fees 318 255 63
Other direct REIT operating expenses 421 206 215
Other expenses 93 132 (39)
Total expenses $ 3,493 $ 2,141 $ 1,352

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2021 to date and
2020.

($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
March 31, 2021 $ 4,032,716 $ 453,353 $ 1,621 $ 404 $ 2,025
December 31, 2020 3,633,631 387,503 1,384 442 1,826
September 30, 2020 3,422,564 368,588 1,252 377 1,629
June 30, 2020 3,126,779 361,093 1,268 348 1,616
March 31, 2020 3,269,859 376,673 1,377 347 1,724

Financial

Condition:

Mortgage-Backed Securities

As of March

31, 2021,

our RMBS portfolio

consisted of

$4,338.5 million

of Agency RMBS

at fair value

and had a

weighted average
coupon on

assets of 3.02%.

During the

three months

ended March

31, 2021,

we received

principal repayments

of $123.9

million
compared to

$142.3 million

for the three

months ended

March 31,

2020.

The average

three month

prepayment

speeds for

the quarters
ended March

31, 2021 and

2020 were

12.0% and

11.9%, respectively.

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
March 31, 2021 9.9 40.3 12.0
December 31, 2020 16.7 44.3 20.1
September 30, 2020 14.3 40.4 17.0
June 30, 2020 13.9 35.3 16.3
March 31, 2020 9.8 22.9 11.9

The following

tables summarize

certain characteristics

of the Company’s

PT RMBS and

structured

RMBS as of

March 31,

2021 and
December 31,

2020:

($ in thousands)
Weighted
Percentage Average
of Weighted Maturity
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
March 31, 2021
Fixed Rate RMBS $ 4,297,731 99.1% 2.95% 335 1-Mar-51
Total Mortgage-backed Pass-through 4,297,731 99.1% 2.95% 335 1-Mar-51

Interest-Only Securities 35,521 0.8% 3.98% 264 25-May-50
Inverse Interest-Only Securities 5,284 0.1% 3.77% 311 15-Jun-42
Total Structured RMBS 40,805 0.9% 3.93% 275 25-May-50
Total Mortgage Assets $ 4,338,536 100.0% 3.02% 331 1-Mar-51
December 31, 2020
Fixed Rate RMBS $ 3,560,746 95.5% 3.09% 339 1-Jan-51
Fixed Rate CMOs 137,453 3.7% 4.00% 312 15-Dec-42
Total Mortgage-backed Pass-through 3,698,199 99.2% 3.13% 338 1-Jan-51
Interest-Only Securities 28,696 0.8% 3.98% 268 25-May-50
Total Structured RMBS 28,696 0.8% 3.98% 268 25-May-50
Total Mortgage Assets $ 3,726,895 100.0% 3.19% 333 1-Jan-51

($ in thousands)
March 31, 2021 December 31, 2020
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 3,439,588 79.3% $ 2,733,960 73.4%
Freddie Mac 898,948 20.7% 992,935 26.6%
Total Portfolio $ 4,338,536 100.0% $ 3,726,895 100.0%

March 31, 2021 December 31, 2020
Weighted Average Pass-through Purchase Price $ 107.56 $ 107.43
Weighted Average Structured Purchase Price $ 18.69 $ 20.06
Weighted Average Pass-through Current Price $ 106.14 $ 108.94
Weighted Average Structured Current Price $ 13.83 $ 10.87
Effective Duration
(1)
4.090 2.360

(1)

Effective duration is the approximate percentage change

in price for a 100 bps change in rates.

An effective duration of 4.090 indicates that an
interest rate increase of 1.0% would be expected to cause a 4.090% decrease in the value of the RMBS in the Company’s investment

portfolio
at March 31, 2021.

An effective duration of 2.360 indicates that an interest rate increase of 1.0% would be expected to cause a 2.360%
decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2020. These figures include the structured securities
in the portfolio, but do not include the effect of the Company’s funding cost hedges.

Effective duration quotes for individual investments are
obtained from The Yield Book, Inc.

The following

table presents

a summary

of portfolio

assets acquired

during the three

months ended

March 31, 2021

and
2020,

including securities

purchased

during the period

that settled

after the end

of the period,

if any.

($ in thousands)
2021 2020
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
Pass-through RMBS $ 1,971,296 $ 107.09 1.38% $ 1,334,350 $ 107.18 2.28%
Structured RMBS 4,807 6.93 0.14 - - 0.00%

Borrowings

As of March

31, 2021,

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

As of March

31, 2021,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$4,181.7 million

with a net
weighted average

borrowing

cost of 0.18%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

1 to
166 days, with

a weighted

average remaining

maturity of

43 days.

Securing the

repurchase

agreement

obligations

as of March

31, 2021
are RMBS

with an estimated

fair value,

including accrued

interest,

of approximately

$4,285.9 million

and a weighted

average maturity

of
339 months,

and cash pledged

to counterparties

of approximately

$102.6 million.

Through April

30, 2021,

we have been

able to maintain
our repurchase

facilities

with comparable

terms to those

that existed

at March 31,

2021 with

maturities

through October

8, 2021.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in
2021 to date and 2020.

($ in thousands)
Difference Between Ending
Ending Maximum Average Borrowings and
Balance of Balance of Balance of Average Borrowings
Three Months Ended Borrowings Borrowings Borrowings Amount Percent
March 31, 2021 $ 4,181,680 $ 4,204,935 $ 3,888,633 $ 293,047 7.54%
December 31, 2020 3,595,586 3,597,313 3,438,444 157,142 4.57%
September 30, 2020 3,281,303 3,286,454 3,228,021 53,282 1.65%
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

Liquidity and Capital Resources

Liquidity is

our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead,

fulfill margin

calls and

pay dividends.

Our principal

immediate sources

of liquidity

include cash

balances, unencumbered
assets and

borrowings

under repurchase

agreements.

Our borrowing

capacity will

vary over time

as the market

value of our

interest
earning assets

varies.

Our balance

sheet also

generates

liquidity

on an on-going

basis through

payments of

principal and

interest

we
receive on

our RMBS

portfolio.

Management

believes that

we currently

have sufficient

liquidity

and capital

resources available

for (a) the
acquisition

of additional

investments

consistent

with the size

and nature

of our existing

RMBS portfolio,

(b) the repayments

on borrowings
and (c) the

payment of

dividends

to the extent

required for

our continued

qualification

as a REIT.

We may also

generate liquidity

from time
to time by

selling our

equity or

debt securities

in public offerings

or private

placements.

Because our

PT RMBS portfolio

consists entirely

of government

and agency

securities,

we do not

anticipate

having difficulty
converting

our assets

to cash should

our liquidity

needs ever

exceed our

immediately

available

sources of

cash.

Our structured

RMBS
portfolio

also consists

entirely of

governmental

agency securities,

although they

typically

do not trade

with comparable

bid / ask spreads

as
PT RMBS.

However, we anticipate

that we would

be able to

liquidate such

securities readily,

even in distressed

markets, although

we
would likely

do so at prices

below where

such securities

could be sold

in a more

stable market.

To enhance our liquidity

even further,

we
may pledge

a portion

of our structured

RMBS as part

of a repurchase

agreement

funding, but

retain the

cash in lieu

of acquiring

additional
assets.

In this way

we can, at

a modest cost,

retain higher

levels of

cash on hand

and decrease

the likelihood

we will have

to sell assets

in
a distressed

market in order

to raise cash.

Our strategy

for hedging

our funding

costs typically

involves taking

short positions

in interest

rate futures,

treasury futures,

interest rate
swaps, interest

rate swaptions

or other instruments.

When the market

causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can reduce

our liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

via margin

calls to offset

the derivative

related margin

calls. If

this were

to occur in

sufficient
magnitude,

the loss of

liquidity might

force us to

reduce the

size of the

levered portfolio,

pledge additional

structured

securities

to raise

funds or risk

operating

the portfolio

with less liquidity.

Our master

repurchase

agreements

have no stated

expiration,

but can be

terminated

at any time

at our option

or at the

option of the
counterparty. However,

once a definitive

repurchase

agreement

under a master

repurchase

agreement

has been entered

into, it generally
may not be

terminated

by either

party.

A negotiated

termination

can occur, but

may involve

a fee to

be paid by

the party

seeking to
terminate

the repurchase

agreement

transaction,

as it did during

the three

months ended

March 31,

2020.

Under our

repurchase

agreement funding

arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the market

value of the
asset collateralizing

the financing

transaction

declines, the

market value

of our posted

margin will

be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases in

value, we

would be over

collateralized

and we
would be entitled

to have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as needed,

as do we.

Typically, but not always,

the parties

agree to a

minimum
threshold

amount for

margin calls

so as to avoid

the need for

nuisance margin

calls on a

daily basis.

Our master

repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis. Throughout

the three

months
ended March

31, 2021,

haircuts on

our pledged

collateral

remained

stable and

as of March

31, 2021,

our weighted

average haircut

was
approximately

5.0% of the

value of our

collateral.

TBAs represent

a form of

off-balance sheet

financing and

are accounted

for as derivative

instruments.

(See Note

4 to our Financial
Statements

in this Form

10-Q

for additional

details on

our TBAs).

Under certain

market conditions,

it may be uneconomical

for us to

roll our
TBAs into

future months

and we may

need to take

or make physical

delivery of

the underlying

securities.

If we were

required to

take
physical delivery

to settle a

long TBA,

we would have

to fund our

total purchase

commitment

with cash

or other financing

sources and

our
liquidity position

could be negatively

impacted.

Our TBAs are

also subject

to margin

requirements

governed by

the Mortgage-Backed

Securities

Division ("MBSD")

of the FICC

and
by our master

securities

forward transaction

agreements,

which may

establish margin

levels in

excess of the

MBSD. Such

provisions
require that

we establish

an initial

margin based

on the notional

value of the

TBA, which

is subject

to increase

if the estimated

fair value

of
our TBAs

or the estimated

fair value of

our pledged

collateral

declines. The

MBSD has

the sole discretion

to determine

the value

of our
TBAs and of

the pledged

collateral

securing such

contracts.

In the event

of a margin

call, we must

generally provide

additional

collateral

on
the same business

day.

Settlement

of our TBA

obligations

by taking delivery

of the underlying

securities

as well as

satisfying

margin requirements

could
negatively

impact our

liquidity

position.

However, since

we do not

use TBA dollar

roll transactions

as our primary

source of

financing,

we
believe that

we will have

adequate sources

of liquidity

to meet such

obligations.

As discussed

earlier, we invest

a portion

of our capital

in structured

Agency RMBS.

We generally

do not apply

leverage to

this portion
of our portfolio.

The leverage

inherent in

structured

securities

replaces the

leverage obtained

by acquiring

PT securities

and funding

them
in the repurchase

market.

This structured

RMBS strategy

has been a

core element

of the Company’s

overall investment

strategy since
inception.

However, we have

and may continue

to pledge

a portion

of our structured

RMBS in order

to raise our

cash levels,

but generally
will not pledge

these securities

in order to

acquire additional

assets.

The following

table summarizes

the effect on

our liquidity

and cash flows

from contractual

obligations

for repurchase

agreements

and
interest expense

on repurchase

agreements.

(in thousands)
Obligations Maturing
Within One
Year
One to Three
Years
Three to Five
Years
More than
Five Years Total
Repurchase agreements $ 4,181,680 $ - $ - $ - $ 4,181,680

Interest expense on repurchase agreements
(1)
1,800 - - - 1,800
Totals $ 4,183,480 $ - $ - $ - $ 4,183,480

(1)

Interest expense

on repurchase

agreements is

based on current

interest rates

as of March 31,

2021 and the

remaining term

of the liabilities

existing
at that date.

In future

periods, we

expect to continue

to finance

our activities

in a manner

that is consistent

with our current

operations

through
repurchase

agreements.

As of March

31, 2021,

we had cash

and cash equivalents

of $211.4 million.

We generated

cash flows

of $149.7
million from

principal and

interest

payments on

our RMBS

and had average

repurchase

agreements

outstanding

of $3,888.6

million during
the three

months ended

March 31,

2021.

Stockholders’

Equity

On January 23, 2020, we entered into the January 2020 Equity Distribution Agreement with three sales agents pursuant to which
we could offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions
that were deemed to be “at the market” offerings and privately negotiated transactions.

We issued a total of 3,170,727 shares under
the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately
$19.4 million, net of commissions and fees, prior to its termination in August 2020.

On August 4, 2020, we entered into the August 2020 Equity Distribution Agreement with four sales agents pursuant to which we
may offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of our common stock in transactions that
are deemed to be “at the market” offerings and privately negotiated transactions. Through March 31,

2021, we issued a total of
10,156,561 shares under the August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately $54.1 million,
and net proceeds of approximately $53.2 million, net of commissions and fees.

On January 20, 2021, we entered into the January 2021 Underwriting Agreement with J.P.

Morgan Securities LLC (“J.P. Morgan”),
relating to the offer and sale of 7,600,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the January 2021 Underwriting Agreement at $5.20 per share.

In addition, we granted J.P. Morgan a 30-day
option to purchase up to an additional 1,140,000 shares of our common stock on the same terms and conditions, which J.P. Morgan
exercised in full on January 21, 2021. The closing of the offering of 8,740,000 shares of our common stock occurred on January 25,
2021, with net proceeds to us of approximately $45.2 million, net of offering expenses.

On March 2, 2021 we entered into the “March 2021 Underwriting Agreement with J.P. Morgan, relating to the offer and sale of
8,000,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the
March 2021 Underwriting Agreement at $5.45 per share. In addition, we granted

J.P.

Morgan a 30-day option to purchase up to an
additional 1,200,000 shares of our common stock on the same terms and conditions,

which J.P. Morgan exercised in full on March 3,
2021. The closing of the offering of 9,200,000 shares of our common stock occurred on March

5, 2021, with net proceeds to us of
approximately $50.1 million, net of offering expenses payable.

Outlook

Economic Summary

During the first

quarter of 2021

the economy

made tremendous

strides towards

recovery from

the COVID-19

pandemic.
Evidence of

the recovery

was pervasive.

New cases of

COVID-19, which

peaked around

the turn of

the year, moderated
significantly, as

did hospitalizations

and deaths.

As a result

of the U.S. Senate

run-off elections

in early January,

both of which
were won by

Democrats,

one party was

now in control

of the White

House and both

houses of Congress.

This led the

way to a
new stimulus

package being

passed that was

at the high

end of market

expectations

- $1.9 trillion.

The American

Rescue Plan
Act of 2021 was

signed into

law on March

11, 2021.

This marked

the third legislative

act related

to the nation’s

recovery from

the COVID-19

pandemic, after

the $2.2 trillion

CARES Act (described

below), which

passed on March

27, 2020 and

the $2.3
trillion

Consolidated

Appropriations

Act of 2021,

which contained

$900 billion

of COVID-19

relief and was

signed on December
27, 2020.

Given the momentum

the administration

had after passing

the American

Rescue Plan

Act of 2021,

President

Biden
shortly thereafter

announced plans

for a $2 trillion-plus

infrastructure

bill.

The vaccine

roll-out,

which initially

seemed
haphazard, improved

to the point

where the U.S.

became a world

leader.

The U.S. was

well on its

way to herd

immunity as
over 200 million

inoculations

were administered

by April 21, 2021,

well ahead

of even the

most optimistic

projections at

the
beginning of

the year.

Economic data

released over

the course of

the first quarter

has been consistently

very strong.

Fueled
by two rounds

of stimulus

checks

during the first

quarter, consumers

have been spending.

Retail sales,

home sales, demand
for new cars

and other durable

goods are all

benefitting

from the stimulus

and considerable

pent-up demand.

Job growth
appears to be

accelerating

quickly, and the unemployment

rate has dropped

to 6.0%.

All of the developments

described
above have stoked

inflation fears.

The most obvious

evidence of

potential price

pressures relate

to supply shortages

of a
variety of

consumer goods

and commodities

caused by the

combination

of still constrained

production and

surging demand
that have begun

to surface

across the

economy.

The factors

highlighted

above have led

to a surging

economy, which grew

at an annualized

rate of 6.4%

during the

first
quarter.

They have also

impacted the

financial markets.

The various

broad equity

indices are

making new all-time

highs on a
frequent basis,

and corporate

debt issuance

levels – both

investment

grade and high

yield – are

at or near record

levels
reflecting

the demand for

capital and

investor appetite

for yield.

U.S. Treasury rates,

at least longer-term

rates, have

risen
significantly. The

ten-year U.S.

Treasury note yield

increased from

0.916% to 1.742%

over the course

of the first

quarter, an
increase of

82.6 basis points,

and the U.S.

Treasury curve

has steepened

substantially.

The market

has moved up
expectations

for a recovery

from the pandemic

and return to

normalcy significantly.

The Federal

Reserve (the

“Fed”) gave

a
green light

to higher rates,

referring to

them as a sign

of economic

strength.

However, when the

market has

attempted to

price
in an acceleration

to the timing

of the rate increases

by the Fed,

the Fed has

pushed back

against such

sentiment.

These
efforts have largely

been successful,

and current

market pricing

only reflects

one interest

rate hike by

the end of 2022.

Legislative

Response and

the Federal

Reserve

Congress passed

the CARES Act

quickly in

response to

the pandemic’s

emergence last

spring and followed

with
additional legislation

over the ensuing

months.

However, as certain

provisions

of the CARES

Act expired,

such as
supplemental

unemployment

insurance last

July, there appeared

to be a need

for additional

stimulus for

the economy

to deal
with the surge

in the pandemic

that occurred

as cold

weather set in,

particularly

over the Christmas

holiday.

As mentioned
above, the Federal

government eventually

passed an additional

stimulus package

in late December

of 2020 and again

in
March of 2021.

In addition,

the Fed has provided,

and continues

to provide,

as much support

to the markets

and the economy
as it can within

the constraints

of its mandate.

During the third

quarter of 2020,

the Fed unveiled

a new monetary

policy
framework

focused on average

inflation rate

targeting that

allows the

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
as short-term

rates could

remain low

for a considerable

period but longer-term

rates could rise

given the Fed’s

intention to

let
inflation potentially

run above 2%

in the future

as the economy

more fully

recovers.

As mentioned

above, this

appears to

be
occurring early

in 2021 now that

effective vaccines

have been found

and inoculations

are distributed

at an accelerating

pace.

Interest Rates

Interest rates

steadily increased

throughout the

first quarter

as described

above and levels

of implied

volatility

rose as well.

Mortgage rates

slowly declined

at the end of

2020 as originators

added capacity

and could handle

ever increasing

levels of
production volume.

This trend in

mortgage rates

quickly reversed

during the first

quarter of 2021

as rates began

to increase,
especially

in late February

and March. With

the increase

in interest

rates, prepayment

activity slowed.

The percent

of the
Agency RMBS

universe with

sufficient rate

incentive to

economically

refinance has

declined from

approximately

80% at the
end of 2020 to

approximately

46% at the end

of the first

quarter. However, the

spread between

rates available

to borrowers
and the implied

yield on a current

coupon mortgage,

known as the

primary/secondary

spread, has

continued to

compress.

The spread is

still slightly

above long-term

average levels

so further

compression

is possible,

meaning rates

available to
borrowers could

remain at current

levels even

if U.S. Treasury

rates increased

further. Since the

end of the first

quarter,
interest rates

have declined

by approximately

20 basis points

in the case

of the 10-year

U.S. Treasury

note.

Accordingly,
prepayment levels

on RMBS securities

are likely

to remain high

unless U.S.

Treasury rates

increase above

current levels.

The Agency RMBS

Market

The market

conditions that

prevailed throughout

the first quarter

were not conducive

to mortgage

performance.

In fact,
apart from

high yield

bonds, all fixed

income sectors

had negative returns

for quarter.

Interest rates

rose rapidly, and volatility
was elevated.

Agency RMBS

had negative

absolute and

excess returns

for the first

quarter of -1.2%

and -0.3%, respectively
(both vs U.S

Treasuries

and LIBOR/swaps).

There is a

benefit to higher

interest rates,

and as interest

rates rose

prepayment
levels declined.

The Mortgage

Bankers Association

refinance index

declined from

approximately

4700 in early

January 2021
to approximately

2900 in early

April 2021,

before rebounding

slightly in

mid-April 2021.

The Agency RMBS

market continues
to be essentially

bifurcated with

two separate

and distinct

sub-markets.

Lower coupon fixed

rate mortgages,

coupons

of 1.5%
through 2.5%,

are purchased

by the Fed.

Fed purchase

activity maintains

substantial

price pressure

under these coupons,
and they benefit

from attractive

TBA dollar

roll drops.

Higher coupons

in the TBA market

do not have

the benefit

of Fed
purchases.

Importantly, the Fed

tends to take

the worst

performing

collateral

out of the market.

The absence of

Fed
purchases of

higher coupons

means the market

is left to absorb

still very

high prepayment

speeds on these

securities

as rates
have not risen

enough to eliminate

the economic

incentive to

refinance.

The market

expects prepayments

on higher coupons
will eventually

decline as “burn

out” sets in

– a phenomenon

whereby refinancing

activity declines

as borrowers

are exposed to
refinancing

incentives

for an extended

period.

Through the

March 2021 prepayment

report released

in early April,

this has yet
to occur.

While market

participants

continue to favor

specified

pools that have

favorable

prepayment characteristics

that mute
the refinance

incentive,

the premium

over generic

TBA securities

has declined

significantly

with the reduced

refinance
incentive caused

by the increase

in rates available

to borrowers.

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

In
March of 2020,

the Fed announced

a $700 billion

asset purchase

program to

provide liquidity

to the U.S. Treasury

and Agency
RMBS markets.

The Fed also

lowered the

Fed Funds rate

to a range of

0.0% – 0.25%,

after having

already lowered

the Fed
Funds rate by

50 bps earlier

in the month.

Later that same

month the Fed

announced

a program to

acquire U.S.

Treasuries
and Agency RMBS

in the amounts

needed to support

smooth market

functioning.

With these

purchases, market

conditions
improved substantially.

Currently, the Fed is

committed to

purchasing $80

billion of

U.S. Treasuries

and $40 billion

of Agency
RMBS each month.

Chairman Powell

and the Fed have

reiterated

their commitment

to this level

of asset purchases

at every
meeting since

their meeting

on June 30,

2020. Chairman

Powell has

also maintained

that the Fed

expects to

maintain interest
rates at this

level until

the Fed is confident

that the economy

has weathered

the pandemic

and its impact

on economic

activity
and is on track

to achieve its

maximum employment

and price stability

goals. The Fed

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

On December

27, 2020, President

Trump signed into

law an additional

$900 billion

coronavirus

aid package as

part of the
Consolidated

Appropriations

Act of 2021,

providing for

extensions of

many of the

CARES Act

policies and

programs as

well as
additional relief.

The package provided

for, among other things,

direct payments

to most Americans

with a gross

income of
less than $75,000

a year, extension

of unemployment

benefits through

March 14, 2021,

funding for

procurement

of vaccines
and health providers,

loans to qualified

businesses,

funding for

rental assistance

and funding

for schools.

On January

29,
2021, the CDC

issued guidance

extending eviction

moratoriums

for covered persons

through March

31, 2021,

which was
further extended

to June 30,

2021 on March

29, 2021.

In addition,

on February

9, 2021, the

FHFA announced that

the
foreclosure

moratorium

begun under the

CARES Act for

loans backed

by Fannie Mae

and Freddie

Mac and the

eviction
moratorium

for real estate

owned by Fannie

Mae and Freddie

Mac were extended

until March

31, 2021, which

was further
extended to

June 30, 2021

on February

25,

2021. On February

16, 2021, the

U.S. Housing

and Urban Development
Department announced

the extension

of the FHA eviction

and foreclosure

moratorium

to June 30, 2021.

On March 11, 2021, the

$1.9 trillion

American Rescue

Plan Act of

2021 was signed

into law.

This stimulus

program
furthered the

Federal government’s

efforts to stabilize

the economy and

provide assistance

to sectors of

the population

still
suffering from

the various

physical and

economic effects

of the pandemic.

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

The final rule

on the new capital
framework

for the GSEs

was published

in the federal

register in

December 2020.

On January 14,

2021, the U.S.

Treasury and
the FHFA executed

letter agreements

allowing the

GSEs to continue

to retain capital

up to their

regulatory

minimums,

including
buffers, as prescribed

in the December

rule.

These letter

agreements provide,

in part, (i)

there will

be no exit from
conservatorship

until all material

litigation is

settled and the

GSE has common

equity Tier

1 capital of

at least 3%

of its assets,
(ii) the GSEs

will comply

with the FHFA’s regulatory

capital framework,

(iii) higher-risk

single-family

mortgage acquisitions

will
be restricted

to current

levels, and (iv)

the U.S. Treasury

and the FHFA will

establish a timeline

and process

for future GSE
reform. However,

no definitive

proposals or

legislation

have been released

or enacted

with respect

to ending the
conservatorship,

unwinding the

GSEs, or materially

reducing the

roles of the

GSEs in the

U.S. mortgage

market.

In 2017, policymakers

announced that

LIBOR will

be replaced by

December 31,

2021. The directive

was spurred

by the
fact that banks

are uncomfortable

contributing

to the LIBOR

panel given the

shortage of

underlying

transactions

on which to
base levels

and

the liability

associated with

submitting

an unfounded

level. The

ICE Benchmark

Administration,

in its capacity
as administrator

of USD LIBOR,

has confirmed

that it will

cease publication

of (i) the

one-week and

two-month USD

LIBOR
settings immediately

following the

LIBOR publication

on December

31, 2021, and

(ii) the overnight

and one, three,

six and 12-
month USD LIBOR

settings immediately

following the

LIBOR publication

on June 30, 2023.

A joint statement

by key regulatory
authorities

calls on banks

to cease entering

into new contracts

that use USD

LIBOR as a reference

rate by no later

than
December 31,

2021. The Alternative

Reference Rates

Committee,

a steering committee

comprised of

large U.S.

financial
institutions,

has proposed

replacing USD-LIBOR

with

a new SOFR,

a rate based

on U.S. repo

trading. Many

banks believe
that it may

take four to

five years

to complete

the transition

to SOFR, for

certain, despite

the 2021 deadline.

We will monitor

the
emergence of

this new rate

carefully

as it will potentially

become the new

benchmark

for hedges and

a range of

interest rate
investments.

At this time,

however, no consensus

exists as to

what rate or

rates may become

accepted alternatives

to LIBOR.

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

pools and was

first
reflected when

January 2021

factors were

released on

the fourth business

day in February

2021.

For Agency RMBS

investors, when

a delinquent

loan is bought

out of a pool

of mortgage

loans, the removal

of the loan
from the pool

is the same

as a total prepayment

of the loan.

The respective

GSEs currently

anticipate,

however, that
delinquent loans

will be repurchased

in most cases

before the 24-month

deadline under

one of the following

exceptions listed
below.

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

or
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

pandemic, President

Biden’s new administration

and the new

Congress
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

In March of

2020, the Fed

announced that

it would
purchase Agency

RMBS and U.S.

Treasuries in

the amounts needed

to support

smooth market

functioning,

which largely
stabilized

the Agency RMBS

market, a commitment

it reaffirmed

at all subsequent

Fed meetings,

including its

most recent
meeting in April

of 2021. If the

Fed modifies,

reduces or

suspends its

purchases of

Agency RMBS,

our investment

portfolio
could be negatively

impacted. Further,

the moratoriums

on foreclosures

and evictions

described above

will likely

delay
potential defaults

on loans that

would otherwise

be bought out

of Agency MBS

pools as described

above.

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

In the case

of the first

quarter of 2021
this meant the

recovery from

the pandemic,

in stark contrast

to the first

quarter of 2020

when the pandemic

first emerged

in the
U.S. The recovery

has been driven

by many factors

– the emergence

and widespread

distribution

of a very effective

vaccine,
substantial

government stimulus

and accommodative

monetary policy. The

economy is recovering

rapidly as

the emergence

of
an effective vaccine

has allowed

pent-up demand

to lead to

a surge in demand

for goods and

services,

fueled further

by
multiple rounds

of stimulus

checks and numerous

other means

of financial

support provided

by the government.

Financial
markets are

benefiting from

extremely lose

financial conditions,

abundant liquidity,

high risk

tolerance and

an insatiable
demand for returns.

The surge in

economic activity

during the first

quarter of 2021

and expectations

for activity

to return to

pre-pandemic

levels
much sooner

than anticipated

caused interest

rates to rise

rapidly as

well.

The yield on

the 10-year

U.S. Treasury

note
increased by

over 82 basis

points and closed

the quarter

at approximately

1.75%, not far

below the yield

level that prevailed
last January

before the pandemic

emerged last

March.

In addition,

the U.S. Treasury

curve has steepened

as the market
fears an outbreak

in inflation

caused by the

combination

of abundant liquidity

via government

stimulus,

loose financial
conditions and

very strong

demand for all

types of goods

and services.

Constrained

supply

of needed raw

materials,

various
inputs to consumer

goods, such

as micro chips,

and even labor

have exacerbated

the upward

pressure on

prices. It

remains to
be seen if these

price pressures

prove to be temporary

or lead to more

sustained inflation.

The Fed believes

the effects are
transitory.

Current market

pricing is

roughly in line

with the Fed’s

view as the

Eurodollar

and Fed Funds

futures markets

only
reflect at

most one interest

rate hike by

the end of 2022.

The Agency RMBS

market did

not perform

well during

the first quarter

as market conditions

– rapidly rising

rates and
increased volatility

– led to extension

fears in mortgage

cash flows,

driving convexity

related selling

and spread widening.

Agency RMBS

had negative

absolute and

excess returns

for the first

quarter of 2021

of -1.2% and

-0.3%, respectively

(both vs
U.S. Treasuries

and LIBOR/swaps).

A positive impact

from higher

rates and lowered

prepayment expectations

is slower
premium amortization,

which enhances

net income

all else equal.

The Mortgage

Bankers Association

refinance index

declined
from approximately

4700 in early

January 2021

to approximately

2900 in early

April, before

rebounding slightly

in mid-April.

As
was the case

for much of

2020, the Agency

RMBS market

continues to

be essentially

bifurcated with

two separate

and distinct
sub-markets.

Lower coupon

fixed rate mortgages,

coupons of 1.5%

through 2.5%,

are purchased

by the Fed and

benefit from
the substantial

price pressure

and attractive

TBA dollar

roll drops.

Higher coupons

in the TBA market

do not have

the benefit
of Fed purchases,

so the market

is left to

absorb still

very high prepayment

speeds on

these securities

as rates have

not risen
enough to eliminate

the economic

incentive to

refinance.

The market

expects prepayments

on higher coupons

will eventually
decline as “burn

out” sets in,

although this

has yet to occur.

One final element

to poor MBS

performance

for the quarter

was
the impact of

higher rates

on the premiums

paid for specified

pools.

The

premium over

generic TBA

securities

has declined
significantly

with the reduced

refinance incentive

caused by the

increase in

rates available

to borrowers.

Now that the

containment

of the COVID-19

pandemic appears

to be within

sight, at least

in the U.S.,

the economy

and life
as we were

accustomed to

should return

to pre-pandemic

norms.

The key questions

the market

must grapple

with going
forward relate

to whether there

have been any

permanent changes

that will result,

including, for

example, inflationary
pressures resulting

from the unprecedented

government stimulus

and monetary

quantitative

easing by the

Fed, the impact

of
the many technological

advancements

that were born

out of the pandemic,

such as employees’

ability to effectively

work
remotely, the

desire to live

in congested cities

and the implications

for commercial

real estate values

for the cities

that many
may not want

to return to,

and the willingness

to gather in

large numbers

or travel by

air. These factors

will matter

to the
Company to the

extent they

impact the levels

of interest

rates and the

efficacy of refinancing

specifically, and

economic activity
and inflation

generally.

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
31, 2020.

Capital Expenditures

At March 31, 2021, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any off-balance sheet arrangements.

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

(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $ 1.395 $ 4,662
2014 2.160 22,643
2015 1.920 38,748
2016 1.680 41,388
2017 1.680 70,717
2018 1.070 55,814
2019 0.960 54,421
2020 0.790 53,570
2021 - YTD
(1)
0.260 23,374
Totals $ 11.915 $ 365,337

(1)

On April 14, 2021, the Company declared a dividend of $0.065 per share to be paid on May 26, 2021.

The effect of this dividend is included in
the table above, but is not reflected in the Company’s financial statements as of March 31, 2021.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2021 and December 31, 2020, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure
of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2021 and December 31, 2020.

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
Change in Interest Rate Value
(2)(3)
Value
(2)(4)
As of March 31, 2021
-200 Basis Points (0.93)% (8.66)%
-100 Basis Points 0.03% 0.29%
-50 Basis Points 0.20% 1.87%
+50 Basis Points (0.60)% (5.61)%
+100 Basis Points (1.45)% (13.50)%
+200 Basis Points (3.57)% (33.27)%
As of December 31, 2020
-200 Basis Points 2.43% 21.85%
-100 Basis Points 1.35% 12.08%
-50 Basis Points 0.69% 6.18%
+50 Basis Points (0.90)% (8.03)%
+100 Basis Points (2.39)% (21.42)%
+200 Basis Points (6.60)% (59.22)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31,
2021, we had unrestricted cash and cash equivalents of $211.4 million and unpledged securities of approximately $218.0 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts
(margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

Counterparty Credit Risk

We are exposed to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to our repurchase agreements and derivative contracts fail to perform their obligations under such agreements. The amount of assets we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such assets as well as the value of our derivative contracts. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our agreements and may have
difficulty obtaining our assets pledged as collateral under such agreements. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting collateral posted as required. However, there is no guarantee our efforts to manage counterparty credit risk will be successful and we could suffer significant losses if unsuccessful.

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

31, 2020. As of

March 31, 2021,

there have

been no material

changes in our

risk factors
from those

set forth in

our Annual Report

on Form 10-K

for the year

ended December

31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below

presents the

Company’s share

repurchase activity

for the three

months ended

March 31, 2021.

Shares Purchased Maximum Number
Total Number Weighted-Average as Part of Publicly of Shares That May Yet
of Shares Price Paid Announced Be Repurchased Under
Repurchased
(1)
Per Share Programs
(2)
the Authorization
(2)
January 1, 2021 - January 31, 2021 - $ - - 837,311
February 1, 2021 - February 28, 2021 - - - 837,311
March 1, 2021 - March 31, 2021 50,577 5.88 - 837,311
Totals / Weighted Average 50,577 $ 5.88 - 837,311

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

2021.

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
10.1
2021 Long-Term Incentive Compensation Plan*†
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

Orchid Island Capital, Inc .
Registrant
Date:

April 30, 2021
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)
Date:

April 30, 2021
By: /s/ George H. Haas, IV
George H. Haas,

IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)