Form 10-Q
period 2021-06-30
Orchid Island Capital, Inc.
filed 2021-07-30
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM
10-Q

☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2021

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

Yes
☐

No
☒

Number of shares outstanding at July 30, 2021:
123,060,013

ORCHID ISLAND

CAPITAL, INC.

TABLE OF CONTENTS

PART I. FINANCIAL

INFORMATION
ITEM 1. Financial

Statements
1
Condensed

Balance Sheets

(unaudited)
1
Condensed

Statements

of Operations

(unaudited)
2
Condensed

Statements

of Stockholders’

Equity (unaudited)
3
Condensed

Statements

of Cash Flows

(unaudited)
4
Notes to Condensed

Financial Statements

(unaudited)
5
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
23
ITEM 3. Quantitative

and Qualitative

Disclosures

about Market

Risk
45
ITEM 4. Controls

and Procedures
49
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
50
ITEM 1A.

Risk Factors
50
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
50
ITEM 3. Defaults

upon Senior

Securities
50
ITEM 4. Mine

Safety Disclosures
50
ITEM 5. Other

Information
50
ITEM 6. Exhibits 51
SIGNATURES 52

PART I. FINANCIAL

INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)
June 30, 2021 December 31, 2020
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
4,665,578
$
3,719,906
Unpledged
5,661
6,989
Total mortgage

-backed securities
4,671,239
3,726,895
Cash and cash equivalents
272,842
220,143
Restricted cash
106,876
79,363
Accrued interest receivable
12,547
9,721
Derivative assets
43,735
20,999
Receivable for securities sold, pledged to counterparties
-
414
Other assets
688
516
Total Assets
$
5,107,927
$
4,058,051
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
4,514,704
$
3,595,586
Dividends payable
7,663
4,970
Derivative liabilities
16,769
33,227
Accrued interest payable
1,042
1,157
Due to affiliates
794
632
Other liabilities
13,134
7,188
Total Liabilities
4,554,106
3,642,760

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
100,000,000

shares authorized; no shares issued
and outstanding as of June 30, 2021 and December 31, 2020
-
-
Common Stock, $
0.01

par value;
500,000,000

shares authorized,
117,500,013
shares issued and outstanding as of June 30, 2021 and
76,073,317

shares issued
and outstanding as of December 31, 2020
1,175
761
Additional paid-in capital
616,874
432,524
Accumulated deficit
(64,228)
(17,994)
Total Stockholders' Equity
553,821
415,291
Total Liabilities

and Stockholders' Equity
$
5,107,927
$
4,058,051
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2021 and

2020
($ in thousands, except per share data)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 2021 2020
Interest income $
56,110
$
62,929
$
29,254
$
27,258
Interest expense
(3,497)
(21,002)
(1,556)
(4,479)
Net interest income
52,613
41,927
27,698
22,779
Realized (losses) gains on mortgage-backed securities
(6,045)
(25,020)
1,352
3,360
Unrealized (losses) gains on mortgage-backed securities
(96,147)
37,272
(7,281)
34,240
Gains (losses) on derivative and other hedging instruments
10,557
(91,709)
(34,915)
(8,851)
Net portfolio (loss) income
(39,022)
(37,530)
(13,146)
51,528
Expenses:
Management fees
3,413
2,645
1,792
1,268
Allocated overhead
799
695
395
348
Accrued incentive compensation
625
(275)
261
161
Directors' fees and liability insurance
595
508
323
248
Audit, legal and other professional fees
620
601
302
346
Direct REIT operating expenses
715
446
294
240
Other administrative
445
277
352
145
Total expenses
7,212
4,897
3,719
2,756
Net (loss) income
$
(46,234)
$
(42,427)
$
(16,865)
$
48,772
Basic net (loss) income per share $
(0.50)
$
(0.65)
$
(0.17)
$
0.74
Diluted net (loss) income per share
$
(0.50)
$
(0.65)
$
(0.17)
$
0.73
Weighted Average Shares Outstanding
92,456,082
65,408,722
99,489,065
66,310,219
Dividends declared per common share
$
0.390
$
0.405
$
0.195
$
0.165
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three and Six Months Ended June 30, 2021 and

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
Stock based awards and amortization
4
-
55
-
55
Shares repurchased and retired
(20)
-
(68)
-
(68)
Balances, June 30, 2020
66,221
$
662
$
407,855
$
(62,549)
$
345,968
Balances, January 1, 2021 76,073 $
761
$
432,524
$
(17,994)
$
415,291
Net loss -
-
-
(29,369)
(29,369)
Cash dividends declared -
-
(17,226)
-
(17,226)
Issuance of common stock pursuant to public offerings, net
18,248
182
96,726
-
96,908
Stock based awards and amortization
90
1
571
-
572
Balances, March 31, 2021
94,411
$
944
$
512,595
$
(47,363)
$
466,176
Net loss -
-
-
(16,865)
(16,865)
Cash dividends declared -
-
(20,416)
-
(20,416)
Issuance of common stock pursuant to public offerings, net
23,087
231
124,515
-
124,746
Stock based awards and amortization
2
-
180
-
180
Balances, June 30, 2021 117,500 $
1,175
$
616,874
$
(64,228)
$
553,821
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2021 and 2020
($ in thousands)
2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net loss $
(46,234)
$
(42,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation
429
114
Realized and unrealized losses (gains) on mortgage-backed securities
102,192
(12,252)
Realized and unrealized (gains) losses on interest rate swaptions
(4,838)
5,090
Realized and unrealized gains on interest rate floors
(1,384)
-
Realized and unrealized (gains) losses on interest rate swaps
(12,650)
64,357
Realized and unrealized losses on U.S. Treasury securities
-
131
Realized losses on forward settling to-be-announced securities
5,389
5,244
Changes in operating assets and liabilities:
Accrued interest receivable
(2,826)
2,163
Other assets
(172)
(580)
Accrued interest payable
(115)
(10,395)
Other liabilities
(1,305)
671
Due to (from) affiliates
162
(53)
NET CASH PROVIDED BY OPERATING

ACTIVITIES
38,648
12,063
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(2,986,864)
(1,985,756)
Sales
1,680,903
2,023,334
Principal repayments
259,425
260,834
Proceeds from U.S. Treasury securities
-
139,712
Net payments on reverse repurchase agreements
-
(139,738)
Payments on net settlement of to-be-announced securities
(3,077)
(6,888)
Purchase of derivative financial instruments, net of margin cash received
(14,369)
(64,190)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
(1,063,982)
227,308
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
13,582,422
20,879,112
Principal payments on repurchase agreements
(12,663,304)
(21,152,479)
Cash dividends
(34,927)
(28,008)
Proceeds from issuance of common stock, net of issuance costs
221,654
19,447
Shares withheld from employee stock awards for payment of taxes
(299)
(68)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
1,105,546
(281,996)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
80,212
(42,625)
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, beginning of the period
299,506
278,655
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, end of the period
$
379,718
$
236,030
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
3,611
$
31,397
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
gross proceeds of

approximately $
19.8

million, and net proceeds of approximately $
19.4

million, after commissions and fees, prior to
its termination in August 2020.

On August 4, 2020, Orchid entered into an equity distribution agreement (the “August 2020

Equity Distribution Agreement”) with
four sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $
150,000,000

of
shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated
transactions.

The Company issued a total of
27,493,650

shares under the August 2020 Equity Distribution Agreement for aggregate gross proceeds of

approximately $
150.0

million, and net proceeds of approximately $
147.4

million, after commissions and fees, prior to
its termination in June 2021.

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

Agreement at $
5.45

per share. In addition, the
Company granted J.P. Morgan a 30-day option to purchase up to an additional
1,200,000

shares of the Company’s common stock on
the same terms and conditions, which J.P. Morgan exercised in full on March 3, 2021. The closing of the offering of
9,200,000

shares
of the Company’s common stock occurred on March 5, 2021, with proceeds to the Company of approximately $
50.0

million, net of
offering expenses.

On June 22, 2021, Orchid entered into an equity distribution agreement (the “June

2021 Equity Distribution Agreement”) with four
sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $
250,000,000

of
shares of the Company’s common stock in transactions that are deemed to be “at the market”

offerings and privately negotiated

transactions.

Through June 30, 2021, the Company issued a total of
5,750,000

shares under the June 2021 Equity Distribution
Agreement for aggregate gross proceeds of approximately $
31.1

million, and net proceeds of approximately $
30.6

million, after
commissions and fees. Subsequent to June 30, 2021 and through July 30, 2021,

the Company issued a total of
5,560,000

shares
under the June 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $
28.6

million, and net proceeds of
approximately $
28.2

million, after commissions and fees.

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

30, 2021,

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

it may have

a material

adverse effect

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

June 30, 2021

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

(in thousands)
June 30, 2021 December 31, 2020
Cash and cash equivalents $
272,842
$
220,143
Restricted cash
106,876
79,363
Total cash, cash equivalents

and restricted cash
$
379,718
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

NOTE 2.

MORTGAGE-BACKED

SECURITIES

The following

table presents

the Company’s

RMBS portfolio

as of June

30, 2021 and

December 31,

2020:

(in thousands)
June 30, 2021 December 31, 2020
Pass-Through RMBS Certificates:
Fixed-rate Mortgages

$
4,574,539
$
3,560,746
Fixed-rate CMOs
-
137,453
Total Pass-Through

Certificates
4,574,539
3,698,199
Structured RMBS Certificates:
Interest-Only Securities
92,709
28,696
Inverse Interest-Only Securities
3,991
-
Total Structured

RMBS Certificates
96,700
28,696
Total $
4,671,239
$
3,726,895

NOTE 3.

REPURCHASE AGREEMENTS

The Company

pledges certain

of its RMBS

as collateral

under repurchase

agreements

with financial

institutions.

Interest rates

are
generally fixed

based on prevailing

rates corresponding

to the terms

of the borrowings,

and interest

is generally

paid at the

termination

of a
borrowing.

If the fair

value of the

pledged securities

declines,

lenders will

typically require

the Company

to post additional

collateral

or pay
down borrowings

to re-establish

agreed upon

collateral

requirements,

referred to

as "margin

calls." Similarly,

if the fair

value of the

pledged
securities

increases,

lenders may

release collateral

back to the

Company. As of June

30, 2021,

the Company

had met all

margin call
requirements.

As of June

30, 2021 and

December 31,

2020, the

Company’s repurchase

agreements

had remaining

maturities

as summarized
below:

($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
June 30, 2021
Fair market value of securities pledged, including
accrued interest receivable $
105,929
$
2,988,154
$
1,558,174
$
25,814
$
4,678,071
Repurchase agreement liabilities associated with
these securities $
101,075
$
2,882,437
$
1,506,293
$
24,899
$
4,514,704
Net weighted average borrowing rate
0.14%
0.13%
0.13%
0.15%
0.13%
December 31, 2020
Fair market value of securities pledged, including
accrued interest receivable $
-
$
2,112,969
$
1,560,798
$
55,776
$
3,729,543
Repurchase agreement liabilities associated with
these securities $
-
$
2,047,897
$
1,494,500
$
53,189
$
3,595,586
Net weighted average borrowing rate
-
0.23%
0.22%
0.30%
0.23%

In addition, cash pledged to counterparties for repurchase agreements was approximately

$
79.1

million and $
58.8

million as of
June 30, 2021 and December 31, 2020, respectively.

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

30, 2021,

the Company

had an aggregate

amount at

risk (the difference

between
the amount

loaned to

the Company, including

interest payable

and securities

posted by the

counterparty

(if any),

and the fair

value of
securities

and cash pledged

(if any),

including accrued

interest

on such securities)

with all counterparties

of approximately

$
245.1

million.

The Company

did not have

an amount

at risk with

any individual

counterparty

that was greater

than 10% of

the Company’s

equity at June
30, 2021 and

December 31,

2020.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table

below summarizes

fair value

information

about our

derivative

and other

hedging instruments

assets and

liabilities

as of June
30, 2021 and

December 31,

2020.

(in thousands)
Derivative and Other Hedging Instruments Balance Sheet Location June 30, 2021 December 31, 2020
Assets
Interest rate swaps Derivative assets, at fair value $
14,263
$
7
Payer swaptions (long positions) Derivative assets, at fair value
26,282
17,433
Interest rate floors Derivative assets, at fair value
2,315
-
TBA securities Derivative assets, at fair value
875
3,559
Total derivative

assets, at fair value
$
43,735
$
20,999
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
6,411
$
24,711
Payer swaptions (short positions) Derivative liabilities, at fair value
10,358
7,730
TBA securities Derivative liabilities, at fair value
-
786
Total derivative

liabilities, at fair value
$
16,769
$
33,227
Margin Balances Posted to (from) Counterparties
Futures contracts Restricted cash $
2,548
$
489
TBA securities Restricted cash
-
284
TBA securities Other liabilities
(773)
(2,520)
Interest rate swaption contracts Restricted cash
1,115
-
Interest rate swaption contracts Other liabilities
(11,414)
(3,563)
Interest rate swap contracts Restricted cash
24,140
19,761
Total margin

balances on derivative contracts
$
15,616
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

June 30, 2021

and
December 31,

2020.

($ in thousands)
June 30, 2021
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Eurodollar Futures Contracts (Short Positions)
2021 $
50,000
1.00%
0.17%
$
(207)
Treasury Note Futures Contracts (Short

Positions)
(2)
September 2021 5-year T-Note futures
(Sep 2021 - Sep 2026 Hedge Period) $
269,000
1.08%
1.16%
$
788
September 2021 10-year Ultra futures
(Sep 2021 - Sep 2031 Hedge Period) $
23,500
1.19%
1.02%
$
(608)

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
(2)

5-Year T-Note

futures contracts were valued at a price of $
123.43

at June 30, 2021 and $
126.16

at December 31, 2020.

The contract values of
the short positions were $
332.0

million and $
87.1

million at June 30, 2021 and December 31, 2020, respectively.

10-Year Ultra futures

contracts
were valued at a price of $
147.20

at June 30, 2021. The contract value of the short position was $
34.6

million at June 30, 2021.

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
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
June 30, 2021
Expiration > 3 to ≤ 5 years $
955,000
0.64%
0.16%
$
8,134
4.5
Expiration > 5 years
400,000
1.16%
0.13%
(282)
7.8
$
1,355,000
0.79%
0.15%
$
7,852
5.5
December 31, 2020
Expiration > 3 to ≤ 5 years $
620,000
1.29%
0.22%
$
(23,760)
3.6
Expiration > 5 years
200,000
0.67%
0.23%
(944)
6.4
$
820,000
1.14%
0.23%
$
(24,704)
4.3

The table

below presents

information

related to

the Company’s

interest rate

floor positions

at June 30,

2021.

($ in thousands)
Net
Strike Estimated
Notional Swap Curve Fair
Expiration Amount Cost Rate Spread Value
February 3, 2023 $
70,000
$
511
0.76%
30Y5Y $
1,146
February 3, 2023
80,000
504
1.10%
10Y2Y
1,169
$
150,000
$
1,015
0.94%
2,315

The table

below presents

information

related to

the Company’s

interest rate

swaption positions

at June 30,

2021 and

December 31,
2020.

($ in thousands)
Option Underlying Swap

Weighted Average Weighted
Average Average Adjustable Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
June 30, 2021
Payer Swaptions - long
≤ 1 year $
4,000
$
1,959
9.2
$
400,000
1.66%
3 Month
5.0
>1 year ≤ 2 years
25,390
24,323
19.1
1,027,200
2.20%
3 Month
15.0
$
29,390
$
26,282
16.3
$
1,427,200
2.05%
3 Month
12.2
Payer Swaptions - short
≤ 1 year $
(13,400)
$
(10,358)
7.8
$
(1,182,850)
2.10%
3 Month
11.6
December 31, 2020
Payer Swaptions - long
≤ 1 year $
3,450
$
5
2.5
$
500,000
0.95%
3 Month
4.0
>1 year ≤ 2 years
13,410
17,428
17.4
675,000
1.49%
3 Month
12.8
$
16,860
$
17,433
11.0
$
1,175,000
1.26%
3 Month
9.0
Payer Swaptions - short
≤ 1 year $
(4,660)
$
(7,730)
5.4
$
(507,700)
1.49%
3 Month
12.8

The following table summarizes our contracts to purchase and sell TBA securities as of June 30, 2021 and December 31, 2020
.

($ in thousands)
Notional Net
Amount Cost Market Carrying
Long (Short)
(1)
Basis
(2)
Value
(3)
Value
(4)
June 30, 2021
30-Year TBA securities:
3.0% $
(400,000)
$
(417,750)
$
(416,875)
$
875
Total $
(400,000)
$
(417,750)
$
(416,875)
$
875
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

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the six and three months ended June 30, 2021 and 2020.

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 2021 2020
Eurodollar futures contracts (short positions) $
(7)
$
(8,318)
$
(19)
$
(101)
T-Note futures contracts (short position)
285
(4,724)
(2,191)
(385)
Interest rate swaps
9,446
(68,202)
(17,677)
(7,579)
Payer swaptions (short positions)
1,212
(889)
27,379
(889)
Payer swaptions (long positions)
3,710
(4,201)
(36,360)
(1,612)

Interest rate floors
1,300
-
(84)
-
TBA securities (short positions)
3,170
(6,377)
(5,963)
713
TBA securities (long positions)
(8,559)
1,133
-
1,133
U.S. Treasury securities (short positions)
-
(131)
-
(131)
Total $
10,557
$
(91,709)
$
(34,915)
$
(8,851)

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

30, 2021 and

December 31,

2020.

(in thousands)
June 30, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
4,570,053
$
-
$
4,570,053
$
3,692,811
$
-
$
3,692,811
Structured RMBS - fair value
95,525
-
95,525
27,095
-
27,095
Accrued interest on pledged securities
12,493
-
12,493
9,636
-
9,636
Restricted cash
79,073
27,803
106,876
58,829
20,534
79,363
Total $
4,757,144
$
27,803
$
4,784,947
$
3,788,371
$
20,534
$
3,808,905

Assets Pledged

from Counterparties

The table

below summarizes

assets pledged

to us from

counterparties

under our

repurchase

agreements,

reverse repurchase
agreements

and derivative

agreements

as of June

30, 2021 and

December 31,

2020.

(in thousands)
June 30, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Total Agreements Agreements Total
Cash $
-
$
12,187
$
12,187
$
120
$
6,083
$
6,203

U.S. Treasury securities - fair value
-
-
-
253
-
253
Total $
-
$
12,187
$
12,187
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
June 30, 2021
Interest rate swaps $
14,263
$
-
$
14,263
$
-
$
-
$
14,263
Interest rate swaptions
26,282
-
26,282
-
(11,414)
14,868
Interest rate floors
2,315
-
2,315
-
-
2,315
TBA securities
875
-
875
-
(773)
102
$
43,735
$
-
$
43,735
$
-
$
(12,187)
$
31,548
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
June 30, 2021
Repurchase Agreements $
4,514,704
$
-
$
4,514,704
$
(4,435,631)
$
(79,073)
$
-
Interest rate swaps
6,411
-
6,411
-
(6,411)
-
Interest rate swaptions
10,358
-
10,358
-
(1,115)
9,243
$
4,531,473
$
-
$
4,531,473
$
(4,435,631)
$
(86,599)
$
9,243
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

30, 2021 and

the year ended

December 31,

2020, the

Company completed

the following

public
offerings of

shares of

its common

stock.

($ in thousands, except per share amounts)
Weighted
Average
Price
Received Net
Type of Offering Period Per Share
(1)
Shares Proceeds
(2)
2021
At the Market Offering Program
(3)
First Quarter $
5.10
308,048
$
1,572
Follow-on Offerings First Quarter
5.31
17,940,000
95,336
At the Market Offering Programs
(3)
Second Quarter
5.40
23,087,089
124,746
Total
41,335,137
$
221,654
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
(3)

The Company has entered into nine equity distribution agreements,

eight of which have either been terminated because all shares were sold

or
were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through June 30, 2021, the Company repurchased a total of
5,685,511

shares
at an aggregate cost of approximately $
40.4

million, including commissions and fees, for a weighted average price of $
7.10

per share.
No shares were repurchased during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company
repurchased a total of
19,891

shares at an aggregate cost of approximately $
0.1

million, including commissions and fees, for a
weighted average price of $
3.42

per share. The remaining authorization under the repurchase program as of June 30,

2021 was
837,311

shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
1.395
$
4,662
2014
2.160
22,643
2015
1.920
38,748
2016
1.680
41,388
2017
1.680
70,717
2018
1.070
55,814
2019
0.960
54,421
2020
0.790
53,570
2021 - YTD
(1)
0.455
45,460
Totals $
12.110
$
387,423

(1)

On
July 14, 2021
, the Company declared a dividend of $
0.065

per share to be paid on
August 27, 2021
.

The effect of this dividend is included
in the table above but is not reflected in the Company’s financial statements as of June 30, 2021.

NOTE 8.

STOCK INCENTIVE PLAN

In April 2021, the Company’s Board of Directors adopted, and the stockholders approved, the Orchid Island Capital, Inc.
2021 Equity Incentive Plan (the “2021 Incentive Plan”) to replace the Orchid Island Capital, Inc. 2012 Equity Incentive Plan
(the “2012 Incentive Plan” and together with the 2021 Incentive Plan, the “Incentive Plans”). The 2021 Incentive Plan
provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.

The 2021 Incentive Plan is administered by the Compensation Committee of the Company’s Board of
Directors except that the Company’s full Board of Directors will administer awards made to directors who are not employees of the Company or its affiliates. The 2021 Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate
7,366,623

shares of the Company’s common stock that may be issued under the 2021 Incentive Plan. The 2021
Incentive Plan replaces the 2012 Incentive Plan, and no further grants will be made under the 2012 Incentive Plan.

However, any outstanding awards under the 2012 Incentive Plan will continue in accordance with the terms of the 2012
Incentive Plan and any award agreement executed in connection with such outstanding awards.

Performance Units

The Company has issued, and may in the future issue additional, performance units under the Incentive Plans to certain executive officers and employees of its Manager.

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

The following table presents information related to Performance Units outstanding during the six months ended June
30, 2021 and 2020.

($ in thousands, except per share data)
Six Months Ended June 30,
2021 2020
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
4,554
$
7.45
19,021
$
7.78
Granted
137,897
5.88
-
-
Vested and issued
(4,554)
7.45
(8,305)
8.20
Unvested, end of period
137,897
$
5.88
10,716
$
7.45
Compensation expense during period $
113
$
25
Unrecognized compensation expense, end of period $
702
$
17
Intrinsic value, end of period $
716
$
50
Weighted-average remaining vesting term (in years)
1.9
0.6

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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the
Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2021 and 2020. All of the fully vested shares of common stock issued during the three months ended June 30, 2021, and the related compensation expense, were granted with respect to service performed during the previous fiscal year.

($ in thousands, except per share data)
Six Months Ended June 30,
2021 2020
Fully vested shares granted
137,897
-
Weighted average grant date price per share $
5.88
$
-
Compensation expense related to fully vested shares of common stock awards
(1)
$
811
$
-

(1)

The awards issued during the six months ended March 31, 2021 were granted with respect to service performed in 2020. Approximately
$600,000 of compensation expense related to the 2021 awards was accrued and recognized in 2020.

Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of deferred stock unit awards (“DSUs”)
pursuant to the Incentive Plans.

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

The following table presents information related to the DSUs outstanding during the six months ended June 30, 2021 and 2020.

($ in thousands, except per share data)
Six Months Ended June 30,
2021 2020
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
90,946
$
5.44
43,570
$
6.56
Granted and vested
22,528
5.64
25,518
3.99
Issued
-
-
-
-
Outstanding, end of period
113,474
$
5.48
69,088
$
5.61
Compensation expense during period $
120
$
90
Intrinsic value, end of period $
589
$
325

NOTE 9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at June 30, 2021.

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

June 30, 2021

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

30, 2021 and

2020.

(in thousands, except per share information)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 2021 2020
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted $
(46,234)
$
(42,427)
$
(16,865)
$
48,772
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
117,500
66,221
117,500
66,221
Unvested dividend eligible share based compensation
outstanding at the balance sheet date
-
-
-
80
Effect of weighting

(25,044)
(812)
(18,011)
9
Weighted average shares-basic and diluted
92,456
65,409
99,489
66,310
Net (loss) income per common share:
Basic $ (0.50) $ (0.65) $
(0.17)
$
0.74
Diluted $ (0.50) $ (0.65) $ (0.17) $ 0.73
Anti-dilutive incentive shares not included in calculation.
251
80
251
-

NOTE 12.

FAIR VALUE

The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be received

to sell an
asset or paid

to transfer

a liability

(an exit price).

A fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or liability,

including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect of

a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required disclosures

include stratification

of balance

sheet amounts
measured at

fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●

Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical assets

or liabilities

traded in

active markets
(which include

exchanges and

over-the-counter

markets with

sufficient volume),

●

Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical or

similar instruments

in markets

that are not

active and

model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and
●

Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use significant

assumptions

not
observable

in the market,

but observable

based on Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates for

assumptions

that market

participants

would use

in pricing

the asset or

liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include the
use of market

prices of assets

or liabilities

that are not

directly comparable

to the subject

asset or liability.

The Company's

RMBS and

TBA securities

are Level

2 valuations,

and such valuations

currently are

determined

by the Company
based on independent

pricing sources

and/or third

party broker

quotes, when

available.

Because the

price estimates

may vary, the
Company must

make certain

judgments

and assumptions

about the

appropriate

price to use

to calculate

the fair values.

The Company

and
the independent

pricing sources

use various

valuation techniques

to determine

the price

of the Company’s

securities.

These techniques
include observing

the most recent

market for

like or identical

assets (including

security coupon,

maturity, yield,

and prepayment

speeds),
spread pricing

techniques

to determine

market credit

spreads (option

adjusted spread,

zero volatility

spread, spread

to the U.S.

Treasury
curve or spread

to a benchmark

such as a TBA),

and model driven

approaches

(the discounted

cash flow

method, Black

Scholes and
SABR models

which rely

upon observable

market rates

such as the

term structure

of interest

rates and

volatility).

The appropriate

spread
pricing method

used is based

on market

convention.

The pricing

source determines

the spread

of recently

observed trade

activity or
observable

markets for

assets similar

to those being

priced. The

spread is then

adjusted based

on variances

in certain

characteristics

between the

market observation

and the asset

being priced.

Those characteristics

include: type

of asset, the

expected life

of the asset,

the
stability and

predictability

of the expected

future cash

flows of the

asset, whether

the coupon

of the asset

is fixed or

adjustable,

the
guarantor

of the security

if applicable,

the coupon,

the maturity, the

issuer, size of

the underlying

loans, year

in which the

underlying

loans
were originated,

loan to value

ratio, state

in which the

underlying

loans reside,

credit score

of the underlying

borrowers

and other

variables
if appropriate.

The fair value

of the security

is determined

by using the

adjusted spread.

The Company’s

futures contracts

are Level

1 valuations,

as they are

exchange-traded

instruments

and quoted

market prices

are
readily available.

Futures contracts

are settled

daily. The Company’s

interest rate

swaps and

interest rate

swaptions

are Level

2
valuations.

The fair value

of interest

rate swaps

is determined

using a discounted

cash flow

approach

using forward

market interest

rates
and discount

rates, which

are observable

inputs. The

fair value

of interest

rate swaptions

is determined

using an option

pricing model.

RMBS (based

on the fair

value option),

derivatives

and TBA securities

were recorded

at fair value

on a recurring

basis during

the six
and three

months ended

June 30, 2021

and 2020.

When determining

fair value

measurements,

the Company

considers the

principal or
most advantageous

market in which

it would transact

and considers

assumptions

that market

participants

would use

when pricing

the
asset. When

possible, the

Company looks

to active and

observable

markets to

price identical

assets.

When identical

assets are

not traded
in active markets,

the Company

looks to market

observable

data for

similar assets.

The following

table presents

financial assets

(liabilities)

measured

at fair value

on a recurring

basis as of

June 30, 2021

and
December 31,

2020.

Derivative

contracts are

reported as

a net position

by contract

type, and

not based

on master

netting arrangements.

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
June 30, 2021
Mortgage-backed securities $
-
$
4,671,239
$
-
Interest rate swaps
-
7,851
-
Interest rate swaptions
-
15,925
-
Interest rate floors
-
2,315
-
TBA securities
-
875
-
December 31, 2020
Mortgage-backed securities $
-
$
3,726,895
$
-
Interest rate swaps
-
(24,704)
-
Interest rate swaptions
-
9,703
-
TBA securities
-
2,773
-

During the six and three months ended June 30, 2021 and 2020, there were no transfers of financial assets or liabilities between
levels 1, 2 or 3.

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

Total

expenses recorded for the management fee and costs incurred were approximately $
4.2

million and $
2.2

million
for the six and three months ended June 30, 2021, respectively, and $
3.3

million and $
1.6

million for the six and three
months ended June 30, 2020, respectively. At June 30, 2021 and December 31, 2020, the net amount due to affiliates was
approximately $
0.8

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

30, 2021, Bimini owned
2,595,357

shares, or
2.2
%, of the Company’s common stock.

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

We issued
a total of 3,170,727 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and
net proceeds of approximately $19.4 million, after commissions and fees, prior to its termination in August 2020.

On August 4, 2020, we entered into an equity distribution agreement (the “August 2020

Equity Distribution Agreement”) with four
sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of our
common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total

of 27,493,650 shares under the August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately $150.0
million, and net proceeds of approximately $147.4 million, after commissions and fees, prior to its termination in June 2021.

On January 20, 2021, we entered into an underwriting agreement (the “January 2021

Underwriting Agreement”) with J.P. Morgan
Securities LLC (“J.P. Morgan”), relating to the offer and sale of 7,600,000 shares of our common stock. J.P.

Morgan purchased the
shares of our common stock from the Company pursuant to the January 2021 Underwriting

Agreement at $5.20 per share. In addition,
we granted J.P.

Morgan a 30-day option to purchase up to an additional 1,140,000 shares of our common stock on the same terms and
conditions, which J.P. Morgan exercised in full on January 21, 2021. The closing of the offering of 8,740,000 shares of our common stock occurred on January 25, 2021, with proceeds to us of approximately $45.2 million, net of offering expenses.

On March 2, 2021, we entered into an underwriting agreement (the “March 2021 Underwriting

Agreement”) with J.P. Morgan,
relating to the offer and sale of 8,000,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the March 2021 Underwriting Agreement at $5.45 per share.

In addition, we granted J.P. Morgan a 30-day
option to purchase up to an additional 1,200,000 shares of our common stock on the same terms and conditions, which J.P. Morgan
exercised in full on March 3, 2021. The closing of the offering of 9,200,000 shares of our common stock occurred on March 5, 2021,
with proceeds to us of approximately $50.0 million, net of offering expenses.

On June 22, 2021, we entered into an equity distribution agreement (the “June 2021

Equity Distribution Agreement”) with four
sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our
common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30,
2021, we issued a total of 5,750,000 shares under the June 2021 Equity Distribution

Agreement for aggregate gross proceeds of
approximately $31.1 million, and net proceeds of approximately $30.6 million, after commissions and fees. Subsequent to June 30,
2021 and through July 30, 2021, we issued a total of 5,560,000 shares under the June 2021

Equity Distribution Agreement for
aggregate gross proceeds of approximately $28.6 million, and net proceeds of approximately

$28.2 million, after commissions and
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
Company’s then outstanding share count. This stock repurchase program has no termination date.

From the inception of the stock repurchase program through June 30, 2021, the Company repurchased a total of 5,685,511 shares
at an aggregate cost of approximately $40.4

million, including commissions and fees, for a weighted average price of $7.10 per share.
The Company did not repurchase any shares of its common stock during the six and three months ended June 30, 2021. The
remaining authorization under the repurchase program as of June 30, 2021 was 837,311 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●

interest rate trends;
●

the difference between Agency RMBS yields and our funding and hedging costs;

●

competition for, and supply of, investments in Agency RMBS;
●

actions taken by the U.S. government, including the presidential administration, U.S.

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

June 30, 2021,

as compared

to the
Company’s results

of operations

for the six

and three

months ended

June 30, 2020.

Net (Loss)

Income Summary

Net loss for

the six months

ended June

30, 2021 was

$46.2 million,

or $0.50 per

share. Net

loss for the

six months

ended June

30,
2020 was $42.4

million, or

$0.65 per

share.

Net loss for

the three months

ended June

30, 2021 was

$16.9 million,

or $0.17 per

share. Net
income for

the three

months ended

June 30, 2020

was $48.8

million, or

$0.74 per

share.

The components

of net (loss)

income for

the six
and three

months ended

June 30, 2021

and 2020,

along with

the changes

in those components

are presented

in the table

below:

(in thousands)
Six Months Ended June 30, Three Months Ended, June 30,
2021 2020 Change 2021 2020 Change
Interest income $ 56,110 $ 62,929 $ (6,819) $ 29,254 $ 27,258 $ 1,996
Interest expense (3,497) (21,002) 17,505 (1,556) (4,479) 2,923
Net interest income 52,613 41,927 10,686 27,698 22,779 4,919
(Losses) gains on RMBS and derivative contracts (91,635) (79,457) (12,178) (40,844) 28,749 (69,593)
Net portfolio (loss) income (39,022) (37,530) (1,492) (13,146) 51,528 (64,674)
Expenses (7,212) (4,897) (2,315) (3,719) (2,756) (963)
Net (loss) income $ (46,234) $ (42,427) $ (3,807) $ (16,865) $ 48,772 $ (65,637)

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
(1)
Losses (GAAP) Losses Losses
Three Months Ended
June 30, 2021 $ (16,865) $ (40,844) $ 23,979 $ (0.17) $ (0.41) $ 0.24
March 31, 2021 (29,369) (50,791) 21,422 (0.34) (0.60) 0.26
December 31, 2020 16,479 (4,605) 21,084 0.23 (0.07) 0.30
September 30, 2020 28,076 5,745 22,331 0.42 0.09 0.33
June 30, 2020 48,772 28,749 20,023 0.74 0.43 0.31
March 31, 2020 (91,199) (108,206) 17,007 (1.41) (1.68) 0.27
Six Months Ended
June 30, 2021 $ (46,234) $ (91,635) $ 45,401 $ (0.50) $ (0.99) $ 0.49
June 30, 2020 (42,427) (79,457) 37,030 (0.65) (1.21) 0.56

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
Statement Securities Gain (Loss) Period Periods
(GAAP) (Short Positions) (Long Positions) (Non-GAAP) (Non-GAAP)
Three Months Ended
June 30, 2021 $ (34,915) $ (5,963) $ - $ (5,104) $ (23,848)
March 31, 2021 45,472 9,133 (8,559) (4,044) 48,942
December 31, 2020 8,538 (436) 5,480 (5,790) 9,284
September 30, 2020 4,079 131 3,336 (6,900) 7,512
June 30, 2020 (8,851) 582 1,133 (5,751) (4,815)
March 31, 2020 (82,858) (7,090) - (4,900) (70,868)
Six Months Ended
June 30, 2021 $ 10,557 $ 3,170 $ (8,559) $ (9,148) $ 25,094
June 30, 2020 (91,709) (6,508) 1,133 (10,651) (75,683)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
Interest Expense on Borrowings
Gains
(Losses) on
Derivative
Instruments Net Interest Income
GAAP Attributed Economic GAAP Economic
Interest Interest to Current Interest Net Interest Net Interest
Income Expense Period
(1)
Expense
(2)
Income Income
(3)
Three Months Ended
June 30, 2021 $ 29,254 $ 1,556 $ (5,104) $ 6,660 $ 27,698 $ 22,594
March 31, 2021 26,856 1,941 (4,044) 5,985 24,915 20,871
December 31, 2020 25,893 2,011 (5,790) 7,801 23,882 18,092
September 30, 2020 27,223 2,043 (6,900) 8,943 25,180 18,280
June 30, 2020 27,258 4,479 (5,751) 10,230 22,779 17,028
March 31, 2020 35,671 16,523 (4,900) 21,423 19,148 14,248
Six Months Ended
June 30, 2021 $ 56,110 $ 3,497 $ (9,148) $ 12,645 $ 52,613 $ 43,465
June 30, 2020 62,929 21,002 (10,651) 31,653 41,927 31,276

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

30, 2021,

we generated

$52.6 million

of net interest

income, consisting

of $56.1 million

of interest
income from

RMBS assets

offset by $3.5

million of

interest expense

on borrowings.

For the comparable

period ended

June 30, 2020,

we
generated

$41.9 million

of net interest

income, consisting

of $62.9

million of

interest income

from RMBS

assets offset

by $21.0 million

of
interest expense

on borrowings.

The $6.8 million

decrease in

interest

income was

due to a 131

basis point

("bps") decrease

in the yield

on
average RMBS,

partially offset

by a $1,070.5

million increase

in average

RMBS. The

$17.5 million

decrease in

interest expense

was due
to a 120 bps

decrease in

the average

cost of funds,

partially offset

by a $1,057.6

million increase

in average

outstanding

borrowings.

On an economic

basis, our

interest

expense on

borrowings

for the six

months ended

June 30,

2021 and 2020

was $12.6

million and
$31.7 million,

respectively, resulting

in $43.5 million

and $31.3

million of economic

net interest

income, respectively.

During the

three months

ended June

30, 2021,

we generated

$27.7 million

of net interest

income, consisting

of $29.3 million

of
interest income

from RMBS

assets offset

by $1.6 million

of interest

expense on

borrowings.

For the three

months ended

June 30, 2020,
we generated

$22.8 million

of net interest

income, consisting

of $27.3

million of

interest income

from RMBS

assets offset

by $4.5 million

of
interest expense

on borrowings.

The $2.0 million

increase in

interest

income was

due to a $1,378.1

million increase

in average

RMBS,
partially offset

by a 89 bps

decrease

in the yield

on average

RMBS. The

$2.9 million

decrease in

interest expense

was due to

a 46 bps
decrease in

the average

cost of funds,

partially offset

by a $1,355.7

million increase

in average

outstanding

borrowings.

On an economic

basis, our

interest

expense on

borrowings

for the three

months ended

June 30, 2021

and 2020 was

$6.7 million

and
$10.2 million,

respectively, resulting

in $22.6 million

and $17.0

million of

economic net

interest

income, respectively.

The tables

below provide

information

on our portfolio

average balances,

interest income,

yield on

assets, average

borrowings,

interest
expense, cost

of funds,

net interest

income and

net interest

spread for

the six months

ended June

30, 2021 and

2020 and each

quarter of
2021 to date

and 2020 on

both a GAAP

and economic

basis.

($ in thousands)
Average Yield on Interest Expense Average Cost of Funds
RMBS Interest Average Average GAAP Economic GAAP Economic
Held
(1)
Income RMBS Borrowings
(1)
Basis Basis
(2)
Basis Basis
(3)
Three Months Ended
June 30, 2021 $ 4,504,887 $ 29,254 2.60% $ 4,348,192 $ 1,556 $ 6,660 0.14% 0.61%
March 31, 2021 4,032,716 26,856 2.66% 3,888,633 1,941 5,985 0.20% 0.62%
December 31, 2020 3,633,631 25,893 2.85% 3,438,444 2,011 7,801 0.23% 0.91%
September 30, 2020 3,422,564 27,223 3.18% 3,228,021 2,043 8,943 0.25% 1.11%
June 30, 2020 3,126,779 27,258 3.49% 2,992,494 4,479 10,230 0.60% 1.37%
March 31, 2020 3,269,859 35,671 4.36% 3,129,178 16,523 21,423 2.11% 2.74%
Six Months Ended
June 30, 2021 $ 4,268,801 $ 56,110 2.63% $ 4,118,413 $ 3,497 $ 12,645 0.17% 0.61%
June 30, 2020 3,198,319 62,929 3.94% 3,060,836 21,002 31,653 1.37% 2.07%

($ in thousands)
Net Interest Income Net Interest Spread
GAAP Economic GAAP Economic
Basis Basis
(2)
Basis Basis
(4)
Three Months Ended
June 30, 2021 $ 27,698 $ 22,594 2.46% 1.99%
March 31, 2021 24,915 20,871 2.46% 2.04%
December 31, 2020 23,882 18,093 2.62% 1.94%
September 30, 2020 25,180 18,280 2.93% 2.07%
June 30, 2020 22,779 17,028 2.89% 2.12%
March 31, 2020 19,148 14,248 2.25% 1.62%
Six Months Ended
June 30, 2021 $ 52,613 $ 43,465 2.46% 2.02%
June 30, 2020 41,927 31,276 2.57% 1.87%

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

30, 2021 and

2020 was $56.1

million and

$62.9 million,

respectively.

We had
average RMBS

holdings of

$4,268.8 million

and $3,198.3

million for

the six months

ended June

30, 2021 and

2020, respectively.

The
yield on our

portfolio

was 2.63%

and 3.94%

for the six

months ended

June 30, 2021

and 2020,

respectively. For

the six months

ended
June 30, 2021

as compared

to the six

months ended

June 30, 2020,

there was

a $6.8 million

decrease in

interest income

due to the

131
bps decrease

in the yield

on average

RMBS,

partially offset

by the $1,070.5

million increase

in average

RMBS.

Our interest

income for

the three

months ended

June 30, 2021

and 2020 was

$29.3 million

and $27.3

million, respectively.

We had
average RMBS

holdings of

$4,504.9 million

and $3,126.8

million for

the three

months ended

June 30, 2021

and 2020,

respectively.

The
yield on our

portfolio

was 2.60%

and 3.49%

for the three

months ended

June 30, 2021

and 2020,

respectively. For

the three

months ended
June 30, 2021

as compared

to the three

months ended

June 30, 2020,

there was

a $2.0 million

increase in

interest income

due to

the
$1,378.1 million

increase in

average RMBS,

partially offset

by the 89

bps decrease

in the yield

on average

RMBS.

The table

below presents

the average

portfolio

size, income

and yields

of our respective

sub-portfolios,

consisting

of structured

RMBS
and PT RMBS,

for the six

months ended

June 30, 2021

and 2020,

and for each

quarter of

2021 to date

and 2020.

($ in thousands)
Average RMBS Held Interest Income Realized Yield on Average RMBS
PT Structured PT Structured PT Structured
RMBS RMBS Total RMBS RMBS Total RMBS RMBS Total
Three Months Ended
June 30, 2021 $ 4,436,135 $ 68,752 $ 4,504,887 $ 29,286 $ (32) $ 29,254 2.64% (0.18)% 2.60%
March 31, 2021 3,997,965 34,751 4,032,716 26,869 (13) 26,856 2.69% (0.15)% 2.66%
December 31, 2020 3,603,885 29,746 3,633,631 25,933 (40) 25,893 2.88% (0.53)% 2.85%
September 30, 2020 3,389,037 33,527 3,422,564 27,021 202 27,223 3.19% 2.41% 3.18%
June 30, 2020 3,088,603 38,176 3,126,779 27,004 254 27,258 3.50% 2.67% 3.49%
March 31, 2020 3,207,467 62,392 3,269,859 35,286 385 35,671 4.40% 2.47% 4.36%
Six Months Ended
June 30, 2021 $ 4,217,050 $ 51,751 $ 4,268,801 $ 56,155 $ (45) $ 56,110 2.66% (0.17)% 2.63%
June 30, 2020 3,148,035 50,284 3,198,319 62,290 639 62,929 3.96% 2.54% 3.94%

Interest Expense and the Cost of Funds

We had average

outstanding

borrowings

of $4,118.4 million

and $3,060.8

million and

total interest

expense of

$3.5 million

and $21.0
million for

the six months

ended June

30, 2021 and

2020, respectively.

Our average

cost of funds

was 0.17%

for the six

months ended
June 30, 2021,

compared to

1.37% for

the comparable

period in

2020.

The $17.5

million decrease

in interest

expense was

due to the

120
bps decrease

in the average

cost of funds,

partially offset

by the $1,057.6

million increase

in average

outstanding

borrowings

during the
six months

ended June

30, 2021

as compared

to the six

months ended

June 30, 2020.

Our economic

interest expense

was $12.6

million and

$31.7 million

for the six

months ended

June 30, 2021

and 2020,

respectively.
There was

a 146 bps

decrease in

the average

economic cost

of funds to

0.61% for

the six months

ended June

30, 2021 from

2.07% for
the six months

ended June

30, 2020.

We had average

outstanding

borrowings

of $4,348.2

million and

$2,992.5 million

and total

interest

expense of

$1.6 million

and $4.5
million for

the three

months ended

June 30, 2021

and 2020,

respectively. Our

average cost

of funds was

0.14% and

0.60% for

three
months ended

June 30, 2021

and 2020,

respectively. There

was a 46 bps

decrease in

the average

cost of funds

and a $1,355.7

million
increase in

average outstanding

borrowings

during the

three months

ended June

30, 2021,

compared to

the three

months ended

June 30,
2020.

Our economic

interest expense

was $6.7 million

and $10.2

million for

the three

months ended

June 30, 2021

and 2020,

respectively.
There was

a 76 bps decrease

in the average

economic cost

of funds

to 0.61% for

the three

months ended

June 30, 2021

from 1.37%

for
the three

months ended

June 30, 2020.

Since all of

our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense. Our

average cost
of funds calculated

on a GAAP

basis was 4

bps above the

average one-month

LIBOR and

4 bps below

the average

six-month

LIBOR for
the quarter

ended June

30, 2021.

Our average

economic cost

of funds was

51 bps above

the average

one-month

LIBOR and

43 bps
above the average

six-month LIBOR

for the quarter

ended June

30, 2021.

The average

term to maturity

of the outstanding

repurchase
agreements

decreased to

29 days at

June 30, 2021

from 31 days

at December

31, 2020.

The tables

below present

the average

balance of

borrowings

outstanding,

interest expense

and average

cost of funds,

and average
one-month

and six-month

LIBOR rates

for the six

months ended

June 30, 2021

and 2020,

and for each

quarter in

2021 to date

and 2020
on both a

GAAP and

economic basis.

($ in thousands)
Average Interest Expense Average Cost of Funds
Balance of GAAP Economic GAAP Economic
Borrowings Basis Basis Basis Basis
Three Months Ended
June 30, 2021 $ 4,348,192 $ 1,556 $ 6,660 0.14% 0.61%
March 31, 2021 3,888,633 1,941 5,985 0.20% 0.62%
December 31, 2020 3,438,444 2,011 7,801 0.23% 0.91%
September 30, 2020 3,228,021 2,043 8,943 0.25% 1.11%
June 30, 2020 2,992,494 4,479 10,230 0.60% 1.37%
March 31, 2020 3,129,178 16,523 21,423 2.11% 2.74%
Six Months Ended
June 30, 2021 $ 4,118,413 $ 3,497 $ 12,645 0.17% 0.61%
June 30, 2020 3,060,836 21,002 31,653 1.37% 2.07%

Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
June 30, 2021 0.10% 0.18% 0.04% (0.04)% 0.51% 0.43%
March 31, 2021 0.13% 0.23% 0.07% (0.03)% 0.49% 0.39%
December 31, 2020 0.15% 0.27% 0.08% (0.04)% 0.76% 0.64%
September 30, 2020 0.17% 0.35% 0.08% (0.10)% 0.94% 0.76%
June 30, 2020 0.55% 0.70% 0.05% (0.10)% 0.82% 0.67%
March 31, 2020 1.34% 1.43% 0.77% 0.68% 1.40% 1.31%
Six Months Ended
June 30, 2021 0.11% 0.20% 0.06% (0.03)% 0.50% 0.41%
June 30, 2020 0.94% 1.06% 0.43% 0.31% 1.13% 1.01%

Gains or Losses

The table

below presents

our gains

or losses for

the six and

three months

ended June

30, 2021 and

2020.

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 Change 2021 2020 Change

Realized (losses) gains on sales of RMBS $ (6,045) $ (25,020) $ 18,975 $ 1,352 $ 3,360 $ (2,008)
Unrealized (losses) gains on RMBS (96,147) 37,272 (133,419) (7,282) 34,240 (41,522)
Total (losses)

gains on RMBS
(102,192) 12,252 (114,444) (5,930) 37,600 (43,530)
Gains (losses) on interest rate futures 278 (13,042) 13,320 (2,210) (486) (1,724)
Gains (losses) on interest rate swaps 9,446 (68,202) 77,648 (17,677) (7,579) (10,098)
Gains (losses) on payer swaptions (short positions) 1,212 (889) 2,101 27,379 (889) 28,268
Gains (losses) on payer swaptions (long positions) 3,710 (4,201) 7,911 (36,360) (1,612) (34,748)
Gains (losses) on interest rate floors 1,300 - 1,300 (84) - (84)
Gains (losses) on TBA securities (short positions) 3,170 (6,377) 9,547 (5,963) 713 (6,676)
(Losses) gains on TBA securities (long positions) (8,559) 1,133 (9,692) - 1,133 (1,133)
Losses on U.S. Treasury securities (short positions) - (131) 131 - (131) 131
Total (losses)

gains from derivative instruments
10,557 (91,709) 102,266 (34,915) (8,851) (26,064)

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

30, 2021 and

2020, we received

proceeds of

$1,680.9 million

and $2,023.3

million,
respectively, from

the sales of

RMBS.

Most of these

sales during

the six months

ended June

30, 2020 occurred

during the

second half

of
March 2020

as we sold

assets in

order to maintain

sufficient cash

and liquidity

and reduce

risk associated

with the market

turmoil brought
about by COVID-19.

During the

three months

ended June

30, 2021 and

2020, we received

proceeds of

$692.4 million

and $214.5

million,
respectively, from

the sales of

RMBS.

Realized and

unrealized

gains and

losses on RMBS

are driven

in part by

changes in

yields

and interest

rates, which

affect the pricing
of the securities

in our portfolio.

The unrealized

gains and losses

on RMBS also

include the

premium lost

as a result

of prepayments

on
the underlying

mortgages,

decreasing

unrealized

gains or increasing

unrealized

losses as

speeds or

premiums increase.

Gains and

losses
on interest

rate futures

contracts are

affected by

changes in

implied forward

rates during

the reporting

period.

The table

below presents
historical

interest rate

data for each

quarter end

during 2021

to date and

2020.

5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
LIBOR
(3)
June 30, 2021 0.87% 1.44% 2.27% 2.98% 0.13%
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

Rate Mortgage Rates are obtained from Freddie Mac’s

Primary Mortgage Market Survey.

(3)

Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.

Expenses

For the six

and three months

ended June 30,

2021, the Company’s

total operating

expenses were

approximately

$7.2
million and

$3.7 million,

respectively, compared

to approximately

$4.9 million

and $2.8 million,

respectively, for

the six and
three months

ended June 30,

2020.

The table below

presents a

breakdown of

operating

expenses for

the six and

three
months ended

June 30, 2021

and 2020.

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,

2021 2020 Change 2021 2020 Change
Management fees $ 3,413 $ 2,645 $ 768 $ 1,792 $ 1,268 $ 524
Overhead allocation 799 695 104 395 348 47
Accrued incentive compensation 625 (275) 900 261 161 100
Directors fees and liability insurance 595 508 87 323 248 75
Audit, legal and other professional fees 620 601 19 302 346 (44)
Direct REIT operating expenses 715 446 269 294 240 54
Other administrative 445 277 168 352 145 207
Total expenses $ 7,212 $ 4,897 $ 2,315 $ 3,719 $ 2,756 $ 963

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

($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
June 30, 2021 $ 4,504,887 $ 542,679 $ 1,792 $ 395 $ 2,187
March 31, 2021 4,032,716 456,687 1,621 404 2,025
December 31, 2020 3,633,631 387,503 1,384 442 1,826
September 30, 2020 3,422,564 368,588 1,252 377 1,629
June 30, 2020 3,126,779 361,093 1,268 348 1,616
March 31, 2020 3,269,859 376,673 1,377 347 1,724
Six Months Ended
June 30, 2021 $ 4,268,801 $ 499,683 $ 3,413 $ 799 $ 4,212
June 30, 2020 3,198,319 368,883 2,645 695 3,340

Financial

Condition:

Mortgage-Backed Securities

As of June

30, 2021,

our RMBS portfolio

consisted of

$4,671.2 million

of Agency RMBS

at fair value

and had a

weighted average
coupon on

assets of 3.06%.

During the

six months

ended June

30, 2021,

we received

principal repayments

of $259.4

million compared

to
$260.8 million

for the six

months ended

June 30, 2020.

The average

three month

prepayment

speeds for

the quarters

ended June

30,
2021 and 2020

were 12.9%

and 16.3%,

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
June 30, 2021 10.9 29.9 12.9
March 31, 2021 9.9 40.3 12.0
December 31, 2020 16.7 44.3 20.1
September 30, 2020 14.3 40.4 17.0
June 30, 2020 13.9 35.3 16.3
March 31, 2020 9.8 22.9 11.9

The following

tables summarize

certain characteristics

of the Company’s

PT RMBS and

structured

RMBS as of

June 30, 2021

and
December 31,

2020:

($ in thousands)
Weighted
Percentage Average
of Weighted Maturity
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
June 30, 2021
Fixed Rate RMBS $ 4,574,539 97.9% 2.97% 335 1-Jul-51
Total Mortgage-backed Pass-through 4,574,539 97.9% 2.97% 335 1-Jul-51
Interest-Only Securities 92,709 2.0% 3.63% 290 25-May-51
Inverse Interest-Only Securities 3,991 0.1% 3.79% 307 15-Jun-42
Total Structured RMBS 96,700 2.1% 3.64% 291 25-May-51
Total Mortgage Assets $ 4,671,239 100.0% 3.06% 329 1-Jul-51
December 31, 2020
Fixed Rate RMBS $ 3,560,746 95.5% 3.09% 339 1-Jan-51
Fixed Rate CMOs 137,453 3.7% 4.00% 312 15-Dec-42
Total Mortgage-backed Pass-through 3,698,199 99.2% 3.13% 338 1-Jan-51
Interest-Only Securities 28,696 0.8% 3.98% 268 25-May-50
Total Structured RMBS 28,696 0.8% 3.98% 268 25-May-50
Total Mortgage Assets $ 3,726,895 100.0% 3.19% 333 1-Jan-51

($ in thousands)
June 30, 2021 December 31, 2020
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 3,773,957 80.8% $ 2,733,960 73.4%
Freddie Mac 897,282 19.2% 992,935 26.6%
Total Portfolio $ 4,671,239 100.0% $ 3,726,895 100.0%

June 30, 2021 December 31, 2020
Weighted Average Pass-through Purchase Price $ 107.37 $ 107.43
Weighted Average Structured Purchase Price $ 17.88 $ 20.06
Weighted Average Pass-through Current Price $ 106.65 $ 108.94

Weighted Average Structured Current Price $ 14.48 $ 10.87
Effective Duration
(1)
3.830 2.360

(1)

Effective duration is the approximate percentage change

in price for a 100 bps change in rates.

An effective duration of 3.830 indicates that an
interest rate increase of 1.0% would be expected to cause a 3.830% decrease in the value of the RMBS in the Company’s investment

portfolio
at June 30, 2021.

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

The following

table presents

a summary

of portfolio

assets acquired

during the six

months ended

June 30, 2021

and 2020,
including securities

purchased during

the period

that settled

after the end

of the period,

if any.

($ in thousands)
2021 2020
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
Pass-through RMBS $ 2,910,318 $ 107.05 1.54% $ 1,985,756 $ 106.59 1.99%
Structured RMBS 76,546 15.42 3.98% - - -

Borrowings

As of June

30, 2021,

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

As of June

30, 2021,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$4,514.7 million

with a net
weighted average

borrowing

cost of 0.13%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

1 to
100 days, with

a weighted

average remaining

maturity of

29 days.

Securing the

repurchase

agreement

obligations

as of June

30, 2021
are RMBS

with an estimated

fair value,

including accrued

interest,

of approximately

$4,678.1 million

and a weighted

average maturity

of
339 months,

and cash pledged

to counterparties

of approximately

$79.1 million.

Through July

30, 2021,

we have been

able to maintain
our repurchase

facilities

with comparable

terms to those

that existed

at June 30,

2021 with

maturities

through August

14, 2021.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in
2021 to date and 2020.

($ in thousands)
Difference Between Ending
Ending Maximum Average Borrowings and
Balance of Balance of Balance of Average Borrowings
Three Months Ended Borrowings Borrowings Borrowings Amount Percent
June 30, 2021 $ 4,514,704 $ 4,517,953 $ 4,348,192 $ 166,512 3.83%
March 31, 2021 4,181,680 4,204,935 3,888,633 293,047 7.54%
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

Liquidity and Capital Resources

Liquidity is

our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead,

fulfill margin

calls and

pay dividends.

Our principal

immediate sources

of liquidity

include cash

balances, unencumbered
assets and

borrowings

under repurchase

agreements.

Our borrowing

capacity will

vary over time

as the market

value of our

interest
earning assets

varies.

Our balance

sheet also

generates

liquidity

on an on-going

basis through

payments of

principal and

interest

we
receive on

our RMBS

portfolio.

Management

believes that

we currently

have sufficient

liquidity

and capital

resources available

for (a) the
acquisition

of additional

investments

consistent

with the size

and nature

of our existing

RMBS portfolio,

(b) the repayments

on borrowings
and (c) the

payment of

dividends

to the extent

required for

our continued

qualification

as a REIT.

We may also

generate liquidity

from time
to time by

selling our

equity or

debt securities

in public offerings

or private

placements.

Because our

PT RMBS portfolio

consists entirely

of government

and agency

securities,

we do not

anticipate

having difficulty
converting

our assets

to cash should

our liquidity

needs ever

exceed our

immediately

available

sources of cash.

Our structured

RMBS
portfolio

also consists

entirely of

governmental

agency securities,

although they

typically

do not trade

with comparable

bid / ask spreads

as
PT RMBS.

However, we anticipate

that we would

be able to

liquidate such

securities

readily, even in

distressed

markets, although

we
would likely

do so at prices

below where

such securities

could be sold

in a more

stable market.

To enhance our liquidity

even further,

we
may pledge

a portion

of our structured

RMBS as part

of a repurchase

agreement funding,

but retain

the cash in

lieu of acquiring

additional
assets.

In this way

we can, at

a modest cost,

retain higher

levels of

cash on hand

and decrease

the likelihood

we will have

to sell assets

in
a distressed

market in order

to raise cash.

Our strategy

for hedging

our funding

costs typically

involves taking

short positions

in interest

rate futures,

treasury futures,

interest rate
swaps, interest

rate swaptions

or other instruments.

When the market

causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can reduce

our liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

via margin

calls to offset

the derivative

related margin

calls. If

this were

to occur in

sufficient
magnitude,

the loss of

liquidity might

force us to

reduce the

size of the

levered portfolio,

pledge additional

structured

securities

to raise
funds or risk

operating

the portfolio

with less liquidity.

Our master

repurchase

agreements

have no stated

expiration,

but can be

terminated

at any time

at our option

or at the

option of

the
counterparty. However,

once a definitive

repurchase

agreement

under a master

repurchase

agreement

has been entered

into, it generally
may not be

terminated

by either

party.

A negotiated

termination

can occur, but

may involve

a fee to

be paid by

the party

seeking to
terminate

the repurchase

agreement

transaction,

as it did during

the three

months ended

March 31,

2020.

Under our

repurchase

agreement funding

arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the market

value of the
asset collateralizing

the financing

transaction

declines, the

market value

of our posted

margin will

be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases in

value, we

would be over

collateralized

and we
would be entitled

to have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as needed,

as do we.

Typically, but not always,

the parties

agree to a

minimum
threshold

amount for

margin calls

so as to avoid

the need for

nuisance margin

calls on a

daily basis.

Our master

repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis. Throughout

the six months

ended
June 30, 2021,

haircuts on

our pledged

collateral

remained stable

and as of

June 30, 2021,

our weighted

average haircut

was
approximately

5.0% of the

value of our

collateral.

TBAs represent

a form of

off-balance sheet

financing and

are accounted

for as derivative

instruments.

(See Note

4 to our Financial
Statements

in this Form

10-Q

for additional

details on

our TBAs).

Under certain

market conditions,

it may be uneconomical

for us to

roll our

TBAs into

future months

and we may

need to take

or make physical

delivery of

the underlying

securities.

If we were

required to

take
physical delivery

to settle a

long TBA,

we would have

to fund our

total purchase

commitment

with cash

or other financing

sources and

our
liquidity position

could be negatively

impacted.

Our TBAs are

also subject

to margin

requirements

governed by

the Mortgage-Backed

Securities

Division ("MBSD")

of the FICC

and
by our master

securities

forward transaction

agreements,

which may

establish margin

levels in

excess of the

MBSD. Such

provisions
require that

we establish

an initial

margin based

on the notional

value of the

TBA, which

is subject

to increase

if the estimated

fair value

of
our TBAs

or the estimated

fair value of

our pledged

collateral

declines. The

MBSD has

the sole discretion

to determine

the value

of our
TBAs and of

the pledged

collateral

securing such

contracts.

In the event

of a margin

call, we must

generally provide

additional

collateral

on
the same business

day.

Settlement

of our TBA

obligations

by taking delivery

of the underlying

securities

as well as

satisfying

margin requirements

could
negatively

impact our

liquidity

position.

However, since

we do not

use TBA dollar

roll transactions

as our primary

source of financing,

we
believe that

we will have

adequate sources

of liquidity

to meet such

obligations.

As discussed

earlier, we invest

a portion

of our capital

in structured

Agency RMBS.

We generally

do not apply

leverage to

this portion
of our portfolio.

The leverage

inherent in

structured

securities

replaces the

leverage obtained

by acquiring

PT securities

and funding

them
in the repurchase

market.

This structured

RMBS strategy

has been a

core element

of the Company’s

overall investment

strategy since
inception.

However, we have

and may continue

to pledge

a portion

of our structured

RMBS in order

to raise our

cash levels,

but generally
will not pledge

these securities

in order to

acquire additional

assets.

The following

table summarizes

the effect on

our liquidity

and cash flows

from contractual

obligations

for repurchase

agreements

and
interest expense

on repurchase

agreements.

(in thousands)
Obligations Maturing
Within One
Year
One to Three
Years
Three to Five
Years
More than
Five Years Total
Repurchase agreements $ 4,514,704 $ - $ - $ - $ 4,514,704
Interest expense on repurchase agreements
(1)
1,516 - - - 1,516
Totals $ 4,516,220 $ - $ - $ - $ 4,516,220

(1)

Interest expense

on repurchase

agreements is

based on current

interest rates

as of June 30,

2021 and the

remaining term

of the liabilities

existing
at that date.

In future

periods, we

expect to continue

to finance

our activities

in a manner

that is consistent

with our current

operations

through
repurchase

agreements.

As of June

30, 2021,

we had cash

and cash equivalents

of $272.8

million.

We generated

cash flows

of $312.7
million from

principal and

interest

payments on

our RMBS

and had average

repurchase

agreements

outstanding

of $4,118.4 million

during
the six months

ended June

30, 2021.

Stockholders’

Equity

On January 23, 2020, we entered into the January 2020 Equity Distribution Agreement with three sales agents pursuant to which
we could offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions
that were deemed to be “at the market” offerings and privately negotiated transactions.

We issued a total of 3,170,727 shares under
the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately
$19.4 million, after commissions and fees, prior to its termination in August

2020.

On August 4, 2020, we entered into the August 2020 Equity Distribution Agreement with four sales agents pursuant to which we
could offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of our common stock in transactions that

were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 27,493,650 shares under the
August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately

$150.0 million, and net proceeds of
approximately $147.4 million, after commissions and fees, prior to its termination in June

2021.

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
2021, with proceeds to us of approximately $45.2 million, net of offering expenses.

On March 2, 2021, we entered into the “March 2021 Underwriting Agreement with J.P. Morgan, relating to the offer and sale of
8,000,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the
March 2021 Underwriting Agreement at $5.45 per share. In addition, we granted

J.P.

Morgan a 30-day option to purchase up to an
additional 1,200,000 shares of our common stock on the same terms and conditions,

which J.P. Morgan exercised in full on March 3,
2021. The closing of the offering of 9,200,000 shares of our common stock occurred on March

5, 2021, with proceeds to us of
approximately $50.0

million, net of offering expenses payable.

On June 22, 2021, we entered into an equity distribution agreement (the “June 2021

Equity Distribution Agreement”) with four
sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our
common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30,
2021, we issued a total of 5,750,000 shares under the June 2021 Equity Distribution

Agreement for aggregate gross proceeds of
approximately $31.1 million, and net proceeds of approximately $30.6 million, after commissions and fees. Subsequent to June 30,
2021 and through July 30, 2021, we issued a total of 5,560,000 shares under the June 2021

Equity Distribution Agreement for
aggregate gross proceeds of approximately $28.6 million, and net proceeds of approximately

$28.2 million, after commissions and
fees.

Outlook

Economic Summary

The economy

continued its

strong recovery

from the COVID-19

pandemic during

the second quarter

of 2021.

The surge
in COVID-19

cases that occurred

during the first

quarter of 2021

abated quickly

as inoculations

of the new vaccines

were
widely distributed

throughout the

population –

especially

to those most

susceptible

to the virus.

New COVID-19

cases,
hospitalizations

and deaths from

the virus decreased

dramatically, allowing

the economy

to reopen and

substantial

pent-up
demand on the

part of consumers

to be unleashed.

Additional

fiscal policy

steps taken

by the Biden

administration,

as
described below,

added to the

surge in economic

activity.

The economic

data released

throughout the

second quarter

provided evidence

of the recovery.

Retail sales,

especially

car
sales, air

travel and hotel

demand, surged.

Home sales

grew at a pace

that exceeded

the early 2000s.

Home price

increases
exceeded levels

seen in the early

2000s as well,

eventually leading

to a slow down

in home sales

and price appreciation

in the
early days

of the third

quarter as elevated

home prices

became an impediment

to new sales.

As the demand

for many goods
and services

surged, the

lingering effects

of the pandemic

acted to retard

supply, leading to

price increases.

For example,

the
supply of computer

chips in the

case of autos

and consumer

electronics

could not keep

up with demand.

Shortages

of
commodities

like lumber

in the case of

housing, and

labor generally,

constrained

the economy’s

ability to

meet demand.

Labor
remained constrained

as workers

either were

content to collect

supplemental

unemployment

insurance available

initially under
COVID-19 related

legislation,

where fearful

of excess exposure

to COVID-19

(especially

in the case

of leisure

and hospitality
workers)

or due to the

lack of access

to childcare,

and thus unable

to return to

work.

Gross domestic

product, or

GDP, is
estimated to

have expanded

at an 8.0% annualized

rate during

the second quarter

of 2021.

Importantly, the supply/demand
imbalance mentioned

above, coupled

with an expansion

in the monetary

base driven

by both fiscal

and monetary

policy (the

Fed’s monthly

asset purchases),

has driven inflation

higher.

The consumer

price index,

or CPI, has

accelerated

to over 5% on
a year over

year basis

for the first

time since 2008.

The lone disappointment

over the period

has been job

growth, as
mentioned above.

The market

anticipates

this may change

somewhat when

the supplemental

unemployment

benefits lapse

in
early September,

but the rapid

emergence of

the delta variant

of COVID-19

may keep job

growth recovery

below market
expectations

beyond September.

Legislative

Response and

the Federal

Reserve

Congress passed

the CARES Act

quickly in

response to

the pandemic’s

emergence last

spring and followed

with
additional legislation

over the ensuing

months.

However, as certain

provisions

of the CARES

Act expired,

such as
supplemental

unemployment

insurance last

July, there appeared

to be a need

for additional

stimulus for

the economy

to deal
with the surge

in the pandemic

that occurred

as cold weather

set in, particularly

over the Christmas

holiday.

As mentioned
above, the Federal

government eventually

passed an additional

stimulus package

in late December

of 2020 and again

in
March of 2021.

In addition,

the Fed has provided,

and continues

to provide,

as much support

to the markets

and the economy
as it can within

the constraints

of its mandate.

During the third

quarter of 2020,

the Fed unveiled

a new monetary

policy
framework

focused on average

inflation rate

targeting that

allows the

Fed Funds rate

to remain quite

low, even if inflation

is
expected to temporarily

surpass the

2% target level.

Further, the Fed

will look

past the presence

of very tight

labor markets,
should they be

present at

the time.

This marks

a significant

shift from

their prior

policy framework,

which was focused

on the
unemployment

rate as a key

indicator of

impending inflation.

Adherence to

this policy

could steepen

the U.S. Treasury

curve
as short-term

rates could

remain low

for a considerable

period but longer-term

rates could rise

given the Fed’s

intention to

let
inflation potentially

run above 2%

in the future

as the economy

more fully

recovers.

The response of

U.S. Treasury

rates
appeared to follow

this pattern

precisely

during the first

quarter of 2021

but have since

reversed since

early in the

second
quarter 2021.

Interest Rates

As economic

activity and

inflation accelerated

during the second

quarter of 2021,

market participants

anticipated

interest
rates would

continue to rise

as they had done

during the

first quarter

of the year.

This was most

evident in the

open interest

in
the various

U.S. Treasury

futures – namely

the level of

contracts shorted.

However, interest

rates did not

continue to

rise in
the second quarter

of 2021.

In fact, over

the course of

the quarter, longer

term interest

rates declined

slowly – by

27.2 bps in
the case of the

10-year U.S.

Treasury note

and 32.5 bps

in the case

of the 30-year

U.S. Treasury

bond.

Since quarter

end,
rates have accelerated

their decline,

especially

so as the delta

variant of COVID-19

has appeared to

spread at an

accelerating
rate across

both the U.S.

and the globe.

The driver

of the counter-intuitive

movement in

rates was likely

the result of

technical
factors, as

market positioning

was so skewed

to the short

side and there

simply were

few if any

additional sellers.

The
disappointing

job growth

figures have

also been pointed

to as evidence

the market

may have been

overly optimistic

about the
magnitude of

the economic

recovery.

More recently, the

rapid spread

of the delta

variant of

COVID-19 is

causing market
participants

to lower their

near-term growth

estimates –

both for the

U.S. and globally.

The Fed has played

a role in

the evolution

of interest

rates over

the course of

the quarter

as well. The

most significant
development

has been the

Fed’s insistence,

at least from

the FOMC leadership,

that the inflationary

pressures evident

in the
economy will

be transitory.

The Fed argues

that COVID-19

related supply

constraints

are driving

most price pressures,

and
that activity

most related

to the opening

of the economy

– travel, dining

out, housing,

etc. – is causing

price pressures

related
to excessive

demand, demand

that should

subside as the

economy returns

to normal levels

of activity.

Substantial fiscal
stimulus also

played a role

in the Fed’s view

in that direct

payments to

consumers related

to the various

relief measures
passed by Congress

were one time

in nature and

their effect

will fade.

Market pricing,

or the level

of interest

rates, especially
long-term rates,

seems to indicate

the market agrees

with this point

of view.

However, at the conclusion

of the FOMC

meeting
in June, the

market was

surprised to

learn that while

the leadership

of the Fed maintained

this view, not all

members of the
FOMC did.

There were members

of the committee

that believed

inflation may

not be transitory,

and that as a

result the

Fed
would have to

raise interest

rates sooner

than previously

thought and begin

to taper their

asset purchases

sooner as well.

The
market interpreted

these developments

as a hawkish

shift on the

part of the

Fed, although

the leadership

of the

Fed –
especially

Chairman Powell

- has pushed

back against

this interpretation

and insists

the Fed’s stance

has not changed.

The Agency RMBS

Market

Performance

for the Agency

RMBS market

for the second

quarter trailed

most other

asset classes,

especially

so in June.

The total return

for the Agency

RMBS sub-index

was 0.33% for

the quarter.

As mentioned

above, at the

conclusion

of the
June FOMC meeting

it was evident

that not all

committee members

shared the view

of the Fed leadership

that the removal

of
accommodation

was still far

off – or that the

recovery was

far from complete.

There were

members who

thought the

Fed
would have to

taper their

asset purchases

and eventually

raise short-term

interest rates

much sooner.

For the Agency

RMBS
market, this

meant Fed purchases

of $40 billion

per month might

be ending sooner

than most market

participants

expected.

The extremely

strong housing

market added

credence to

the notion that

the Fed did

not need to continue

to provide

support to
the market any

longer as well.

Given the length

of time the

Fed has been

supporting

the Agency RMBS

market, coupled

with
banks that are

flush with

deposits that

need to be invested,

price levels

in the Agency

RMBS market

were quite rich

prior to this
development.

While all

sectors of the

financial markets

appear to be

priced at the

high end of

long-term

price ranges,

the
removal of

such a large

buyer of Agency

RMBS likely

would have a negative

effect on their

valuations.

The market

has reacted
to the potential

of lower Fed

purchases of

Agency RMBS,

leading to the

relative under-performance

of the Agency

RMBS
market during

the second quarter

of 2021.

The second driver

of Agency RMBS

performance,

both for the

second quarter

of 2021 and

beyond, is,

as always,

the level
of prepayments.

As the market

has rallied

– especially

long-term rates

– rates available

to borrowers

are now back

to levels
seen last summer,

and burn-out

has yet to develop

in higher

coupon, more

seasoned mortgages.

This has been

supportive

of
specified pool

premiums,

a core holding

of the Company.

Recent Legislative

and Regulatory

Developments

The Fed conducted

large scale

overnight repo

operations

from late

2019 until July

2020 to address

disruptions

in the U.S.
Treasury, Agency debt and

Agency MBS financing

markets. These

operations ceased

in July 2020

after the central

bank
successfully

tamed volatile

funding costs

that had threatened

to cause disruption

across the

financial system.

The Fed has taken

a number

of other actions

to stabilize

markets as

a result of

the impacts of

the COVID-19

pandemic.

In
March of 2020,

the Fed announced

a $700 billion

asset purchase

program to

provide liquidity

to the U.S. Treasury

and Agency
RMBS markets.

The Fed also

lowered the

Fed Funds rate

to a range of

0.0% – 0.25%,

after having

already lowered

the Fed
Funds rate by

50 bps earlier

in the month.

Later that same

month the Fed

announced

a program to

acquire U.S.

Treasuries
and Agency RMBS

in the amounts

needed to support

smooth market

functioning.

With these

purchases, market

conditions
improved substantially.

Currently, the Fed is

committed to

purchasing $80

billion of

U.S. Treasuries

and $40 billion

of Agency
RMBS each month.

Chairman Powell

and the Fed have

reiterated their

commitment

to this level

of asset purchases

at every
meeting since

their meeting

on June 30,

2020. At the

June 2021 meeting,

the Fed agreed

to begin to

discuss plans

for
adjusting the

path and composition

of asset purchases,

but reiterated

the intention

to provide

notice well

in advance of

an
announcement

to reduce the

pace of such

purchases. Chairman

Powell has

also maintained

that the Fed

expects to

maintain
interest rates

at this level

until the Fed

is confident

that the economy

has weathered

the pandemic

and its impact

on economic
activity and

is on track

to achieve its

maximum employment

and price stability

goals. The Fed

has taken various

other steps

to
support certain

other fixed

income markets,

to support mortgage

servicers

and to implement

various portions

of the
Coronavirus

Aid, Relief,

and Economic

Security (“CARES”)

Act.

The CARES Act

was passed by

Congress and

signed into

law on March

27, 2020.

This over

$2 trillion

COVID-19 relief
bill, among

other things,

provided for

direct payments

to each American

making up to

$75,000 a year, increased
unemployment

benefits for

up to four months

(on top of state

benefits), funding

to hospitals

and health providers,

loans and
investments

to businesses,

states and municipalities

and grants to

the airline

industry. On April

24, 2020, President

Trump
signed an additional

funding bill

into law that

provided an

additional $484

billion of

funding to individuals,

small businesses,
hospitals, health

care providers

and additional

coronavirus

testing efforts.

Various provisions

of the CARES

Act began to
expire in July

2020, including

a moratorium

on evictions,

expanded unemployment

benefits, and

a moratorium

on foreclosures.
On August 8,

2020, President

Trump

issued Executive

Order 13945,

directing the

Department

of Health and

Human Services,

the Centers

for Disease

Control and

Prevention (“CDC”),

the Department

of Housing and

Urban Development,

and
Department of

the Treasury to

take measures

to temporarily

halt residential

evictions and

foreclosures,

including through
temporary financial

assistance.

On December

27, 2020, an

additional $900

billion coronavirus

aid package was

signed into

law as part

of the Consolidated
Appropriations

Act of 2021,

providing for

extensions of

many of the

CARES Act policies

and programs

as well as additional
relief. The

package provided

for, among other things,

direct payments

to most Americans

with a gross

income of less

than
$75,000 a year, extension

of unemployment

benefits through

March 14, 2021,

funding for

procurement

of vaccines

and health
providers,

loans to qualified

businesses,

funding for

rental assistance

and funding for

schools. On

January 29,

2021, the CDC
issued guidance

extending eviction

moratoriums

for covered persons

through March

31, 2021, which

has been extended

to
July 31, 2021.

In addition,

on February

9, 2021, the

FHFA announced that

the foreclosure

moratorium

begun under the
CARES Act for

loans backed

by Fannie Mae

and Freddie

Mac and the eviction

moratorium

for real estate

owned by Fannie
Mae and Freddie

Mac were extended

until March

31, 2021, which

has been extended

to July 31,

2021. On February

16, 2021,
the U.S. Housing

and Urban Development

Department

announced the

extension of

the FHA eviction

and foreclosure
moratorium

to June 30, 2021,

which has been

extended to

July 31, 2021.
On March 11, 2021, the

$1.9 trillion

American Rescue

Plan Act of

2021 was signed

into law.

This stimulus

program
furthered the

Federal government’s

efforts to stabilize

the economy and

provide assistance

to sectors of

the population

still
suffering from

the various

physical and

economic effects

of the pandemic.

In January 2019,

the Trump administration

made statements

of its plans

to work with

Congress to

overhaul Fannie

Mae
and

Freddie Mac

and expectations

to announce

a framework

for the development

of a policy

for comprehensive

housing
finance reform

soon. On September

30, 2019, the

FHFA announced that

Fannie Mae

and Freddie

Mac were allowed

to
increase their

capital buffers

to $25 billion

and $20 billion,

respectively, from

the prior limit

of $3 billion

each. This

step could
ultimately

lead to Fannie

Mae and Freddie

Mac being privatized

and represents

the first

concrete step

on the road

to GSE
reform.

On June 30, 2020,

the FHFA released

a proposed rule

on a new regulatory

framework

for the GSEs

which seeks

to
implement both

a risk-based

capital framework

and minimum leverage

capital requirements.

The final rule

on the new capital
framework

for the GSEs

was published

in the federal

register in

December 2020.

On January 14,

2021, the U.S.

Treasury and
the FHFA executed

letter agreements

allowing the

GSEs to continue

to retain capital

up to their

regulatory

minimums,

including
buffers, as prescribed

in the December

rule.

These letter

agreements provide,

in part, (i)

there will be

no exit from
conservatorship

until all material

litigation is

settled and the

GSE has common

equity Tier

1 capital of

at least 3%

of its assets,
(ii) the GSEs

will comply

with the FHFA’s regulatory

capital framework,

(iii) higher-risk

single-family

mortgage acquisitions

will
be restricted

to current

levels, and (iv)

the U.S. Treasury

and the FHFA will

establish a timeline

and process

for future GSE
reform. However,

no definitive

proposals or

legislation

have been released

or enacted

with respect

to ending the
conservatorship,

unwinding the

GSEs, or materially

reducing the

roles of the

GSEs in the

U.S. mortgage

market. On

June 23,
2021, President

Biden removed

the director

of the FHFA and appointed

an acting

director. With the

leadership

change at
FHFA, some observers

anticipate that

the Biden administration

will be less

likely to focus

on ending the

GSEs’ conservatorship
and that the

January 14,

2021 letter

agreements between

the U.S. Treasury

and the FHFA may

be renegotiated.

In 2017, policymakers

announced that

LIBOR will

be replaced by

December 31,

2021. The directive

was spurred

by the
fact that banks

are uncomfortable

contributing

to the LIBOR

panel given the

shortage of

underlying transactions

on which

to
base levels

and the liability

associated with

submitting

an unfounded

level. The

ICE Benchmark

Administration,

in its capacity
as administrator

of USD LIBOR,

has confirmed

that it will

cease publication

of (i) the

one-week and

two-month USD

LIBOR
settings immediately

following the

LIBOR publication

on December

31, 2021, and

(ii) the overnight

and one, three,

six and 12-
month USD LIBOR

settings immediately

following the

LIBOR publication

on June 30, 2023.

A joint statement

by key regulatory
authorities

calls on banks

to cease entering

into new contracts

that use USD

LIBOR as a reference

rate by no later

than
December 31,

2021. The Alternative

Reference Rates

Committee,

a steering committee

comprised of

large U.S.

financial
institutions,

has proposed

replacing USD-LIBOR

with a new SOFR,

a rate based

on U.S. repo

trading. Many

banks believe
that it may

take four to

five years

to complete

the transition

to SOFR, for

certain, despite

the 2021 deadline.

We will monitor

the
emergence of

this new rate

carefully as

it will potentially

become the new

benchmark

for hedges and

a range of

interest rate
investments.

At this time,

however, no consensus

exists as to

what rate or

rates may become

accepted alternatives

to LIBOR.

Effective January

1, 2021, Fannie

Mae, in alignment

with Freddie

Mac, will

extend the timeframe

for its delinquent

loan

buyout policy

for Single-Family

Uniform Mortgage-Backed

Securities

(UMBS) and Mortgage-Backed

Securities

(MBS) from
four consecutively

missed monthly

payments to

twenty-four

consecutively

missed monthly

payments (i.e.,

24 months past
due). This

new timeframe

will apply

to outstanding

single-family

pools and newly

issued single-family

pools and was

first
reflected when

January 2021

factors were

released on

the fourth business

day in February

2021.

For Agency RMBS

investors, when

a delinquent

loan is bought

out of a pool

of mortgage

loans, the removal

of the loan
from the pool

is the same

as a total prepayment

of the loan.

The respective

GSEs currently

anticipate,

however, that
delinquent loans

will be repurchased

in most cases

before the 24-month

deadline under

one of the following

exceptions listed
below.
• a

loan that is

paid in full,

or where the

related lien

is released

and/or the

note debt is

satisfied or

forgiven;
• a

loan repurchased

by a seller/servicer

under applicable

selling and

servicing

requirements;
• a

loan entering

a permanent

modification,

which generally

requires it

to be removed

from the MBS.

During any
modification

trial period,

the loan will

remain in the

MBS until the

trial period

ends;
• a

loan subject

to a short sale

or deed-in-lieu

of foreclosure;

or
• a

loan referred

to foreclosure.

Because of these

exceptions,

the GSEs currently

believe based

on prevailing

assumptions

and market conditions

this
change will

have only a

marginal impact

on prepayment

speeds, in aggregate.

Cohort level

impacts may

vary. For example,
more than half

of loans referred

to foreclosure

are historically

referred within

six months of

delinquency. The degree

to which
speeds are affected

depends on

delinquency

levels, borrower

response, and

referral to

foreclosure

timelines.

The scope and

nature of the

actions the

U.S. government

or the Fed will

ultimately

undertake are

unknown and

will
continue to evolve,

especially

in light of

the COVID-19

pandemic, President

Biden’s new administration

and the new

Congress
in the United

States.

Effect on Us

Regulatory

developments,

movements in

interest rates

and prepayment

rates affect

us in many

ways, including

the
following:

Effects on our

Assets

A change in or

elimination

of the guarantee

structure of

Agency RMBS

may increase

our costs (if,

for example,

guarantee
fees increase)

or require

us to change our

investment

strategy altogether.

For example,

the elimination

of the guarantee
structure of

Agency RMBS

may cause us

to change our

investment

strategy to

focus on non-Agency

RMBS, which

in turn
would require

us to significantly

increase our

monitoring of

the credit risks

of our investments

in addition

to interest

rate and
prepayment risks.

Lower long-term

interest rates

can affect the

value of our

Agency RMBS

in a number

of ways. If

prepayment rates

are
relatively

low (due, in

part, to the

refinancing

problems described

above), lower

long-term interest

rates can increase

the value
of higher-coupon

Agency RMBS.

This is because

investors typically

place a premium

on assets with

yields that

are higher than
market yields.

Although lower

long-term interest

rates may increase

asset values

in our portfolio,

we may not

be able to invest
new funds in

similarly-yielding

assets.

If prepayment

levels increase,

the value of

our Agency

RMBS affected

by such prepayments

may decline.

This is because
a principal

prepayment accelerates

the effective

term of an Agency

RMBS, which

would shorten

the period during

which an
investor would

receive above-market

returns (assuming

the yield on

the prepaid

asset is higher

than market

yields). Also,
prepayment proceeds

may not be able

to be reinvested

in similar-yielding

assets. Agency

RMBS backed

by mortgages

with
high interest

rates are more

susceptible

to prepayment

risk because

holders of those

mortgages are

most likely

to refinance

to
a lower rate.

IOs and IIOs,

however, may be the

types of Agency

RMBS most

sensitive to

increased prepayment

rates.
Because the holder

of an IO or

IIO receives

no principal

payments, the

values of IOs

and IIOs are

entirely dependent

on the

existence of

a principal

balance on the

underlying

mortgages. If

the principal

balance is

eliminated due

to prepayment,

IOs and
IIOs essentially

become

worthless. Although

increased prepayment

rates can negatively

affect the value

of our IOs

and IIOs,
they have the

opposite effect

on POs. Because

POs act like

zero-coupon

bonds, meaning

they are purchased

at a discount

to
their par value

and have an

effective interest

rate based on

the discount

and the term

of the underlying

loan, an increase

in
prepayment rates

would reduce

the effective

term of our

POs and accelerate

the yields

earned on those

assets, which

would
increase our

net income.

Higher long-term

rates can also

affect the value

of our Agency

RMBS.

As long-term

rates rise,

rates available

to
borrowers also

rise.

This tends to

cause prepayment

activity

to slow and

extend the expected

average life

of mortgage

cash
flows.

As the expected

average life

of the mortgage

cash flows

increases,

coupled with

higher discount

rates, the

value of
Agency RMBS

declines.

Some of the instruments

the Company

uses to hedge

our Agency

RMBS assets,

such as interest
rate futures,

swaps and swaptions,

are stable average

life instruments.

This means

that to the extent

we use such

instruments
to hedge our

Agency RMBS

assets, our

hedges may not

adequately protect

us from price

declines, and

therefore may
negatively impact

our book value.

It is for this

reason we use

interest only

securities

in our portfolio.

As interest

rates rise,

the
expected average

life of these

securities

increases, causing

generally positive

price movements

as the number

and size of

the
cash flows

increase the

longer the underlying

mortgages remain

outstanding.

This makes

interest only

securities

desirable
hedge instruments

for pass-through

Agency RMBS.

As described

above, the Agency

RMBS market

began to experience

severe dislocations

in mid-March

2020 as a result

of
the economic,

health and market

turmoil brought

about by COVID-19.

In March of

2020, the Fed

announced that

it would
purchase Agency

RMBS and U.S.

Treasuries in

the amounts needed

to support

smooth market

functioning,

which largely
stabilized

the Agency RMBS

market, a commitment

it reaffirmed

at all subsequent

Fed meetings.

At the June 2021

meeting,
the Fed agreed

to begin to

discuss plans

for adjusting

the path and

composition

of asset purchases,

but reiterated

the intention
to provide notice

well in advance

of an announcement

to reduce the

pace of such

purchases.

If the Fed modifies,

reduces or
suspends its

purchases of

Agency RMBS,

our investment

portfolio could

be negatively

impacted. Further,

the moratoriums

on
foreclosures

and evictions

described above

will likely

delay potential

defaults on loans

that would otherwise

be bought out

of
Agency MBS pools

as described

above.

Depending on

the ultimate

resolution

of the foreclosure

or evictions,

when and if

it
occurs, these

loans may be

removed from

the pool into

which they were

securitized.

If this were

to occur, it would

have the
effect of delaying

a prepayment

on the Company’s

securities

until such time.

As the majority

of the Company’s

Agency RMBS
assets were

acquired at

a premium

to par, this will

tend to increase

the realized

yield on the

asset in question.

Because we base

our investment

decisions on

risk management

principles

rather than

anticipated

movements in

interest
rates, in a

volatile interest

rate environment

we may allocate

more capital

to structured

Agency RMBS

with shorter

durations.
We believe these

securities

have a lower

sensitivity

to changes in

long-term

interest rates

than other asset

classes. We

may
attempt to mitigate

our exposure

to changes in

long-term

interest rates

by investing

in IOs and IIOs,

which typically

have
different sensitivities

to changes in

long-term interest

rates than PT

RMBS, particularly

PT RMBS backed

by fixed-rate
mortgages.

Effects on our

borrowing costs

We leverage our

PT RMBS portfolio

and a portion

of our structured

Agency RMBS

with principal

balances through

the use
of short-term

repurchase agreement

transactions.

The interest

rates on our

debt are determined

by the short

term interest

rate
markets. An

increase in

the Fed Funds

rate or LIBOR

would increase

our borrowing

costs, which

could affect our

interest rate
spread if there

is no corresponding

increase in

the interest

we earn on our

assets. This

would be most

prevalent with

respect to
our Agency RMBS

backed by fixed

rate mortgage

loans because

the interest

rate on a

fixed-rate

mortgage loan

does not
change even though

market rates

may change.

In order to

protect our

net interest

margin against

increases in

short-term

interest rates,

we may enter

into interest

rate
swaps, which

economically

convert our

floating-rate

repurchase agreement

debt to fixed-rate

debt, or utilize

other hedging
instruments

such as Eurodollar,

Fed Funds and

T-Note futures

contracts or

interest rate

swaptions.

Summary

In contrast

to the four

quarters

that preceded

the second quarter

of 2021, COVID-19

did not suppress

the performance

of
the markets

and economy

in the second

quarter. The recovery

has been driven

by many factors

– the emergence

and
widespread distribution

of a very effective

vaccine, substantial

government stimulus

and accommodative

monetary policy. The
economy recovered

rapidly as an

effective vaccine

allowed pent-up

demand to lead

to a surge

in demand for

goods and
services,

fueled further

by multiple

rounds of stimulus

checks and numerous

other means

of financial

support provided

by the
government.

Financial markets

are benefiting

from extremely

loose financial

conditions, abundant

liquidity, high risk

tolerance
and an insatiable

demand for

returns.

The constraint

that both limits

the level of

activity and

is a driver

of price pressures

is the
lingering effect

of the pandemic

on labor force

participation

– or lack thereof.

A significant

part of the price

pressure observed
during the second

quarter was

driven by supply

shortages, which

are in turn

driven by under-staffed

producers of

various
goods and services.

This constraint

should be slowly

removed over

the balance of

2021 barring

a resurgence

of the
pandemic.

The economic

data released

during the second

quarter tells

the story quite

well.

GDP is estimated

to have expanded

at an
8.0% annualized

rate.

The housing market

is stronger

than the days

before the financial

crisis in the

late 2000s –

both in terms
of the number

of homes sold

and average prices

– which are

up over 23% year

over year in

June 2021 versus

June 2020 in
the case of existing

home sales.

Price pressures

are evident,

due to the combination

of constrained

supply channels

and
robust demand

– driven by

a strong combination

of pent-up

demand and government

stimulus.

The CPI increased

by well
over 5% year

over year in

June as well.

The Fed has

insisted these

price pressures

are temporary, and

the market

appears to
agree based on

the level of

long-term

U.S. Treasury

rates.

However, not all

members of the

FOMC or market

participants
agree.

Since the disagreement

stems from

the length of

time the price

pressures are

present in the

market, it

will be resolved
by the mere

passage of time.

Returns for the Agency RMBS market trailed most other sectors of the financial markets, both fixed income as well as equities or high-yield.

The driver was the prospect the Fed would begin to taper their asset purchases as the economy fully recovers.

This was especially the case in June, after the Fed concluded their FOMC meeting and revealed there was divergence in views of committee members regarding the timing of this step.

While Fed leadership maintains this step is
still well into the future, the robustness of the housing market coupled with the growing divergence of views within the Fed was enough for the markets to begin to price in a reduction in Fed asset purchases.

A second factor hurting the sector was
the rally in long-term interest rates that confounded many market participants.

Rates available to borrowers are back to
levels prevalent during the summer of 2020 and refinancing activity has re-accelerated, delaying once more burn-out for higher coupon, more seasoned loans and driving premiums for specified pools slightly higher.

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
31, 2020.

Capital Expenditures

At June 30, 2021, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements.

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

(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $ 1.395 $ 4,662
2014 2.160 22,643
2015 1.920 38,748
2016 1.680 41,388
2017 1.680 70,717
2018 1.070 55,814
2019 0.960 54,421
2020 0.790 53,570
2021 - YTD
(1)
0.455 45,460
Totals $ 12.110 $ 387,423

(1)

On July 14, 2021, the Company declared a dividend of $0.065 per share to be paid on August 27, 2021.

The effect of this dividend is included
in the table above, but is not reflected in the Company’s financial statements as of June 30, 2021.

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

Prepayments affect the durations of IIOs similarly, but the float ing rate nature of the coupon of IIOs (which is inversely
related to the level of one month LIBOR) causes

their price movements, and model duration, to be affected by changes in both prepayments and one month LIBOR, both current and anticipated levels.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2021 and December 31, 2020, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure

of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2021 and December 31, 2020.

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
Change in Interest Rate Value
(2)(3)
Value
(2)(4)
As of June 30, 2021
-200 Basis Points (0.71)% (6.01)%
-100 Basis Points 0.27% 2.26%
-50 Basis Points 0.37% 3.12%
+50 Basis Points (0.96)% (8.09)%
+100 Basis Points (2.37)% (19.96)%
+200 Basis Points (5.88)% (49.61)%
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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30,
2021, we had unrestricted cash and cash equivalents of $272.8 million and unpledged securities of approximately $5.7 million (not including securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts
(margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

June 30, 2021,

there have

been no material

changes in our

risk factors
from those

set forth in

our Annual Report

on Form 10-K

for the year

ended December

31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below

presents the

Company’s share

repurchase activity

for the three

months ended

June 30, 2021.

Shares Purchased Maximum Number
Total Number Weighted-Average as Part of Publicly of Shares That May Yet
of Shares Price Paid Announced Be Repurchased Under
Repurchased
(1)
Per Share Programs
(2)
the Authorization
(2)
April 1, 2021 - April 30, 2021 - $ - - 837,311
May 1, 2021 - May 31, 2021 - - - 837,311
June 1, 2021 - June 30, 2021 311 5.23 - 837,311
Totals / Weighted Average 311 $ 5.23 - 837,311

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

June 30, 2021.

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
10.1
Orchid Island Capital, Inc. 2021 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed on June 15, 2021) †
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

July 30, 2021
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)
Date:

July 30, 2021
By: /s/ George H. Haas, IV
George H. Haas,

IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)