Form 10-Q
period 2021-09-30
Orchid Island Capital, Inc.
filed 2021-10-29
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
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

Yes
☐

No
☒
Number of shares outstanding at October 28, 2021:
161,157,349

ORCHID ISLAND

CAPITAL, INC.
TABLE OF CONTENTS
PART I. FINANCIAL

INFORMATION
ITEM 1. Financial

Statements
1
Condensed

Balance Sheets

(unaudited)
1
Condensed

Statements

of Operations

(unaudited)
2
Condensed

Statements

of Stockholders’

Equity (unaudited)
3
Condensed

Statements

of Cash Flows

(unaudited)
4
Notes to

Condensed

Financial

Statements

(unaudited)
5
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
23
ITEM 3. Quantitative

and Qualitative

Disclosures

about Market

Risk
45
ITEM 4. Controls

and Procedures
49
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
50
ITEM 1A.

Risk Factors
50
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
50
ITEM 3. Defaults

upon Senior

Securities
50
ITEM 4. Mine

Safety Disclosures
50
ITEM 5. Other

Information
50
ITEM 6. Exhibits 51
SIGNATURES 52

PART I. FINANCIAL

INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)
September 30, December 31,
2021 2020
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $
5,415,198
and $
3,719,906
, respectively) $
5,601,423
$
3,726,895
U.S. Treasury Notes, at fair value (includes pledged assets of $
29,927

and $0, respectively)
37,409
-
Cash and cash equivalents
424,133
220,143
Restricted cash
51,111
79,363
Accrued interest receivable
15,241
9,721
Derivative assets
47,383
20,999
Receivable for securities sold, pledged to counterparties
-
414
Other assets
442
516
Total Assets $
6,177,142
$
4,058,051
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
5,213,869
$
3,595,586
Payable for unsettled securities purchased
180,619
-
Dividends payable
9,991
4,970
Derivative liabilities
10,288
33,227
Accrued interest payable
753
1,157
Due to affiliates
935
632
Other liabilities
30,058
7,188
Total Liabilities
5,446,513
3,642,760

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
100,000,000

shares authorized; no shares issued
and outstanding as of September 30, 2021 and December 31, 2020
-
-
Common Stock, $
0.01

par value;
500,000,000

shares authorized,
153,318,351
shares issued and outstanding as of September 30, 2021 and
76,073,317

shares issued
and outstanding as of December 31, 2020
1,533
761
Additional paid-in capital
767,286
432,524
Accumulated deficit
(38,190)
(17,994)
Total Stockholders' Equity
730,629
415,291
Total Liabilities

and Stockholders' Equity
$
6,177,142
$
4,058,051
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended September 30, 2021 and 2020
($ in thousands, except per share data)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 2021 2020
Interest income $
90,279
$
90,152
$
34,169
$
27,223
Interest expense
(5,067)
(23,045)
(1,570)
(2,043)
Net interest income
85,212
67,107
32,599
25,180
Realized (losses) gains on mortgage-backed securities
(3,068)
(24,522)
2,977
498
Unrealized (losses) gains on mortgage-backed securities
(107,386)
38,440
(11,239)
1,168
Gains (losses) on derivative and other hedging instruments
15,932
(87,630)
5,375
4,079
Net portfolio (loss) income
(9,310)
(6,605)
29,712
30,925
Expenses:
Management fees
5,569
3,897
2,156
1,252
Allocated overhead
1,189
1,072
390
377
Accrued incentive compensation
884
(117)
259
158
Directors' fees and liability insurance
874
750
279
242
Audit, legal and other professional fees
832
841
212
240
Direct REIT operating expenses
1,024
852
309
406
Other administrative
514
451
69
174
Total expenses
10,886
7,746
3,674
2,849
Net (loss) income $
(20,196)
$
(14,351)
$
26,038
$
28,076
Basic net (loss) income per share $
(0.19)
$
(0.22)
$
0.20
$
0.42
Diluted net (loss) income per share $
(0.19)
$
(0.22)
$
0.20
$
0.42
Weighted Average Shares Outstanding
105,305,772
66,014,379
128,587,347
67,301,901
Dividends declared per common share $
0.585
$
0.595
$
0.195
$
0.190
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three and Nine Months Ended September 30, 2021 and 2020
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
Stock based awards and amortization
2
-
51
-
51
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
(20,416)
-
(20,416)
Issuance of common stock pursuant to public offerings, net
23,087
231
124,515
-
124,746
Stock based awards and amortization
2
-
180
-
180
Balances, June 30, 2021
117,500
$
1,175
$
616,874
$
(64,228)
$
553,821
Net income -
-
-
26,038
26,038
Cash dividends declared -
-
(26,420)
-
(26,420)
Issuance of common stock pursuant to public offerings, net
35,818
358
176,649
-
177,007
Stock based awards and amortization
-
-
183
-
183
Balances, September 30, 2021
153,318
$
1,533
$
767,286
$
(38,190)
$
730,629
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2021 and 2020
($ in thousands)
2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net loss $
(20,196)
$
(14,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation
612
167
Realized and unrealized losses (gains) on mortgage-backed securities
110,423
(13,918)
Unrealized losses on U.S. Treasury Notes
31
-
Realized and unrealized (gains) losses on derivative instruments
(22,180)
67,744
Changes in operating assets and liabilities:
Accrued interest receivable
(5,449)
2,137
Other assets
74
(533)
Accrued interest payable
(404)
(10,349)
Other liabilities
(2,031)
16
Due to (from) affiliates
303
(32)
NET CASH PROVIDED BY OPERATING

ACTIVITIES
61,183
30,881
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(4,816,301)
(2,898,616)
Sales
2,598,893
2,692,230
Principal repayments
413,005
384,314
Purchases of U.S. Treasury Notes
(37,440)
-
Net payments on reverse repurchase agreements
-
30
Net proceeds from (payments on) derivative instruments
(1,228)
(68,223)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
(1,843,071)
109,735
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
22,995,280
27,995,556
Principal payments on repurchase agreements
(21,376,997)
(28,162,359)
Cash dividends
(59,019)
(40,065)
Proceeds from issuance of common stock, net of issuance costs
398,661
35,013
Shares withheld from employee stock awards for payment of taxes
(299)
(70)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
1,957,626
(171,925)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
175,738
(31,309)
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
299,506
278,655
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
475,244
$
247,346
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
5,471
$
33,395
SUPPLEMENTAL DISCLOSURE OF

NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period $
180,619
$
113,653
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

transactions.

Through September 30, 2021, the Company issued a total of
41,568,338

shares under the June 2021 Equity Distribution
Agreement for aggregate gross proceeds of approximately $
211.0

million, and net proceeds of approximately $
207.5

million, after
commissions and fees. Subsequent to September 30, 2021 and through October

28, 2021, the Company issued a total of
7,838,998
shares under the June 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $
39.0

million, and net
proceeds of approximately $
38.4

million, after commissions and fees.
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

U.S. Federal

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

and liquidity.

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
(in thousands)
September 30, 2021 December 31, 2020
Cash and cash equivalents $
424,133
$
220,143
Restricted cash
51,111
79,363
Total cash, cash equivalents

and restricted cash
$
475,244
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
Mortgage-Backed

Securities

and U.S.

Treasury Notes
The Company

invests primarily

in mortgage

pass-through

(“PT”) residential

mortgage

backed (“RMBS”)

and collateralized

mortgage
obligations

(“CMOs”)
certificates

issued by

Freddie Mac,

Fannie Mae

or Ginnie

Mae,

interest-only

(“IO”) securities

and inverse

interest-
only (“IIO”)

securities

representing interest in or obligations backed by pools of RMBS. We refer to RMBS and

CMOs as PT RMBS. We
refer to IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes, primarily to satisfy collateral
requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and U.S. Treasury Notes
under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the statement of
operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period

and
is consistent with the underlying economics and how the portfolio is managed.
The Company

records securities

transactions

on the trade

date. Security

purchases

that have

not settled

as of the

balance sheet

date
are included

in the portfolio

balance with

an offsetting

liability

recorded,

whereas securities

sold that

have not

settled as

of the balance
sheet date

are

removed from

the portfolio

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

Estimated

fair values

for U.S.

Treasury Notes

are based

on quoted

prices for

identical

assets in

active
markets.
Income on

PT RMBS

securities

and U.S.

Treasury Notes

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

30, 2021

and December

31, 2020:
(in thousands)
September 30, 2021 December 31, 2020
Pass-Through RMBS Certificates:
Fixed-rate Mortgages

$
5,458,562
$
3,560,746
Fixed-rate CMOs
-
137,453
Total Pass-Through

Certificates
5,458,562
3,698,199
Structured RMBS Certificates:
Interest-Only Securities
140,078
28,696
Inverse Interest-Only Securities
2,783
-
Total Structured

RMBS Certificates
142,861
28,696
Total $
5,601,423
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

30, 2021,

the Company

had met all

margin call
requirements.
As of September

30, 2021

and December

31, 2020,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:
($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
September 30, 2021
Fair market value of securities pledged, including
accrued interest receivable $
3,501
$
3,393,762
$
1,979,011
$
54,045
$
5,430,319
Repurchase agreement liabilities associated with
these securities $
2,500
$
3,250,133
$
1,909,639
$
51,597
$
5,213,869
Net weighted average borrowing rate
0.63%
0.13%
0.12%
0.15%
0.13%
December 31, 2020
Fair market value of securities pledged, including
accrued interest receivable $
-
$
2,112,969
$
1,560,798
$
55,776
$
3,729,543
Repurchase agreement liabilities associated with
these securities $
-
$
2,047,897
$
1,494,500
$
53,189
$
3,595,586
Net weighted average borrowing rate
-
0.23%
0.22%
0.30%
0.23%
In addition, cash pledged to counterparties for repurchase agreements was approximately

$
47.5

million and $
58.8

million as of
September 30, 2021 and December 31, 2020, respectively.

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
263.2
million.

The Company

did not

have an amount

at risk with

any individual

counterparty

that was

greater than

10% of the

Company’s equity
at September

30, 2021

and December

31, 2020.
NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS
The table

below summarizes

fair value

information

about our

derivative

and other

hedging instruments

assets and

liabilities

as of
September

30, 2021

and December

31, 2020.
(in thousands)
Derivative and Other Hedging Instruments Balance Sheet Location September 30, 2021 December 31, 2020
Assets
Interest rate swaps Derivative assets, at fair value $
16,972
$
7
Payer swaptions (long positions) Derivative assets, at fair value
28,051
17,433
Interest rate floors Derivative assets, at fair value
2,360
-
TBA securities Derivative assets, at fair value
-
3,559
Total derivative

assets, at fair value
$
47,383
$
20,999
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
2,225
$
24,711
Payer swaptions (short positions) Derivative liabilities, at fair value
8,063
7,730
TBA securities Derivative liabilities, at fair value
-
786
Total derivative

liabilities, at fair value
$
10,288
$
33,227
Margin Balances Posted to (from) Counterparties
Futures contracts Restricted cash $
2,475
$
489
TBA securities Restricted cash
-
284
TBA securities Other liabilities
-
(2,520)
Interest rate swaption contracts Restricted cash
1,099
-
Interest rate swaption contracts Other liabilities
(13,765)
(3,563)
Interest rate swap contracts Restricted cash
-
19,761
Interest rate swap contracts U.S. Treasury Notes
29,927
-
Total margin

balances on derivative contracts
$
19,736
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
2021 and

December

31, 2020.

($ in thousands)
September 30, 2021
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Eurodollar Futures Contracts (Short Positions)

2021 $
50,000
1.01%
0.17%
$
(104)
Treasury Note Futures Contracts (Short

Positions)
(2)
December 2021 5-year T-Note futures
(Dec 2021 - Dec 2026 Hedge Period) $
269,000
1.14%
1.29%
$
1,631
December 2021 10-year Ultra futures
(Dec 2021 - Dec 2031 Hedge Period) $
23,500
0.97%
1.19%
$
518
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
(2)
5-Year T-Note

futures contracts were valued at a price of $
122.74

at September 30, 2021 and $
126.16

at December 31, 2020.

The contract
values of the short positions were $
330.2

million and $
87.1

million at September 30, 2021 and December 31, 2020, respectively.

10-Year Ultra
futures contracts were valued at a price of $
145.25

at September 30, 2021. The contract value of the short position was $
34.1

million at
September 30, 2021.
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
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
September 30, 2021
Expiration > 3 to ≤ 5 years $
955,000
0.64%
0.13%
$
11,566
4.3
Expiration > 5 years
400,000
1.16%
0.12%
3,181
7.5
$
1,355,000
0.79%
0.13%
$
14,747
5.2
December 31, 2020
Expiration > 3 to ≤ 5 years $
620,000
1.29%
0.22%
$
(23,760)
3.6
Expiration > 5 years
200,000
0.67%
0.23%
(944)
6.4
$
820,000
1.14%
0.23%
$
(24,704)
4.3
The table

below presents

information

related to

the Company’s

interest

rate floor

positions

at September

30, 2021.
($ in thousands)
Net
Strike Estimated
Notional Swap Curve Fair
Expiration Amount Cost Rate Spread Value
February 3, 2023 $
70,000
$
511
0.76%
30Y5Y $
1,257
February 3, 2023
80,000
504
1.10%
10Y2Y
1,103

$
150,000
$
1,015
0.94%
2,360
The table

below presents

information

related to

the Company’s

interest

rate swaption

positions

at September

30, 2021

and

December
31, 2020.
($ in thousands)
Option Underlying Swap
Weighted Average Weighted
Average Average Adjustable Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
September 30, 2021
Payer Swaptions - long
≤ 1 year $
4,000
$
1,421
6.2
$
400,000
1.66%
3 Month
5.0
>1 year ≤ 2 years
25,390
26,630
16.1
1,027,200
2.20%
3 Month
15.0
$
29,390
$
28,051
13.3
$
1,427,200
2.05%
3 Month
12.2
Payer Swaptions - short
≤ 1 year $
(13,400)
$
(8,063)
4.8
$
(1,182,850)
2.10%
3 Month
11.6
December 31, 2020
Payer Swaptions - long
≤ 1 year $
3,450
$
5
2.5
$
500,000
0.95%
3 Month
4.0
>1 year ≤ 2 years
13,410
17,428
17.4
675,000
1.49%
3 Month
12.8
$
16,860
$
17,433
11.0
$
1,175,000
1.26%
3 Month
9.0
Payer Swaptions - short
≤ 1 year $
(4,660)
$
(7,730)
5.4
$
(507,700)
1.49%
3 Month
12.8
The

following

table

summarizes

our

contracts

to

purchase

and

sell

TBA

securities

as

of

December

31,

2020
.

There

were

no
outstanding TBA contracts as of September 30, 2021.
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
Gain (Loss) From Derivative and Other Hedging Instruments, Net
The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the nine and three months ended September 30, 2021 and 2020.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 2021 2020
Eurodollar futures contracts (short positions) $
(14)
$
(8,324)
$
(7)
$
(6)

T-Note futures contracts (short position)
866
(4,837)
581
(113)
Interest rate swaps
12,446
(67,713)
3,000
489
Payer swaptions (short positions)
3,507
(1,561)
2,295
(672)
Payer swaptions (long positions)
5,477
(3,287)
1,767
914
Interest rate floors
1,345
-
45
-
TBA securities (short positions)
864
(6,282)
(2,306)
95
TBA securities (long positions)
(8,559)
4,469
-
3,336
U.S. Treasury securities (short positions)
-
(95)
-
36
Total $
15,932
$
(87,630)
$
5,375
$
4,079
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

30, 2021

and December

31, 2020.
(in thousands)
September 30, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
5,273,199
$
-
$
5,273,199
$
3,692,811
$
-
$
3,692,811
Structured RMBS - fair value
141,999
-
141,999
27,095
-
27,095
U.S. Treasury Notes
-
29,927
29,927
-
-
-
Accrued interest on pledged securities
15,121
3
15,124
9,636
-
9,636
Restricted cash
47,537
3,574
51,111
58,829
20,534
79,363
Total $
5,477,856
$
33,504
$
5,511,360
$
3,788,371
$
20,534
$
3,808,905
Assets Pledged

from Counterparties
The table

below summarizes

assets pledged

to us from

counterparties

under our

repurchase

agreements,

reverse repurchase
agreements

and derivative

agreements

as of September

30, 2021

and December

31, 2020.
(in thousands)
September 30, 2021 December 31, 2020

Repurchase Derivative Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Total Agreements Agreements Total
Cash $
4,998
$
13,765
$
18,763
$
120
$
6,083
$
6,203
U.S. Treasury securities - fair value
-
-
-
253
-
253
Total $
4,998
$
13,765
$
18,763
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
September 30, 2021
Interest rate swaps $
16,972
$
-
$
16,972
$
-
$
-
$
16,972
Interest rate swaptions
28,051
-
28,051
-
(13,765)
14,286
Interest rate floors
2,360
-
2,360
-
-
2,360
$
47,383
$
-
$
47,383
$
-
$
(13,765)
$
33,618
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
September 30, 2021
Repurchase Agreements $
5,213,869
$
-
$
5,213,869
$
(5,166,332)
$
(47,537)
$
-

Interest rate swaps
2,225
-
2,225
(2,225)
-
-
Interest rate swaptions
8,063
-
8,063
-
(1,099)
6,964
$
5,224,157
$
-
$
5,224,157
$
(5,168,557)
$
(48,636)
$
6,964
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
Second Quarter
5.40
23,087,089
124,746
At the Market Offering Program
(3)
Third Quarter
4.94
35,818,338
177,007
Total
77,153,475
$
398,661
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
From the inception of the stock repurchase program through September 30, 2021, the

Company repurchased a total of
5,685,511
shares at an aggregate cost of approximately $
40.4

million, including commissions and fees, for a weighted average price of $
7.10

per
share. No shares were repurchased during the nine months ended September

30, 2021. During the nine months ended September 30,
2020, the Company repurchased a total of
19,891

shares at an aggregate cost of approximately $
0.1

million, including commissions
and fees, for a weighted average price of $
3.42

per share. The remaining authorization under the repurchase program as of September
30, 2021 was
837,311

shares.

Cash Dividends
The table below presents the cash dividends declared on the Company’s common stock.
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
1.395
$
4,662
2014
2.160
22,643
2015
1.920
38,748
2016
1.680
41,388
2017
1.680
70,717
2018
1.070
55,814
2019
0.960
54,421
2020
0.790
53,570
2021 - YTD
(1)
0.650
74,045
Totals $
12.305
$
416,008
(1)
On
October 12, 2021
, the Company declared a dividend of $
0.065

per share to be paid on
November 26, 2021
.

The effect of this dividend is
included in the table above but is not reflected in the Company’s financial statements as of September 30, 2021.
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
The following table presents information related to Performance Units outstanding during the nine months ended
September 30, 2021 and 2020.

($ in thousands, except per share data)
Nine Months Ended September 30,
2021 2020
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
4,554
$
7.45
19,021
$
7.78
Granted
137,897
5.88
-
-
Forfeited
-
-
(1,607)
7.45
Vested and issued
(4,554)
7.45
(10,583)
8.03
Unvested, end of period
137,897
$
5.88
6,831
$
7.45
Compensation expense during period $
222
$
32
Unrecognized compensation expense, end of period $
592
$
8
Intrinsic value, end of period $
674
$
34
Weighted-average remaining vesting term (in years)
1.6
0.5
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
Stock Awards
The Company has issued, and may in the future issue additional, immediately vested common stock under the
Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2021 and 2020. All of the fully vested shares of common stock issued during the three months ended September 30, 2021, and the related compensation expense, were granted with respect to service performed during the previous fiscal year.

($ in thousands, except per share data)
Nine Months Ended September 30,
2021 2020
Fully vested shares granted
137,897
-
Weighted average grant date price per share $
5.88
$
-
Compensation expense related to fully vested shares of common stock awards
(1)
$
811
$
-
(1)
The awards issued during the nine months ended September 30, 2021 were granted with respect to service performed in 2020. Approximately
$600,000 of compensation expense related to the 2021 awards was accrued and recognized in 2020.
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

The following table presents information related to the DSUs outstanding during the nine months ended September 30,
2021 and 2020.
($ in thousands, except per share data)
Nine Months Ended September 30,
2021 2020
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
90,946
$
5.44
43,570
$
6.56
Granted and vested
36,684
5.46
36,682
4.22
Issued
-
-
-
-
Outstanding, end of period
127,630
$
5.44
80,252
$
5.49
Compensation expense during period $
180
$
135
Intrinsic value, end of period $
624
$
402
NOTE 9.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at September 30, 2021.
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

30, 2021

and
2020.
(in thousands, except per share information)
Nine Months Ended September 30, Three Months Ended September
2021 2020 2021 2020
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted $
(20,196)
$
(14,351)
$
26,038
$
28,076
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
153,318
69,296
153,318
69,296
Unvested dividend eligible share based compensation
outstanding at the balance sheet date
-
-
266
87
Effect of weighting

(48,012)
(3,282)
(24,997)
(2,081)
Weighted average shares-basic and diluted
105,306
66,014
128,587
67,302
Net (loss) income per common share:
Basic and diluted $
(0.19)
$
(0.22)
$
0.20
$
0.42
Anti-dilutive incentive shares not included in calculation.
266
87
-
-
NOTE 12.

FAIR VALUE
The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be

received to

sell an
asset or

paid to transfer

a liability

(an exit

price). A

fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or

liability, including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect

of a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required

disclosures

include stratification

of balance

sheet amounts
measured at

fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●
Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical

assets or

liabilities

traded in

active markets
(which include

exchanges

and over-the-counter

markets with

sufficient

volume),

●
Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical

or similar

instruments

in markets

that are not

active and

model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and
●
Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use

significant

assumptions

not
observable

in the market,

but observable

based on

Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates

for assumptions

that market

participants

would use

in pricing

the asset

or liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include

the
use of market

prices of

assets or

liabilities

that are

not directly

comparable

to the subject

asset or

liability.
The Company's

RMBS and

TBA securities

are Level

2 valuations,

and such valuations

currently

are determined

by the Company
based on

independent

pricing sources

and/or third

party broker

quotes, when

available.

Because the

price estimates

may vary, the
Company must

make certain

judgments

and assumptions

about the

appropriate

price to

use to calculate

the fair

values. The

Company and
the independent

pricing sources

use various

valuation

techniques

to determine

the price

of the Company’s

securities.

These techniques

include observing

the most

recent market

for like or

identical

assets (including

security

coupon,

maturity, yield,

and prepayment

speeds),
spread pricing

techniques

to determine

market credit

spreads (option

adjusted spread,

zero volatility

spread, spread

to the U.S.

Treasury
curve or

spread to

a benchmark

such as a

TBA), and

model driven

approaches

(the discounted

cash flow

method, Black

Scholes and
SABR models

which rely

upon observable

market rates

such as the

term structure

of interest

rates and

volatility).

The appropriate

spread
pricing method

used is based

on market

convention.

The pricing

source determines

the spread

of recently

observed

trade activity

or
observable

markets for

assets similar

to those

being priced.

The spread

is then adjusted

based on

variances

in certain

characteristics
between the

market observation

and the asset

being priced.

Those characteristics

include:

type of

asset, the

expected life

of the asset,

the
stability

and predictability

of the expected

future cash

flows of

the asset,

whether

the coupon

of the asset

is fixed or

adjustable,

the
guarantor

of the security

if applicable,

the coupon,

the maturity,

the issuer, size

of the underlying

loans, year

in which

the underlying

loans
were originated,

loan to value

ratio, state

in which

the underlying

loans reside,

credit score

of the underlying

borrowers

and other

variables
if appropriate.

The fair

value of the

security is

determined

by using

the adjusted

spread.

The Company’s

U.S. Treasury

Notes are

based on

quoted prices

for identical

instruments

in active

markets and

are classified

as
Level 1 assets.
The Company’s

futures contracts

are Level

1 valuations,

as they are

exchange-traded

instruments

and quoted

market prices

are
readily available.

Futures contracts

are settled

daily. The Company’s

interest

rate swaps

and interest

rate swaptions

are Level

2
valuations.

The fair

value of interest

rate swaps

is determined

using a discounted

cash flow

approach

using forward

market interest

rates
and discount

rates, which

are observable

inputs. The

fair value

of interest

rate swaptions

is determined

using an option

pricing model.

RMBS (based

on the fair

value option),

derivatives

and TBA securities

were recorded

at fair value

on a recurring

basis during

the nine
and three

months ended

September

30, 2021

and 2020.

When determining

fair value

measurements,

the Company

considers

the principal
or most advantageous

market in

which it

would transact

and considers

assumptions

that market

participants

would use

when pricing

the
asset. When

possible,

the Company

looks to active

and observable

markets to

price identical

assets.

When identical

assets are

not traded
in active

markets, the

Company

looks to market

observable

data for

similar assets.
The following

table presents

financial

assets (liabilities)

measured

at fair value

on a recurring

basis as of

September

30, 2021 and
December

31, 2020.

Derivative

contracts

are reported

as a net

position by

contract

type, and

not based

on master

netting arrangements.

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
September 30, 2021
Mortgage-backed securities $
-
$
5,601,423
$
-
U.S. Treasury Notes
37,409
-
-
Interest rate swaps
-
14,747
-
Interest rate swaptions
-
19,988
-
Interest rate floors
-
2,360
-
December 31, 2020
Mortgage-backed securities $
-
$
3,726,895
$
-
Interest rate swaps
-
(24,704)
-
Interest rate swaptions
-
9,703
-
TBA securities
-
2,773
-
During the nine and three months ended September 30, 2021 and 2020, there were no transfers of financial assets or liabilities
between levels 1, 2 or 3.

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
Total

expenses recorded for the management fee and costs incurred were approximately $
6.8

million and $
2.5

million
for the nine and three months ended September 30, 2021, respectively, and $
5.0

million and $
1.6

million for the nine and
three months ended September 30, 2020, respectively. At September 30, 2021 and December 31, 2020, the net amount due to affiliates was approximately $
0.9

million and $
0.6

million, respectively.
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

30, 2021, Bimini
owned
2,595,357

shares, or
1.7
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
September 30, 2021, we issued a total of 41,568,338 shares under the June 2021 Equity Distribution

Agreement for aggregate gross
proceeds of approximately $211.0 million, and net proceeds of approximately $207.5 million, after commissions and fees.

Subsequent
to September 30, 2021 and through October 28, 2021, we issued a total of 7,838,998 shares under the June 2021 Equity Distribution
Agreement for aggregate gross proceeds of approximately $39.0 million, and net proceeds of approximately $38.4 million, after
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
Company’s then outstanding share count. This stock repurchase program has no termination date.
From the inception of the stock repurchase program through September 30, 2021, the

Company repurchased a total of 5,685,511
shares at an aggregate cost of approximately $40.4

million, including commissions and fees, for a weighted average price of $7.10 per
share. The Company did not repurchase any shares of its common stock during the nine and three months ended September 30, 2021.
The remaining authorization under the repurchase program as of September 30, 2021 was

837,311 shares.
Factors that Affect our Results of Operations and Financial Condition
A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:
●
interest rate trends;
● the difference between Agency RMBS yields and our funding and hedging costs;

● competition for, and supply of, investments in Agency RMBS;
●
actions taken by the U.S. government, including the presidential administration,

the Fed, the Federal Housing Financing
Agency (the “FHFA”), Federal Housing Administration (the “FHA”), the Federal Open Market Committee (the “FOMC”)

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

30, 2021,

as compared

to
the Company’s

results of

operations

for the nine

and three

months ended

September

30, 2020.
Net (Loss)

Income Summary
Net loss for

the nine

months ended

September

30, 2021

was $20.2

million, or

$0.19 per

share. Net

loss for the

nine months

ended
September

30, 2020

was $14.4

million, or

$0.22 per

share.

Net income

for the three

months ended

September

30, 2021

was $26.0
million, or

$0.20 per

share. Net

income for

the three

months ended

September

30, 2020

was $28.1

million, or

$0.42 per

share.

The
components

of net (loss)

income for

the nine and

three months

ended September

30, 2021

and 2020,

along with

the changes

in those
components

are presented

in the table

below:
(in thousands)
Nine Months Ended September 30, Three Months Ended, September 30,
2021 2020 Change 2021 2020 Change
Interest income $ 90,279 $ 90,152 $ 127 $ 34,169 $ 27,223 $ 6,946
Interest expense (5,067) (23,045) 17,978 (1,570) (2,043) 473
Net interest income 85,212 67,107 18,105 32,599 25,180 7,419
(Losses) gains on RMBS and derivative contracts (94,522) (73,712) (20,810) (2,887) 5,745 (8,632)
Net portfolio (loss) income (9,310) (6,605) (2,705) 29,712 30,925 (1,213)
Expenses (10,886) (7,746) (3,140) (3,674) (2,849) (825)
Net (loss) income $ (20,196) $ (14,351) $ (5,845) $ 26,038 $ 28,076 $ (2,038)
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
Three Months Ended
September 30, 2021 $ 26,038 $ (2,887) $ 28,925 $ 0.20 $ (0.02) $ 0.22
June 30, 2021 (16,865) (40,844) 23,979 (0.17) (0.41) 0.24
March 31, 2021 (29,369) (50,791) 21,422 (0.34) (0.60) 0.26
December 31, 2020 16,479 (4,605) 21,084 0.23 (0.07) 0.30
September 30, 2020 28,076 5,745 22,331 0.42 0.09 0.33
June 30, 2020 48,772 28,749 20,023 0.74 0.43 0.31
March 31, 2020 (91,199) (108,206) 17,007 (1.41) (1.68) 0.27
Nine Months Ended
September 30, 2021 $ (20,196) $ (94,522) $ 74,326 $ (0.19) $ (0.90) $ 0.71
September 30, 2020 (14,351) (73,712) 59,361 (0.22) (1.12) 0.90
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
Statement Securities Gain (Loss) Period Periods
(GAAP) (Short Positions) (Long Positions) (Non-GAAP) (Non-GAAP)
Three Months Ended
September 30, 2021 $ 5,375 $ (2,306) $ - $ (1,248) $ 8,929
June 30, 2021 (34,915) (5,963) - (5,104) (23,848)
March 31, 2021 45,472 9,133 (8,559) (4,044) 48,942
December 31, 2020 8,538 (436) 5,480 (5,790) 9,284
September 30, 2020 4,079 131 3,336 (6,900) 7,512
June 30, 2020 (8,851) 582 1,133 (5,751) (4,815)
March 31, 2020 (82,858) (7,090) - (4,900) (70,868)
Nine Months Ended
September 30, 2021 $ 15,932 $ 864 $ (8,559) $ (10,396) $ 34,023
September 30, 2020 (87,630) (6,377) 4,469 (17,551) (68,171)
Economic Interest Expense and Economic Net Interest Income
(in thousands)
Interest Expense on Borrowings
Gains
(Losses) on
Derivative
Instruments Net Interest Income
GAAP Attributed Economic GAAP Economic
Interest Interest to Current Interest Net Interest Net Interest
Income Expense Period
(1)
Expense
(2)
Income Income
(3)
Three Months Ended
September 30, 2021 $ 34,169 $ 1,570 $ (1,248) $ 2,818 $ 32,599 $ 31,351
June 30, 2021 29,254 1,556 (5,104) 6,660 27,698 22,594
March 31, 2021 26,856 1,941 (4,044) 5,985 24,915 20,871
December 31, 2020 25,893 2,011 (5,790) 7,801 23,882 18,092
September 30, 2020 27,223 2,043 (6,900) 8,943 25,180 18,280
June 30, 2020 27,258 4,479 (5,751) 10,230 22,779 17,028
March 31, 2020 35,671 16,523 (4,900) 21,423 19,148 14,248
Nine Months Ended
September 30, 2021 $ 90,279 $ 5,067 $ (10,396) $ 15,463 $ 85,212 $ 74,816
September 30, 2020 90,152 23,045 (17,551) 40,596 67,107 49,556
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

30, 2021,

we generated

$85.2 million

of net interest

income, consisting

of $90.3

million of
interest

income from

RMBS assets

offset by $5.1

million of

interest

expense on

borrowings.

For the comparable

period ended

September
30, 2020,

we generated

$67.1 million

of net interest

income, consisting

of $90.2

million of

interest

income from

RMBS assets

offset by
$23.0 million

of interest

expense on

borrowings.

The $0.1

million increase

in interest

income was

due to a

$1,284.9

million increase

in
average RMBS,

partially

offset by a

103 basis point

("bps") decrease

in the yield

on average

RMBS. The

$18.0 million

decrease

in interest
expense was

due to a

84 bps decrease

in the average

cost of funds,

partially

offset by a

$1,250.5

million increase

in average

outstanding

borrowings.
On an economic

basis, our

interest

expense on

borrowings

for the nine

months ended

September

30, 2021

and 2020

was $15.5
million and

$40.6 million,

respectively, resulting

in $74.8

million

and $49.6

million of

economic

net interest

income, respectively.

During the

three months

ended September

30, 2021,

we generated

$32.6 million

of net interest

income, consisting

of $34.2

million of
interest

income from

RMBS assets

offset by $1.6

million of

interest

expense on

borrowings.

For the three

months ended

September

30,
2020, we

generated

$25.2 million

of net interest

income, consisting

of $27.2

million of

interest

income from

RMBS assets

offset by $2.0
million of

interest

expense on

borrowings.

The $6.9

million increase

in interest

income was

due to a

$1,713.8

million increase

in average
RMBS,

partially

offset by a

52 bps decrease

in the yield

on average

RMBS. The

$0.5 million

decrease

in interest

expense was

due to a

12
bps decrease

in the average

cost of funds,

partially

offset by

a $1,636.3

million increase

in average

outstanding

borrowings.
On an economic

basis, our

interest

expense on

borrowings

for the three

months ended

September

30, 2021

and 2020

was $2.8
million and

$8.9 million,

respectively, resulting

in $31.4 million

and $18.3

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
Held (1) Income RMBS Borrowings (1) Basis Basis (2) Basis Basis (3)
Three Months Ended
September 30, 2021 $ 5,136,331 $ 34,169 2.66% $ 4,864,287 $ 1,570 $ 2,818 0.13% 0.23%
June 30, 2021 4,504,887 29,254 2.60% 4,348,192 1,556 6,660 0.14% 0.61%
March 31, 2021 4,032,716 26,856 2.66% 3,888,633 1,941 5,985 0.20% 0.62%
December 31, 2020 3,633,631 25,893 2.85% 3,438,444 2,011 7,801 0.23% 0.91%
September 30, 2020 3,422,564 27,223 3.18% 3,228,021 2,043 8,943 0.25% 1.11%
June 30, 2020 3,126,779 27,258 3.49% 2,992,494 4,479 10,230 0.60% 1.37%
March 31, 2020 3,269,859 35,671 4.36% 3,129,178 16,523 21,423 2.11% 2.74%
Nine Months Ended
September 30, 2021 $ 4,557,978 $ 90,279 2.64% $ 4,367,037 $ 5,067 $ 15,463 0.15% 0.47%
September 30, 2020 3,273,068 90,152 3.67% 3,116,564 23,045 40,596 0.99% 1.74%
($ in thousands)
Net Interest Income Net Interest Spread
GAAP Economic GAAP Economic
Basis Basis
(2)
Basis Basis
(4)
Three Months Ended
September 30, 2021 $ 32,599 $ 31,351 2.53% 2.43%
June 30, 2021 27,698 22,594 2.46% 1.99%
March 31, 2021 24,915 20,871 2.46% 2.04%
December 31, 2020 23,882 18,093 2.62% 1.94%
September 30, 2020 25,180 18,280 2.93% 2.07%
June 30, 2020 22,779 17,028 2.89% 2.12%
March 31, 2020 19,148 14,248 2.25% 1.62%
Nine Months Ended
September 30, 2021 $ 85,212 $ 74,816 2.49% 2.17%
September 30, 2020 67,107 49,556 2.68% 1.93%
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

September

30, 2021

and 2020

was $90.3

million and

$90.2 million,

respectively.

We
had average

RMBS holdings

of $4,558.0

million and

$3,273.1

million for

the nine

months ended

September

30, 2021

and 2020,
respectively.

The yield

on our portfolio

was 2.64%

and 3.67%

for the nine

months ended

September

30, 2021 and

2020, respectively.

For
the nine

months ended

September

30, 2021

as compared

to the nine

months ended

September

30, 2020,

there was

a $0.1 million
increase in

interest

income due

to the $1,284.9

million increase

in average

RMBS,

partially

offset by the

103 bps decrease

in the yield

on
average RMBS.

Our interest

income for

the three

months ended

September

30, 2021

and 2020

was $34.2

million and

$27.2 million,

respectively.

We
had average

RMBS holdings

of $5,136.3

million and

$3,422.6

million for

the three

months ended

September

30, 2021

and 2020,
respectively.

The yield

on our portfolio

was 2.66%

and 3.18%

for the three

months ended

September

30, 2021

and 2020,

respectively. For
the three

months ended

September

30, 2021

as compared

to the three

months

ended September

30, 2020,

there was

a $6.9 million
increase in

interest

income due

to
the $1,713.8

million increase

in average

RMBS,

partially

offset by the

52 bps decrease

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

($ in thousands)
Average RMBS Held Interest Income Realized Yield on Average RMBS
PT Structured PT Structured PT Structured
RMBS RMBS Total RMBS RMBS Total RMBS RMBS Total
Three Months Ended
September 30, 2021 $ 5,016,550 $ 119,781 $ 5,136,331 $ 33,111 $ 1,058 $ 34,169 2.64% 3.53% 2.66%
June 30, 2021 4,436,135 68,752 4,504,887 29,286 (32) 29,254 2.64% (0.18)% 2.60%
March 31, 2021 3,997,965 34,751 4,032,716 26,869 (13) 26,856 2.69% (0.15)% 2.66%
December 31, 2020 3,603,885 29,746 3,633,631 25,933 (40) 25,893 2.88% (0.53)% 2.85%
September 30, 2020 3,389,037 33,527 3,422,564 27,021 202 27,223 3.19% 2.41% 3.18%
June 30, 2020 3,088,603 38,176 3,126,779 27,004 254 27,258 3.50% 2.67% 3.49%
March 31, 2020 3,207,467 62,392 3,269,859 35,286 385 35,671 4.40% 2.47% 4.36%
Nine Months Ended
September 30, 2021 $ 4,483,550 $ 74,428 $ 4,557,978 $ 89,266 $ 1,013 $ 90,279 2.65% 1.81% 2.64%
September 30, 2020 3,228,369 44,699 3,273,068 89,311 841 90,152 3.69% 2.51% 3.67%
Interest Expense and the Cost of Funds
We had average

outstanding

borrowings

of $4,367.0

million and

$3,116.6 million

and total

interest

expense of

$5.1 million

and $23.0
million for

the nine months

ended September

30, 2021

and 2020,

respectively. Our

average cost

of funds

was 0.15%

for the nine

months
ended September

30, 2021,

compared

to 0.99%

for the comparable

period in

2020.

The $18.0

million decrease

in interest

expense was
due to the

84 bps decrease

in the average

cost of funds,

partially

offset by the

$1,250.5

million increase

in average

outstanding

borrowings
during the

nine months

ended September

30, 2021

as compared

to the nine

months ended

September

30, 2020.
Our economic

interest

expense

was $15.5

million and

$40.6 million

for the nine

months ended

September

30, 2021

and 2020,

respectively. There

was a 127

bps decrease

in the average

economic

cost of funds

to 0.47%

for the nine

months ended

September

30,
2021 from

1.74% for

the nine

months ended

September

30, 2020.
We had average

outstanding

borrowings

of $4,864.3

million and

$3,228.0

million and

total interest

expense of

$1.6 million

and $2.0
million for

the three

months ended

September

30, 2021

and 2020,

respectively. Our

average

cost of funds

was 0.13%

and 0.25%

for three
months ended

September

30, 2021

and 2020,

respectively. There

was a 12

bps decrease

in the average

cost of funds

and a $1,636.3
million increase

in average

outstanding

borrowings

during

the three

months ended

September

30, 2021,

compared

to the three

months
ended September

30, 2020.

Our economic

interest

expense

was $2.8

million and

$8.9 million

for the three

months ended

September

30, 2021

and 2020,
respectively. There

was a 88

bps decrease

in the average

economic

cost of funds

to 0.23%

for the

three months

ended September

30,
2021 from

1.11% for the three

months ended

September

30, 2020.
Since all

of our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense. Our

average

cost
of funds

calculated

on a GAAP

basis was

4 bps above

the average

one-month

LIBOR and

3 bps below

the average

six-month

LIBOR for
the quarter

ended September

30, 2021.

Our average

economic

cost of funds

was 14 bps

above the

average one-month

LIBOR and

7 bps
above the

average six-month

LIBOR for

the quarter

ended September

30, 2021.

The average

term to maturity

of the outstanding
repurchase

agreements

decreased

to 30 days

at September

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

($ in thousands)
Average Interest Expense Average Cost of Funds
Balance of GAAP Economic GAAP Economic
Borrowings Basis Basis Basis Basis
Three Months Ended
September 30, 2021 $ 4,864,287 $ 1,570 $ 2,818 0.13% 0.23%
June 30, 2021 4,348,192 1,556 6,660 0.14% 0.61%
March 31, 2021 3,888,633 1,941 5,985 0.20% 0.62%
December 31, 2020 3,438,444 2,011 7,801 0.23% 0.91%
September 30, 2020 3,228,021 2,043 8,943 0.25% 1.11%
June 30, 2020 2,992,494 4,479 10,230 0.60% 1.37%
March 31, 2020 3,129,178 16,523 21,423 2.11% 2.74%
Nine Months Ended
September 30, 2021 $ 4,367,037 $ 5,067 $ 15,463 0.15% 0.47%
September 30, 2020 3,116,564 23,045 40,596 0.99% 1.74%
Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
September 30, 2021 0.09% 0.16% 0.04% (0.03)% 0.14% 0.07%
June 30, 2021 0.10% 0.18% 0.04% (0.04)% 0.51% 0.43%
March 31, 2021 0.13% 0.23% 0.07% (0.03)% 0.49% 0.39%
December 31, 2020 0.15% 0.27% 0.08% (0.04)% 0.76% 0.64%
September 30, 2020 0.17% 0.35% 0.08% (0.10)% 0.94% 0.76%
June 30, 2020 0.55% 0.70% 0.05% (0.10)% 0.82% 0.67%
March 31, 2020 1.34% 1.43% 0.77% 0.68% 1.40% 1.31%
Nine Months Ended

September 30, 2021 0.10% 0.19% 0.05% (0.04)% 0.37% 0.28%
September 30, 2020 0.68% 0.83% 0.31% 0.16% 1.06% 0.91%
Gains or Losses
The table

below presents

our gains

or losses

for the nine

and three

months ended

September

30, 2021

and 2020.

(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 Change 2021 2020 Change
Realized (losses) gains on sales of RMBS $ (3,068) $ (24,522) $ 21,454 $ 2,977 $ 498 $ 2,479
Unrealized (losses) gains on RMBS (107,386) 38,440 (145,826) (11,239) 1,168 (12,407)
Total (losses)

gains on RMBS
(110,454) 13,918 (124,372) (8,262) 1,666 (9,928)
Gains (losses) on interest rate futures 852 (13,161) 14,013 574 (119) 693
Gains (losses) on interest rate swaps 12,446 (67,713) 80,159 3,000 489 2,511
Gains (losses) on payer swaptions (short positions) 3,507 (1,561) 5,068 2,295 (672) 2,967
Gains (losses) on payer swaptions (long positions) 5,477 (3,287) 8,764 1,767 914 853
Gains (losses) on interest rate floors 1,345 - 1,345 45 - 45
Gains (losses) on TBA securities (short positions) 864 (6,282) 7,146 (2,306) 95 (2,401)
(Losses) gains on TBA securities (long positions) (8,559) 4,469 (13,028) - 3,336 (3,336)
(Losses) gains on U.S. Treasury securities (short
- (95) 95 - 36 (36)
Total (losses)

gains from derivative instruments
15,932 (87,630) 103,562 5,375 4,079 1,296
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

30, 2021

and 2020,

we received

proceeds

of $2,598.9

million and

$2,692.2

million,
respectively, from

the sales

of RMBS.

Most of these

sales during

the nine

months ended

September

30, 2020

occurred

during the

second
half of March

2020 as we

sold assets

in order

to maintain

sufficient

cash and liquidity

and reduce

risk associated

with the

market turmoil
brought about

by COVID-19.

During the

three months

ended September

30, 2021

and 2020,

we received

proceeds

of $918.0

million and
$668.9 million,

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
September 30, 2021 1.00% 1.53% 2.18% 2.90% 0.12%
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

Rate Mortgage Rates are obtained from Freddie Mac’s

Primary Mortgage Market Survey.

(3)
Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.
Expenses
For the nine

and three months

ended September

30, 2021,

the Company’s

total operating

expenses were

approximately
$10.9 million

and $3.7 million,

respectively, compared

to approximately

$7.7 million

and $2.8 million,

respectively, for

the nine
and three months

ended September

30, 2020.

The table

below presents

a breakdown

of operating

expenses for

the nine and
three months

ended September

30, 2021 and

2020.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 Change 2021 2020 Change
Management fees $ 5,569 $ 3,897 $ 1,672 $ 2,156 $ 1,252 $ 904
Overhead allocation 1,189 1,072 117 390 377 13
Accrued incentive compensation 884 (117) 1,001 259 158 101
Directors fees and liability insurance 874 750 124 279 242 37
Audit, legal and other professional fees 832 841 (9) 212 240 (28)
Direct REIT operating expenses 1,024 852 172 309 406 (97)
Other administrative 514 451 63 69 174 (105)
Total expenses $ 10,886 $ 7,746 $ 3,140 $ 3,674 $ 2,849 $ 825
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
($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
September 30, 2021 $ 5,136,331 $ 672,384 $ 2,156 $ 390 $ 2,546
June 30, 2021 4,504,887 542,679 1,792 395 2,187
March 31, 2021 4,032,716 456,687 1,621 404 2,025
December 31, 2020 3,633,631 387,503 1,384 442 1,826
September 30, 2020 3,422,564 368,588 1,252 377 1,629
June 30, 2020 3,126,779 361,093 1,268 348 1,616
March 31, 2020 3,269,859 376,673 1,377 347 1,724

Nine Months Ended
September 30, 2021 $ 4,557,978 $ 557,250 $ 5,569 $ 1,189 $ 6,758
September 30, 2020 3,273,068 368,785 3,897 1,072 4,969
Financial

Condition:
Mortgage-Backed Securities
As of September

30, 2021,

our RMBS

portfolio

consisted

of $5,601.4

million of

Agency RMBS

at fair value

and had a

weighted
average coupon

on assets

of 3.02%.

During the

nine months

ended September

30, 2021,

we received

principal

repayments

of $413.0
million compared

to $384.3

million

for the nine

months ended

September

30, 2020.

The average

three month

prepayment

speeds for

the
quarters

ended September

30, 2021

and 2020

were 12.4%

and 17.0%,

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
September 30, 2021 9.8 25.1 12.4
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
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
September 30, 2021
Fixed Rate RMBS $ 5,458,562 97.4% 2.96% 342 1-Oct-51
Total Mortgage-backed Pass-through 5,458,562 97.4% 2.96% 342 1-Oct-51
Interest-Only Securities 140,078 2.5% 3.39% 250 25-Aug-51
Inverse Interest-Only Securities 2,783 0.1% 3.75% 304 15-Jun-42
Total Structured RMBS 142,861 2.6% 3.40% 253 25-Aug-51
Total Mortgage Assets $ 5,601,423 100.0% 3.02% 326 1-Oct-51
December 31, 2020
Fixed Rate RMBS $ 3,560,746 95.5% 3.09% 339 1-Jan-51
Fixed Rate CMOs 137,453 3.7% 4.00% 312 15-Dec-42
Total Mortgage-backed Pass-through 3,698,199 99.2% 3.13% 338 1-Jan-51
Interest-Only Securities 28,696 0.8% 3.98% 268 25-May-50
Total Structured RMBS 28,696 0.8% 3.98% 268 25-May-50

Total Mortgage Assets $ 3,726,895 100.0% 3.19% 333 1-Jan-51
($ in thousands)
September 30, 2021 December 31, 2020
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 4,315,090 77.0% $ 2,733,960 73.4%
Freddie Mac 1,286,333 23.0% 992,935 26.6%
Total Portfolio $ 5,601,423 100.0% $ 3,726,895 100.0%
September 30, 2021 December 31, 2020
Weighted Average Pass-through Purchase Price $ 107.61 $ 107.43
Weighted Average Structured Purchase Price $ 15.53 $ 20.06
Weighted Average Pass-through Current Price $ 106.88 $ 108.94
Weighted Average Structured Current Price $ 13.40 $ 10.87
Effective Duration
(1)
3.350 2.360
(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.

An effective duration of 3.350 indicates that an
interest rate increase of 1.0% would be expected to cause a 3.350% decrease in the value of the RMBS in the Company’s investment portfolio
at September 30, 2021.

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
The following

table presents

a summary

of portfolio

assets acquired

during the

nine months

ended September

30, 2021
and 2020,

including

securities

purchased during

the period

that settled

after the

end of the

period, if

any.
($ in thousands)
2021 2020
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
Pass-through RMBS $ 4,871,121 $ 106.96 1.56% $ 3,012,072 $ 107.22 1.67%
Structured RMBS 125,728 13.04 3.80% - - -
Borrowings
As of September

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
As of September

30, 2021,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$5,213.9

million with

a
net weighted

average borrowing

cost of 0.13%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from
1 to 349

days, with

a weighted

average remaining

maturity of

30 days.

Securing

the repurchase

agreement

obligations

as of September
30, 2021

are RMBS

with an estimated

fair value,

including

accrued

interest,

of approximately

$5,430.3

million and

a weighted

average
maturity

of 344 months,

and cash

pledged to

counterparties

of approximately

$47.5 million.

Through

October 28,

2021, we

have been
able to maintain

our repurchase

facilities

with comparable

terms to

those that

existed at

September

30, 2021

with maturities

through
September

14, 2022.
The table below presents information about our period end,

maximum and average balances of borrowings for each quarter in

2021 to date and 2020.
($ in thousands)
Difference Between Ending
Ending Maximum Average Borrowings and
Balance of Balance of Balance of Average Borrowings
Three Months Ended Borrowings Borrowings Borrowings Amount Percent
September 30, 2021 $ 5,213,869 $ 5,214,254 $ 4,864,287 $ 349,582 7.19%
June 30, 2021 4,514,704 4,517,953 4,348,192 166,512 3.83%
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
Liquidity and Capital Resources
Liquidity

is our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead,

fulfill margin

calls and

pay dividends.

Our principal

immediate

sources of

liquidity

include cash

balances,

unencumbered
assets and

borrowings

under repurchase

agreements.

Our borrowing

capacity will

vary over

time as the

market value

of our interest
earning assets

varies.

Our balance

sheet also

generates

liquidity

on an on-going

basis through

payments of

principal

and interest

we
receive on

our RMBS

portfolio.

Management

believes that

we currently

have sufficient

liquidity

and capital

resources

available

for (a) the
acquisition

of additional

investments

consistent

with the

size and

nature of

our existing

RMBS portfolio,

(b) the repayments

on borrowings
and (c) the

payment of

dividends

to the extent

required

for our continued

qualification

as a REIT.

We may also

generate

liquidity from

time
to time by

selling our

equity or

debt securities

in public

offerings

or private

placements.
Because our

PT RMBS

portfolio

consists entirely

of government

and agency

securities,

we do not

anticipate

having difficulty
converting

our assets

to cash should

our liquidity

needs ever

exceed our

immediately

available

sources of

cash.

Our structured

RMBS
portfolio

also consists

entirely

of governmental

agency securities,

although

they typically

do not trade

with comparable

bid / ask spreads

as
PT RMBS.

However, we anticipate

that we would

be able to

liquidate such

securities

readily, even

in distressed

markets, although

we
would likely

do so at

prices below

where such

securities

could be

sold in a

more stable

market.

To enhance our liquidity

even further,

we
may pledge

a portion

of our structured

RMBS as

part of a

repurchase

agreement

funding,

but retain

the cash in

lieu of acquiring

additional
assets.

In this way

we can, at

a modest

cost, retain

higher levels

of cash on

hand and

decrease

the likelihood

we will have

to sell assets

in
a distressed

market in

order to

raise cash.
Our strategy

for hedging

our funding

costs typically

involves

taking short

positions

in interest

rate futures,

treasury

futures,

interest

rate
swaps, interest

rate swaptions

or other

instruments.

When the

market causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can

reduce our

liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

via margin

calls to

offset the

derivative

related margin

calls. If

this were

to occur

in sufficient
magnitude,

the loss of

liquidity

might force

us to reduce

the size

of the levered

portfolio,

pledge additional

structured

securities

to raise
funds or

risk operating

the portfolio

with less

liquidity.
Our master

repurchase

agreements

have no stated

expiration,

but can be

terminated

at any time

at our option

or at the

option of

the
counterparty. However,

once a definitive

repurchase

agreement

under a master

repurchase

agreement

has been

entered into,

it generally
may not be

terminated

by either

party.

A negotiated

termination

can occur, but

may involve

a fee to

be paid by

the party

seeking to
terminate

the repurchase

agreement

transaction,

as it did

during the

three months

ended March

31, 2020.

Under our

repurchase

agreement

funding arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the

market value

of the
asset collateralizing

the financing

transaction

declines,

the market

value of our

posted margin

will be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases

in value,

we would

be over collateralized

and we
would be

entitled to

have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as

needed, as

do we.

Typically, but not

always, the

parties agree

to a minimum
threshold

amount for

margin calls

so as to avoid

the need

for nuisance

margin calls

on a daily

basis.
Our master

repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis. Throughout

the nine months
ended September

30, 2021,

haircuts on

our pledged

collateral

remained

stable and

as of September

30, 2021,

our weighted

average
haircut was

approximately

5.0% of

the value

of our collateral.
While we

did not have

any TBAs at

September

30, 2021,

we do acquire

TBAs from

time to time.

TBAs represent

a form of

off-balance
sheet financing

and are accounted

for as derivative

instruments.

(See Note

4 to our Financial

Statements

in this Form

10-Q for additional
details on

our TBAs).

Under certain

market conditions,

it may be

uneconomical

for us to

roll our

TBAs into

future months

and we may

need
to take or

make physical

delivery

of the underlying

securities.

If we were

required

to take physical

delivery to

settle a long

TBA, we

would
have to fund

our total

purchase

commitment

with cash

or other

financing

sources and

our liquidity

position could

be negatively

impacted.

Our TBAs

are also

subject to

margin requirements

governed

by the Mortgage-Backed

Securities

Division ("MBSD")

of the FICC

and
by our master

securities

forward

transaction

agreements,

which may

establish

margin levels

in excess

of the MBSD.

Such provisions
require that

we establish

an initial

margin based

on the notional

value of the

TBA, which

is subject

to increase

if the estimated

fair value

of
our TBAs

or the estimated

fair value

of our pledged

collateral

declines.

The MBSD

has the sole

discretion

to determine

the value

of our
TBAs and

of the pledged

collateral

securing such

contracts.

In the event

of a margin

call, we

must generally

provide additional

collateral

on
the same

business day.
Settlement

of our TBA

obligations

by taking

delivery of

the underlying

securities

as well as

satisfying

margin requirements

could
negatively

impact our

liquidity

position.

However, since

we do not

use TBA dollar

roll transactions

as our primary

source of

financing,

we
believe that

we will have

adequate

sources of

liquidity

to meet

such obligations.
As discussed

earlier, we invest

a portion

of our capital

in structured

Agency RMBS.

We generally

do not apply

leverage

to this portion
of our portfolio.

The leverage

inherent

in structured

securities

replaces the

leverage

obtained

by acquiring

PT securities

and funding

them
in the repurchase

market.

This structured

RMBS strategy

has been a

core element

of the Company’s

overall investment

strategy

since
inception.

However, we

have and may

continue to

pledge a

portion

of our structured

RMBS in order

to raise

our cash levels,

but generally
will not

pledge these

securities

in order

to acquire

additional

assets.
The following

table summarizes

the effect

on our liquidity

and cash

flows from

contractual

obligations

for repurchase

agreements

and
interest

expense on

repurchase

agreements.
(in thousands)
Obligations Maturing
Within One
Year
One to Three
Years
Three to Five
Years
More than
Five Years Total
Repurchase agreements $ 5,213,869 $ - $ - $ - $ 5,213,869
Interest expense on repurchase agreements (1) 1,281 - - - 1,281
Totals $ 5,215,150 $ - $ - $ - $ 5,215,150
(1)
Interest expense

on repurchase

agreements is

based on current

interest rates

as of September

30, 2021 and

the remaining

term of the liabilities
existing at

that date.
In future

periods,

we expect

to continue

to finance

our activities

in a manner

that is consistent

with our

current operations

through

repurchase

agreements.

As of September

30, 2021,

we had cash

and cash equivalents

of $424.1

million.

We generated

cash flows

of
$497.8 million

from principal

and interest

payments on

our RMBS

and had average

repurchase

agreements

outstanding

of $4,367.0

million
during the

nine months

ended September

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
September 30, 2021, we issued a total of 41,568,338 shares under the June 2021 Equity Distribution

Agreement for aggregate gross
proceeds of approximately $211.0 million, and net proceeds of approximately $207.5 million, after commissions and fees.

Subsequent
to September 30, 2021 and through October 29, 2021, we issued a total of 7,838,998 shares under the June 2021 Equity Distribution
Agreement for aggregate gross proceeds of approximately $39.0 million, and net proceeds of approximately $38.4 million, after
commissions and fees.
Outlook
Economic Summary
The effects of

COVID-19 continued

to dominate

economic

activity during

the third quarter

of 2021, particularly

the Delta
variant that

first emerged

in earnest during

July.

Daily new infections

from the Delta

variant rose

rapidly during

the summer

but
appeared to

peak in early

September and

have been slowly

falling since.

COVID related

deaths have

followed a

similar
pattern.

Progress on

vaccinations

has slowed,

and most of

the new cases

were among

the unvaccinated.

This has led

to

various measures

by governments

and corporations

to mandate employees

receive vaccinations.

The net effect

of a
spreading virus

and a reluctance

on the part

of many to

get vaccinated

has been subdued

job growth

during the

third quarter

of
2021.

This is particularly

true among workers

with high

exposure to

customers,

such as those

in the leisure

and hospitality
industries.

The various

forms of pandemic

related supplemental

unemployment

insurance

ended in early

September, so job
growth may

accelerate

in the fourth

quarter.

In the interim,

the combination

of a reluctance

to return to

work on the

part of
many individuals,

coupled with

sufficient income

via unemployment

insurance,

has resulted

in both robust

demand for

goods
and services

and shortages

of labor in

many industries.

Coupled with

a demand/supply

imbalance in

favor of demand

for
many commodities

and parts, the

combination

of the two

forces has

led to severe

supply shortages

across the

economy.

The
supply imbalances

for goods and

services

have in turn

led to price

pressures

for both, driving

inflation to

multi-decade highs.

The Fed chairman,

among other

members of

the Federal

Open Market

Committee

(“FOMC”) have

maintained

these
inflationary

forces are

temporary and

will ease once

the effects

of the COVID

pandemic

fade and workers

can return

to work.

Yet, as implied by

market pricing

of inflation

linked U.S.

Treasury securities

and opinions

expressed by

various market
participants,

inflation

may prove to

be more than

transitory, and

of late even

FOMC members

themselves

have admitted
inflation has

remained high

longer than

they had anticipated.

Over the course

of the third

quarter and

into the fourth,

expectations

for growth

in the U.S.

economy during

the third
quarter continued

to decline.

On October

28, 2021, the

advanced read

on gross

domestic product

growth for

the U.S.
economy was

reported to

be 2.0%.

Expectations

for growth

during the

quarter were

approximately

4% to 7% at

the beginning
of the quarter. As

noted above,

job growth

has decelerated

and supply

constraints

of goods and

services

are keeping

activity
levels suppressed.

Over the course

of the balance

of the year

it should become

apparent whether

or not the

supply
constraints,

especially

with respect

to labor, are transitory

or not now

that essentially

all forms

of pandemic

related
unemployment

insurance

have ended and

the new cases

of the Delta

variant of

the COVID

virus are

subsiding. This

in turn
should also

answer the

question about

the transitory

nature of inflation.
The housing

market remains

robust as evidenced

by sales

of new and existing

homes, as

well as new

home construction.

However, as home

prices have

risen at 10%

– 20% over

the last year

and supply

shortages

of goods and

materials

are
constraining

new home construction,

this trend

may slow.

If this were

to occur,

it would be

beneficial

for the Company’s

RMBS
portfolio

as prepayments

related to housing

turnover may

decelerate.
Legislative

Response and

the Fed

Congress passed

the CARES Act

quickly in

response to

the pandemic’s

emergence in

the spring

of 2021and followed

with
additional

legislation

over the ensuing

months.

However, as certain

provisions

of the CARES

Act expired,

such as
supplemental

unemployment

insurance in

July of 2021,

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

has indicated

that it will

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

2021,

but have since

reversed since

early in
the second quarter

2021.
Interest Rates
Interest rates

across the

U.S. Treasury

curve and U.S.

dollar swap

curve were

little changed

during the

third quarter

of
2021.

The only

notable development

within the

rates complex

was the slight

flattening of

both curves

between the

five-

and

30-year points

as the market

anticipates

the eventual

tapering of

asset purchases

beginning

in the fourth

quarter of

2021 and
increases

to the Fed funds

rate in either

the second

half of 2022

or early 2023.
As described

above, the Delta

variant of

the COVID virus

has dominated

economic

activity, both during

the third quarter

of
2021 and generally

since March

of 2020.

However, the FOMC

and the Fed

chairman have

looked through

the effects

of the
pandemic and

see the impact

fading.

At the conclusion

of the September

FOMC meeting,

the Fed chairman

was not
ambiguous in

expressing

his view

that the economy

had made “substantial

further progress”

towards achieving

their dual
mandates of

price stability

and full employment.

As a result,

the Fed appeared

to indicate

that it was

close to commencing

the
tapering of

their asset

purchases.

More specifically,

the Fed chairman

indicated they

are likely

to begin the

tapering of

their
asset purchases

this year

and that they

would likely

complete the

tapering by

mid next year.

The Fed also

released their
summary of

economic projections,

or “Dot Plot”

as it is known,

at the conclusion

of the meeting

and, as was

the case with

the
June FOMC

Dot Plot,

the Dot Plot

indicated FOMC

members anticipated

increasing

the Fed Funds

rate sooner

and by a larger
amount than

the market

anticipated.

Nine of the

eighteen

FOMC members,

as evidenced

by the Dot

Plot released

in
September, expect

the Fed to

increase the

funds rate

at least once

in 2022.

This surprised

the market,

and the market

pricing
of forward

short-term

rates quickly

adjusted to

reflect these

expectations.

As the fourth

quarter has

unfolded and

inflationary

pressures

have continued

to build,

market pricing

of forward

short-term
rates have

continued to

reflect additional

increases to

the Fed Funds

rate. Further,

as inflation

persists at

higher levels

and
continues to

challenge the

Fed’s assertion

that it will

prove transitory,

longer maturity

rates have moved

higher so far

in the
fourth quarter.

The level

of the 10-year

U.S. Treasury

is close to

matching the

year-to-date

high yield

established

on March 31,
2021.
The Agency RMBS

Market
Performance

for the Agency

RMBS market

for the third

quarter was

a modest 0.01%,

generally in-line

with most

other
asset classes.

The excess

return to comparable

duration U.S.

Treasuries and

swaps for

the Agency RMBS

sub-index was
0.1% for both

for the quarter.

Within the

Agency RMBS

sector, higher coupon

fixed rate

securities

outperformed

lower
coupons, specifically

the coupon currently

in widespread

production.

Total returns for the

third quarter

for 2.0% and

2.5%
securities

were -0.4%

and 0.00%,

respectively.

For 3.0% and

3.5% coupons

the returns

were 0.6% and

0.5%, respectively.

Thirty-year

and fifteen-year

securities

both returned

0.1% for the

quarter. As mentioned

above, at the

conclusion

of the
September FOMC

meeting the

chairman made

it quite clear

the Fed was

likely to

begin to taper

their asset

purchases this

year
and conclude

the $40 billion

per month purchases

of Agency

RMBS assets

by mid-2022.

Given the length

of time the

Fed has
been supporting

the Agency

RMBS market,

coupled with

banks that are

flush with

deposits that

need to be

invested,

price
levels in

the Agency RMBS

market were

quite rich

prior to this

development,

especially

the coupons

the Fed routinely
purchases,

which have

been the 2.0%

and 2.5% coupons

predominantly. These

factors are

what drove

the relative
underperformance

of these two

coupons for

the quarter

and has continued

to do so into

the fourth quarter.
The second driver

of Agency RMBS

performance,

both for the

third quarter

of 2021 and

beyond, is,

as always,

the level

of
prepayments.

With interest

rates relatively

steady during

the third quarter

and, after

such a prolonged

period of low

interest
rates prepayment

speeds on higher

coupon, premium

priced securities

were expected

to eventually

slow.

This appears

to be
finally happening,

as evidenced

by the August

and September

prepayment

reports, released

in September

and October,
respectively.

As interest

rates

have moved higher

so far in

the fourth quarter,

approaching

levels last

seen at the

conclusion

of
the first

quarter, market

participants

expect this

trend to continue,

and which

is reflected

in the performance

of these coupons
quarter to

date.
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

2020. At the

September

2021 meeting,

the Fed generally

assessed that,

provided that
the economic

recovery remained

broadly on

track, a gradual

tapering process

that concluded

around the

middle of

next year
would likely

be appropriate.

The Fed noted

that if a

decision

to begin tapering

purchases

occurred at

the next meeting,

the
process of

tapering could

commence with

the monthly

purchase calendars

beginning in

either mid-November

or mid-
December. The Fed

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

March 31,

2021, which

was extended

to July 31,
2021. On August

26, 2021, the

U.S. Supreme

Court issued

a decision

ending the

CDC eviction

moratorium.

In addition,

on
February 9,

2021, the FHFA announced

that the foreclosure

moratorium

begun under

the CARES Act

for loans

backed by
Fannie Mae

and Freddie

Mac and the

eviction moratorium

for real estate

owned by Fannie

Mae and Freddie

Mac were
extended until

March 31,

2021, which

was further

extended through

September

30, 2021. On

July 30, 2021,

the FHA
announced an

extension

of the eviction

moratorium

through September

30, 2021 for

foreclosed

borrowers

and other occupants
and noted the

expiration of

the foreclosure

moratorium

on July 31, 2021.
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

director. On September

14, 2021, the

FHFA suspended

certain provisions

added to the

letter
agreements

on January

14, 2021, including

limits on

the enterprises'

cash windows,

multifamily

lending, loans

with higher

risk
characteristics,

and second

homes and investment

properties.

The enterprises

will continue

to build capital

under the
continuing

provisions

of the letter

agreements.

Additionally, the

FHFA is reviewing

the enterprise

regulatory

capital framework
and expects

to announce

further action

in the near

future.
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

At the September

2021
meeting, the

Fed generally

assessed that,

provided that

the economic

recovery remained

broadly on

track, a gradual

tapering
process that

concluded around

the middle

of next year

would likely

be appropriate.

The Fed noted

that if a decision

to begin
tapering purchases

occurred at

the next meeting,

the process

of tapering

could commence

with the monthly

purchase
calendars beginning

in either

mid-November

or mid-December. If

the Fed modifies,

reduces or suspends

its purchases

of
Agency RMBS,

our investment

portfolio could

be negatively

impacted. Further,

the moratoriums

on foreclosures

described

above will

likely delay

potential defaults

on loans that

would otherwise

be bought out

of Agency MBS

pools as described
above.

Depending

on the ultimate

resolution

of the foreclosures,

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
Summary
Once again COVID-19

dominated economic

activity

this quarter.

However, we may

be at a crossroads

as the effects

of
the Delta variant

appears to

be waning and

the number

of people with

either a vaccination

and/or prior

infections

of the virus
grow.

Pandemic related

relief measures

such as supplemental

unemployment

insurance payments

and foreclosure
moratoriums

are essentially

over.

Hopefully

the combination

of all of these

factors will

lead to surging

job growth

and act to
quickly lessen

the severe

supply shortage

of goods and

labor.

This in turn

should slow

the stubbornly

high inflation

the
economy has

suffered.

If these events

come to pass,

the economy

appears to

be positioned

to perform

very well,

and the Fed
has stated that

it will

slowly remove

the considerable

accommodation

they have provided

the market

via a tapering

of their
asset purchases

and eventually

increases

to the Fed Funds

rate. If these

events do

not unfold and

the supply

shortages of
goods and labor

remain, the

economy will

likely continue

to suffer from

elevated levels

of inflation.

Under this

scenario the
path of economic

growth is

less certain,

and the path

of monetary

policy could

prove to be

quite challenging

for the Fed.

The performance

of the Agency

RMBS market

was very modest

in absolute

returns, at

0.0% and 0.1%

versus comparable
duration interest

rates and swaps.

Performance

for the sector

was generally

in line with

other sectors

of the fixed

income
markets.

Within the

Agency RMBS

universe,

performance

was skewed

towards higher

coupons and

away from

lower coupons
that comprise

the bulk of

recent production

and Fed purchases.

This has continued

into the fourth

quarter, in large

part
because the Fed

has made it

quite clear

the hurdle

needed for

them to begin

to taper

their asset

purchases has

been met and
they plan to

commence doing

so this year, likely

ending in mid-2022.

Prepayment

speeds, particularly

on high coupon
securities,

have moderated

and are likely

to do so even

more with

rates higher

so far in the

fourth quarter

and the typical
seasonal slow

down as we

approach the

winter months.
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
31, 2020.
Capital Expenditures
At September 30, 2021, we had no material commitments for capital expenditures.
Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any off-balance sheet arrangements.
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
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $ 1.395 $ 4,662
2014 2.160 22,643
2015 1.920 38,748
2016 1.680 41,388
2017 1.680 70,717
2018 1.070 55,814
2019 0.960 54,421
2020 0.790 53,570
2021 - YTD
(1)
0.650 74,045
Totals $ 12.305 $ 416,008
(1)
On October 12, 2021, the Company declared a dividend of $0.065 per share to be paid on November 26, 2021.

The effect of this dividend is
included in the table above, but is not reflected in the Company’s financial statements as of September 30, 2021.
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
The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2021 and December 31, 2020, assuming rates instantaneously fall 200 bps, fall
100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates.
All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2021 and December 31, 2020.

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
Change in Interest Rate Value
(2)(3)
Value
(2)(4)
As of September 30, 2021
-200 Basis Points (1.30)% (9.94)%
-100 Basis Points (0.07)% (0.50)%
-50 Basis Points 0.26% 1.99%
+50 Basis Points (1.40)% (10.70)%
+100 Basis Points (2.89)% (22.14)%
+200 Basis Points (7.37)% (56.54)%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September
30, 2021, we had unrestricted cash and cash equivalents of $424.1 million and unpledged securities of approximately $5.4 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our
Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

of September

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

30, 2021. As

of September

30, 2021, the

maximum
remaining

number of shares

that may be

repurchased

under this

authorization

is 837,311 shares.

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
*
31.2
Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*
32.1
Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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

October 29, 2021
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)
Date:

October 29, 2021
By: /s/ George H. Haas, IV
George H. Haas,

IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)