Form 10-K
period 2021-12-31
Orchid Island Capital, Inc.
filed 2022-02-25
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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

Yes
☐

No
☒

As of June 30, 2021 the aggregate market value of the common stock held by nonaffiliates was $
595,104,430
Number of shares outstanding at February 25, 2022:
176,993,049
DOCUMENTS INCORPORATED

BY REFERENCE:
Portions of the Registrant's

definitive Proxy Statement, to be

issued in connection with

the 2022 Annual Meeting

of Stockholders
of the Registrant, are incorporated by reference

into Part III of this Annual Report on Form 10-K (this “Report”).

ORCHID ISLAND

CAPITAL, INC.
TABLE OF CONTENTS

INDEX
Page
PART I
ITEM 1. Business 2
ITEM 1A.

Risk Factors
12
ITEM 1B.

Unresolved

Staff Comments
43
ITEM 2. Properties 43
ITEM 3. Legal

Proceedings
43
ITEM 4. Mine

Safety Disclosures
43
PART II
ITEM 5. Market

for Registrant's

Common Equity,

Related Stockholder

Matters and

Issuer Purchases

of Equity
Securities
44
ITEM 6. [Reserved] 46
ITEM 7. Management's

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
47
ITEM 7A.

Quantitative

and Qualitative

Disclosures

About Market

Risk
75
ITEM 8. Financial

Statements

and Supplementary

Data
79
ITEM 9. Changes

in and Disagreements

with Accountants

on Accounting

and Financial

Disclosure
105
ITEM 9A.

Controls

and Procedures
105
ITEM 9B.

Other Information
109
ITEM 9C.

Disclosure

Regarding

Foreign Jurisdictions

that Prevent

Inspections
109
PART III
ITEM 10.

Directors,

Executive

Officers and

Corporate

Governance
110
ITEM 11. Executive

Compensation
110
ITEM 12.

Security

Ownership

of Certain

Beneficial

Owners and

Management

and Related

Stockholder

Matters
110
ITEM 13.

Certain Relationships

and Related

Transactions,

and Director

Independence
110
ITEM 14.

Principal

Accountant

Fees and

Services
110
PART IV
ITEM 15.

Exhibits,

Financial

Statement

Schedules
111

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Report that are subject to risks and uncertainties.

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

● our business and investment strategy;
●
our expected operating results;

● our ability to acquire investments on attractive terms;
●
the effect of U.S. government actions on interest rates, fiscal policy and the housing and credit markets;
●
the effect of rising interest rates on inflation, unemployment, and mortgage supply and demand;
● the effect of prepayment rates on the value of our assets;
● our ability to access the capital markets;
●
our ability to obtain future financing arrangements;
●
our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●
the federal conservatorship of the Federal National Mortgage Association

(“Fannie Mae”) and the Federal Home Loan
Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the
relationship between Fannie Mae and Freddie Mac and the U.S. government;
● market trends;
● our ability to make distributions to our stockholders in the future;
● our understanding of our competition and our ability to compete effectively;
●
our ability to quantify risk based on historical experience;
●
our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S.

federal income tax purposes;
●
our ability to maintain our exemption from registration under the Investment Company

Act of 1940, as amended, or the
Investment Company Act;
●
our ability to maintain the listing of our common stock on the New

York Stock Exchange, or NYSE;
●
the effect of actual or proposed actions of the U.S. Federal Reserve (the “Fed”), the Federal

Housing Finance Agency (the
“FHFA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury with respect to monetary policy or interest rates;
●
the ongoing effect of the coronavirus (COVID-19) pandemic and the potential future outbreak of other highly infectious or
contagious diseases on the Agency RMBS market and on our results of future operations,

financial position, and liquidity;
●
geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the
economy both nationally and internationally;
●
expected capital expenditures;

● the impact of technology on our operations and business; and
●
the eventual phase-out of the London Interbank Offered Rate (“LIBOR”) index, transition from LIBOR to an alternative
reference rate and the impact on our LIBOR sensitive assets, liabilities and funding hedges.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into
account all information currently available to us. You should not place undue reliance on these forward-looking statements.

These
beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.
Some of these factors are described under the caption ‘‘Risk Factors’’ in this Report and any subsequent Quarterly

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

PART I
ITEM 1. BUSINESS
Our Company
Orchid Island Capital, Inc., a Maryland corporation (“Orchid,” the “Company,” “we” or “us”), is a specialty finance company that
invests in residential mortgage-backed securities (“RMBS”). The principal and interest payments of these RMBS are guaranteed by
Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie

Mae” and, collectively with Fannie Mae and
Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of RMBS as
Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional

pass-
through Agency

RMBS, such as mortgage pass through certificates and collateralized mortgage obligations (“CMOs”) issued by the
GSEs and (ii) structured Agency RMBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal
only securities (“POs”), among other types of structured Agency RMBS.

Our website is located at
http://ir.orchidislandcapital.com
.

Information on our website is not part of this Report. Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades
under the symbol “ORC.”
We are organized and conduct our operations to qualify to be taxed as a REIT for U.S.

federal income tax purposes.

As such,
we are required to distribute 90% of our REIT taxable income,

determined without regard to the deductions

for dividends paid and
excluding any net capital gain, annually. We generally will not be subject to U.S. federal income tax on our REIT taxable income to the extent we currently distribute our net taxable income to our stockholders and maintain our REIT qualification.
It is our intention to
distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue
Code of 1986, as amended (the “Code”), which may extend into the subsequent taxable year.
Our Manager
Bimini Capital Management, Inc. (sometimes referred to herein as “Bimini”) managed our portfolio from our inception through the
completion of our initial public offering on February 20, 2013.

Upon completion of the offering, we became externally managed by
Bimini Advisors, LLC (“Bimini Advisors,” or our “Manager”) pursuant to a management agreement. Our Manager is an investment
advisor registered with the Securities and Exchange Commission (“SEC”).

Additionally, our Manager is a Maryland limited liability
company that is a wholly-owned subsidiary of Bimini, which has a long track record of managing investments in Agency RMBS. Bimini
commenced active investment management operations in 2003, and self-manages its own portfolio.

We believe our relationship with
our Manager enables us to leverage our Manager’s established portfolio management resources for each of our targeted asset classes and its infrastructure supporting those resources.

Additionally, we have benefitted and expect to continue to benefit from our
Manager’s finance and administration functions, which address legal,

compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, repurchase agreement trading and clearing, risk
management, cybersecurity, information technologies and environmental, social and governance considerations in connection with the performance of its duties.
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

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a
prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, foreclosure, or accelerated amortization
by the borrower. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate
of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a
discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-
expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

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

We may also invest in To-Be-Announced Forward Contracts ("TBAs"). A TBA security is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The
specific Agency RMBS to be delivered into the contract are not known until shortly before the settlement date. We may choose, prior to
settlement, to move the settlement of these securities out to a later date by entering into an offsetting TBA position, net settling the
offsetting positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date (together

referred to as a "dollar roll transaction"). The Agency RMBS purchased or sold for a forward settlement date are typically priced at a
discount to equivalent securities settling in the current month. This difference, or

"price drop," is the economic equivalent of interest
income on the underlying Agency RMBS, less an implied funding cost, over the forward settlement period (referred to as "dollar roll
income"). Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. These TBAs are accounted for as derivatives and marked to market through the income statement and are not included in
interest income.
The mortgage loans underlying pass-through certificates can generally be classified into the following categories:
●
Fixed-Rate Mortgages .

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
● ARMs
. Adjustable-Rate Mortgages (“ARMs”) are mortgages for which the borrower pays an interest rate that varies over the
term of the loan. The interest rate usually resets based on market interest rates,

although the adjustment of such an interest
rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular intervals (for example, once per year). We refer to such ARMs as “traditional” ARMs. Because the interest rates on ARMs fluctuate based on market
conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can
mean that ARMs have less price sensitivity to interest rates and, consequently, are less likely to experience significant price
volatility.
●
Hybrid Adjustable-Rate Mortgages .

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
Collateral Mortgage Obligation RMBS
CMOs are a type of RMBS, the principal and interest of which are paid,

in most cases, on a monthly basis. CMOs may be
collateralized by whole mortgage loans, but are more typically collateralized by pools of mortgage pass-through securities issued
directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae.

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

●
IOs
. IOs represent the stream of interest payments on a pool of mortgages,

either fixed-rate mortgages or hybrid ARMs.
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
● IIOs
. IIOs represent the stream of interest payments on a pool of mortgages that underlie RMBS, either fixed-rate mortgages
or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three
factors, which are prepayments, the coupon interest rate (i.e. LIBOR), and term interest rates. Prepayments on the underlying
pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on
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
●
POs
. POs represent the stream of principal payments on a pool of mortgages.

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

●
investing in pass-through Agency RMBS and certain structured Agency RMBS on a leveraged basis to increase returns on the
capital allocated to this portfolio;

●
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

RMBS;
●
investing in TBAs;

●
investing in Agency RMBS in order to minimize credit risk;

●
investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the
Investment Company Act; and

●
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

We believe that this strategy, combined with our Manager’s experience, will enable us to provide attractive long-
term returns to our stockholders.

Capital Allocation Strategy
The percentage of capital invested in our two asset categories will vary and will be managed in an effort to maintain the level of
income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined
portfolios. Long positions in TBAs are considered a component of the pass-through

Agency RMBS category. Typically,

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
Financing Strategy
We borrow against our Agency RMBS using short term repurchase agreements. A repurchase (or "repo") agreement transaction
acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our
borrowings through repurchase transactions are generally short-term and have maturities ranging from one day to one year but may
have maturities up to five or more years. Our financing rates are typically impacted by the U.S. Federal Funds rate and other short-term
benchmark rates and liquidity in the Agency RMBS repo and other short-term funding markets.

The terms of our master repurchase
agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and
Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the
repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master
repurchase agreement to address such matters as additional margin maintenance requirements, cross default and other provisions.

The specific provisions may differ for each lender and certain terms may not be determined until we engage in individual repurchase
transactions.
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
We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio will be leveraged generally through
repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated
by dividing our total liabilities by total stockholders’ equity at the end of each period. Long positions in TBAs are considered a
component of the pass-through Agency RMBS category. While there is no explicit leverage applied to TBAs via repurchase agreement
borrowings, as is the case with pass-through securities, to accurately reflect our reported leverage ratio, we calculate our leverage both
with and without the market value of the net futures contract as a component of our total leverage exposure for purposes of reporting
our leverage ratio and other risk metrics. We include our net TBA position in our measure of leverage because a forward contract to
acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-
balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments.
The amount of leverage typically will be a function of the capital allocated to the pass-through Agency RMBS portfolio and the
amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency RMBS portfolio
is high, we expect that the leverage ratio will be high because more capital is being explicitly leveraged and less capital is un-
leveraged. If the haircuts, which are a percentage of the market value of the collateral pledged, required by our lenders on our
borrowings are higher, all else being equal, our leverage will be lower because our lenders will lend less against the value of the capital
deployed to the pass-through Agency RMBS portfolio. The allocation of capital between the two portfolios will be a function of several
factors:
●
The relative durations of the respective portfolios — We generally seek to have a combined hedged duration at or near zero. If
our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio or hedges
to achieve a combined duration close to zero.
● The relative attractiveness of pass-through securities versus structured securities — To the extent we believe the expected returns of one type of security are higher than the other, we will allocate more capital to the more attractive securities, subject
to the caveat that its combined duration remains at or near zero and subject to maintaining our qualification for exemption
under the Investment Company Act.
●
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

Agency RMBS Backed by ARMs . We seek to minimize the differences between interest rate indices and interest rate adjustment periods of our Agency RMBS backed by ARMs and related borrowings.

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

Agency RMBS Backed by Fixed-Rate Mortgages . As interest rates rise, our borrowing costs increase; however, the income on our
Agency RMBS backed by fixed-rate mortgages remains unchanged. Subject to qualifying and maintaining our qualification as a REIT,
we may seek to limit increases to our borrowing costs through the use of interest rate swap or cap agreements, options, put or call
agreements, futures contracts, forward rate agreements or similar financial instruments to economically convert our floating-rate
borrowings into fixed-rate borrowings.

Agency RMBS Backed by Hybrid ARMs
. During the fixed-rate period of our Agency RMBS backed by

hybrid ARMs, the security is
similar to Agency RMBS backed by fixed-rate mortgages. During this period,

subject to qualifying and maintaining our qualification as a
REIT, we may employ the same hedging strategy that we employ for our Agency RMBS backed by fixed-rate mortgages. Once our
Agency RMBS backed by hybrid ARMs convert to floating rate securities, we may employ the same hedging strategy as we employ for
our Agency RMBS backed by ARMs.
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

and TBA

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
Additionally, our structured Agency RMBS generally exhibit sensitivities to movements in interest rates different than our pass-
through Agency RMBS. To the extent they do so, our structured Agency RMBS may protect us against declines in the market value of our combined portfolio that result from adverse interest rate movements, although we cannot assure you that this will be the case.

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

●
Deploying capital from our leveraged Agency RMBS portfolio to our unleveraged

Agency RMBS portfolio;

●
Investing in TBAs in lieu of leveraged Agency RMBS to reduce margin calls from our lenders associated with monthly
prepayments;

●
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
●
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

Taxable income generated by any taxable REIT subsidiary (“TRS”) that we may form or acquire will be subject to
U.S. federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income, determined without regard to the
deductions for dividends paid and excluding any net capital gains. If we fail to qualify as a REIT in any calendar year and do not qualify
for certain statutory relief provisions, our income would be subject to U.S.

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

but will constitute real estate-
related assets for purposes of the Investment Company Act.

Employees and Human Capital Resources

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

Distributions
To maintain our qualification as a REIT,

we must distribute at least 90% of our REIT taxable income, determined without regard to
the deductions for dividends paid and excluding net capital gains, to our stockholders each year.

We plan to continue to declare and
pay regular monthly dividends to our stockholders.
Available Information
Our investor relations website is www.orchidislandcapital.com.

We make available on the website under “Financials/SEC filings,"
free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q,

our current reports on Form 8-K and any other
reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such
materials to the SEC. Information on our website, however, is not part of this Report.

In addition, all of our filed reports can be obtained
at the SEC’s website at http://www.sec.gov.

ITEM 1A.

RISK FACTORS
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary
does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and

other risks
that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information
in this Report and our other filings with the SEC, before making an investment decision regarding our common stock.
●
Increases in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which could
result in reduced earnings or losses and materially adversely affect our ability to pay distributions to our stockholders.
●
An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency RMBS,
which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business,
financial condition and results of operations and our ability to pay distributions to our stockholders.

●
Interest rate mismatches between our Agency RMBS and our borrowings may reduce our net interest margin during periods of
changing interest rates, which could materially adversely affect our business, financial condition and results of operations and our
ability to pay distributions to our stockholders.

●
Although structured Agency RMBS are generally subject to the same risks as our pass-through Agency RMBS, certain types of
risks may be enhanced depending on the type of structured Agency RMBS in which we invest.
●
Differences in the stated maturity of our fixed rate assets, or in the timing of interest rate adjustments on our adjustable-rate
assets, and our borrowings may adversely affect our profitability.
●
Changes in the levels of prepayments on the mortgages underlying our Agency RMBS might decrease net interest income or
result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our
ability to pay distributions to our stockholders.
●
Interest rate caps on the ARMs and hybrid ARMs backing our Agency RMBS may reduce our net interest margin during periods of
rising interest rates, which could materially adversely affect our business, financial condition and results of operations and our
ability to pay distributions to our stockholders.
●
Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a
significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in
which we invest.
●
Failure to procure adequate repurchase agreement financing, or to renew or replace existing repurchase agreement financing as it
matures, could materially adversely affect our business, financial condition and results of operations and our ability to make
distributions to our stockholders.
●
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
●
Hedging against interest rate exposure may not completely insulate us from interest rate risk and could materially adversely affect
our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
●
Our use of leverage could materially adversely affect our business, financial condition and results of operations and our ability to
pay distributions to our stockholders.
●
It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts,
which could negatively affect our financial condition and results of operations.
●
Our forward settling transactions, including TBA transactions, subject us to certain risks, including price risks and counterparty
risks.
●
We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our
portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that
do not meet our expectations or to make asset management decisions that are not in line with our strategy.

●
Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time
and may differ from the values that would have been used if a ready market for these assets existed. As a result, the values of
some of our assets are uncertain.
●
If our lenders default on their obligations to resell the Agency RMBS back to us at the end of the repurchase transaction term, if the
value of the Agency RMBS has declined by the end of the repurchase transaction term or if we default on our obligations under the
repurchase transaction, we will lose money on these transactions, which,

in turn, may materially adversely affect our business,
financial condition and results of operations and our ability to pay distributions to our stockholders.
●
Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our
hedging instruments in the event of adverse economic developments.
● We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments.

●
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and
harm our operations.
●
New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac,

on the one hand, and the federal
government, on the other, which could adversely affect the price of, or our ability to invest in and finance, Agency RMBS.
●
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
●
We have no employees, and our Manager is responsible for making all of our investment decisions.

None of our or our Manager’s
officers are required to devote any specific amount of time to our business, and each of them may provide their services to Bimini,
which could result in conflicts of interest.
●
We are completely dependent upon our Manager and certain key personnel of Bimini who provide services to us through the
management agreement, and we may not find suitable replacements for our

Manager and these personnel if the management
agreement is terminated or such key personnel are no longer available to us.
●
If we elect to not renew the management agreement without cause, we would be required to pay our Manager a substantial
termination fee. These and other provisions in our management agreement make non-renewal of our management agreement
difficult and costly.
●
We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to
our stockholders in the future.
●
Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our
common stock and our ability to pay distributions to our stockholders.
●
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional
regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our
business and financial condition.
●
Our ownership limitations and certain other provisions of applicable law and our charter and bylaws may restrict business
combination opportunities that would otherwise be favorable to our stockholders.
●
Our failure to maintain our qualification as a REIT would subject us to U.S. federal income tax, which could adversely affect the
value of the shares of our common stock and would substantially reduce the cash available for distribution to our stockholders.
●
We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the
global recessionary economic conditions will have on us.
Risk Factors
You should carefully consider the risks described below and all other information contained in this Report, including our annual financial statements and related notes thereto, before making an investment decision regarding our common stock. Our business,
financial condition or results of operations could be harmed by any of these risks.

Similarly, these risks could cause the market price of
our common stock to decline and you might lose all or part of your investment.

Our forward-looking statements in this Report are

subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking
statements as a result of the risk factors below.
Risks Related to Our Business
Increases in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which
could result in reduced earnings or losses and materially adversely affect our ability to pay distributions to our stockholders.
Under normal market conditions,

an investment in Agency RMBS will decline in value if interest rates increase.

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

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in
Agency RMBS. If long-term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration
and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an
increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the
purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders. Using this business model, we
are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although
rare in a historical context, the U.S. and many countries in Europe have experienced inverted yield curves. Given the volatile nature of
the U.S. economy and potential future increases in short-term interest rates, there can be no guarantee that the yield curve will not
become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency RMBS, our business, financial
position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

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
The Fed owns approximately $2.6 trillion of Agency RMBS as of December 31,

2021. Although the Fed’s Agency RMBS holdings
nearly doubled as a result of its COVID-19 policy response, growing from $1.4 trillion in March of 2020 to $2.6 trillion in December of
2021, the minutes of the FOMC meeting in December of 2021 indicate that the

Fed likely intends to begin reducing its Agency RMBS
holdings shortly after it begins to raise the federal funds rate.

On January 26, 2022, the FOMC reaffirmed its intention to phase out its net asset purchases by early March of 2022 and indicated that it would soon be appropriate to begin raising the federal funds rate.

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

●
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
●
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

●
hedging can be expensive, particularly during periods of rising and volatile interest rates;
●
available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
● the duration of the hedge may not match the duration of the related liability;
●
certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;
●
the amount of gross income that a REIT may earn from hedging transactions,

other than hedging transactions that satisfy
certain requirements of the Code, is limited by the U.S. federal income tax provisions governing REITs;

●
the credit quality of the counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or
assign our side of the hedging transaction; and
● the counterparty in the hedging transaction may default on its obligation to pay.
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

●
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
●
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

Concerns over economic recession, geopolitical issues
including events such as the COVID-19 pandemic, policy priorities of a new U.S. presidential administration, trade wars,
unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government
shutdown may contribute to increased volatility and diminished expectations for the economy and markets.
Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial
markets may adversely affect the performance and market value of our Agency RMBS.

If these conditions exist, institutions from which
we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could
make it more difficult for us to obtain financing on favorable terms or at all.

Our profitability and financial condition may be adversely
affected if we are unable to obtain cost-effective financing for our investments.
Our forward settling transactions, including TBA transactions, subject us to certain risks, including price risks and counterparty
risks.
We purchase some of our Agency RMBS through forward settling transactions, including

TBAs. In a forward settling transaction,
we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) a TBA, or to-
be-issued, Agency RMBS with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may
decrease between the trade date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying
Agency RMBS at the settlement date. If any of these risks were to occur, our financial condition and results of operations may be
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

Fannie
Mae pools are now eligible for conversion into UMBS pools and Freddie Mac pools can be exchanged for UMBS pools. The conversion
is not mandatory. UMBS is intended to enhance liquidity in the TBA market as the two GSEs’ floats are combined, eliminating or reducing the market pricing subsidy that Freddie Mac currently provides to lenders to pool their loans with Freddie Mac instead of
Fannie Mae, and pave the way for future GSE reform by allowing new entrants to enter the MBS guarantee market.
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

UMBS, meaning that legacy Freddie Mac positions
reduce the period of time between meeting factor-related margin calls and receiving principal and interest. The percentage of legacy
Freddie Mac positions in the market and in our portfolio will likely decrease over time as those securities are converted to UMBS or
paid off.
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
some of our assets are uncertain.
While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and
pricing services, we can and do value assets based upon our judgment, and such valuations may differ from those provided by third-
party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation

and
without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising

out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the
complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.
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
Our Board of Directors has the authority to change our investment strategy or asset allocation at any time without notice to or
consent from our stockholders. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Report. A change in our investment strategy may increase
our exposure to interest rate and real estate market fluctuations. Furthermore,

a change in our asset allocation could result in our
allocating assets in a different manner than as described in this Report.

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
We believe the risks associated with our business will be more severe during periods of economic slowdown or recession,
especially if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing
properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and
interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that
we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to
invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity
and business and our ability to pay dividends to stockholders.
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

Agency RMBS, we compete with a variety of institutional
investors, including other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, other entities that purchase Agency RMBS, the Federal Reserve,

other governmental entities and government-
sponsored entities, many of which have greater financial, technical, marketing and other resources than we do. Some competitors may
have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government.
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

Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the
financial services industry and may occur on our or certain of our third party service providers' systems in the future. We rely heavily on our Manager’s financial, accounting and other data processing systems.

Although we have not detected a breach to date, financial
services institutions have reported breaches of their systems, some of which have been significant. During the COVID-19 pandemic, a
portion of our Manager’s employees have worked remotely, which has caused us to rely more on virtual communication and may
increase our exposure to cybersecurity risks. Even with all reasonable security efforts, not every breach can be prevented or even
detected. It is possible that we, our Manager or certain of our third-party service providers have experienced an undetected breach,
and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no
assurance that we, our Manager, or certain of the third parties that facilitate our and our Manager’s business activities, have not or will
not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of certain third parties that facilitate our
business activities) or any failure to maintain performance, reliability and security of our or our certain third-party service providers'
technical infrastructure, but such computer malware, ransomware, viruses,

and computer hacking and phishing attacks may negatively
affect our operations.

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may
adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of national, international, and other regulatory
guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms
may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In
particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into
whether the banks that contributed information to the British Bankers’ Association

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
On December 31, 2021, the one week and two month USD LIBOR tenors phased out, and on June 30, 2023 all other USD
LIBOR tenors will phase out. On November 30, 2020, the United States Federal Reserve

concurrently issued a statement advising
banks to stop new USD LIBOR issuances by the end of 2021, and on October 20, 2021,

the Office of the Comptroller of the Currency,
Board of Governors of the Federal Reserve System, Federal Deposit Insurance

Corporation, Consumer Financial Protection Bureau
(the “CFPB”) and National Credit Union Administration advised banks that entering into new contracts that use LIBOR as a reference
rate after December 31, 2021 would create safety and soundness risks. In light of these recent announcements, the future of LIBOR at
this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout
could cause LIBOR to perform differently than in the past or cease to exist. Although regulators and IBA have clarified that the recent
announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, the risks
associated with the transition to an alternative reference rate will be accelerated and magnified.
As of December 31, 2020, Fannie Mae and Freddie Mac stopped issuing most LIBOR-indexed products and stopped purchasing
LIBOR-based loans. On August 3, 2020, Fannie Mae started accepting whole loan and

MBS deliveries of ARMs indexed to SOFR, and
Freddie Mac announced that it priced its first SOFR linked offering on October 16, 2020. On

October 19, 2021, Fannie Mae priced its
first credit risk transfer transaction linked to SOFR, and on January 19, 2022 it priced its first multifamily real estate mortgage
investment conduit using SOFR.

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

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac,

on the one hand, and the federal
government, on the other, which could adversely affect the price of, or our ability to invest in and finance, Agency RMBS.
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

Act of 2008, a part of the Housing and Economic
Recovery Act of 2008 (the “Recovery Act”). In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the
U.S. Treasury entered into Preferred Stock Purchase Agreements (“PSPAs”) with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In September 2019, the
FHFA and the U.S. Treasury agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to maintain capital reserves of $25 billion and $20 billion, respectively. As of September 30, 2020, Fannie Mae and Freddie Mac had retained equity
capital of approximately $21 billion and $14 billion, respectively.

In December 2020, a final rule was published in the federal register regarding GSE capital framework (the “December rule”), which requires Tier 1 capital in excess of 4% (approximately $265 billion) and
a risk-weight floor of 20% for residential mortgages.

On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements (the “January agreement”) allowing the GSEs to continue to retain capital up to their regulatory minimums, including
buffers, as prescribed in the December rule.

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

On September 14, 2021, the U.S.
Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.

On September
15, 2021, the FHFA announced a notice of proposed rulemaking for the purpose of amending the December rule to,

among other
things, reduce the Tier 1 capital and risk-weight floor requirements.
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
On June 23, 2021, the Supreme Court ruled in Collins v. Mnuchin, a case presenting a question of the constitutionality of the
FHFA and its director’s protection from being replaced at will by the President.

The Supreme Court held that the FHFA did not exceed
its powers or functions as a conservator under the Recovery Act, and that the President may replace the director at will. On June 23,
2021, President Biden appointed Sandra Thompson as acting director of the

FHFA.

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

We have no employees and our Manager is responsible for making all of our investment decisions.

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

Mr. Cauley,

our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and
Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. Mr. Haas, our Chief Financial Officer, Chief
Investment Officer, Secretary and a member of our Board of Directors, also serves as the President, Chief Financial Officer, Chief
Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. Accordingly, Messrs. Cauley and Haas may have a conflict of interest with respect to actions by our Board of Directors that relate to Bimini or our Manager.

As of February 25, 2022, Bimini owned approximately 1.5% of our outstanding shares of common stock. In evaluating
opportunities for us and other management strategies, this may lead our

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
We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that
these sales could occur, may harm prevailing market prices for our common stock. The 2021 Equity Incentive Plan provides for grants
of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the
award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2021 Equity Incentive Plan
of 4,000,000 shares of common stock plus 3,366,623 shares of our common stock that remained available for issuance under the 2012
Equity Incentive Plan as of the date of the Board’s adoption of the 2021 Equity Incentive Plan.

As of February 25, 2022, Bimini owns
2,595,357 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the
market price of our common stock and could impede our ability to raise future capital.
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
In addition, at any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of
those laws or regulations may be amended. We cannot predict when or if any new U.S.

federal income tax law, regulation or
administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. Prospective stockholders are urged to consult with their tax advisors with respect to any legislative,
regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

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
●
actual receipt of an improper benefit or profit in money, property or services; or
●
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

●
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
●
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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders' ability to obtain a favorable judicial
forum for disputes with us or our directors or officers and could discourage lawsuits against us and our directors and officers.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City,
Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland,

Baltimore Division, will
be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or
proceeding brought on our behalf, (c) any action asserting a claim of breach of any duty owed by any of our directors or officers to us or to our stockholders, (d) any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the
MGCL or our charter or bylaws or (e) any other action asserting a claim against us or any of our directors or officers that is governed by
the internal affairs doctrine.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders
find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and
officers. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely
affect our business, financial condition, and operating results.
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

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax

(and any applicable state
and local tax) on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in
computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders.
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
To continue to qualify as a REIT, we must satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be
required to forego investments we might otherwise make. Thus, compliance with the

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
In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities, and qualified
real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be
represented by securities of one or more TRSs and no more than 25%

of the value of our assets can be represented by debt of
“publicly offered REITs” (i.e., REITs

that are required to file annual and period reports with the SEC under the

Exchange Act) that is not
secured by real property or interests in real property. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions
to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all
of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such
investments to a TRS. These actions could have the effect of reducing our income and amounts available for distribution to our
stockholders.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our
stockholders.
To continue to qualify as a REIT,

we must distribute to our stockholders each calendar year at least 90%

of our REIT taxable
income (including certain items of non-cash income), determined without regard to the deductions for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

● 85% of our REIT ordinary income for that year;
●
95% of our REIT capital gain net income for that year; and
● any undistributed taxable income from prior years
We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution
requirement and to avoid both U.S. federal corporate income tax and the 4% nondeductible excise tax.

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

The failure of Agency RMBS subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability
to continue to qualify as a REIT.
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

Our ability to invest in and dispose of forward settling contracts, including

TBA securities, could be limited by the requirements
necessary to continue to qualify as a REIT, and we could fail to qualify as a REIT as a result of these investments.
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

Moreover, even if we are advised by counsel that forward settling contracts should be treated as qualifying assets or that income
and gains from dispositions of forward settling contracts should be treated as qualifying income, it is possible that the IRS could
successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we
could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our forward settling contracts, together with our
other non-qualifying assets for purposes of the 75% asset test, exceeded 25%

of our total gross assets at the end of any calendar
quarter, (ii) the value of our forward settling contracts, including TBAs, issued by any one issuer exceeded 5%

of our total assets at the
end of any calendar quarter, or (iii) our income and gains from the disposition of forward settling contracts, together with our other non-
qualifying income for purposes of the 75% gross income test, exceeded 25%

of our gross income for any taxable year.

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
A REIT may own up to 100% of the stock of one or more TRSs. A

TRS may earn income that would not be qualifying income if
earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation
(other than a REIT) of which a TRS directly or indirectly owns more than 35%

of the voting power or value of the stock will
automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of
one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is
subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS
and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we may form will pay U.S. federal, state
and local income tax on its taxable income, and its after-tax net income will be available for distribution to us (but is not required to be
distributed to us unless necessary to maintain our REIT qualification).

We may pay taxable dividends in cash and our common stock, in which case stockholders may sell shares of our common stock
to pay tax on such dividends, placing downward pressure on the market price of our common stock.
We may make taxable dividends that are payable partly in cash and partly in our common stock. The IRS has issued Revenue
Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs. Pursuant to Revenue Procedure
2017-45 the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under
Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters
detailed in the Revenue Procedure are satisfied. On November 30, 2021, the IRS issued

Revenue Procedure 2021-53, which
temporarily reduces (through June 30, 2022) the minimum amount of the total distribution that must be available in cash to 10%.
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

stockholders that are taxed at individual rates
may be lower than ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is
available to individual taxpayers with respect to such dividends. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days

(taking into account certain special holding periods) of the 91-
day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with
respect to a position in substantially similar or related property. The 20% deduction results in a 29.6% maximum U.S. federal income
tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S.

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
We may recognize taxable income in excess of our economic income, known as phantom income, in the first years that we hold
certain investments, and experience an offsetting excess of economic income over our taxable income in later years. As a result,
stockholders at times may be required to pay U.S. federal income tax on distributions that economically represent a return of capital
rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be
treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of
U.S. federal income tax liability may reduce a stockholder’s after-tax return on his or her investment to an amount less than the after-
tax return on an investment with an identical before-tax rate of return that did not generate phantom income.

Liquidation of our assets may jeopardize our REIT qualification.

To maintain our qualification as a REIT,

we must comply with requirements regarding our assets and our sources of income. If
we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements,
thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

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
Risks Related to COVID-19
The market and economic disruptions caused by COVID-19 have negatively impacted our business.
The COVID-19 pandemic has caused and continues to cause significant disruptions to the U.S. and global economies and has
contributed to volatility, illiquidity and dislocations in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, closing non-essential businesses, quarantines and shelter-in-place orders.
The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our
business.
Beginning in mid-March 2020, Agency RMBS markets experienced significant volatility and sharp declines in liquidity, which
negatively impacted our portfolio. Our portfolio was pledged as collateral under daily mark-to-market repurchase agreements.
Fluctuations in the value of our Agency RMBS resulted in margin calls, requiring us to post additional collateral with our lenders under
these repurchase agreements. These fluctuations and requirements to post additional collateral were material.

The Agency RMBS market largely stabilized after the Fed announced on

March 23, 2020 that it would purchase Agency RMBS
and U.S. Treasuries in the amounts needed to support smooth market functioning. The Fed continued to increase its holdings of U.S.
Treasuries and Agency RMBS throughout 2020 and 2021 to sustain smooth functioning of markets for these securities; however, in

response to growing inflation concerns in late 2021, the FOMC began tapering its net asset purchases and announced on January 26,
2022 that it would completely phase them out by early March 2022. If the COVID-19 outbreak continues or worsens, or if the current
policy response changes or is ineffective, the Agency RMBS market may experience significant volatility, illiquidity and dislocations in
the future, which may adversely affect our results of operations and financial condition.
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
Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced
related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could
be forced to sell our assets at an inopportune time when prices are depressed.

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
Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our
assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-
evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion
that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the
values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call
requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion
of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to
decline. In addition, we experienced an increase in haircuts on financings we have rolled.

As haircuts are increased, we are required to
post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to
maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we experienced margin calls in 2020 well beyond historical norms. As of December 31, 2021, we had met all margin call requirements,

but a sufficiently deep and/or rapid increase in margin calls or haircuts will have an adverse impact on our liquidity.
We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the
global recessionary economic conditions will have on us.
Governments have adopted, and may continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic
and adverse developments in the economy and continued functioning of the financial markets. We cannot assure you that these
programs will be effective, sufficient or will otherwise have a positive impact on our business.
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

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, some of our
Manager’s employees worked remotely until June of 2021. If

our Manager’s employees are unable to work effectively as a result

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
General Risk Factors
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
We face possible risks associated with the effects of climate change and severe weather.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our operations and business. Our headquarters and our Manager are located very close to the Florida
coastline. To the extent that climate change impacts changes in weather patterns, our headquarters and our Manager could experience severe weather, including hurricanes and coastal flooding due to increases in storm intensity and rising sea levels. Such weather
events could disrupt our operations or damage our headquarters. There can be no assurance that climate change and severe weather
will not have a material adverse effect on our operations or business.
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

Our common stock is listed on the NYSE under the symbol “ORC.” Trading on the NYSE does not ensure that there will continue
to be an actual market for our common stock. Accordingly, no assurance can be given as to:
● the likelihood that an actual market for our common stock will continue;
●
the liquidity of any such market;
● the ability of any holder to sell shares of our common stock; or
●
the prices that may be obtained for our common stock.
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

Upon the liquidation of the Company, holders of our
debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or
reduce the market value of our common stock, or both. Our preferred stock,

if issued, would have a preference on distributions that
could limit our ability to make distributions to the holders of our common stock. Furthermore, our Board of Directors may, without
stockholder approval, amend our charter to increase the aggregate number of shares or the number of shares of any class or series
that we have the authority to issue, and to classify or reclassify any unissued shares of common stock or preferred stock. Because our
decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot
predict or estimate the amount, timing or nature of our future securities offerings. Our stockholders are therefore subject to the risk of
our future securities offerings reducing the market price of our common stock and diluting their common stock.

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
volume of our common stock include:
● actual or anticipated variations in our operating results or distributions;
●
changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
● the market valuations of Agency RMBS;
●
increases in market interest rates that lead purchasers of our common stock to expect a higher dividend yield;
●
government action or regulation;
● changes in our book value;
● changes in market valuations of similar companies;
●
adverse market reaction to any increased indebtedness we incur in the future;
● a change in our Manager or additions or departures of key management personnel;
● actions by institutional stockholders;
● speculation in the press or investment community; and
● general market and economic conditions.

We cannot make any assurances that the market price of our common stock will not fluctuate or decline significantly in the future.
We are subject to risks related to corporate social responsibility.

Our business faces public scrutiny related to environmental, social and governance

(“ESG”) activities. We risk damage to our
reputation if we or our Manager fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship,
support for local communities, corporate governance and transparency and considering

ESG factors in our investment processes.
Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which
could adversely affect our business and results of operations. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.
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

and Holders
Our common stock trades on the NYSE under the symbol “ORC.”

As of February 14, 2022, we had 176,993,049 shares of
common stock issued and outstanding which were held by 14 stockholders of record and 67,045 beneficial owners whose shares were
held in “street name” by brokers and depository institutions.
Dividend

Distribution

Policy
We intend to continue to make regular monthly cash distributions to our stockholders, as more fully described below. To

maintain
our qualification as a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deductions

for dividends paid and excluding any net capital gain. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable
income are not distributed by specified dates. Income as computed for purposes of the foregoing tax rules will not necessarily
correspond to our income as determined for financial reporting purposes pursuant to GAAP.
Any additional distributions we make will be authorized by and at the discretion of our Board of Directors based upon a variety of
factors deemed relevant by our directors, which

may include:
● actual results of operations;
● our financial condition;
● our level of retained cash flows;
●
our capital requirements;

●
any debt service requirements;

●
our taxable income;

●
the annual distribution requirements under the REIT provisions of the Code;
● applicable provisions of Maryland law; and
● other factors that our Board of Directors may deem relevant.

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

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn,
upon our Manager’s management of our business. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including
selling certain of our assets, borrowing funds or using a portion of the net proceeds we receive in future securities

offerings (and thus
all or a portion of such distributions may constitute a return of capital for U.S.

federal income tax purposes). We also may elect to pay
all or a portion of any distribution in the form of a taxable distribution of our stock or debt securities.

In addition, our Board of Directors
may change our distribution policy in the future.

80

100

120

140

160

180

200

220

240

260
12/31/2016 12/31/2017 12/31/2018 12/31/2019 12/31/2020 12/31/2021
Total Return Performance
Orchid Island Capital, Inc. NAREIT Mortgage REIT TRR Index
S&P 500 Total Return

Index
Agency REIT Peer Group
Performance

Graph
Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the
cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer Group (composed of AGNC Investment Corp., Annaly Capital

Management, Inc., Anworth Mortgage Asset
Corporation, Arlington Asset Investment Corp., ARMOUR Residential REIT, Inc., Capstead Mortgage Corporation, Cherry Hill
Mortgage Investment Corporation and Dynex Capital, Inc.) for the period beginning

December 31, 2016, and ending December 31,
2021, assuming the investment of $100 on December 31, 2016 and the reinvestment of dividends.

The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its
accuracy nor its completeness can be guaranteed.

The historical information set forth below is not necessarily indicative of future
performance.
12/31/16 12/31/17 12/31/18 12/31/19 12/31/20 12/31/21
Orchid Island Capital, Inc. 100.00 101.13 80.57 86.10 90.62 90.75
Agency REIT Peer Group 100.00 112.90 102.32 105.99 96.18 101.49
NAREIT Mortgage REIT TRR Index 100.00 119.79 116.77 141.67 115.08 133.08
S&P 500 Total

Return Index
100.00 121.83 116.49 153.17 181.35 233.41
Securities Authorized for Issuance under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated
by reference to our definitive Proxy Statement to be filed in connection with our 2022 annual meeting of stockholders.
Unregistered Sales of Equity Securities
The Company

did not issue

or sell equity

securities

that were

not registered

under the

Securities

Act during

the year

ended December
31, 2021.
Issuer Purchases

of Equity

Securities

On July 29,

2015, the

Company's

Board of

Directors

authorized

the repurchase

of up to

2,000,000

shares of

the Company's

common
stock. On

February

8, 2018,

the Board

of Directors

approved an

increase in

the stock

repurchase

program for

up to an

additional
4,522,822

shares of

the Company's

common stock.

On December

9, 2021,

the Board

of Directors

approved

an increase

in the number

of
shares of

the Company’s

common stock

available

in the stock

repurchase

program for

up to an

additional

16,861,994

shares, bringing

the
remaining authorization

under the

stock repurchase

program to

up to 17,699,305

shares, representing

approximately

10% of the
Company’s then

outstanding

shares of

common stock.

Unless modified

or revoked

by the Board,

the authorization

does not

expire. The
Company did

not repurchase

any shares

of its common

stock during

the three

months ended

December

31, 2021.
ITEM 6.

RESERVED.

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

Capital Raising Activities
On August 2, 2017, we entered

into an equity distribution agreement (the “August 2017 Equity Distribution Agreement”)

with two
sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our
common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total
of 15,123,178 shares under the August 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net
proceeds of approximately $123.1 million, after commissions and fees,

prior to its termination in July 2019.
On July 30, 2019, we entered into an underwriting agreement (the “2019 Underwriting

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
On June 22, 2021, we entered into an equity distribution agreement (the “June 2021

Equity Distribution Agreement”) with four
sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our
common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total
of 49,407,336 shares under the June 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0
million, and net proceeds of approximately $246.2 million, after commissions and fees,

prior to its termination in October 2021.

On October 29, 2021, we entered into an equity distribution agreement (the “October

2021 Equity Distribution Agreement”) with
four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of
our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through
December 31, 2021, we issued a total of 15,835,700 shares under the October 2021 Equity

Distribution Agreement for aggregate gross
proceeds of approximately $78.3 million, and net proceeds of approximately

$77.0 million, after commissions and fees.

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

Coupled with the 783,757 shares remaining from the original 2,000,000 share authorization, the increased authorization brought the total authorization to 5,306,579 shares, representing 10% of the then
outstanding share count. On December 9, 2021, the Board of Directors approved an increase in the number of shares of the
Company’s common stock available in the stock repurchase program for up to an additional

16,861,994 shares, bringing the remaining
authorization under the stock repurchase program to 17,699,305 shares, representing approximately 10% of the Company’s currently
outstanding shares of common stock. This stock repurchase program has no termination date.
From the inception of the stock repurchase program through December 31, 2021,

the Company repurchased a total of 5,685,511
shares at an aggregate cost of approximately $40.4 million, including commissions and fees, for a weighted average price of $7.10 per
share. During the year ended December 31, 2020, the Company repurchased a total of 19,891 shares at an aggregate cost of
approximately

$0.1 million, including commissions and fees, for a weighted average price of $3.42 per share. There were no shares
repurchased during the year ended December 31, 2021.

Factors that Affect our Results of Operations and Financial Condition
A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:
●
interest rate trends;
●
increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Fed and are likely
to occur in 2022;
● the difference between Agency RMBS yields and our funding and hedging costs;
● competition for, and supply of, investments in Agency RMBS;
●
actions taken by the U.S. government, including the presidential administration, the

Fed,
the Federal Housing Financing
Agency (the “FHFA”), the Federal Housing Administration (the “FHA”), the Federal Open Market Committee (the

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

Results

of Operations
Described

below are

the Company’s

results of

operations

for the

years ended

December

31, 2021,

as compared

to the Company’s
results of

operations

for the years

ended December

31, 2020

and 2019.
Net (Loss)

Income Summary
Net loss

for the year

ended December

31, 2021

was $64.8

million, or

$0.54 per

share. Net

income for

the year ended

December

31,

2020 was

$2.1 million,

or $0.03

per share.

Net income

for the year

ended December

31, 2019

was $24.3

million, or

$0.43 per

share. The
components

of net (loss)

income for

the years

ended December

31, 2021,

2020 and

2019 are

presented

in the table

below:
(in thousands)
2021 2020 2019
Interest income $ 134,700 $ 116,045 $ 142,324
Interest expense (7,090) (25,056) (83,666)
Net interest income 127,610 90,989 58,658
Losses on RMBS and derivative contracts (177,119) (78,317) (24,008)
Net portfolio (loss) income (49,509) 12,672 34,650
Expenses (15,251) (10,544) (10,385)
Net (loss) income $ (64,760) $ 2,128 $ 24,265
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
(1)
Losses (GAAP) Losses Losses
Three Months Ended
December 31, 2021 $ (44,564) $ (82,597) $ 38,033 $ (0.27) $ (0.49) $ 0.22
September 30, 2021 26,038 (2,887) 28,925 0.20 (0.02) 0.22
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
December 31, 2019 18,612 3,840 14,772 0.29 0.06 0.23
September 30, 2019 (8,477) (19,431) 10,954 (0.14) (0.32) 0.18
June 30, 2019 3,533 (7,670) 11,203 0.07 (0.15) 0.22
March 31, 2019 10,597 (747) 11,344 0.22 (0.02) 0.24
Years Ended
December 31, 2021 $ (64,760) $ (177,119) $ 112,359 $ (0.54) $ (1.46) $ 0.92
December 31, 2020 2,128 (78,317) 80,445 0.03 (1.17) 1.20
December 31, 2019 24,265 (24,008) 48,273 0.43 (0.43) 0.86
(1)

Includes realized

and unrealized

gains (losses)

on RMBS and derivative

financial instruments,

including net

interest income

or expense on

interest
rate swaps.
Economic

Interest

Expense and

Economic

Net Interest

Income
We use derivative

and other

hedging instruments,

specifically

Eurodollar, Fed

Funds and

T-Note futures

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

31, 2021,

2020 and

2019 and

each quarter

during 2021,

2020 and

2019.

Gains (Losses) on Derivative Instruments
(in thousands)
Economic Hedges
Recognized in Attributed to Attributed to
Income U.S. Treasury and TBA Current Future
Statement Securities Gain (Loss) Period Periods
(GAAP) (Short Positions) (Long Positions) (Non-GAAP) (Non-GAAP)
Three Months Ended
December 31, 2021 $ 10,945 $ 2,568 $ - $ (7,949) $ 16,326
September 30, 2021 5,375 (2,306) - (1,248) 8,929
June 30, 2021 (34,915) (5,963) - (5,104) (23,848)
March 31, 2021 45,472 9,133 (8,559) (4,044) 48,942
December 31, 2020 8,538 (436) 5,480 (5,790) 9,284
September 30, 2020 4,079 131 3,336 (6,900) 7,512
June 30, 2020 (8,851) 582 1,133 (5,751) (4,815)
March 31, 2020 (82,858) (7,090) - (4,900) (70,868)
December 31, 2019 10,792 (512) - 3,823 7,481
September 30, 2019 (8,648) 572 1,907 1,244 (12,371)
June 30, 2019 (34,288) (1,684) - 1,464 (34,068)
March 31, 2019 (19,032) (4,641) - 2,427 (16,818)
Years Ended
December 31, 2021 $ 26,877 $ 3,432 $ (8,559) $ (18,345) $ 50,349
December 31, 2020 (79,092) (6,813) 9,949 (23,341) (58,887)
December 31, 2019 (51,176) (6,265) 1,907 8,958 (55,776)
Economic Interest Expense and Economic Net Interest Income
(in thousands)
Interest Expense on Borrowings
Gains
(Losses) on
Derivative
Instruments Net Interest Income
GAAP Attributed Economic GAAP Economic
Interest Interest to Current Interest Net Interest Net Interest
Income Expense Period
(1)
Expense
(2)
Income Income
(3)
Three Months Ended
December 31, 2021 $ 44,421 $ 2,023 $ (7,949) $ 9,972 $ 42,398 $ 34,449
September 30, 2021 34,169 1,570 (1,248) 2,818 32,599 31,351
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
December 31, 2019 37,529 20,022 3,823 16,199 17,507 21,330
September 30, 2019 35,907 22,321 1,244 21,077 13,586 14,830
June 30, 2019 36,455 22,431 1,464 20,967 14,024 15,488
March 31, 2019 32,433 18,892 2,427 16,465 13,541 15,968
Years Ended
December 31, 2021 $ 134,700 $ 7,090 $ (18,345) $ 25,435 $ 127,610 $ 109,265
December 31, 2020 116,045 25,056 (23,341) 48,397 90,989 67,648
December 31, 2019 142,324 83,666 8,958 74,708 58,658 67,616
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

December

31, 2021,

we generated

$127.6 million

of net interest

income, consisting

of $134.7

million of

interest
income from

RMBS assets

offset by $7.1

million of

interest

expense on

borrowings.

For the comparable

period ended

December

31,
2020, we

generated

$91.0 million

of net interest

income, consisting

of $116.0 million

of interest

income from

RMBS assets

offset by $25.1
million of

interest

expense on

borrowings.

The $18.7

million increase

in interest

income was

driven by
a $1,569.3

million increase

in
average RMBS

that was

partially offset

by a 72 basis

point ("bps")

decrease

in yield on

average

RMBS. The

$18.0 million

decrease

in
interest

expense for

the year

ended December

31, 2021

was driven

by a 63 bps

decrease

in the average

cost of funds,

offset by

a
$1,510.5

million increase

in average

borrowings.

For the year

ended December

31, 2019,

we generated

$58.7 million

of net interest

income, consisting

of $142.3

million of

interest
income from

RMBS assets

offset by $83.7

million of

interest

expense on

borrowings.

The $26.3

million decrease

in interest

income for

the
year ended

December

31, 2020,

compared

to the year

ended December

31, 2019,

was due to

a 69 bps

decrease in

yield on

average
RMBS,

combined with

a $71.6 million

decrease

in average

RMBS during

the period.

The $58.6

million decrease

in interest

expense for

the
year ended

December

31, 2020

was due to

a $114.7 million

decrease

in average

borrowings,

combined with

a 175 bps

decrease

in the
average cost

of funds.
On an economic

basis, our

interest

expense on

borrowings

for the years

ended December

31, 2021,

2020 and

2019 was

$25.4
million, $48.4

million and

$74.7 million,

respectively, resulting

in $109.3

million, $67.6

million and

$67.6 million

of economic

net interest
income, respectively.

The tables

below provide

information

on our portfolio

average balances,

interest

income, yield

on assets,

average borrowings,

interest
expense, cost

of funds,

net interest

income and

net interest

spread for

each quarter

in 2021, 2020

and 2019

and for the

years ended
December

31, 2021,

2020 and

2019 on both

a GAAP and

economic basis.
($ in thousands)
Average Yield on Interest Expense Average Cost of Funds
RMBS Interest Average Average GAAP Economic GAAP Economic
Held (1) Income RMBS Borrowings (1) Basis Basis (2) Basis Basis (3)
Three Months Ended
December 31, 2021 $ 6,056,259 $ 44,421 2.93% $ 5,728,988 $ 2,023 $ 9,972 0.14% 0.70%
September 30, 2021 5,136,331 34,169 2.66% 4,864,287 1,570 2,818 0.13% 0.23%
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
December 31, 2019 3,705,920 37,529 4.05% 3,631,042 20,022 16,199 2.21% 1.78%
September 30, 2019 3,674,087 35,907 3.91% 3,571,752 22,321 21,077 2.50% 2.36%
June 30, 2019 3,307,885 36,455 4.41% 3,098,133 22,431 20,967 2.90% 2.71%
March 31, 2019 3,051,509 32,433 4.25% 2,945,895 18,892 16,465 2.57% 2.24%
Years Ended
December 31, 2021 $ 4,932,548 $ 134,700 2.73% $ 4,707,525 $ 7,090 $ 25,435 0.15% 0.54%
December 31, 2020 3,363,208 116,045 3.45% 3,197,034 25,056 48,397 0.78% 1.51%
December 31, 2019 3,434,850 142,324 4.14% 3,311,705 83,666 74,708 2.53% 2.26%

($ in thousands)
Net Interest Income Net Interest Spread
GAAP Economic GAAP Economic
Basis Basis
(2)
Basis Basis
(4)
Three Months Ended
December 31, 2021 $ 42,398 $ 34,449 2.79% 2.23%
September 30, 2021 32,599 31,351 2.53% 2.43%
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
December 31, 2019 17,507 21,330 1.84% 2.27%
September 30, 2019 13,586 14,830 1.41% 1.55%
June 30, 2019 14,024 15,488 1.51% 1.70%
March 31, 2019 13,541 15,968 1.68% 2.01%
Years Ended
December 31, 2021 $ 127,610 $ 109,265 2.58% 2.19%
December 31, 2020 90,989 67,649 2.67% 1.94%
December 31, 2019 58,658 67,616 1.61% 1.88%
(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 60 and 61 are calculated based on the
average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average
balances for quarterly periods are calculated using two data points, the beginning and ending balances.
(2) Economic interest expense and economic net interest income presented in the table above and the tables on page 61 includes the effect of our derivative instrument hedges for only the periods presented.
(3)

Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average
RMBS.
(4)

Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.
Interest Income and Average Asset Yield
Our interest

income for

the years

ended December

31, 2021

and 2020

was $134.7

million and

$116.0 million,

respectively.

We had
average RMBS

holdings of

$4,932.5

million and

$3,363.2

million for

the years

ended December

31, 2021

and 2020,

respectively.

The
yield on our

portfolio

was 2.73%

and 3.45%

for the years

ended December

31, 2021

and 2020,

respectively. For

the year

ended
December

31, 2021

as compared

to the year

ended December

31, 2020,

there was

a $18.7 million

increase in

interest

income due

to a
$1,569.3

million increase

in average

RMBS, offset

by a 72 bps

decrease

in the yield

on average

RMBS.

For the year

ended December

31, 2019,

we had interest

income of

$142.3 million

and average

RMBS holdings

of $3,434.9

million,
resulting

in a yield

on our portfolio

of 4.14%.

For the year

ended December

31, 2020,

as compared

to the year

ended December

31, 2019,
there was

a $26.3 million

decrease

in interest

income due

to a $71.6

million decrease

in average

RMBS, combined

with a 69

bps decrease
in the yield

on average

RMBS.

The table

below presents

the average

portfolio

size, income

and yields

of our respective

sub-portfolios,

consisting

of structured

RMBS
and PT RMBS

for the years

ended December

31, 2021,

2020 and

2019 and

for each

quarter during

2021, 2020

and 2019.

($ in thousands)
Average RMBS Held Interest Income Realized Yield on Average RMBS
PT Structured PT Structured PT Structured
RMBS RMBS Total RMBS RMBS Total RMBS RMBS Total
Three Months Ended
December 31, 2021 $ 5,878,376 $ 177,883 $ 6,056,259 $ 42,673 $ 1,748 $ 44,421 2.90% 3.93% 2.93%
September 30, 2021 5,016,550 119,781 5,136,331 33,111 1,058 34,169 2.64% 3.53% 2.66%
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
December 31, 2019 3,611,461 94,459 3,705,920 36,600 929 37,529 4.05% 3.93% 4.05%
September 30, 2019 3,558,075 116,012 3,674,087 36,332 (425) 35,907 4.08% (1.47)% 3.91%
June 30, 2019 3,181,976 125,909 3,307,885 34,992 1,463 36,455 4.40% 4.65% 4.41%
March 31, 2019 2,919,415 132,094 3,051,509 30,328 2,105 32,433 4.16% 6.37% 4.25%
Years Ended
December 31, 2021 $ 4,832,257 $ 100,291 $ 4,932,548 $ 131,939 $ 2,761 $ 134,700 2.73% 2.75% 2.73%
December 31, 2020 3,322,248 40,960 3,363,208 115,244 801 116,045 3.47% 1.96% 3.45%
December 31, 2019 3,317,732 117,118 3,434,850 138,252 4,072 142,324 4.17% 3.48% 4.14%
Interest Expense and the Cost of Funds
We had average

outstanding

borrowings

of $4,707.5

million and

$3,197.0 million

and total

interest

expense of

$7.1 million

and $25.1
million for

the years

ended December

31, 2021

and 2020,

respectively. Our

average cost

of funds

was 0.15%

for the year

ended
December

31, 2021,

compared

to 0.78%

for the comparable

period in

2020.

There was

a $1,510.5

million increase

in average

outstanding
borrowings

during the

year ended

December

31, 2021

as compared

to the year

ended December

31, 2020.

For the year

ended December

31, 2019,

we had average

borrowings

of $3,311.7 million

and total

interest

expense of

$83.7 million,
resulting

in an average

cost of funds

of 2.53%.

There was

a 175 bps

decrease

in the average

cost of funds

and an $114.7 million
decrease

in average

outstanding

borrowings

during the

year ended

December

31, 2020

as compared

to the year

ended December

31,
2019.
Our economic

interest

expense

was $25.4

million, $48.4

million and

$74.7 million

for the years

ended December

31, 2021,

2020 and
2019, respectively.

There was

a 97 bps

decrease

in the average

economic cost

of funds to

0.54% for

the year

ended December

31, 2021
from 1.51%

for the year

ended December

31, 2020.

The reason

for the decrease

in economic

cost of funds

is primarily

due to the

lower
cost of our

borrowings

noted above,

offset by the

negative performance

of our hedging

activities

during the

period. There

was a 75 bps
decrease

in the average

economic

cost of funds

to 1.51%

for the year

ended December

31, 2020

from 2.26%

for the year

ended
December

31, 2019.
Since all

of our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense. Our

average

cost
of funds

calculated

on a GAAP

basis was

5 bps above

average

one-month

LIBOR and

9 bps below

average six-month

LIBOR for

the
quarter ended

December

31, 2021.

Our average

economic cost

of funds

was equal

to average

one-month

LIBOR and

47 bps above
average six-month

LIBOR for

the quarter

ended December

31, 2021.

The average

term to maturity

of the outstanding

repurchase
agreements

was 27 days

and 31 days

at December

31, 2021 and

2020, respectively.
The tables

below present

the average

balance of

borrowings

outstanding,

interest

expense and

average cost

of funds,

and average
one-month

and six-month

LIBOR rates

for each

quarter in

2021, 2020

and 2019

and for the

years ended

December

31, 2021,

2020 and
2019 on both

a GAAP and

economic basis.

($ in thousands)
Average Interest Expense Average Cost of Funds
Balance of GAAP Economic GAAP Economic
Borrowings Basis Basis Basis Basis
Three Months Ended
December 31, 2021 $ 5,728,988 $ 2,023 $ 9,972 0.14% 0.70%
September 30, 2021 4,864,287 1,570 2,818 0.13% 0.23%
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
December 31, 2019 3,631,042 20,022 16,199 2.21% 1.78%
September 30, 2019 3,571,752 22,321 21,077 2.50% 2.36%
June 30, 2019 3,098,133 22,431 20,967 2.90% 2.71%
March 31, 2019 2,945,895 18,892 16,465 2.57% 2.24%
Years Ended
December 31, 2021 $ 4,707,525 $ 7,090 $ 25,435 0.15% 0.54%
December 31, 2020 3,197,034 25,056 48,397 0.78% 1.51%
December 31, 2019 3,311,705 83,666 74,708 2.53% 2.26%
Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
December 31, 2021 0.09% 0.23% 0.05% (0.09)% 0.61% 0.47%
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
December 31, 2019 1.90% 1.98% 0.31% 0.23% (0.12)% (0.20)%
September 30, 2019 2.22% 2.18% 0.28% 0.32% 0.14% 0.18%
June 30, 2019 2.45% 2.49% 0.45% 0.41% 0.26% 0.22%
March 31, 2019 2.51% 2.77% 0.06% (0.20)% (0.27)% (0.53)%
Years Ended
December 31, 2021 0.10% 0.20% 0.05% (0.05)% 0.44% 0.34%
December 31, 2020 0.55% 0.69% 0.23% 0.09% 0.96% 0.82%
December 31, 2019 2.27% 2.35% 0.26% 0.18% (0.01)% (0.09)%

Gains or Losses
The table

below presents

our gains

or losses

for the years

ended December

31, 2021,

2020 and

2019.

(in thousands)
2021 2020 2019
Realized losses on sales of RMBS $ (5,542) $ (24,986) $ (10,877)
Unrealized (losses) gains on RMBS (198,454) 25,761 38,045
Total (losses)

gains on RMBS
(203,996) 775 27,168
Losses on interest rate futures (856) (13,044) (18,858)
Gains (losses) on interest rate swaps 23,613 (66,212) (26,582)
Gains (losses) on payer swaptions (short positions) 9,062 (3,070) (1,379)
(Losses) gains on payer swaptions (long positions) (2,580) 98 -
Gains on interest rate floors 2,765 - -
Gains (losses) on TBA securities (short positions) 3,432 (6,719) (6,264)
(Losses) gains on TBA securities (long positions) (8,559) 9,950 1,907
Losses on U.S. Treasury securities - (95) -
Total $ (177,119) $ (78,317) $ (24,008)
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

31, 2021,

2020 and

2019, the

Company received

proceeds

of $2,851.7

million, $4,200.5
million and

$3,321.2

million,

respectively, from

the sales

of RMBS.

Approximately

$1.1 billion

of the sales

during the

year ended

December
31,

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

during 2021,

2020 and

2019.
5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate (1) Rate (1) Mortgage Rate (2) Mortgage Rate (2) LIBOR (3)
December 31, 2021 1.26% 1.51% 2.35% 3.10% 0.21%
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

Rate Mortgage Rates are obtained from Freddie Mac’s Primary

Mortgage Market Survey.
(3)
Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.

Expenses
Total operating expenses

were $15.3

million, $10.5

million and

$10.4 million

for the years

ended December

31, 2021,

2020 and 2019,
respectively.

The table

below provides

a breakdown

of operating

expenses for

the years

ended December

31, 2021,

2020 and

2019.
(in thousands)
2021 2020 2019
Management fees $ 8,156 $ 5,281 $ 5,528
Overhead allocation 1,632 1,514 1,380
Accrued incentive compensation 1,132 38 115
Directors fees and liability insurance 1,169 998 998
Audit, legal and other professional fees 1,112 1,045 1,105
Direct REIT operating expenses 1,475 1,057 997
Other administrative 575 611 262
Total expenses $ 15,251 $ 10,544 $ 10,385
We are externally managed and advised by Bimini Advisors, LLC (the “Manager”) pursuant to the terms of a management
agreement. The management agreement has been renewed through February

20, 2023 and provides for automatic one-year extension
options thereafter and is subject to certain termination rights.

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

agreement.

The Company has contracted with AVM, L.P.

(“AVM”) to provide repurchase agreement trading, clearing and administrative services to the Company. Commencing in 2022, the Manager will begin performing these functions and the contracted relationship with
AVM may be reduced or eliminated. Following the termination of the arrangements with AVM, the Company will pay the Manager additional fees for its performance of repurchase agreement funding transaction services and related clearing and operational services
as set forth in the management agreement, as amended.
Should the Company terminate the management agreement without cause,

it will pay the Manager a termination fee equal to three
times the average annual management fee, as defined in the management agreement, before or on the last day of the term of the
agreement.
The following table summarizes the management fee and overhead allocation expenses for each quarter in 2021, 2020 and 2019
and for the years ended December 31, 2021, 2020 and 2019.

($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
December 31, 2021 $ 6,056,259 $ 806,382 $ 2,587 $ 443 $ 3,030
September 30, 2021 5,136,331 672,384 2,156 390 2,546
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
December 31, 2019 3,705,920 414,018 1,477 379 1,856
September 30, 2019 3,674,087 394,788 1,440 351 1,791
June 30, 2019 3,307,885 363,961 1,326 327 1,653
March 31, 2019 3,051,509 363,204 1,285 323 1,608
Years Ended
December 31, 2021 $ 4,932,548 $ 619,533 $ 8,156 $ 1,632 $ 9,788
December 31, 2020 3,363,208 373,464 5,281 1,514 6,795
December 31, 2019 3,434,850 383,993 5,528 1,380 6,908
Financial

Condition:
Mortgage-Backed Securities
As of December

31, 2021,

our RMBS

portfolio

consisted

of $6,511.1 million

of Agency

RMBS at

fair value

and had a

weighted
average coupon

on assets

of 3.03%.

During the

year ended

December

31, 2021,

we received

principal

repayments

of $591.1

million
compared

to $523.7

million for

the year

ended December

31, 2020.

The average

three month

prepayment

speeds for

the quarters

ended
December

31, 2021

and 2020

were 11.4% and

20.1%, respectively.
The following

table presents

the 3-month

constant prepayment

rate (“CPR”)

experienced

on our structured

and PT RMBS

sub-
portfolios,

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
December 31, 2021 9.0 24.6 11.4
September 30, 2021 9.8 25.1 12.4
June 30, 2021 10.9 29.9 12.9
March 31, 2021 9.9 40.3 12.0
December 31, 2020 16.7 44.3 20.1
September 30, 2020 14.3 40.4 17.0
June 30, 2020 13.9 35.3 16.3
March 31, 2020 9.8 22.9 11.9

The following

tables summarize

certain characteristics

of the Company’s

PT RMBS

and structured

RMBS as of

December 31,

2021
and 2020:
($ in thousands)
Weighted
Percentage Average
of Weighted Maturity
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
December 31, 2021
Fixed Rate RMBS $ 6,298,189 96.7% 2.93% 342 1-Dec-51
Total Mortgage-backed Pass-through 6,298,189 96.7% 2.93% 342 1-Dec-51
Interest-Only Securities 210,382 3.2% 3.40% 263 25-Jan-52
Inverse Interest-Only Securities 2,524 0.1% 3.75% 300 15-Jun-42
Total Structured RMBS 212,906 3.3% 3.41% 264 25-Jan-52
Total Mortgage Assets $ 6,511,095 100.0% 3.03% 325 25-Jan-52
December 31, 2020
Fixed Rate RMBS $ 3,560,746 95.5% 3.09% 339 1-Jan-51
Fixed Rate CMOs 137,453 3.7% 4.00% 312 15-Dec-42
Total Mortgage-backed Pass-through 3,698,199 99.2% 3.13% 338 1-Jan-51
Interest-Only Securities 28,696 0.8% 3.98% 268 25-May-50
Total Structured RMBS 28,696 0.8% 3.98% 268 25-May-50
Total Mortgage Assets $ 3,726,895 100.0% 3.19% 333 1-Jan-51
($ in thousands)
December 31, 2021 December 31, 2020
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 4,719,349 72.5% $ 2,733,960 73.4%
Freddie Mac 1,791,746 27.5% 992,935 26.6%
Total Portfolio $ 6,511,095 100.0% $ 3,726,895 100.0%
December 31, 2021 December 31, 2020
Weighted Average Pass-through Purchase Price $ 107.19 $ 107.43
Weighted Average Structured Purchase Price $ 15.21 $ 20.06
Weighted Average Pass-through Current Price $ 105.31 $ 108.94
Weighted Average Structured Current Price $ 14.08 $ 10.87
Effective Duration
(1)
3.390 2.360
(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.

An effective duration of 3.390 indicates that an
interest rate increase of 1.0% would be expected to cause a 3.390% decrease in the value of the RMBS in the Company’s investment portfolio
at December 31, 2021.

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

The following

table presents

a summary

of portfolio

assets acquired

during the

years ended

December

31, 2021

and 2020.
($ in thousands)
2021 2020
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
Pass-through RMBS $ 6,224,819 $ 106.68 1.63% $ 4,858,602 $ 107.71 1.38%
Structured RMBS 205,906 13.61 3.88% 832 12.96 2.80%
Borrowings
As of December

31, 2021,

we had established

borrowing

facilities

in the repurchase

agreement

market with

a number

of commercial
banks and

other financial

institutions

and had borrowings

in place with

23 of these

counterparties.

None of these

lenders are

affiliated

with
the Company. These

borrowings

are secured

by the Company’s

RMBS and

cash, and

bear interest

at prevailing

market rates.

We believe
our established

repurchase

agreement

borrowing

facilities

provide borrowing

capacity in

excess of

our needs.
As of December

31, 2021,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$6,244.1

million with

a
net weighted

average borrowing

cost of 0.15%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from
5 to 257

days, with

a weighted

average remaining

maturity of

27 days.

Securing

the repurchase

agreement

obligations

as of December
31, 2021

are RMBS

with an estimated

fair value,

including

accrued

interest,

of approximately

$6,525.2

million and

a weighted

average
maturity of

345 months,

and cash

pledged to

counterparties

of approximately

$57.3 million.

Through

February

25, 2022,

we have been
able to maintain

our repurchase

facilities

with comparable

terms to

those that

existed at

December

31, 2021

with maturities

extending

to
various dates

through September

14, 2022.
The table below presents information about our period end,

maximum and average balances of borrowings for each quarter in
2021 and 2020.
($ in thousands)
Difference Between Ending
Ending Maximum Average Borrowings and
Balance of Balance of Balance of Average Borrowings
Three Months Ended Borrowings Borrowings Borrowings Amount Percent
December 31, 2021 $ 6,244,106 $ 6,419,689 $ 5,728,988 $ 515,118 8.99%
September 30, 2021 5,213,869 5,214,254 4,864,287 349,582 7.19%
June 30, 2021 4,514,704 4,517,953 4,348,192 166,512 3.83%
March 31, 2021 4,181,680 4,204,935 3,888,633 293,047 7.54%
December 31, 2020 3,595,586 3,597,313 3,438,444 157,142 4.57%
September 30, 2020 3,281,303 3,286,454 3,228,021 53,282 1.65%
June 30, 2020 3,174,739 3,235,370 2,992,494 182,245 6.09%
March 31, 2020 2,810,250 4,297,621 3,129,178 (318,928) (10.19)% (1)
(1)

The lower ending balance relative to the average balance during the quarter ended March 31, 2020 reflects the sale of RMBS pledged as
collateral in order to maintain cash and liquidity in response to the dislocations in the financial and mortgage markets resulting from the
economic impacts of COVID-19.

During the quarter ended March 31, 2020, the Company’s investment in RMBS decreased $642.1 million.
Liquidity and Capital Resources
Liquidity

is our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead,

fulfill margin

calls and

pay dividends.

We have both

internal

and external

sources of

liquidity. However,

our material
unused sources

of liquidity

include cash

balances,

unencumbered

assets and

our ability

to sell encumbered

assets to

raise cash.

At the

onset of

the COVID-19

pandemic in

the spring

of 2020,

the markets

the Company

operates

in were severely

disrupted

and the Company
was forced

to rely on

these sources

of liquidity. Our

balance sheet

also generates

liquidity

on an on-going

basis through

payments

of
principal

and interest

we receive

on our RMBS

portfolio.

Management

believes that

we currently

have sufficient

liquidity

and capital
resources

available

for (a) the

acquisition

of additional

investments

consistent

with the

size and

nature of

our existing

RMBS portfolio,

(b)
the repayments

on borrowings

and (c) the

payment of

dividends

to the extent

required

for our continued

qualification

as a REIT.

We may
also generate

liquidity

from time

to time by

selling our

equity or

debt securities

in public

offerings

or private

placements.
Internal

Sources of

Liquidity
Our internal

sources of

liquidity

include our

cash balances,

unencumbered

assets and

our ability

to liquidate

our encumbered

security
holdings.

Our balance

sheet also

generates

liquidity

on an on-going

basis through

payments

of principal

and interest

we receive

on our
RMBS portfolio.

Because our

PT RMBS portfolio

consists entirely

of government

and agency

securities,

we do not

anticipate

having
difficulty converting

our assets

to cash should

our liquidity

needs ever

exceed our

immediately

available

sources of

cash.

Our structured
RMBS portfolio

also consists

entirely of

governmental

agency securities,

although

they typically

do not trade

with comparable

bid / ask
spreads as

PT RMBS.

However, we anticipate

that we would

be able to

liquidate

such securities

readily, even in

distressed

markets,
although

we would

likely do

so at prices

below where

such securities

could be sold

in a more

stable market.

To enhance our liquidity

even
further, we may

pledge a

portion of

our structured

RMBS as

part of a

repurchase

agreement

funding,

but retain

the cash in

lieu of acquiring
additional

assets.

In this way

we can, at

a modest

cost, retain

higher levels

of cash on

hand and

decrease

the likelihood

we will

have to
sell assets

in a distressed

market in

order to

raise cash.
Our strategy

for hedging

our funding

costs typically

involves

taking short

positions

in interest

rate futures,

treasury

futures,

interest

rate
swaps, interest

rate swaptions

or other

instruments.

When the

market causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can

reduce our

liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

via margin

calls to

offset the

derivative

related margin

calls. If

this were

to occur

in sufficient
magnitude,

the loss of

liquidity

might force

us to reduce

the size

of the levered

portfolio,

pledge additional

structured

securities

to raise
funds or

risk operating

the portfolio

with less

liquidity.
External

Sources of

Liquidity
Our primary

external

sources of

liquidity

are our ability

to (i) borrow

under master

repurchase

agreements,

(ii) use

the TBA

security
market and

(iii) sell

our equity

or debt

securities

in public

offerings

or private

placements.

Our borrowing

capacity will

vary over

time as the
market value

of our interest

earning assets

varies.

Our master

repurchase

agreements

have no

stated expiration,

but can be

terminated

at
any time at

our option

or at the

option of

the counterparty.

However, once

a definitive

repurchase

agreement

under a master

repurchase
agreement

has been

entered into,

it generally

may not be

terminated

by either

party.

A negotiated

termination

can occur, but

may involve
a fee to

be paid by

the party

seeking to

terminate

the repurchase

agreement

transaction.
Under our

repurchase

agreement

funding arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the

market value

of the
asset collateralizing

the financing

transaction

declines,

the market

value of our

posted margin

will be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases

in value,

we would

be over collateralized

and we
would be

entitled to

have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as

needed, as

do we.

Typically, but not

always, the

parties agree

to a minimum
threshold

amount for

margin calls

so as to avoid

the need

for nuisance

margin calls

on a daily

basis.
Our master

repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis. Throughout

the year

ended
December

31, 2021,

haircuts on

our pledged

collateral

remained

stable and

as of December

31, 2021,

our weighted

average haircut

was
approximately

4.9% of the

value of

our collateral.
TBAs

represent

a form of

off-balance

sheet financing

and are

accounted

for as derivative

instruments.

(See Note

4 to our

Financial

Statements

in this Form

10-K for

additional

details on

of our TBAs).

Under certain

market conditions,

it may be

uneconomical

for us to

roll
our TBAs

into future

months and

we may need

to take or

make physical

delivery

of the underlying

securities.

If we were

required

to take
physical delivery

to settle

a long TBA,

we would

have to fund

our total

purchase

commitment

with cash

or other

financing

sources and

our
liquidity

position could

be negatively

impacted.

Our TBAs

are also

subject to

margin requirements

governed

by the Mortgage-Backed

Securities

Division ("MBSD")

of the FICC

and
by our master

securities

forward

transaction

agreements,

which may

establish

margin levels

in excess

of the MBSD.

Such provisions
require that

we establish

an initial

margin based

on the notional

value of the

TBA, which

is subject

to increase

if the estimated

fair value

of
our TBAs

or the estimated

fair value

of our pledged

collateral

declines.

The MBSD

has the sole

discretion

to determine

the value

of our
TBAs

and of the

pledged collateral

securing such

contracts.

In the event

of a margin

call, we

must generally

provide additional

collateral

on
the same

business day.
Settlement

of our TBA

obligations

by taking

delivery of

the underlying

securities

as well as

satisfying

margin requirements

could
negatively

impact our

liquidity

position.

However, since

we do not

use TBA dollar

roll transactions

as our primary

source of

financing,

we
believe that

we will have

adequate

sources of

liquidity

to meet

such obligations.
As discussed

earlier, we invest

a portion

of our capital

in structured

Agency RMBS.

We generally

do not apply

leverage

to this portion
of our portfolio.

The leverage

inherent

in structured

securities

replaces the

leverage

obtained

by acquiring

PT securities

and funding

them
in the repurchase

market.

This structured

RMBS strategy

has been a

core element

of the Company’s

overall investment

strategy

since
inception.

However, we

have and may

continue to

pledge a

portion

of our structured

RMBS in order

to raise our

cash levels,

but generally
will not

pledge these

securities

in order

to acquire

additional

assets.
In future

periods,

we expect

to continue

to finance

our activities

in a manner

that is consistent

with our

current operations

through
repurchase

agreements.

As of December

31, 2021,

we had cash

and cash equivalents

of $385.1

million.

We generated

cash flows

of
$716.5 million

from principal

and interest

payments on

our RMBS

and had average

repurchase

agreements

outstanding

of $4,707.5

million
during the

year ended

December

31, 2021.
As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.
Stockholders’

Equity
On August 2, 2017, we entered into the August 2017 Equity Distribution Agreement with two sales agents pursuant to which we
could offer and sell, from time to time, up to an aggregate amount of $125,000,000 of shares of our common stock in transactions that
were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 15,123,178 shares under the
August 2017 Equity Distribution Agreement for aggregate gross proceeds of $125.0 million, and net proceeds of approximately $123.1
million, after commissions and fees, prior to its termination in July 2019.
On July 30, 2019, we entered into the 2019 Underwriting Agreement with Morgan

Stanley & Co. LLC, Citigroup Global Markets Inc.
and J.P.

Morgan Securities LLC, as representatives of the underwriters named therein, relating to the offer and sale of 7,000,000
shares of the Company’s common stock at a price to the public of $6.55 per share. The underwriters purchased the shares pursuant to
the 2019 Underwriting Agreement at a price of $6.3535 per share. The closing of the offering of 7,000,000 shares of common stock
occurred on August 2, 2019, with net proceeds to us of approximately $44.2 million after deduction of underwriting discounts and
commissions and other estimated offering expenses.
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
On March 2, 2021, we entered into the March 2021 Underwriting Agreement with J.P. Morgan, relating to the offer and sale of
8,000,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the
March 2021 Underwriting Agreement at $5.45 per share. In addition, we granted J.P. Morgan a 30-day option to purchase up to an
additional 1,200,000 shares of our common stock on the same terms and conditions, which J.P. Morgan exercised in full on March 3,
2021. The closing of the offering of 9,200,000 shares of our common stock occurred on

March 5, 2021, with proceeds to us of
approximately $50.0 million, net of offering expenses.
On June 22, 2021, we entered into the June 2021 Equity Distribution Agreement with four sales agents pursuant to which we could
offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that were
deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 49,407,336 shares under the June
2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million, and net proceeds of approximately
$246.2 million, after commissions and fees, prior to its termination in October

2021.

On October 29, 2021, we entered into the October 2021 Equity Distribution

Agreement with four sales agents pursuant to which
we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions
that are deemed to be “at the market” offerings and privately negotiated transactions. Through

December 31, 2021, we issued a total of
15,835,700 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $78.3 million,
and net proceeds of approximately $77.0

million, after commissions and fees.
Outlook
Economic Summary
COVID-19 continued to impact the United States and the rest of the world during the fourth quarter of 2021 and into the first
quarter of 2022.

The most recent variant, Omicron, spreads much more readily

than past variants, but also tends to be much less
severe.

Instances of new cases spiked rapidly, starting in December of 2021 and peaked, in the U.S., the week ended January 16,
2022 at 5.58 million.

Since then cases have declined fairly rapidly, as have hospitalizations, which have also tended to involve much shorter stays in the hospital, especially in comparison to the Delta variant.

Despite the Omicron wave, the economy added 467,000
jobs in January 2022 and retail sales also rose well above estimates at 3.8%,

causing the markets and the Fed to meaningfully revise
expectations for the path of monetary policy in 2022 and beyond.

The rationale for the shift in expectations for monetary policy was found in the economic data that was released during the fourth
quarter of 2021.

There were several economic indicators that reached milestone levels and made it clear the economy had more than
recovered from the pandemic.

The Fed focuses on two areas of economic performance – inflation and the labor market – tied to their
dual mandates of stable prices and maximum employment.

With respect to inflation, the year-over-year consumer price index reading increased from the 4% increase reported in September of 2021 to 5.43% in December of 2021. Core personal consumption
expenditures – the Fed’s preferred inflation measure – increased from 3.7% year-over-year to 4.85% between September and
December of 2021.

In the latter case, this was the highest reading since the early 1980s.

The producer price index was also increasing
rapidly – approaching 7% year over year in December of 2021.

This led the Fed to formally declare that their assessment of inflation as “transitory” was no longer the case.
Labor market indicators

also reached new milestones. Initial claims for unemployment insurance breached the 200,000 level
during the fourth quarter of 2021–

the first time this happened since the late 1960s.

Continuing claims for unemployment insurance
reached levels even lower than the lows reached prior to the pandemic, and the unemployment rate reached 3.9% in December, still
0.4% above the lowest level reached prior to the pandemic but below the Fed’s long-term target level and their proxy for full
employment.

The final piece of information was gross domestic product growth of 6.9%

for the fourth quarter, released in January of
2022.

The Fed’s outlook for monetary policy pivoted materially beginning in November of 2021.
The economic data has strengthened further in early 2022.

In particular, measures of inflation have accelerated from the trend of late 2021 and are very broad based, as prices for essentially every category of goods and services are accelerating.

The employment
data has also been very strong, exhibiting little effect from the Omicron variant. The combination of accelerating inflation well above the
Fed’s target level and a very tight labor market have led the market to anticipate the Fed will react aggressively soon. The Fed has
signaled they are about to start an accelerated removal of the extreme monetary accommodation necessitated by the pandemic.

In
January of 2022 the FOMC announced they would end their asset purchases in March of 2022 and were likely to start decreasing the
reinvestment of their U.S. Treasury and RMBS assets as they matured or were repaid starting shortly after their first rate hike.

The first
rate hike is likely to be in March as well. Current pricing in the futures market indicates

the Fed will increase the Fed Funds rate at least
six times by January of 2023 and by approximately 75 basis points more in 2023.
There is a potentially significant geo-political development in the outlook as well.

Russia appears to be threatening to take military
action in the Ukraine.

They have moved over 100,000 troops and significant other military assets such as tanks, combat aircraft,
missile systems, naval forces and medical personnel into areas on the north, east and south of Ukraine. The situation has been
developing since late 2021 and diplomatic efforts to ease tensions in the area do not appear to be working.

The United States and
several NATO allies have sent troops to the region and military supplies to Ukraine.

There is also the possibility hostilities may not be
limited to direct military confrontation.

This may have begun already as reports of cyber attacks throughout Ukraine and other forms of
non-military intervention have occurred. Should the situation deteriorate further and military action lead to a protracted war, there would
likely be an economic impact on Europe and therefore indirectly in the U.S., potentially slowing economic activity at the margin and
possibly lessening the need for the Fed to remove monetary policy as aggressively as expected otherwise.
Legislative Response and the Federal Reserve

Congress passed the CARES Act (described below) quickly in response to the pandemic’s emergence during the spring of 2020.

As provisions of the CARES Act expired and the effects of the pandemic continued

to adversely impact the country, the federal
government passed an additional stimulus package in late December of 2020.

Further, on March 11, 2021, President Biden signed into
law an additional $1.9 trillion coronavirus aid package as part of the American

Rescue Plan Act of 2021.

This law provided for, among
other things, direct payments to most Americans with a gross income of less than $75,000 a year, expansion of the child tax credit, extension of expanded unemployment benefits through September 6, 2021, funding for procurement of vaccines and health providers,
loans to qualified businesses, funding for rental and mortgage assistance and funding for schools. The expanded federal
unemployment benefits expired on September 6, 2021.

In addition, the Fed provided as much support to the markets and the economy as it could within the constraints of its mandate.

During the third quarter of 2020, the Fed unveiled a new monetary policy framework focused on average inflation rate targeting
that allows the Fed Funds rate to remain quite low, even if inflation is expected to temporarily surpass the 2% target level. Further, the
Fed stated they would look past the presence of very tight labor markets,

should they be present at the time.

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

As mentioned above, this policy shift will not likely have an effect on current monetary policy as inflation is now running
considerably higher than the Fed’s 2% target level and the Fed appears likely to move quickly to remove the extreme monetary
accommodation they provided as the pandemic emerged in the U.S. in the spring of 2020.
Interest Rates
At the beginning of 2021,

interest rates were still close to the lowest levels ever observed in 2020.

As the country and economy
emerged from the effects of the pandemic and the federal government and the Fed took unprecedented actions to buttress the
economy from the effects of the pandemic, interest rates increased over the course of the year.

Increases in interest rates were not
uniform over the year as shorter maturity rates, typically more sensitive to anticipated increases in short term rates controlled by the
Fed, increased more than longer term rates.

As inflation accelerated in the fourth quarter of 2021, and even more so in early 2022, this
trend intensified and currently the spread between certain intermediate rates

– such as 5-year and 7-year maturities – trade at yields
only marginally below longer-term rates such as 10-year U.S. Treasuries.

This flattening of the rates curve is typical as the economy strengthens and the market anticipates increases in short-term rates by the Fed. As economic and/or inflation data strengthen and the
market anticipates progressively more increases in short-term rates, this flattening effect intensifies as well. Eventually the rates curve
could actually invert, whereby the intermediate rates mentioned above actually yield more than longer-term rates.

This would occur
when the market anticipates the increases to short-term rates by the Fed will actually slow the economy too much in the future and a
possible recession is on the horizon.

Given the unprecedented nature of the monetary and fiscal stimulus needed to combat the
pandemic and the related supercharged effect on the economy, the current recovery and pending rate increase cycle will be difficult to manage by the Fed and we expect that such an outcome is more likely to occur than in past cycles.
The Agency RMBS Market
As was anticipated,

the Fed announced a tapering of their U.S. Treasury and Agency RMBS asset purchases at their November
2021 meeting.

As described above, the forthcoming data was likely to necessitate an accelerated pace of accommodation removal
and in December of 2021,

and again in January of 2022, the Fed announced revised schedules for tapering.

This means a material
source of demand for Agency RMBS is about to leave the market.

Given Fed purchases are a source of reserves into the banking system, this also means banks, which have also been a material source for Agency RMBS, may also be buying fewer securities.
However, the securities that were the focus of the Fed and bank buying, namely production coupon securities, performed relatively well
during the fourth quarter of 2021.
Total

returns for Agency RMBS for the fourth quarter and full year of 2021 were -0.4%

and -1.2%, respectively.

Agency RMBS
returns generally trailed other major domestic fixed income categories.

High yield debt returned 0.7% and 5.4% for the fourth quarter and full year of 2021, respectively.

Investment grade returns for the same two periods were 0.2% and -1.0%.

Legacy non-Agency
RMBS returns were equal to or exceeded high yield returns.

Relative to comparable duration U.S. Treasuries Agency RMBS returns were -1.0% and -1.6%, respectively for the same two periods.

Again, these returns trailed the same other major domestic fixed-income categories and by comparable amounts.

Within the Agency RMBS 30-year coupons, production coupons – 2.0%

and 2.5% -
outperformed higher, liquid securities – 3.0% and 3.5%, both on an absolute and relative to comparable duration U.S.

Treasury basis
for the fourth quarter of 2021.

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

The Fed has taken a number of other actions to stabilize markets as a result of the impacts of the COVID-19 pandemic. On
Sunday, March 15, 2020, the Fed announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and
Agency MBS markets. Specifically, the Fed announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency MBS. The Fed also lowered the Fed Funds rate to a range of 0.0% – 0.25%, after having already lowered the Fed
Funds rate by 50 bps on March 3, 2020. On June 30, 2020, Fed Chairman Powell

announced expectations to maintain interest rates at
this level until the Fed is confident that the economy has weathered recent events and is on track to achieve maximum employment
and price stability goals. The Federal Open Market Committee (“FOMC”) continued

to reaffirm this commitment at all subsequent
meetings through December of 2021, as well as an intention to allow inflation to climb modestly above their 2% target and maintain that
level for a period sufficient for inflation to average 2% long term. On January 26, 2022, the FOMC reiterated its goals of maximum employment and a 2% long-run inflation rate and stated that, with a strong labor market and inflation well above 2%, it expected it
would soon be appropriate to raise the target federal funds rate.
In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets as
investors liquidated investments in response to the economic crisis resulting from the actions to contain and minimize the impacts of
the COVID-19 pandemic, on the morning of Monday, March 23, 2020, the Fed announced a program to acquire U.S. Treasuries and
Agency MBS in the amounts needed to support smooth market functioning. With these purchases, market conditions improved
substantially, and in early April, the Fed began to gradually reduce the pace of these purchases. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021, it began
tapering its net asset purchases each month, reducing them to $70 billion,

$60 billion and $40 billion of U.S. Treasuries and $35 billion,
$30 billion and $20 billion of Agency MBS in November of 2021, December of

2021 and January of 2022, respectively.

On January 26,
2022, the FOMC announced that it would continue to increase its holdings of U.S. Treasuries by $20 billion per month and its holdings
of Agency RMBS by $10 billion per month for February of 2022 and would end its net asset purchases entirely by early March of 2022.

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

On January 29, 2021, the CDC issued guidance extending
eviction moratoriums for covered persons through March 31, 2021. The FHFA subsequently extended the foreclosure moratorium
begun under the CARES Act for loans backed by Fannie Mae and Freddie

Mac and the eviction moratorium for real estate owned by

Fannie Mae and Freddie Mac until July 31, 2021 and September 30, 2021, respectively. The U.S. Housing and Urban Development
Department subsequently extended the FHA foreclosure and eviction moratoria to

July 31, 2021 and September 30, 2021, respectively.

Despite the expirations of these foreclosure moratoria, a final rule adopted by the CFPB on June 28, 2021 effectively prohibited
servicers from initiating a foreclosure before January 1, 2022 in most instances.
On March 11, 2021, President Biden signed into law an additional $1.9 trillion coronavirus aid package as part of the

American
Rescue Plan Act of 2021.

This law provided for, among other things, direct payments to most Americans with a gross income of less than $75,000 a year, expansion of the child tax credit, extension of expanded unemployment benefits through September

6, 2021,
funding for procurement of vaccines and health providers, loans to qualified businesses,

funding for rental and mortgage assistance
and funding for schools. The expanded federal unemployment benefits expired on September

6, 2021.
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
On September 14,
2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.

On September 15, 2021, the FHFA announced a notice of proposed rulemaking for the purpose of amending the December rule to,
among other things, reduce the Tier 1 capital and risk-weight floor requirements.
In 2017, policymakers announced that LIBOR will be replaced by December

31, 2021. The directive was spurred by the fact that
banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the
liability associated with submitting an unfounded level. However, the ICE Benchmark Administration, in its capacity as administrator of
USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18
months to June 2023.

Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease
entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. The ARRC,

a steering
committee comprised of large U.S. financial institutions, has proposed replacing

USD-LIBOR with a new SOFR, a rate based on U.S.
repo trading. Many banks believe that it may take four to five years to complete the transition to SOFR, despite the December 31, 2021
deadline. We will monitor the emergence of SOFR carefully as it appears likely to become the new benchmark for hedges and a range
of interest rate investments. At this time, however, no consensus exists as to what rate or rates may become accepted alternatives to
LIBOR.
On December 7, 2021, the CFPB released a final rule that amends Regulation

Z, which implemented the Truth in Lending Act,
aimed at addressing cessation of LIBOR for both closed-end (e.g., home mortgage) and open-end (e.g., home equity line of credit)
products. The rule, which mostly becomes effective in April of 2022, establishes requirements for the selection of replacement indices
for existing LIBOR-linked consumer loans. Although the rule does not mandate the use of SOFR as the alternative rate, it identifies
SOFR as a comparable rate for closed-end products and states that for open-end products,

the CFPB has determined that ARRC’s
recommended spread-adjusted indices based on SOFR for consumer products to replace the one-month, three-month, or six-month

USD LIBOR index “have historical fluctuations that are substantially similar to those of the LIBOR indices that they are intended to
replace.” The CFPB reserved judgment, however, on a SOFR-based spread-adjusted replacement index to replace the one-year USD
LIBOR until it obtained additional information.

On December 8, 2021, the House of Representatives passed the Adjustable Interest

Rate (LIBOR) Act of 2021 (H.R. 4616) (the
“LIBOR Act”), which provides for a statutory replacement benchmark rate for contracts that use LIBOR as a benchmark and do not
contain any fallback mechanism independent of LIBOR. Pursuant to the LIBOR

Act, SOFR becomes the new benchmark rate by
operation of law for any such contract. The LIBOR Act establishes a safe harbor from litigation for claims arising out of or related to the
use of SOFR as the recommended benchmark replacement. The LIBOR Act makes clear that it should not be construed to disfavor the
use of any benchmark on a prospective basis.
The LIBOR Act also attempts to forestall challenges that it is impairing contracts. It provides that the discontinuance of LIBOR and
the automatic statutory transition to a replacement rate neither impairs or affects the rights of a party to receive payment under such
contracts, nor allows a party to discharge their performance obligations or to declare a breach of contract. It amends the Trust
Indenture Act of 1939 to state that the “the right of any holder of any indenture security to receive payment of the principal of and interest on such indenture security shall not be deemed to be impaired or affected” by application of the LIBOR Act to any indenture
security.

On December 9, 2021, the United States Senate referred the LIBOR Act to the Committee on Banking, Housing and Urban
Affairs.
One-week and two-month U.S. dollar LIBOR rates phased out on December 31,

2021, but other U.S. dollar tenors may continue
until June 30, 2023. We will monitor the emergence of SOFR carefully as it appears likely to become the new benchmark for hedges
and a range of interest rate investments. At this time, however, no consensus exists as to what rate or rates may become accepted
alternatives to LIBOR.
Effective January 1, 2021, Fannie Mae, in alignment with Freddie Mac, extended the timeframe for its delinquent loan buyout
policy for Single-Family Uniform Mortgage-Backed Securities (UMBS)

and Mortgage-Backed Securities (MBS) from four consecutively missed monthly payments to twenty-four consecutively missed monthly payments (i.e.,

24 months past due). This new timeframe
applied to outstanding single-family pools and newly issued single-family pools and was first reflected when January 2021 factors were
released on the fourth business day in February 2021.

For Agency RMBS investors, when a delinquent loan is bought out of a pool of mortgage loans, the removal of the loan from the
pool is the same as a total prepayment of the loan.

The respective GSEs anticipated, however, that delinquent loans will be repurchased in most cases before the 24-month deadline under one of the following exceptions listed below.
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
•

a loan referred to foreclosure.
Because of these exceptions, the GSEs believe based on prevailing assumptions and market conditions this change will have only
a marginal impact on prepayment speeds, in aggregate. Cohort level impacts may vary. For example, more than half of loans referred
to foreclosure are historically referred within six months of delinquency. The degree to which speeds are affected depends on delinquency levels, borrower response, and referral to foreclosure timelines.
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

This is because a
principal prepayment accelerates the effective term of an Agency RMBS, which would shorten the period during which an investor
would receive above-market returns (assuming the yield on the prepaid asset is higher than market yields). Also, prepayment proceeds
may not be able to be reinvested in similar-yielding assets. Agency RMBS backed by mortgages with high interest rates are more
susceptible to prepayment risk because holders of those mortgages are most likely to refinance to a lower rate. IOs and IIOs, however, may be the types of Agency RMBS most sensitive to increased prepayment rates. Because the holder of an IO or IIO receives no
principal payments, the values of IOs and IIOs are entirely dependent on the existence of a principal balance on the underlying
mortgages. If the principal balance is eliminated due to prepayment, IOs and IIOs essentially become worthless. Although increased
prepayment rates can negatively affect the value of our IOs and IIOs, they have the opposite effect on POs. Because POs act like zero-
coupon bonds, meaning they are purchased at a discount to their par value and have an effective interest rate based on the discount
and the term of the underlying loan, an increase in prepayment rates would reduce the effective term of our POs and accelerate the
yields earned on those assets, which would increase our net income.
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
RMBS market, but announced a tapering of these purchases in November 2021.

The Fed’s reduction of these purchases could
negatively impact our investment portfolio. Further, the moratoriums on foreclosures and evictions described above will likely delay
potential defaults on loans that would otherwise be bought out of Agency MBS pools as described above.

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
Effects on our borrowing costs
We leverage our PT RMBS portfolio and a portion of our structured Agency RMBS with principal balances through the use of short-
term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets. An
increase in the Fed Funds rate or LIBOR would increase our borrowing costs,

which could affect our interest rate spread if there is no
corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency RMBS backed
by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may
change.
In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps,
which economically convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as
Eurodollar, Fed Funds and T-Note futures contracts or interest rate swaptions.
Summary
The country and economy currently appear to be on the verge of recovering from the COVID-19 pandemic.

While the virus
continues to infect people and often results in hospitalizations and deaths,

the effect on economic activity has decreased materially.

Coupled with unprecedented monetary and fiscal policy, the most significant combination of the two since the Second World War, the fading effect of the pandemic is clearly causing the economy to run at unsustainable levels, resulting in very tight labor markets and the
highest levels of inflation in decades. The Fed has begun the rapid transformation from accommodation to constraint and will likely
begin raising short-term rates at their meeting in March of 2022.

Currently the market anticipates the Fed will continue to raise rates throughout the year and into 2023, possibly by as much as 200 basis points.

Further, they are rapidly winding down their asset
purchases and will likely stop asset purchases altogether – possibly by the end of the year – as they begin the process of “normalizing”
the size of their balance sheet.

Market experts estimate the Fed may have to shrink the size of their balance sheet by up to $4 trillion,
and over a much shorter time frame than the last time they did so over the period from 2017 to 2019.

The effect of these developments
on the level of interest rates has been a material flattening of the U.S. Treasury curve, whereby short and intermediate term rates rise
and more so relative to longer maturity U.S. Treasuries.

For the Company,

this means our funding costs are likely to rise materially over the course of 2022 and possibly into 2023.

While
longer-term maturities have not risen as much as short and intermediate term rates,

they have risen and refinancing and purchase
activity in the residential housing market is likely to slow. If this occurs, it would slow premium amortization on the Company’s Agency
RMBS securities. The net effect of higher funding costs and slower premium amortization will depend on the extent and timing of both,
but may reduce the Company’s net interest income, and perhaps meaningfully so, over this period.

To the

extent geo-political events unfold, such as the current crisis in

Ukraine, the Fed may have to alter their monetary policy
decisions over the course of 2022 and beyond.

However, given the level of inflation and strength of the economy at present, such developments would likely have to be severe in order to meaningfully impact the path of monetary policy over the near-term.
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
Mortgage-Backed Securities

Our investments in Agency RMBS are accounted for at fair value. We acquire our Agency

RMBS for the purpose of generating
long-term returns, and not for the short-term investment of idle capital.

As discussed in Note 12 to the financial statements, our Agency RMBS are valued using

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
Our futures contracts are Level 1 valuations, as
they are exchange-traded instruments and quoted market prices are readily available.
Our interest rate swaps,

interest rate swaptions
and TBA securities are Level 2 valuations. The fair value of interest rate swaps is determined using a discounted cash flow approach
using forward market interest rates and discount rates, which are observable inputs. The fair value of interest rate swaptions is
determined using an option pricing model. The fair value of our TBA securities are determined by the Company based on independent pricing sources and/or third party broker quotes, similar to how the fair value of our Agency RMBS is derived, as discussed above.
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
Capital Expenditures
At December 31, 2021,

we had no material commitments for capital expenditures.
Dividends
In addition to other requirements that must be satisfied to continue to qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding
any net capital gains. REIT taxable income (loss) is computed in accordance with the Code, and can be greater than or less than our
financial statement net income (loss) computed in accordance with GAAP. These book to tax differences primarily relate to the recognition of interest income on RMBS, unrealized gains and losses on

RMBS, and the amortization of losses on derivative
instruments that are treated as funding hedges for tax purposes.
We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of
our IPO.
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $ 1.395 $ 4,662
2014 2.160 22,643

2015 1.920 38,748
2016 1.680 41,388
2017 1.680 70,717
2018 1.070 55,814
2019 0.960 54,421
2020 0.790 53,570
2021 0.780 97,601
2022 YTD
(1)
0.110 19,502
Totals $ 12.545 $ 459,066
(1)
On January 13, 2022, the Company declared a dividend of $0.055 per share to be paid on February 24, 2022. On February 16, 2022, the
Company declared a dividend of $0.055 per share to be paid on March 29,

2022. The dollar amount of the dividend declared in February 2022 is estimated based on the number of shares outstanding at February

25, 2022. The effects of these dividends are included in the table above
but are not reflected in the Company’s financial statements as of December

31, 2021.
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
The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge
positions as of December 31, 2021 and December 31, 2020, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise
50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions).

It is not at all uncommon for us to have losses in both directions.
All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset
value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of
December 31, 2021 and 2020.

Actual results could differ materially from estimates , especially in the current market environment. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ
materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were
employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency securities as a part of our
overall management of our investment portfolio.
Interest Rate Sensitivity
(1)
Portfolio
Market Book
Change in Interest Rate Value
(2)(3)
Value
(2)(4)
As of December 31, 2021
-200 Basis Points (2.01)% (17.00)%
-100 Basis Points (0.33)% (2.76)%
-50 Basis Points 0.19% 1.59%
+50 Basis Points (0.48)% (4.04)%

+100 Basis Points (1.64)% (13.91)%
+200 Basis Points (4.79)% (40.64)%
As of December 31, 2020
-200 Basis Points 2.43% 21.85%
-100 Basis Points 1.35% 12.08%
-50 Basis Points 0.69% 6.18%
+50 Basis Points (0.90)% (8.03)%
+100 Basis Points (2.39)% (21.42)%
+200 Basis Points (4.95)% (44.44)%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase
agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2021,
we had unrestricted cash and cash equivalents of $385.1 million and unpledged securities of approximately $4.7 million (not including

unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our
derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing
an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew

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
Counterparty Credit Risk
We are exposed to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties
to our repurchase agreements and derivative contracts fail to perform their obligations under such agreements. The amount of assets
we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such
assets as well as the value of our derivative contracts. In the event of a default by a counterparty, we may not receive payments
provided for under the terms of our agreements and may have difficulty obtaining our assets pledged as collateral under such
agreements. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged
based on changes in market value, and we limit our counterparties to registered central clearing exchanges and major financial
institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting collateral posted as required.
However, there is no guarantee our efforts to manage counterparty credit risk will be successful and we could suffer significant losses if unsuccessful.

ITEM 8. FINANCIAL

STATEMENTS AND SUPPLEMENTARY

DATA
Index to

Financial

Statements
Page
Report of

Independent

Registered

Public Accounting

Firm (
BDO USA, LLP
;

West Palm Beach, FL
; PCAOB ID#
243
) 80
Balance Sheets 82
Statements

of Operations
83
Statements

of Stockholders’

Equity
84
Statements

of Cash Flows
85
Notes to

Financial

Statements
86

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”)

as of December 31, 2021 and
2020, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended
December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial
statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020,

and the
results of its operations and its cash flows for each of the three years in the period ended December 31, 2021
,

in conformity with
accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board (United States)
(“PCAOB”), the Company's internal control over financial reporting as of December

31, 2021, based on criteria established in
Internal
Control – Integrated Framework (2013)

issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)
and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Valuation of Investments in Mortgage-Backed Securities

As described in Notes 1 and 12 to the financial statements, the Company accounts for its Level 2 mortgage-backed securities at fair
value, which totaled $6.5 billion at December 31, 2021.    The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including
observing the most recent market for like or identical assets (including security coupon rate, maturity, yield, prepayment speed), market credit spreads, and model driven approaches.

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

The primary procedures we performed to address this critical audit matter included:

● Testing the design, implementation, and operating effectiveness of controls relating to the valuation of mortgaged-backed securities, including controls over management’s process to select the price from multiple pricing sources.

● Reviewing the range of values used for each investment position, and assessing the price selected for management bias by comparing the price to the high, low and average of the range of pricing sources.

● Testing the reasonableness of fair values determined by management by comparing the fair value of certain securities to recent transactions, if applicable.

● Utilizing
personnel with specialized knowledge and skill in valuation to develop an independent estimate of the fair value of
each investment position by considering the stated security coupon rate,

yield, maturity, and prepayment speeds, and
comparing to the fair value used by management.

/s/ BDO USA, LLP
Certified Public Accountants
We have served as the Company's auditor since 2011.
West Palm Beach, Florida
February 25, 2022

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)
December 31, 2021 December 31, 2020
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $
6,506,372
$
6,511,095
$
3,726,895
and $
3,719,906
, respectively)
U.S. Treasury Notes, at fair value (includes pledged assets of
$29,740

and $
0
, respectively)
37,175
-
Cash and cash equivalents
385,143
220,143
Restricted cash
65,299
79,363
Accrued interest receivable
18,859
9,721
Derivative assets
50,786
20,999
Receivable for securities sold, pledged to counterparties
-
414
Other assets
320
516
Total Assets $
7,068,677
$
4,058,051
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
6,244,106
$
3,595,586
Dividends payable
11,530
4,970
Derivative liabilities
7,589
33,227
Accrued interest payable
788
1,157
Due to affiliates
1,062
632
Other liabilities
35,505
7,188
Total Liabilities
6,300,580
3,642,760

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
100,000,000

shares authorized; no shares issued
and outstanding as of December 31, 2021 and December 31, 2020
-
-
Common Stock, $
0.01

par value;
500,000,000

shares authorized,
176,993,049
shares issued and outstanding as of December 31, 2021 and
76,073,317

shares issued
and outstanding as of December 31, 2020
1,770
761
Additional paid-in capital
849,081
432,524
Accumulated deficit
(82,754)
(17,994)
Total Stockholders' Equity
768,097
415,291
Total Liabilities

and Stockholders' Equity
$
7,068,677
$
4,058,051
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS

OF OPERATIONS
For the Years Ended December 31, 2021,

2020 and 2019
($ in thousands, except per share data)
2021 2020 2019
Interest income $
134,700
$
116,045
$
142,324
Interest expense
(7,090)
(25,056)
(83,666)
Net interest income
127,610
90,989
58,658
Realized losses on mortgage-backed securities
(5,542)
(24,986)
(10,877)
Unrealized (losses) gains on mortgage-backed securities and U.S. Treasury

Notes
(198,454)
25,761
38,045
Gains (losses) on derivative instruments
26,877
(79,092)
(51,176)
Net portfolio (loss) income
(49,509)
12,672
34,650
Expenses:
Management fees
8,156
5,281
5,528
Allocated overhead
1,632
1,514
1,380
Incentive compensation
1,132
38
115
Directors' fees and liability insurance
1,169
998
998
Audit, legal and other professional fees
1,112
1,045
1,105
Direct REIT operating expenses
1,475
1,057
997
Other administrative
575
611
262
Total expenses
15,251
10,544
10,385
Net (loss) income $
(64,760)
$
2,128
$
24,265
Basic and diluted net (loss) income per share $
(0.54)
$
0.03
$
0.43
Weighted Average Shares Outstanding
121,144,326
67,210,815
56,328,027
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS

OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2021,

2020 and 2019
(in thousands)
Additional Retained
Common Stock Paid-in Earnings
Shares Par Value Capital (Deficit) Total
Balances, January 1, 2019
49,132
$
491
$
379,975
$
(44,387)
$
336,079
Net income -
-
-
24,265
24,265
Cash dividends declared -
-
(54,421)
-
(54,421)
Issuance of common stock pursuant to public offerings, net
14,377
145
92,169
-
92,314
Stock based awards and amortization
23
-
294
-
294
Shares repurchased and retired
(470)
(5)
(3,019)
-
(3,024)
Balances, December 31, 2019
63,062
631
414,998
(20,122)
395,507
Net income -
-
-
2,128
2,128
Cash dividends declared -
-
(53,570)
-
(53,570)
Issuance of common stock pursuant to public offerings, net
13,019
130
70,920
-
71,050
Stock based awards and amortization
12
-
244
-
244
Shares repurchased and retired
(20)
-
(68)
-
(68)
Balances, December 31, 2020
76,073
761
432,524
(17,994)
415,291
Net loss -
-
-
(64,760)
(64,760)
Cash dividends declared -
-
(97,601)
-
(97,601)
Issuance of common stock pursuant to public offerings, net
100,828
1,008
513,051
-
514,059
Stock based awards and amortization
92
1
1,107
-
1,108
Balances, December 31, 2021
176,993
$
1,770
$
849,081
$
(82,754)
$
768,097
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS

OF CASH FLOWS
For the Years Ended December 31, 2021,

2020 and 2019
($ in thousands)
2021 2020 2019
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net (loss) income $
(64,760)
$
2,128
$
24,265
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation
772
244
294
Realized and unrealized losses (gains) on mortgage-backed securities
203,731
(775)
(27,168)
Unrealized losses on U.S. Treasury Notes
265
-
-
Realized and unrealized (gains) losses on derivative instruments
(35,350)
58,891
45,207
Changes in operating assets and liabilities:
Accrued interest receivable
(9,138)
2,683
837
Other assets
196
(446)
80
Accrued interest payable
(369)
(9,944)
4,656
Other liabilities
663
2,583
22
Due to affiliates
430
10
(32)
NET CASH PROVIDED BY OPERATING

ACTIVITIES
96,440
55,374
48,161
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(6,430,725)
(4,859,434)
(4,241,822)
Sales
2,851,708
4,200,536
3,321,206
Principal repayments
591,086
523,699
594,833
Purchases of U.S. Treasury Notes
(37,440)
-
-
Net proceeds from reverse repurchase agreements
-
30
-
Net Proceeds from (payments on) on derivative instruments
8,571
(64,171)
(29,023)
NET CASH USED IN INVESTING ACTIVITIES
(3,016,800)
(199,340)
(354,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
35,950,241
33,140,625
45,595,010
Principal payments on repurchase agreements
(33,301,721)
(32,993,145)
(45,171,956)
Cash dividends
(90,984)
(53,645)
(53,307)
Proceeds from issuance of common stock, net of issuance costs
514,059
71,050
92,314
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes
(299)
(68)
(3,024)
NET CASH PROVIDED BY FINANCING ACTIVITIES
3,071,296
164,817
459,037
NET INCREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
150,936
20,851
152,392
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
299,506
278,655
126,263
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
450,442
$
299,506
$
278,655
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
7,458
$
35,000
$
79,010
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

J.P.

Morgan exercised in full on January
21, 2021. The closing of the offering of
8,740,000

shares of the Company’s common stock occurred on January 25, 2021, with proceeds to the Company of approximately $
45.2

million, after deduction of underwriting discounts and commissions and other
estimated offering expenses.
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
50.0

million, after
deduction of underwriting discounts and commissions and other estimated offering expenses.
On June 22, 2021, Orchid entered into an equity distribution agreement (the “June

2021 Equity Distribution Agreement”) with four
sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $
250,000,000

of
shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated
transactions. The Company issued a total of
49,407,336

shares under the June 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $
250.0

million, and net proceeds of approximately $
246.0

million, after commissions and fees,
prior to
its termination in October 2021.

On October 29, 2021, Orchid entered into an equity distribution agreement (the

“October 2021 Equity Distribution Agreement”) with
four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $
250,000,000

of
shares of the Company’s common stock in transactions that are deemed to be “at the market”

offerings and privately negotiated
transactions.

Through December 31, 2021, the Company issued a total of
15,835,700

shares under the October 2021 Equity
Distribution Agreement for aggregate gross proceeds of approximately $
78.3

million, and net proceeds of approximately $
77.0

million,
after commissions and fees.
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

31, 2021.
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
(in thousands)
December 31, 2021 December 31, 2020
Cash and cash equivalents $
385,143
$
220,143
Restricted cash
65,299
79,363
Total cash, cash equivalents

and restricted cash
$
450,442
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
The Company

records securities

transactions

on the trade

date. Security

purchases

that have

not settled

as of the

balance sheet

date
are included

in the portfolio

balance with

an offsetting

liability

recorded,

whereas securities

sold that

have not

settled as

of the balance
sheet date

are removed

from the

portfolio

balance with

an offsetting

receivable

recorded.
Fair value

is defined

as the price

that would

be received

to sell the

asset or

paid to transfer

the liability

in an orderly

transaction
between market

participants

at the measurement

date.

The fair

value measurement

assumes

that the

transaction

to sell the

asset or
transfer

the liability

either occurs

in the principal

market for

the asset

or liability, or

in the absence

of a principal

market, occurs

in the most
advantageous

market for

the asset

or liability. Estimated

fair values

for RMBS

are based

on independent

pricing sources

and/or third

party
broker quotes,

when available.

Estimated

fair values

for U.S.

Treasury Notes

are based

on quoted

prices for

identical

assets in

active
markets.
Income on

PT RMBS

securities

and U.S.

Treasury Notes

is based on

the stated

interest

rate of the

security. Premiums

or discounts
present at

the date

of purchase

are not amortized.

Premium lost

and discount

accretion

resulting

from monthly

principal

repayments

are
reflected

in unrealized

gains (losses)

on RMBS

in the statements

of operations.

For IO securities,

the income

is accrued

based on

the
carrying value

and the effective

yield. The

difference

between income

accrued and

the interest

received on

the security

is characterized

as
a return

of investment

and serves

to reduce

the asset’s

carrying

value. At

each reporting

date, the

effective yield

is adjusted

prospectively
for future

reporting

periods

based on

the new estimate

of prepayments

and the contractual

terms of

the security. For

IIO securities,
effective

yield and

income recognition

calculations

also take

into account

the index

value applicable

to the security.

Changes

in fair value
of RMBS

during each

reporting

period are

recorded

in earnings

and reported

as unrealized

gains or

losses on

mortgage-backed

securities
in the accompanying

statements

of operations.

Derivative Financial Instruments

The Company

uses derivative

and other

hedging instruments

to manage

interest

rate risk,

facilitate

asset/liability

strategies

and
manage other

exposures,

and it may

continue to

do so in the

future.

The principal

instruments

that the

Company has

used to date

are
Treasury Note

(“T-Note”),

Fed Funds

and Eurodollar

futures contracts,

short positions

in U.S.

Treasury securities,

interest

rate swaps,
options to

enter in

interest

rate swaps

(“interest

rate swaptions”)

and TBA

securities

transactions,

but the Company

may enter

into other
derivative

and other

hedging instruments

in the future.

The Company

accounts for

TBA securities

as derivative

instruments.

Gains and

losses associated

with TBA

securities

transactions
are reported

in gain (loss)

on derivative

instruments

in the accompanying

statements

of operations.
Derivative

and other

hedging instruments

are carried

at fair value,

and changes

in fair value

are recorded

in earnings

for each

period.
The Company’s

derivative

financial

instruments

are not designated

as hedge

accounting

relationships,

but rather

are used as

economic
hedges of

its portfolio

assets and

liabilities.

Gains and

losses on

derivatives,

except those

that result

in cash receipts

or payments,

are
included in

operating

activities

on the statement

of cash flows.

Cash payments

and cash receipts

from settlements

of derivatives,

including
current period

net cash settlements

on interest

rate swaps,

is classified

as an investing

activity

on the statements

of cash flows.
Holding derivatives

creates exposure

to credit

risk related

to the potential

for failure

on the part

of counterparties

and exchanges

to
honor their

commitments.

In the event

of default

by a counterparty,

the Company

may have

difficulty recovering

its collateral

and may not
receive payments

provided

for under

the terms

of the agreement.

The Company’s

derivative

agreements

require it

to post or

receive
collateral

to mitigate

such risk.

In addition,

the Company

uses only

registered

central clearing

exchanges

and well-established

commercial
banks as counterparties,

monitors

positions

with individual

counterparties

and adjusts

posted collateral

as required.
Financial

Instruments
The fair

value of financial

instruments

for which

it is practicable

to estimate

that value

is disclosed,

either in

the body

of the financial
statements

or in the

accompanying

notes. RMBS,

Eurodollar,

Fed Funds

and T-Note futures

contracts,

interest

rate swaps,

interest

rate
swaptions

and TBA

securities

are accounted

for at fair

value in the

balance sheets.

The methods

and assumptions

used to

estimate fair
value for

these instruments

are presented

in Note 12

of the financial

statements.
The estimated

fair value

of cash and

cash equivalents,

restricted

cash, accrued

interest

receivable,

receivable

for securities

sold,
other assets,

due to affiliates,

repurchase

agreements,

payable for

unsettled

securities

purchased,

accrued interest

payable and

other
liabilities

generally

approximates

their carrying

values as

of December

31, 2021

and December

31, 2020

due to the

short-term

nature of
these financial

instruments.

Repurchase

Agreements
The Company

finances the

acquisition

of the majority

of its RMBS

through the

use of repurchase

agreements

under master
repurchase

agreements.

Repurchase

agreements

are accounted

for as collateralized

financing

transactions,

which are

carried at

their
contractual

amounts,

including

accrued interest,

as specified

in the respective

agreements.
Reverse

Repurchase

Agreements

and Obligations

to Return

Securities

Borrowed

under Reverse

Repurchase

Agreements
The Company

borrows securities

to cover

short sales

of U.S.

Treasury securities

through reverse

repurchase

transactions

under our
master repurchase

agreements.

We account

for these

as securities

borrowing

transactions

and recognize

an obligation

to return

the
borrowed

securities

at fair value

on the balance

sheet based

on the value

of the underlying

borrowed

securities

as of the

reporting

date.
The securities

received as

collateral

in connection

with our

reverse repurchase

agreements

mitigate

our credit

risk exposure

to
counterparties.

Our reverse

repurchase

agreements

typically

have maturities

of 30 days

or less.

Manager Compensation
The Company

is externally

managed

by Bimini

Advisors,

LLC (the

“Manager”

or “Bimini

Advisors”),

a Maryland

limited liability
company and

wholly-owned

subsidiary

of Bimini.

The Company’s

management

agreement

with the

Manager provides

for payment

to the
Manager of

a management

fee and reimbursement

of certain

operating

expenses,

which are

accrued and

expensed during

the period

for
which they

are earned

or incurred.

Refer to

Note 13 for

the terms

of the management

agreement.
Earnings

Per Share
Basic earnings

per share

(“EPS”)

is calculated

as net income

or loss attributable

to common

stockholders

divided by

the weighted
average number

of shares

of common

stock outstanding

or subscribed

during the

period. Diluted

EPS is calculated

using the

treasury
stock or two-class

method, as

applicable,

for common

stock equivalents,

if any. However, the

common stock

equivalents

are not

included
in computing

diluted EPS

if the result

is anti-dilutive.

Stock-Based

Compensation
The Company

may grant

equity-based

compensation

to non-employee

members of

its board

of directors

and to the

executive

officers
and employees

of the Manager.

Stock-based

awards issued

include Performance

Units, Deferred

Stock Units

and immediately

vested
common stock

awards. Compensation

expense is

measured

and recognized

for all stock-based

payment awards

made to employees

and
non-employee

directors

based on

the fair

value of our

common stock

on the date

of grant.

Compensation

expense is

recognized

over each
award’s respective

service period

using the

graded vesting

attribution

method. We

do not estimate

forfeiture

rates; rather,

we adjust

for
forfeitures

in the periods

in which

they occur.
Income Taxes
Orchid elected and is organized and operated so as to qualify to be taxed as a REIT under the Code.

REITs are generally not
subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders all of their REIT taxable
income on an annual basis.

A REIT must distribute at least 90% of its REIT taxable income,

determined without regard to the
deductions for dividends paid and excluding net capital gain, and meet other requirements of the Code to retain its tax status.
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
NOTE 2.

MORTGAGE-BACKED SECURITIES AND U.S. TREASURY NOTES
The following

table presents

the Company’s

RMBS portfolio

as of December

31, 2021

and December

31, 2020:
(in thousands)
December 31, 2021 December 31, 2020
Pass-Through RMBS Certificates:
Fixed-rate Mortgages

$
6,298,189
$
3,560,746
Fixed-rate CMOs
-
137,453
Total Pass-Through

Certificates
6,298,189
3,698,199
Structured RMBS Certificates:
Interest-Only Securities
210,382
28,696
Inverse Interest-Only Securities
2,524
-
Total Structured

RMBS Certificates
212,906
28,696
Total $
6,511,095
$
3,726,895
As of December

31, 2021,

the Company

held U.S.

Treasury Notes

with a fair

value of approximately

$37.2 million,

primarily

to satisfy
collateral

requirements

of one of

its derivative

counterparties.

The Company

did not hold

any U.S.

Treasury Notes

as of December

31,
2020.
The following

table is a

summary of

our net gain

(loss) from

the sale of

mortgage-backed

securities

for the years

ended December

31,
2021, 2020

and 2019.
(in thousands)
2021 2020 2019
Total Total Total
Carrying value of RMBS sold $
2,857,250
$
4,225,522
$
3,332,083
Proceeds from sales of RMBS 2,851,708 4,200,536 3,321,206
Net (loss) gain on sales of RMBS $
(5,542)
$
(24,986)
$
(10,877)
Gross gain on sales of RMBS $
7,930
$
8,678
$
2,177
Gross loss on sales of RMBS
(13,472)
(33,664)
(13,054)
Net gain (loss) on sales of RMBS $
(5,542)
$
(24,986)
$
(10,877)
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

Company. As of

December

31, 2021,

the Company

had met all

margin call
requirements.

As of December

31, 2021

and 2020,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized

below:
($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
December 31, 2021
Fair market value of securities pledged, including
accrued interest receivable $
-
$
4,624,396
$
1,848,080
$
52,699
$
6,525,175
Repurchase agreement liabilities associated with
these securities $
-
$
4,403,182
$
1,789,327
$
51,597
$
6,244,106
Net weighted average borrowing rate -
0.15%
0.13%
0.15%
0.15%
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
57.3

million and

$
58.8

million
as of December

31, 2021

and 2020,

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
338.3
million.

The Company

did not

have an amount

at risk with

any individual

counterparty

that was

greater than

10% of the

Company’s equity
at December

31, 2021

and 2020
.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS
The table

below summarizes

fair value

information

about our

derivative

and other

hedging instruments

assets and

liabilities

as of
December

31, 2021

and 2020.
(in thousands)
Derivative and Other Hedging Instruments Balance Sheet Location December 31, 2021 December 31, 2020
Assets
Interest rate swaps Derivative assets, at fair value $
29,293
$
7
Payer swaptions (long positions) Derivative assets, at fair value
21,493
17,433
TBA securities Derivative assets, at fair value
-
3,559
Total derivative

assets, at fair value
$
50,786
$
20,999
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
2,862
$
24,711
Payer swaptions (short positions) Derivative liabilities, at fair value
4,423
7,730
TBA securities Derivative liabilities, at fair value
304
786
Total derivative

liabilities, at fair value
$
7,589
$
33,227
Margin Balances Posted to (from) Counterparties
Futures contracts Restricted cash $
8,035
$
489
TBA securities Restricted cash
-
284
TBA securities Other liabilities
(856)
(2,520)
Interest rate swaption contracts Other liabilities
(6,350)
(3,563)
Interest rate swap contracts Restricted cash
-
19,761
Total margin

balances on derivative contracts
$
829
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
2021 and

2020.

($ in thousands)
December 31, 2021
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
U.S. Treasury Note Futures Contracts

(Short Positions)
(2)
March 2022 5-year T-Note futures
(Mar 2022 - Mar 2027 Hedge Period) $
369,000
1.56%
1.62%
$
1,013
March 2022 10-year Ultra futures
(Mar 2022 - Mar 2032 Hedge Period) $
220,000
1.22%
1.09%
$
(3,861)

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
(2)
5-Year T-Note

futures contracts were valued at a price of $
120.98

at December 31, 2021 and $
126.16

at December 31, 2020.

The contract
values of the short positions were $
446.4

million and $
87.1

million at December 31, 2021 and December 31, 2020, respectively.

10-Year Ultra
futures contracts were valued at price of $
146.44

at December 31, 2021. The contract value of the short position was $
322.2

million at
December 31, 2021.
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

31, 2021 and

2020.
($ in thousands)
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
December 31, 2021
Expiration > 3 to ≤ 5 years $
955,000
0.64%
0.16%
$
21,788
4.0
Expiration > 5 years $
400,000
1.16%
0.21%
$
4,643
7.3
$
1,355,000
0.79%
0.18%
$
26,431
5.0
December 31, 2020
Expiration > 1 to ≤ 3 years $
620,000
1.29%
0.22%
$
(23,760)
3.6
Expiration > 3 to ≤ 5 years
200,000
0.67%
0.23%
(944)
6.4
$
820,000
1.14%
0.23%
$
(24,704)
4.3
The table

below presents

information

related to

the Company’s

interest

rate swaption

positions

at December

31, 2021

and 2020.
($ in thousands)
Option Underlying Swap
Weighted Average Weighted
Average Average Adjustable Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
December 31, 2021
Payer Swaptions (long positions)
≤ 1 year $
4,000
$
1,575
3.2
400,000
1.66%
3 Month
5.0
> 1 year ≤ 2 years
32,690
19,918
18.4
1,258,500
2.46%
3 Month
14.1
$
36,690
$
21,493
14.7
$
1,658,500
2.27%
3 Month
11.9
Payer Swaptions (short positions)
≤ 1 year $
(16,185)
$
(4,423)
5.3
$
(1,331,500)
2.29%
3 Month
11.4
December 31, 2020

Payer Swaptions (long positions)
≤ 1 year $
3,450
$
5
2.5
500,000
0.95%
3 Month
4.0
> 1 year ≤ 2 years
13,410
17,428
17.4
675,000
1.49%
3 Month
12.8
$
16,860
$
17,433
11.0
$
1,175,000
1.26%
3 Month
9.0
Payer Swaptions (short positions)
≤ 1 year $
(4,660)
$
(7,730)
5.4
$
(507,700)
1.49%
3 Month
12.8
The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2021 and 2020.
($ in thousands)
Notional Net
Amount Cost Market Carrying
Long (Short)
(1)
Basis
(2)
Value
(3)
Value
(4)
December 31, 2021
30-Year TBA securities:
3.0% $
(575,000)
$
(595,630)
$
(595,934)
$
(304)
Total $
(575,000)
$
(595,630)
$
(595,934)
$
(304)
December 31, 2020
30-Year TBA securities:
2.0% $
465,000
$
479,531
$
483,090
$
3,559
3.0%
(328,000)
(342,896)
(343,682)
(786)
Total $
137,000
$
136,635
$
139,408
$
2,773
(1)
Notional amount represents the par value (or principal balance) of the underlying

Agency RMBS.
(2)
Cost basis represents the forward price to be paid (received) for the underlying

Agency RMBS.
(3)
Market value represents the current market value of the TBA securit ies (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported
in derivative assets (liabilities),

at fair value in our balance sheets.
Gain (Loss) From Derivative and Other Hedging Instruments, Net
The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the years ended December 31, 2021, 2020 and 2019.
(in thousands)
2021 2020 2019
Eurodollar futures contracts (short positions) $
(10)
$
(8,337)
$
(13,860)
U.S. Treasury Note futures contracts (short position)
(846)
(4,707)
(5,175)
Fed Funds futures contracts (short positions)
-
-
177
Interest rate swaps
23,613
(66,212)
(26,582)
Payer swaptions (long positions)
(2,580)
98
(1,379)
Payer swaptions (short positions)
9,062
(3,070)
-
Interest rate floors
2,765
-
-
TBA securities (short positions)
3,432
(6,719)
(6,264)
TBA securities (long positions)
(8,559)
9,950
1,907
U.S. Treasury securities (short positions)
-
(95)
-
Total $
26,877
$
(79,092)
$
(51,176)
Credit Risk-Related Contingent Features
The

use

of

derivatives

and

other

hedging

instruments

creates

exposure

to

credit

risk

relating

to

potential

losses

that

could

be
recognized in the event

that the counterparties to these

instruments fail to perform their

obligations under the contracts. We

attempt to
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

31, 2021

and 2020.
(in thousands)
December 31, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
6,294,102
$
-
$
6,294,102
$
3,692,811
$
-
$
3,692,811
Structured RMBS - fair value
212,270
-
212,270
27,095
-
27,095
U.S. Treasury Notes
-
29,740
29,740
- - -
Accrued interest on pledged securities
18,804
13
18,817
9,636
-
9,636
Restricted cash
57,264
8,035
65,299
58,829
20,534
79,363
Total $
6,582,440
$
37,788
$
6,620,228
$
3,788,371
$
20,534
$
3,808,905
Assets Pledged

from Counterparties
The table

below summarizes

assets pledged

to us from

counterparties

under our

repurchase

agreements

and derivative

agreements
as of December

31, 2021

and 2020.
(in thousands)
December 31, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Total Agreements Agreements Total
Cash $
4,339
$
7,206
$
11,545
$
120
$
6,083
$
6,203
U.S. Treasury securities - fair value
-
-
-
253
-
253
Total $
4,339
$
7,206
$
11,545
$
373
$
6,083
$
6,456
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

31, 2021

and 2020.
(in thousands)
Offsetting of Assets
Gross Amount Not
Net Amount Offset in the Balance Sheet
of Assets Financial
Gross Amount Gross Amount Presented Instruments Cash
of Recognized Offset in the in the Received as Received as Net
Assets Balance Sheet Balance Sheet Collateral Collateral Amount
December 31, 2021
Interest rate swaps $
29,293
$
-
$
29,293
$
-
$
-
$
29,293
Interest rate swaptions
21,493
-
21,493
-
(6,350)
15,143
$
50,786
$
-
$
50,786
$
-
$
(6,350)
$
44,436
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
December 31, 2021
Repurchase Agreements $
6,244,106
$
-
$
6,244,106
$
(6,186,842)
$
(57,264)
$
-
Interest rate swaps
2,862
-
2,862
(2,862)
-
-
Interest rate swaptions
4,423
-
4,423
-
-
4,423
TBA securities
304
-
304
-
-
304
$
6,251,695
$
-
$
6,251,695
$
(6,189,704)
$
(57,264)
$
4,727
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

During 2021

and 2020,

the Company

completed

the following

public offerings

of shares

of its common

stock.

($ in thousands, except per share amounts)
Weighted
Average
Price
Received Net
Type of Offering Period Per Share
(1)
Shares Proceeds
(2)
2021
At the Market Offering Program
(3)
First Quarter $
5.10
308,048
$
1,572
Follow-on Offerings First Quarter
5.31
17,940,000
95,336
At the Market Offering Program
(3)
Second Quarter
5.40
23,087,089
124,746
At the Market Offering Program
(3)
Third Quarter
4.94
35,818,338
177,007
At the Market Offering Program
(3)
Fourth Quarter
4.87
23,674,698
115,398
100,828,173
$
514,059
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
(3)
As of December 31, 2021, the Company had entered into ten equity distribution agreements,

nine of which have either been terminated
because all shares were sold or were replaced with a subsequent agreement.
Stock Repurchase Program
On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to
2,000,000

shares of the Company’s
common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an
additional
4,522,822

shares of the Company's common stock. Coupled with the
783,757

shares remaining from the original 2,0000,000
share authorization, the increased authorization brought the total authorization to
5,306,579

shares, representing 10% of the then
outstanding share count. On December 9, 2021, the Board of Directors approved an increase in the number of shares of the
Company’s common stock available in the stock repurchase program for up to an additional
16,861,994

shares, bringing the remaining
authorization under the stock repurchase program to
17,699,305

shares, representing approximately 10% of the Company’s then outstanding shares of common stock. As part of the stock repurchase program,

shares may be purchased in open market transactions,
block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with
Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the

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
From the inception of the stock repurchase program through December 31, 2021, the

Company repurchased a total of
5,685,511
shares at an aggregate cost of approximately $
40.4

million, including commissions and fees, for a weighted average price of $
7.10

per
share. The Company did not repurchase any of its common stock during the year ended December 31, 2021. During the year ended
December 31, 2020, the Company repurchased a total of
19,891

shares at an aggregate cost of approximately $
0.1

million, including
commissions and fees, for a weighted average price of $
3.42

per share. During the year ended December 31, 2019, the Company repurchased a total of
469,975

shares at an aggregate cost of approximately $
3.0

million, including commissions and fees, for a
weighted average price of $
6.43

per share. The remaining authorization under the stock repurchase program as of December 31, 2021
is
17,699,305

shares.

Cash Dividends
The table below presents the cash dividends declared on the Company’s common stock.
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
1.395
$
4,662
2014
2.160
22,643
2015
1.920
38,748
2016
1.680
41,388
2017
1.680
70,717
2018
1.070
55,814
2019
0.960
54,421
2020
0.790
53,570
2021
0.780
97,601
2022 - YTD
(1)
0.110
19,502
Totals $
12.545
$
459,066
(1)
On January 13, 2022, the Company declared a dividend of $0.055 per share to be paid on February 24, 2022. On February 16, 2022, the
Company declared a dividend of $0.055 per share to be paid on March 29,

2022. The dollar amount of the dividend declared in February 2022 is estimated based on the number of shares outstanding at February

25, 2022. The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December

31, 2021.
NOTE 8.

STOCK INCENTIVE PLAN
In 2021, the Company’s Board of Directors adopted, and the stockholders approved, the

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

Compensation expense for the Performance Units,
included in incentive compensation on the statements of operations, is recognized over the remaining vesting period once it becomes
probable that the performance conditions will be achieved.
The following table presents information related to Performance Units outstanding during the years ended December 31, 2021 and
2020.

($ in thousands, except per share data)
2021 2020
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
4,554
$
7.45
19,021
$
7.78
Granted
137,897
5.88
-
-
Forfeited
(4,674)
5.88
(1,607)
7.45
Vested and issued
(4,554)
7.45
(12,860)
7.93
Unvested, end of period
133,223
$
5.88
4,554
$
7.45
Compensation expense during period $
321
$
38
Unrecognized compensation expense, end of period $
467
$
4
Intrinsic value, end of period $
599
$
24
Weighted-average remaining vesting term (in years)
1.4
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
Stock Awards
The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to
certain executive officers and employees of its Manager. Compensation expense for the stock awards is based on the fair value of the
Company’s common stock on the grant date and is included in incentive compensation in the statements of operations. The following
table presents information related to fully vested common stock issued during the years ended December 31, 2021 and 2020. All of the
fully vested shares of common stock issued during the year ended December 31,

2021, and the related compensation expense, were
granted with respect to service performed during the previous fiscal year.
($ in thousands, except per share data)
2021 2020
Fully vested shares granted
137,897
-
Weighted average grant date price per share $
5.88
$
-
Compensation expense related to fully vested shares of common stock awards
(1)
$
811
$
-
(1)
The awards issued during the year ended December 31, 2021 were granted with respect to service performed in 2020. Approximately $600,000 of compensation expense related to the 2021 awards was accrued and recognized in 2020.
Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of deferred stock unit awards (“DSUs”) pursuant to the
Incentive Plans.

Each DSU represents a right to receive one share of the Company’s common stock. The DSUs are immediately
vested and are settled at a future date based on the election of the individual participant.

Compensation expense for the DSUs is
included in directors’ fees and liability insurance in the statements of operations. The DSUs contain dividend equivalent rights, which
entitle the participant to receive distributions declared by the Company on common stock.

These distributions will be made in the form
of cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common
stock.
The following table presents information related to the DSUs outstanding during the years ended December 31, 2021 and 2020.
($ in thousands, except per share data)
2021 2020
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
90,946
$
5.44
43,570
$
6.56
Granted and vested
52,030
5.29
47,376
4.41
Outstanding, end of period
142,976
$
5.38
90,946
$
5.44
Compensation expense during period $
240
$
180
Intrinsic value, end of period $
643
$
473
NOTE 9.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at December 31, 2021.
NOTE 10.

INCOME TAXES
The Company

will generally

not be subject

to U.S. federal

income tax

on its REIT

taxable income

to the extent

that it distributes

its
REIT taxable

income to

its stockholders

and satisfies

the ongoing

REIT requirements,

including

meeting certain

asset, income

and stock
ownership

tests.

A REIT must

generally

distribute

at least 90%

of its REIT

taxable income,

determined

without regard

to the deductions

for
dividends

paid and

excluding

net capital

gain,

to its stockholders,

annually to

maintain REIT

status.

An amount

equal to

the sum of

85% of
its REIT

ordinary

income and

95% of its

REIT capital

gain net

income, plus

certain undistributed

income from

prior taxable

years, must

be
distributed

within the

taxable year

in order

to avoid the

imposition

of an excise

tax.

The remaining

balance may

be distributed

up to the
end of the

following

taxable year,

provided

the REIT

elects to treat

such amount

as a prior

year distribution

and meets

certain other
requirements.
REIT taxable

income (loss)

is computed

in accordance

with the

Code, which

is different

than the Company’s

financial

statement

net
income (loss)

computed in

accordance

with GAAP. Book to

tax differences

primarily

relate to

the recognition

of interest

income on

RMBS,
unrealized

gains and

losses on

RMBS, and

the amortization

of losses on

derivative

instruments

that are

treated as

hedges for

tax
purposes.
As of December

31, 2021,

we had distributed

all of our

estimated

REIT taxable

income through

fiscal year

2021. Accordingly,

no
income tax

provision

was recorded

for 2021,

2020 and

2019.
NOTE 11.

EARNINGS PER SHARE (EPS)

The Company

had dividend

eligible

Performance

Units and

Deferred

Stock Units

that were

outstanding

during the

years ended
December

31, 2021,

2020 and

2019. The

basic and

diluted per

share computations

include these

unvested Performance

Units and
Deferred

Stock Units

if there

is income available

to common

stock, as

they have

dividend

participation

rights. The

unvested Performance
Units and

Deferred

Stock Units

have no contractual

obligation

to share

in losses.

Because there

is no such

obligation,

the unvested
Performance

Units and

Deferred

Stock Units

are not included

in the basic

and diluted

EPS computations

when no income

is available

to
common stock

even though

they are

considered

participating

securities.
The table

below reconciles

the numerator

and denominator

of EPS for

the years

ended December

31, 2021,

2020 and

2019.
(in thousands, except per-share information)
2021 2020 2019
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted $
(64,760)
$
2,128
$
24,265
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
176,993
76,073
63,062
Unvested dividend eligible share based compensation
outstanding at the balance sheet date
-
96
63
Effect of weighting

(55,849)
(8,958)
(6,797)
Weighted average shares-basic and diluted
121,144
67,211
56,328
Net (loss) income per common share:
Basic and diluted $
(0.54)
$
0.03
$
0.43
Anti-dilutive incentive shares not included in calculation.
281
-
-
NOTE 12.

FAIR VALUE
The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be

received to

sell an
asset or

paid to transfer

a liability

(an exit

price). A

fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or

liability, including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect

of a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required

disclosures

include stratification

of balance

sheet amounts
measured

at fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●
Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical

assets or

liabilities

traded in

active markets
(which include

exchanges

and over-the-counter

markets with

sufficient

volume),

●
Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical

or similar

instruments

in markets

that are

not active

and model-based

valuation

techniques

for which

all
significant

assumptions

are

observable

in the market,

and
●
Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use

significant

assumptions

not
observable

in the market,

but observable

based on

Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates

for assumptions

that market

participants

would use

in pricing

the asset

or liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include

the
use of market

prices of

assets or

liabilities

that are

not directly

comparable

to the subject

asset or

liability.
The Company's

RMBS and

TBA securities

are Level

2 valuations,

and such valuations

are determined

by the Company

based on
independent

pricing sources

and/or third

party broker

quotes, when

available.

Because the

price estimates

may vary, the

Company must
make certain

judgments

and assumptions

about the

appropriate

price to

use to calculate

the fair

values. The

Company and

the
independent

pricing sources

use various

valuation

techniques

to determine

the price

of the Company’s

securities.

These techniques
include observing

the most

recent market

for like or

identical

assets (including

security

coupon,

maturity, yield,

and prepayment

speeds),
spread pricing

techniques

to determine

market credit

spreads (option

adjusted spread,

zero volatility

spread, spread

to the U.S.

Treasury
curve or

spread to

a benchmark

such as a

TBA), and

model driven

approaches

(the discounted

cash flow

method, Black

Scholes and

SABR models

which rely

upon observable

market rates

such as the

term structure

of interest

rates and

volatility).

The appropriate

spread
pricing method

used is based

on market

convention.

The pricing

source determines

the spread

of recently

observed trade

activity

or
observable

markets for

assets similar

to those

being priced.

The spread

is then adjusted

based on

variances

in certain

characteristics
between the

market observation

and the asset

being priced.

Those characteristics

include:

type of

asset, the

expected life

of the asset,

the
stability

and predictability

of the expected

future cash

flows of

the asset,

whether

the coupon

of the asset

is fixed or

adjustable,

the
guarantor

of the security

if applicable,

the coupon,

the maturity,

the issuer, size

of the underlying

loans, year

in which

the underlying

loans
were originated,

loan to value

ratio, state

in which

the underlying

loans reside,

credit score

of the underlying

borrowers

and other

variables
if appropriate.

The fair

value of the

security is

determined

by using

the adjusted

spread.

The Company’s

U.S. Treasury

Notes are

based on

quoted prices

for identical

instruments

in active

markets and

are classified

as
Level 1 assets.
The Company’s

futures contracts

are Level

1 valuations,

as they are

exchange-traded

instruments

and quoted

market prices

are
readily available.

Futures contracts

are settled

daily. The Company’s

interest

rate swaps

and interest

rate swaptions

are Level

2
valuations.

The fair

value of interest

rate swaps

is determined

using a discounted

cash flow

approach

using forward

market interest

rates
and discount

rates, which

are observable

inputs. The

fair value

of interest

rate swaptions

is determined

using an option

pricing model.
RMBS (based

on the fair

value option),

derivatives

and TBA

securities

were recorded

at fair value

on a recurring

basis during

the
years ended

December

31, 2021,

2020 and

2019. When

determining

fair value

measurements,

the Company

considers

the principal

or
most advantageous

market in

which it

would transact

and considers

assumptions

that market

participants

would use

when pricing

the
asset. When

possible,

the Company

looks to active

and observable

markets to

price identical

assets.

When identical

assets are

not traded
in active

markets, the

Company

looks to market

observable

data for

similar assets.
The following

table presents

financial

assets (liabilities)

measured

at fair value

on a recurring

basis as of

December

31, 2021

and
2020.

Derivative

contracts

are reported

as a net

position by

contract

type, and

not based

on master

netting arrangements.

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
December 31, 2021
Mortgage-backed securities $
-
$
6,511,095
$
-
U.S. Treasury Notes
37,175
-
-
Interest rate swaps
-
26,431
-
Interest rate swaptions
-
17,070
-
TBA securities
-
(304)
-
December 31, 2020
Mortgage-backed securities $
-
$
3,726,895
$
-
Interest rate swaps
-
(24,704)
-
Interest rate swaptions
-
9,703
-
TBA securities
-
2,773
-
During the years ended December 31, 2021 and 2020, there were no transfers of financial assets or liabilities between levels 1, 2
or 3.
NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement
The Company is externally managed and advised by the “Manager” pursuant to the terms of a management agreement. The
management agreement has been renewed through
February 20, 2023

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
Total

expenses recorded for the management fee and allocated overhead incurred were approximately $
9.8

million, $
6.8

million
and $
6.9

million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

31, 2021, Bimini
owned
2,595,357

shares, or
1.5
%, of the Company’s common stock.

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
●
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and
dispositions of the assets of the Company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements
in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are
being made only in accordance with authorizations of management and directors of the Company; and
●
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
December 31, 2021.

In making this assessment, the Company’s management used criteria set forth in
Internal Control—Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2021, the

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
Stockholders and Board of Directors
Orchid Island Capital, Inc.
Vero Beach, Florida
Opinion on Internal Control over Financial

Reporting
We

have

audited Orchid

Island

Capital, Inc.’s

(the “Company’s”)

internal control

over

financial

reporting

as

of
December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013)

issued by the
Committee

of

Sponsoring Organizations

of

the

Treadway

Commission (the

“COSO

criteria”).

In

our opinion,

the
Company maintained, in

all material respects,

effective internal control over

financial reporting as

of December
31, 2021 based on the COSO criteria .
We also have audited,

in accordance

with the standards

of the Public

Company Accounting

Oversight Board (United
States) (“PCAOB”), the balance sheets of the Company

as of December 31, 2021 and 2020, the related statements
of operations, stockholders’ equity,

and cash flows for each of the three years

in the period ended December 31,
2021, and the related notes and our report

dated February 25, 2022, expressed an

unqualified opinion thereon.
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

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida
February 25, 2022

ITEM 9B.

OTHER INFORMATION
None.
ITEM 9C.

DISCLOSURE

REGARDING

FOREIGN

JURISDICTIONS

THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the
Company's definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders (the “Proxy
Statement”), which the Company expects to file with the SEC, pursuant to Regulation 14A, not later than 120 days after
December 31, 2021.
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

The following

information

is filed

as part of

this Form

10-K:
Page
Report of

Independent

Registered

Public Accounting

Firm
80
Balance Sheets
82
Statements

of Operations
83
Statements

of Stockholders’

Equity
84
Statements

of Cash Flows
85
Notes to

Financial

Statements
86
b.
Financial Statement Schedules.

Not applicable.
c. Exhibits.
Exhibit No. Description
3.1
Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-
184538) filed on November 28, 2012 and incorporated herein by reference)
3.2
Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s
Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference)
3.3
Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the
Company’s Current Report on Form 8-K filed on March 19, 2019)
4.1
Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-
184538) filed on November 28, 2012 and incorporated herein by reference)
4.2
Description of Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-
K filed on February 21, 2020 and incorporated herein by reference)
10.1
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC,
dated as of February 20, 2013 (filed as Exhibit 10.2 to the Company's Current Report on
Form 8 K filed on April 3, 2014 and incorporated herein by reference)†

10.2
First Amendment to Management Agreement, effective as of April 1, 2014 (filed as Exhibit
10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2014 and incorporated herein by reference)†
10.3
Second Amendment to Management Agreement, effective as of June 30, 2014 (filed as
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2014 and incorporated herein by reference)
10.4
Third Amendment to Management Agreement, effective as of November 17, 2021 (filed as
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 17, 2021 and incorporated herein by reference)†
10.5
Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini
Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s
Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on
November 28, 2012 and incorporated herein by reference)†
10.6
2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement
on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)†
10.7
2021 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form
8-K filed on June 15, 2021 and incorporated herein by reference)†
10.8
Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and
Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment
No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)†
10.9
Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s
Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on
November 28, 2012 and incorporated herein by reference)
10.10
Performance Unit Award Agreement by Orchid Island Capital, Inc. to Robert E. Cauley
dated January 21, 2015 (filed as Exhibit 99.2 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)†
10.11
Performance Unit Award Agreement by Orchid Island Capital, Inc. to George H. Haas, IV
dated January 21, 2015 (filed as Exhibit 99.4 to Form 8-K filed on January 23, 2015 and incorporated herein by reference)†
10.12
2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on
March 25, 2015 and incorporated herein by reference)†
10.13
2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on
April 28, 2016 and incorporated herein by reference)†
10.14
2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed on
April 28, 2017 and incorporated herein by reference)†
10.15
2018 Long Term Incentive Compensation Plan (filed as Exhibit 10.5 to Form 10-Q filed on
April 27, 2018 and incorporated herein by reference)†
10.16
2019 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on
April 26, 2019 and incorporated herein by reference)†
10.17
2020 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on
May 1, 2020 and incorporated herein by reference)†
10.18
2021 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on
April 30, 2021 and incorporated herein by reference)†
10.19
Form of Deferred Stock Unit Grant Notice and Agreement under the 2021 Equity Incentive
Plan † *
10.20
Form of Director Cash Compensation Deferral Election Form † *

21.1
Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on
Form 10-K filed on February 26, 2021 and incorporated herein by reference)
23.1
Consent of BDO USA, LLP*
31.1
Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2
Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant,
pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.**
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

ITEM 16. FORM 10-K SUMMARY
The Company has elected not to provide summary information.

Signatures
Pursuant to the requirements

of Section 13 or 15(d)

of the Securities Exchange

Act of 1934, as amended,

the registrant has duly

caused
this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc
.
Registrant
Date:

February 25, 2022
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
Date:

February 25, 2022
By: /s/ George H. Haas, IV
George H. Haas,

IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)
Pursuant to

the requirements

of the

Securities Exchange Act

of 1934,

this report

has been

signed below

by the

following persons

on
behalf of the Company and in the capacities and on the dates indicated.
/s/ Robert E. Cauley Chairman of the Board, Director, Chief February 25, 2022
Robert E. Cauley Executive Officer, and President
(Principal Executive Officer)
/s/ George H. Haas, IV Chief Financial Officer, Chief February 25, 2022
George H. Haas, IV Investment Officer, and Director
(Principal Financial and Accounting Officer)
/s/ W Coleman Bitting Independent Director February 25, 2022
W Coleman Bitting
/s/ Frank P.

Filipps
Independent Director February 25, 2022
Frank P.

Filipps
/s/ Paula Morabito Independent Director February 25, 2022
Paula Morabito
/s/ Ava L. Parker Independent Director February 25, 2022
Ava L. Parker