Form 10-Q
period 2022-03-31
Orchid Island Capital, Inc.
filed 2022-04-29
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
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

Yes
☐

No
☒
Number of shares outstanding at April 28, 2022:
177,117,186

ORCHID ISLAND

CAPITAL, INC.
TABLE OF CONTENTS
PART I. FINANCIAL

INFORMATION
ITEM 1. Financial

Statements
1
Condensed

Balance Sheets

(unaudited)
1
Condensed

Statements

of Operations

(unaudited)
2
Condensed

Statements

of Stockholders’

Equity (unaudited)
3
Condensed

Statements

of Cash Flows

(unaudited)
4
Notes to

Condensed

Financial

Statements

(unaudited)
5
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
25
ITEM 3. Quantitative

and Qualitative

Disclosures

about Market

Risk
47
ITEM 4. Controls

and Procedures
51
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
52
ITEM 1A.

Risk Factors
52
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
52
ITEM 3. Defaults

upon Senior

Securities
52
ITEM 4. Mine

Safety Disclosures
52
ITEM 5. Other

Information
52
ITEM 6. Exhibits 53
SIGNATURES 54

PART I. FINANCIAL

INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORCHID ISLAND CAPITAL, INC.
CONDENSED BALANCE SHEETS
($ in thousands, except per share data)
(Unaudited)
March 31, December 31,
2022 2021
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $
4,576,847
and $
6,506,372
, respectively) $
4,580,594
$
6,511,095
U.S. Treasury Notes, at fair value (includes pledged assets of $
36,477

and $
29,740
, respectively)
36,477
37,175
Cash and cash equivalents
297,246
385,143
Restricted cash
130,199
65,299
Accrued interest receivable
14,853
18,859
Derivative assets
126,910
50,786
Other assets
1,153
320
Total Assets $
5,187,432
$
7,068,677
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
4,464,109
$
6,244,106
Dividends payable
7,996
11,530
Derivative liabilities
25,535
7,589
Accrued interest payable
1,018
788
Due to affiliates
1,066
1,062
Other liabilities
95,290
35,505
Total Liabilities
4,595,014
6,300,580

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
100,000,000

shares authorized; no shares issued
and outstanding as of March 31, 2022 and December 31, 2021
-
-
Common Stock, $
0.01

par value;
500,000,000

shares authorized,
177,117,186
shares issued and outstanding as of March 31, 2022 and
176,993,049

shares issued
and outstanding as of December 31, 2021
1,771
1,770
Additional paid-in capital
822,128
849,081
Accumulated deficit
(231,481)
(82,754)
Total Stockholders' Equity
592,418
768,097
Total Liabilities

and Stockholders' Equity
$
5,187,432
$
7,068,677
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2022 and 2021
($ in thousands, except per share data)
Three Months Ended March 31,
2022 2021
Interest income $
41,857
$
26,856
Interest expense
(2,655)
(1,941)
Net interest income
39,202
24,915
Realized losses on mortgage-backed securities
(51,086)
(7,397)
Unrealized losses on mortgage-backed securities and U.S. Treasury

Notes
(309,962)
(88,866)
Gains on derivative and other hedging instruments
177,816
45,472
Net portfolio loss
(144,030)
(25,876)
Expenses:
Management fees
2,634
1,621
Allocated overhead
441
404
Incentive compensation
237
364
Directors' fees and liability insurance
311
272
Audit, legal and other professional fees
304
318
Direct REIT operating expenses
643
421
Other administrative
127
93
Total expenses
4,697
3,493
Net loss $
(148,727)
$
(29,369)
Basic and diluted net loss per share $
(0.84)
$
(0.34)
Weighted Average Shares Outstanding
176,997,566
85,344,954
Dividends declared per common share $
0.155
$
0.195
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2022 and 2021
(in thousands)
Additional Retained
Common Stock Paid-in Earnings
Shares Par Value Capital (Deficit) Total
Balances, January 1, 2021
76,073
$
761
$
432,524
$
(17,994)
$
415,291
Net loss -
-
-
(29,369)
(29,369)
Cash dividends declared -
-
(17,226)
-
(17,226)
Issuance of common stock pursuant to public offerings, net
18,248
182
96,726
-
96,908
Stock based awards and amortization
90
1
571
-
572
Balances, March 31, 2021
94,411
$
944
$
512,595
$
(47,363)
$
466,176
Balances, January 1, 2022
176,993
$
1,770
$
849,081
$
(82,754)
$
768,097
Net loss -
-
-
(148,727)
(148,727)
Cash dividends declared -
-
(27,492)
-
(27,492)
Stock based awards and amortization
124
1
539
-
540
Balances, March 31, 2022
177,117
$
1,771
$
822,128
$
(231,481)
$
592,418
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2022 and 2021
($ in thousands)
2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net loss $
(148,727)
$
(29,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation
162
259
Realized and unrealized losses on mortgage-backed securities
360,350
96,263
Unrealized losses on U.S. Treasury Notes
698
-
Realized and unrealized gains on derivative instruments
(101,921)
(45,914)
Changes in operating assets and liabilities:
Accrued interest receivable
4,006
(1,050)
Other assets
(833)
(588)
Accrued interest payable
230
(236)
Other liabilities
204
5,318
Due to affiliates
4
80
NET CASH PROVIDED BY OPERATING

ACTIVITIES
114,173
24,763
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
-
(1,764,082)
Sales
1,413,039
988,523
Principal repayments
157,112
123,880
Net proceeds from (payments on) derivative instruments
103,900
(10,674)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
1,674,051
(662,353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
12,861,900
7,517,156
Principal payments on repurchase agreements
(14,641,897)
(6,931,062)
Cash dividends
(31,010)
(16,030)
Proceeds from issuance of common stock, net of issuance costs
-
96,908
Shares withheld from employee stock awards for payment of taxes
(214)
(297)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
(1,811,221)
666,675
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(22,997)
29,085
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
450,442
299,506
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
427,445
$
328,591
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
2,425
$
2,176
SUPPLEMENTAL DISCLOSURE OF

NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period $
-
$
217,758
Securities sold settled in later period
-
154,977
See Notes to Financial Statements

ORCHID ISLAND

CAPITAL, INC.
NOTES TO CONDENSED

FINANCIAL

STATEMENTS
(Unaudited)
MARCH 31,

2022
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
transactions.

Through March 31, 2022, the Company issued a total of
15,835,700

shares under the October 2021 Equity Distribution
Agreement for aggregate gross proceeds of approximately $
78.3

million, and net proceeds of approximately $
77.0

million, after
commissions and fees. Subsequent to March 31, 2022 through April 29, 2022,

the Company issued no shares under the October 2021
Equity Distribution Agreement.
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

31, 2022

are not necessarily

indicative

of the results

that may

be expected

for
the year

ending December

31, 2022.
The balance

sheet at

December

31, 2021

has been

derived from

the audited

financial

statements

at that date

but does

not include

all
of the information

and footnotes

required

by GAAP for

complete financial

statements.

For further

information,

refer to

the financial
statements

and footnotes

thereto included

in the Company’s

Annual Report

on Form 10-K

for the year

ended December

31, 2021.
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
2022.
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

(in thousands)
March 31, 2022 December 31, 2021
Cash and cash equivalents $
297,246
$
385,143
Restricted cash
130,199
65,299
Total cash, cash equivalents

and restricted cash
$
427,445
$
450,442
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

backed securities

(“RMBS”)

and collateralized
mortgage

obligations

(“CMOs”)

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

Derivative and Other Hedging Instruments

The Company

uses derivative

and other

hedging instruments

to manage

interest

rate risk,

facilitate

asset/liability

strategies

and
manage other

exposures,

and it may

continue to

do so in the

future. The

principal

instruments

that the

Company has

used to date

are
Treasury Note

(“T-Note”),

federal funds

(“Fed Funds”)

and Eurodollar

futures contracts,

short positions

in U.S.

Treasury securities,

interest
rate swaps,

options to

enter in

interest

rate swaps

(“interest

rate swaptions”)

and “to-be-announced”

(“TBA”)

securities

transactions,

but the
Company may

enter into

other derivative

and other

hedging instruments

in the future.

The Company

accounts for

TBA securities

as derivative

instruments.

Gains and

losses associated

with TBA

securities

transactions
are reported

in gain (loss)

on derivative

instruments

in the accompanying

statements

of operations.
Derivative

and other

hedging instruments

are carried

at fair value,

and changes

in fair value

are recorded

in earnings

for each

period.
The Company’s

derivative

financial

instruments

are not designated

as hedge

accounting

relationships,

but rather

are used

as economic
hedges of

its portfolio

assets and

liabilities.

Gains and

losses on

derivatives,

except those

that result

in cash receipts

or payments,

are
included in

operating

activities

on the statement

of cash flows.

Cash payments

and cash receipts

from settlements

of derivatives,

including
current period

net cash settlements

on interest

rates swaps,

are classified

as an investing

activity

on the statements

of cash flows.
Holding derivatives

creates exposure

to credit

risk related

to the potential

for failure

on the part

of counterparties

and exchanges

to
honor their

commitments.

In the event

of default

by a counterparty,

the Company

may have

difficulty recovering

its collateral

and may not
receive

payments provided

for under

the terms

of the agreement.

The Company’s

derivative

agreements

require it

to post or

receive
collateral

to mitigate

such risk.

In addition,

the Company

uses only

registered

central clearing

exchanges

and well-established

commercial
banks as counterparties,

monitors

positions

with individual

counterparties

and adjusts

posted collateral

as required.
Financial

Instruments
The fair

value of financial

instruments

for which

it is practicable

to estimate

that value

is disclosed

either in

the body

of the financial
statements

or in the

accompanying

notes. RMBS,

Eurodollar,

Fed Funds

and T-Note futures

contracts,

interest

rate swaps,

interest

rate
swaptions

and TBA

securities

are accounted

for at fair

value in the

balance sheets.

The methods

and assumptions

used to

estimate fair
value for

these instruments

are presented

in Note 12

of the financial

statements.
The estimated

fair value

of cash and

cash equivalents,

restricted

cash, accrued

interest

receivable,

receivable

for securities

sold,
other assets,

due to affiliates,

repurchase

agreements,

payable for

unsettled

securities

purchased,

accrued interest

payable and

other
liabilities

generally

approximates

their carrying

values as

of March

31, 2022

and December

31, 2021 due

to the short-term

nature of

these
financial

instruments.

Repurchase

Agreements
The Company

finances the

acquisition

of the majority

of its RMBS

through the

use of repurchase

agreements

under master
repurchase

agreements.

Repurchase

agreements

are accounted

for as collateralized

financing

transactions,

which are

carried at

their
contractual

amounts,

including

accrued interest,

as specified

in the respective

agreements.
Manager Compensation
The Company

is externally

managed

by Bimini

Advisors,

LLC (the

“Manager”

or “Bimini

Advisors”),

a Maryland

limited liability
company and

wholly-owned

subsidiary

of Bimini.

The Company’s

management

agreement

with the

Manager provides

for payment

to the
Manager of

a management

fee and reimbursement

of certain

operating

expenses,

which are

accrued and

expensed during

the period

for
which they

are earned

or incurred.

Refer to

Note 13 for

the terms

of the management

agreement.

Earnings

Per Share
Basic earnings

per share

(“EPS”) is

calculated

as net income

or loss attributable

to common

stockholders

divided by

the weighted
average number

of shares

of common

stock outstanding

or subscribed

during the

period. Diluted

EPS is calculated

using the

treasury
stock or two-class

method, as

applicable,

for common

stock equivalents,

if any. However, the

common stock

equivalents

are not

included
in computing

diluted EPS

if the result

is anti-dilutive.

Stock-Based

Compensation
The Company

may grant

equity-based

compensation

to non-employee

members of

its Board

of Directors

and to the

executive

officers
and employees

of the Manager.

Stock-based

awards issued

include performance

units, deferred

stock units

and immediately

vested
common stock

awards. Compensation

expense is

measured

and recognized

for all stock-based

payment awards

made to employees

and
non-employee

directors

based on

the fair

value of our

common stock

on the date

of grant.

Compensation

expense is

recognized

over each
award’s respective

service period

using the

graded vesting

attribution

method. We

do not estimate

forfeiture

rates; rather,

we adjust for
forfeitures

in the periods

in which

they occur.
Income Taxes
Orchid has elected and is organized and operated so as to qualify to be taxed as a real estate investment trust (“REIT”) under the
Internal Revenue Code of 1986, as amended (the “Code”).

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

statements.

In January 2021, the FASB issued ASU 2021-01 “ Reference Rate Reform (Topic 848 ).” ASU 2021-01 expands the scope of ASC
848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and
hedge accounting expedients to derivative contracts affected by the discounting transition. In addition,

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

RMBS portfolio

as of March

31, 2022

and December

31, 2021:
(in thousands)
March 31, 2022 December 31, 2021
Pass-Through RMBS Certificates:
Fixed-rate Mortgages

$
4,372,517
$
6,298,189
Total Pass-Through

Certificates
4,372,517
6,298,189
Structured RMBS Certificates:
Interest-Only Securities
206,617
210,382
Inverse Interest-Only Securities
1,460
2,524
Total Structured

RMBS Certificates
208,077
212,906
Total $
4,580,594
$
6,511,095
As of March

31, 2022

and December

31, 2021,

the Company

held U.S.

Treasury Notes

with a fair

value of approximately

$
36.5

million
and $
37.2

million, respectively,

primarily

to satisfy

collateral

requirements

of one of

its derivative

counterparties.
The following

table is a

summary of

our net gain

(loss) from

the sale of

RMBS for

the three

months ended

March 31,

2022 and

2021.
Three Months Ended March 31,
2022 2021
Proceeds from sales of RMBS $
1,413,039
$
988,523
Carrying value of RMBS sold
(1,464,125)
(995,920)
Net (loss) gain on sales of RMBS $
(51,086)
$
(7,397)
Gross gain on sales of RMBS $
709
$
2,813
Gross loss on sales of RMBS
(51,795)
(10,210)
Net (loss) gain on sales of RMBS $
(51,086)
$
(7,397)
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

Company. As of

March 31,

2022, the

Company had

met all margin

call
requirements.
As of March

31, 2022

and December

31, 2021,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:

($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
March 31, 2022
Fair market value of securities pledged, including
accrued interest receivable $
-
$
3,966,753
$
576,875
$
48,035
$
4,591,663
Repurchase agreement liabilities associated with
these securities $
-
$
3,848,289
$
564,223
$
51,597
$
4,464,109
Net weighted average borrowing rate -
0.36%
0.42%
0.15%
0.37%
December 31, 2021
Fair market value of securities pledged, including
accrued interest receivable $
-
$
4,624,396
$
1,848,080
$
52,699
$
6,525,175
Repurchase agreement liabilities associated with
these securities $
-
$
4,403,182
$
1,789,327
$
51,597
$
6,244,106
Net weighted average borrowing rate -
0.15%
0.13%
0.15%
0.15%
In addition, cash pledged to counterparties for repurchase agreements was approximately

$113.6 million and $57.3 million as of
March 31, 2022 and December 31, 2021, respectively.
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

31, 2022,

the Company

had an aggregate

amount at

risk (the

difference
between the

amount loaned

to the Company,

including

interest

payable and

securities

posted by

the counterparty

(if any),

and the fair
value of securities

and cash

pledged

(if any),

including

accrued

interest

on such securities)

with all

counterparties

of approximately

$
240.1
million.

The Company

did not

have an amount

at risk with

any individual

counterparty

that was

greater than

10% of the

Company’s equity
at March

31, 2022

and December

31, 2021.
NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS
The table

below summarizes

fair value

information

about our

derivative

and other

hedging instruments

assets and

liabilities

as of
March 31,

2022 and

December

31, 2021.
(in thousands)
Derivative and Other Hedging Instruments Balance Sheet Location March 31, 2022 December 31, 2021
Assets
Interest rate swaps Derivative assets, at fair value $
65,194
$
29,293
Payer swaptions (long positions) Derivative assets, at fair value
60,362
21,493
Interest rate caps Derivative assets, at fair value
1,354
-
Total derivative

assets, at fair value
$
126,910
$
50,786
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
-
$
2,862
Payer swaptions (short positions) Derivative liabilities, at fair value
25,535
4,423
TBA securities Derivative liabilities, at fair value
-
304
Total derivative

liabilities, at fair value
$
25,535
$
7,589
Margin Balances Posted to (from) Counterparties
Futures contracts Restricted cash $
16,610
$
8,035
TBA securities Other liabilities
-
(856)
Interest rate swaption contracts Other liabilities
(34,983)
(6,350)

Total margin

balances on derivative contracts
$
(18,373)
$
829
Eurodollar, Fed

Funds and

T-Note futures

are cash

settled futures

contracts

on an interest

rate, with

gains and

losses credited

or
charged to

the Company’s

cash accounts

on a daily

basis. A

minimum balance,

or “margin”,

is required

to be maintained

in the account

on
a daily basis.
The tables

below present

information

related to

the Company’s

T-Note futures

positions

at March

31, 2022

and December
31, 2021.

($ in thousands)
March 31, 2022
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Treasury Note Futures Contracts (Short

Positions)
(2)
June 2022 5-year T-Note futures
(Jun 2022 - Jun 2027 Hedge Period) $
1,194,000
2.25%
2.83%
$
32,928
June 2022 10-year Ultra futures
(Jun 2022 - Jun 2032 Hedge Period) $
270,000
1.68%
2.06%
$
10,983
($ in thousands)
December 31, 2021
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Treasury Note Futures Contracts (Short

Position)
(2)
March 2022 5-year T-Note futures
(Mar 2022 - Mar 2027 Hedge Period) $
369,000
1.56%
1.62%
$
1,013
March 2022 10-year Ultra futures
(Mar 2022 - Mar 2032 Hedge Period) $
220,000
1.22%
1.09%
$
(3,861)
(1)
Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)
5-Year T-Note

futures contracts were valued at a price of $
114.69

at March 31, 2022 and $
120.98

at December 31, 2021.

The contract values
of the short positions were $
1,369.4

million and $
446.4

million at March 31, 2022 and December 31, 2021, respectively.

10-Year Ultra

futures
contracts were valued at a price of $
135.47

at March 31, 2022 and $
146.44

at December 31, 2021. The contract value of the short position was
$
365.8

million and $
322.2

million at March 31, 2022 and December 31, 2021, respectively
Under our

interest

rate swap

agreements,

we typically

pay a fixed

rate and

receive a

floating rate

based on an

index ("payer

swaps").
The floating

rate we receive

under our

swap agreements

has the effect

of offsetting

the repricing

characteristics

of our repurchase
agreements

and cash flows

on such liabilities.

We are typically

required

to post collateral

on our interest

rate swap

agreements.

The table
below presents

information

related to

the Company’s

interest

rate swap

positions

at March

31, 2022

and December

31, 2021.

($ in thousands)
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
March 31, 2022
Expiration > 3 to ≤ 5 years $
300,000
0.95%
0.93%
$
18,138
4.0
Expiration > 5 years
1,100,000
1.51%
0.37%
47,056
7.0
$
1,400,000
1.39%
0.49%
$
65,194
6.3
December 31, 2021
Expiration > 3 to ≤ 5 years $
955,000
0.64%
0.16%
$
21,788
4.0
Expiration > 5 years
400,000
1.16%
0.21%
4,643
7.3
$
1,355,000
0.79%
0.18%
$
26,431
5.0
The table

below presents

information

related to

the Company’s

interest

rate cap positions

at March

31, 2022.
($ in thousands)
Net
Strike Estimated
Notional Swap Curve Fair
Expiration Amount Cost Rate Spread Value
February 8, 2024 $
200,000
$
2,350
0.09%
10Y2Y $
1,354
The table

below presents

information

related to

the Company’s

interest

rate swaption

positions

at March 31,

2022 and

December

31,
2021.
($ in thousands)
Option Underlying Swap
Weighted Average Weighted
Average Average Adjustable Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
March 31, 2022
Payer Swaptions - long
≤ 1 year $
31,905
$
33,040
11.3
$
1,282,400
2.44%
3 Month
11.3
>1 year ≤ 2 years
15,300
27,322
18.8
728,400
2.52%
3 Month
10.0
$
47,205
$
60,362
14.0
$
2,010,800
2.47%
3 Month
10.8
Payer Swaptions - short
≤ 1 year $
(19,540)
$
(25,535)
5.8
$
(1,433,000)
2.47%
3 Month
10.8
December 31, 2021
Payer Swaptions - long
≤ 1 year $
4,000
$
1,575
3.2
$
400,000
1.66%
3 Month
5.0
>1 year ≤ 2 years
32,690
19,918
18.4
1,258,500
2.46%
3 Month
14.1
$
36,690
$
21,493
14.7
$
1,658,500
2.27%
3 Month
11.9
Payer Swaptions - short
≤ 1 year $
(16,185)
$
(4,423)
5.3
$
(1,331,500)
2.29%
3 Month
11.4

The

following

table

summarizes

our

contracts

to

purchase

and

sell

TBA

securities

as

of

December

31,

2021
.

There

were

no
outstanding TBA contracts as of March 31, 2022.
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
Gain (Loss) From Derivative and Other Hedging Instruments, Net
The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the three months ended March 31, 2022 and 2021.
(in thousands)
Three Months Ended March 31,
2022 2021
T-Note futures contracts (short position) $
79,895
$
2,476
Eurodollar futures contracts (short positions)
-
12
Interest rate swaps
66,284
27,123
Payer swaptions (short positions)
(10,908)
(26,167)
Payer swaptions (long positions)
40,975
40,070
Interest rate caps
(996)
-
Interest rate floors
-
1,384
TBA securities (short positions)
2,539
9,133
TBA securities (long positions)
27
(8,559)
Total $
177,816
$
45,472
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

31, 2022

and December

31, 2021.
(in thousands)
March 31, 2022 December 31, 2021
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
4,369,564
$
-
$
4,369,564
$
6,294,102
$
-
$
6,294,102
Structured RMBS - fair value
207,283
-
207,283
212,270
-
212,270
U.S. Treasury Notes
-
36,477
36,477
-
29,740
29,740
Accrued interest on pledged securities
14,816
3
14,819
18,804
13
18,817
Restricted cash
113,589
16,610
130,199
57,264
8,035
65,299
Total $
4,705,252
$
53,090
$
4,758,342
$
6,582,440
$
37,788
$
6,620,228
Assets Pledged

from Counterparties
The table

below summarizes

assets pledged

to us from

counterparties

under our

repurchase

agreements

and derivative

agreements
as of March

31, 2022

and December

31, 2021.
(in thousands)
March 31, 2022 December 31, 2021
Repurchase Derivative Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Total Agreements Agreements Total
Cash $
4,172
$
34,983
$
39,155
$
4,339
$
7,206
$
11,545
Total $
4,172
$
34,983
$
39,155
$ $
4,339
$
7,206
$
11,545
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

31, 2022

and December

31, 2021.
(in thousands)
Offsetting of Assets
Gross Amount Not
Net Amount Offset in the Balance Sheet
of Assets Financial
Gross Amount Gross Amount Presented Instruments Cash
of Recognized Offset in the in the Received as Received as Net
Assets Balance Sheet Balance Sheet Collateral Collateral Amount
March 31, 2022
Interest rate swaps $
65,194
$
-
$
65,194
$
-
$
-
$
65,194
Interest rate swaptions
60,362
-
60,362
-
(34,983)
25,379
Interest rate caps
1,354
-
1,354
-
-
1,354
$
126,910
$
-
$
126,910
$
-
$
(34,983)
$
91,927
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
March 31, 2022
Repurchase Agreements $
4,464,109
$
-
$
4,464,109
$
(4,350,520)
$
(113,589)
$
-
Interest rate swaptions
25,535
-
25,535
-
-
25,535
$
4,489,644
$
-
$
4,489,644
$
(4,350,520)
$
(113,589)
$
25,535
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

NOTE 7.

CAPITAL STOCK
Common Stock

Issuances
The Company

did not complete

any public

offerings of

its common

stock during

the three

months ended

March 31,

2022. During

the
year ended

December

31, 2021,

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
(3)
The Company has entered into ten equity distribution agreements, nine of which have either been terminated because all shares were sold or
were replaced with a subsequent agreement.
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

From the inception of the stock repurchase program through March 31, 2022, the Company repurchased a total of
5,685,511
shares at an aggregate cost of approximately $
40.4

million, including commissions and fees, for a weighted average price of $
7.10

per
share. No shares were repurchased during the three months ended March

31, 2022 or during the year ended December 31, 2021. The
remaining authorization under the stock repurchase program as of March 31, 2022 was
17,699,305

shares.

Cash Dividends
The table below presents the cash dividends declared on the Company’s common stock.
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
1.395
$
4,662
2014
2.160
22,643
2015
1.920
38,748
2016
1.680
41,388
2017
1.680
70,717
2018
1.070
55,814
2019
0.960
54,421
2020
0.790
53,570
2021
0.780
97,601
2022 - YTD
(1)
0.200
35,484
Totals $
12.635
$
475,048
(1)
On
April 13, 2022
, the Company declared a dividend of $
0.045

per share to be paid on
May 27, 2022
.

The effect of this dividend is included in
the table above but is not reflected in the Company’s financial statements as of March 31, 2022.
NOTE 8.

STOCK INCENTIVE PLAN
In 2021,

the Company’s

Board of

Directors

adopted,

and the stockholders

approved,

the Orchid

Island Capital,

Inc. 2021

Equity
Incentive

Plan (the

“2021 Incentive

Plan”) to

replace the

Orchid Island

Capital,

Inc. 2012

Equity Incentive

Plan (the

“2012 Incentive

Plan”
and together

with the

2021 Incentive

Plan, the

“Incentive

Plans”).

The 2021

Incentive

Plan provides

for the award

of stock options,

stock
appreciation

rights, stock

award, performance

units, other

equity-based

awards (and

dividend equivalents

with respect

to awards

of
performance

units and

other equity-based

awards) and

incentive

awards.

The 2021

Incentive

Plan is administered

by the Compensation
Committee

of the Company’s

Board of

Directors

except that

the Company’s

full Board

of Directors

will administer

awards made

to directors
who are

not employees

of the Company

or its affiliates.

The 2021

Incentive

Plan provides

for awards

of up to

an aggregate

of
10
% of the
issued and

outstanding

shares of

our common

stock (on

a fully diluted

basis) at

the time

of the awards,

subject to

a maximum

aggregate
7,366,623

shares of

the Company’s

common stock

that may

be issued

under the

2021 Incentive

Plan. The

2021 Incentive

Plan replaces
the 2012

Incentive

Plan, and

no further

grants will

be made under

the 2012

Incentive

Plan.

However, any

outstanding

awards under

the
2012 Incentive

Plan will

continue

in accordance

with the

terms of

the 2012

Incentive

Plan and

any award

agreement

executed in
connection

with such

outstanding

awards.

Performance

Units
The Company

has issued,

and may

in the future

issue additional,

performance

units under

the Incentive

Plans to

certain executive
officers and

employees

of its Manager.

“Performance

Units” vest

after the

end of a

defined performance

period, based

on satisfaction

of
the performance

conditions

set forth

in the performance

unit agreement.

When earned,

each Performance

Unit will

be settled

by the
issuance of

one share

of the Company’s

common stock,

at which

time the

Performance

Unit will

be cancelled.

The Performance

Units
contain dividend

equivalent

rights, which

entitle the

Participants

to receive

distributions

declared

by the Company

on common

stock, but

do
not include

the right

to vote the

underlying

shares of

common stock.

Performance

Units are

subject to

forfeiture

should the

participant

no
longer serve

as an executive

officer or

employee of

the Company

or the Manager.

Compensation

expense for

the Performance

Units,
included in

incentive

compensation

on the statements

of operations,

is recognized

over the

remaining

vesting period

once it becomes
probable

that the

performance

conditions

will be achieved.
The following

table presents

information

related to

Performance

Units outstanding

during the

three months

ended March

31, 2022 and
2021.
($ in thousands, except per share data)
Three Months Ended March 31,
2022 2021
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
133,223
$
5.88
4,554
$
7.45
Granted
175,572
3.31
137,897
5.88
Vested and issued
(13,322)
5.88
(2,277)
7.45
Unvested, end of period
295,473
$
4.35
140,174
$
5.91
Compensation expense during period $
106
$
3
Unrecognized compensation expense, end of period $
942
$
812
Intrinsic value, end of period $
960
$
842
Weighted-average remaining vesting term (in years)
1.8
2.1
Stock Awards
The Company

has issued,

and may

in the future

issue additional,

immediately

vested common

stock under

the Incentive

Plans to
certain executive

officers and

employees

of its Manager.
The following

table presents

information

related to

fully vested

common stock
issued during

the three

months ended

March 31,

2022 and

2021. All

of the fully

vested shares

of common

stock issued

during the

three
months ended

March 31,

2022 and

2021, and

the related

compensation

expense, were

granted with

respect to

service performed

during
the fiscal

years ended

December

31, 2021

and 2020,

respectively.
($ in thousands, except per share data)
Three Months Ended March 31,
2022 2021
Fully vested shares granted
175,572
137,897
Weighted average grant date price per share $
3.31
$
5.88
Compensation expense related to fully vested shares of common stock awards $
581
$
811

Deferred

Stock Units
Non-employee

directors

receive a

portion of

their compensation

in the form

of deferred

stock unit

awards (“DSUs”)

pursuant to

the
Incentive

Plans.

Each DSU

represents

a right to

receive one

share of

the Company’s

common stock.

Beginning

in 2022,

each non-
employee director

can elect

to receive

all of his

or her compensation

in the form

of DSUs

The DSUs

are immediately

vested and

are
settled at

a future

date based

on the election

of the individual

participant.

Compensation

expense for

the DSUs

is included

in directors’
fees and

liability

insurance

in the statements

of operations.

The DSUs

contain dividend

equivalent

rights, which

entitle the

participant

to
receive distributions

declared

by the Company

on common

stock.

These dividend

equivalent

rights are

settled in

cash or additional

DSUs
at the participant’s

election.

The DSUs

do not include

the right

to vote the

underlying

shares of

common stock.

The following

table presents

information

related to

the DSUs

outstanding

during the

three months

ended March

31, 2022

and 2021.
($ in thousands, except per share data)
Three Months Ended March 31,
2022 2021
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
142,976
$
5.38
90,946
$
5.44
Granted and vested
15,273
4.39
10,422
5.31
Outstanding, end of period
158,249
$
5.29
101,368
$
5.43
Compensation expense during period $
75
$
45
Intrinsic value, end of period $
514
$
609
NOTE 9.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at March 31, 2022.
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

An amount equal to
the sum of which 85% of its REIT ordinary income and 95% of its REIT capital gain net income, plus certain undistributed income from prior taxable years, must be distributed within the taxable year, in order to avoid the imposition of an excise tax.

The remaining
balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year
distribution and meets certain other requirements.

NOTE 11.

EARNINGS PER SHARE (EPS)
The Company

had dividend

eligible

Performance

Units and

Deferred

Stock Units

that were

outstanding

during the

three months
ended March

31, 2022

and 2021.

The basic

and diluted

per share

computations

include these

unvested Performance

Units and

Deferred
Stock Units

if there

is income

available

to common

stock, as

they have

dividend participation

rights.

The unvested

Performance

Units and
Deferred

Stock Units

have no contractual

obligation

to share

in losses.

Because there

is no such

obligation,

the unvested

Performance
Units and

Deferred

Stock Units

are not included

in the basic

and diluted

EPS computations

when no income

is available

to common

stock
even though

they are

considered

participating

securities.
The table

below reconciles

the numerator

and denominator

of EPS for

the three

months ended

March 31,

2022 and

2021.
(in thousands, except per share information)
Three Months Ended March 31,
2022 2021
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net loss - Basic and diluted $
(148,727)
$
(29,369)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
177,117
94,411
Effect of weighting

(119)
(9,066)
Weighted average shares-basic and diluted
176,998
85,345
Net loss per common share:
Basic and diluted $
(0.84)
$
(0.34)
Anti-dilutive incentive shares not included in calculation
454
242
NOTE 12.

FAIR VALUE
The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be

received to

sell an
asset or

paid to transfer

a liability

(an exit

price). A

fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or

liability, including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect of

a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required

disclosures

include stratification

of balance

sheet amounts
measured

at fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●
Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical

assets or

liabilities

traded in

active markets
(which include

exchanges

and over-the-counter

markets with

sufficient

volume),

●
Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical

or similar

instruments

in markets

that are

not active

and model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and
●
Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use

significant

assumptions

not
observable

in the market,

but observable

based on

Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates

for assumptions

that market

participants

would use

in pricing

the asset

or liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include the
use of market

prices of

assets or

liabilities

that are

not directly

comparable

to the subject

asset or

liability.

The Company's

RMBS and

TBA securities

are Level

2 valuations,

and such valuations

currently

are determined

by the Company
based on

independent

pricing sources

and/or third

party broker

quotes, when

available.

Because the

price estimates

may vary, the
Company must

make certain

judgments

and assumptions

about the

appropriate

price to

use to calculate

the fair

values. The

Company and
the independent

pricing sources

use various

valuation

techniques

to determine

the price

of the Company’s

securities.

These techniques
include observing

the most

recent market

for like or

identical

assets (including

security

coupon,

maturity, yield,

and prepayment

speeds),
spread pricing

techniques

to determine

market credit

spreads (option

adjusted spread,

zero volatility

spread, spread

to the U.S.

Treasury
curve or

spread to

a benchmark

such as a

TBA), and

model driven

approaches

(the discounted

cash flow

method, Black

Scholes and
SABR models

which rely

upon observable

market rates

such as the

term structure

of interest

rates and

volatility).

The appropriate

spread
pricing method

used is based

on market

convention.

The pricing

source determines

the spread

of recently

observed

trade activity

or
observable

markets for

assets similar

to those

being priced.

The spread

is then adjusted

based on

variances

in certain

characteristics
between the

market observation

and the asset

being priced.

Those characteristics

include:

type of

asset, the

expected life

of the asset,

the
stability

and predictability

of the expected

future cash

flows of

the asset,

whether

the coupon

of the asset

is fixed or

adjustable,

the
guarantor

of the security

if applicable,

the coupon,

the maturity,

the issuer, size

of the underlying

loans, year

in which

the

underlying

loans
were originated,

loan to value

ratio, state

in which

the underlying

loans reside,

credit score

of the underlying

borrowers

and other

variables
if appropriate.

The fair

value of the

security is

determined

by using

the adjusted

spread.

The Company’s

U.S. Treasury

Notes are

based on

quoted prices

for identical

instruments

in active

markets and

are classified

as
Level 1 assets.
The Company’s

futures contracts

are Level

1 valuations,

as they are

exchange-traded

instruments

and quoted

market prices

are
readily available.

Futures contracts

are settled

daily. The Company’s

interest

rate swaps

and interest

rate swaptions

are Level

2
valuations.

The fair

value of interest

rate swaps

is determined

using a discounted

cash flow

approach

using forward

market interest

rates
and discount

rates, which

are observable

inputs. The

fair value

of interest

rate swaptions

is determined

using an option

pricing model.

RMBS (based

on the fair

value option),

derivatives

and TBA securities

were recorded

at fair value

on a recurring

basis during

the
three months

ended March

31, 2022

and 2021.

When determining

fair value

measurements,

the Company

considers

the principal

or most
advantageous

market in

which it

would transact

and considers

assumptions

that market

participants

would use

when pricing

the asset.
When possible,

the Company

looks to

active and

observable

markets to

price identical

assets.

When identical

assets are

not traded

in
active markets,

the Company

looks to

market observable

data for

similar assets.
The following

table presents

financial

assets (liabilities)

measured

at fair value

on a recurring

basis as of

March 31,

2022 and
December

31, 2021.

Derivative

contracts

are reported

as a net

position by

contract

type, and

not based

on master

netting arrangements.

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
March 31, 2022
Mortgage-backed securities $
-
$
4,580,594
$
-
U.S. Treasury Notes
36,477
-
-
Interest rate swaps
-
65,194
-
Interest rate swaptions
-
34,827
-
Interest rate caps
-
1,354
-
December 31, 2021
Mortgage-backed securities $
-
$
6,511,095
$
-
U.S. Treasury Notes
37,175
-
-
Interest rate swaps
-
26,431
-
Interest rate swaptions
-
17,070
-
TBA securities
-
(304)
-
During the three months ended March 31, 2022 and 2021, there were no transfers of financial assets or liabilities between levels 1,
2 or 3.
NOTE 13. RELATED PARTY TRANSACTIONS
Management Agreement
The Company is externally managed and advised by Bimini Advisors, LLC (the

“Manager”) pursuant to the terms of a
management agreement. The management agreement has been renewed through
February 20, 2023

and provides for automatic one-
year extension options thereafter and is subject to certain termination rights.

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
●
One-twelfth of 1.00% of the Company’s month-end equity that is greater than $500 million.
On April 1, 2022, pursuant to the third amendment to the management agreement entered into on November 16, 2021, the
Manager began providing certain repurchase agreement trading, clearing and administrative services to the Company that had been
previously provided by AVM, L.P.

under an agreement terminated on March 31, 2022.

In consideration for such services, the Company
will pay the following fees to the Manager:
●
A daily fee equal to the outstanding principal balance of repurchase agreement funding in place as of the end of such day
multiplied by 1.5 basis points for the amount of aggregate outstanding principal balance less than or equal to $5 billion, and
multiplied by 1.0 basis points for any amount of aggregate outstanding principal balance in excess of $5 billion, and
●
A fee for the clearing and operational services provided by personnel of the Manager equal to $10,000 per month.

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
Total

expenses recorded for the management fee and allocated overhead incurred were approximately $
3.1

million and $
2.0
million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021,

the net amount
due to affiliates was approximately $
1.1

million and $
1.1

million, respectively.
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

2022, Bimini
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
31, 2022, we issued a total of 15,835,700 shares under the October 2021 Equity

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
From the inception of the stock repurchase program through March 31, 2022, the Company repurchased a total of 5,685,511
shares at an aggregate cost of approximately $40.4

million, including commissions and fees, for a weighted average price of $7.10 per
share. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2022 or the year
ended December 31, 2021.

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
●
our borrowing costs;
● our hedging activities;
● the market value of our investments
●
increases in our cost of funds resulting from increases in the Fed Funds rate that are controlled by the Fed and are likely to
continue to occur in 2022; and
●
the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment
Company Act.

Results

of Operations
Described

below are

the Company’s

results of

operations

for the

three months

ended March

31, 2022,

as compared

to the
Company’s results

of operations

for the three

months ended

March 31,

2021.
Net (Loss)

Income Summary
Net loss

for the three

months ended

March 31,

2022 was

$148.7 million,

or $0.84

per share.

Net loss

for the three

months ended
March 31,

2021 was

$29.4 million,

or $0.34

per share.

The components

of net loss

for the three

months ended

March 31,

2022 and

2021,
along with

the changes

in those

components

are presented

in the table

below:
(in thousands)
2022 2021 Change
Interest income $ 41,857 $ 26,856 $ 15,001
Interest expense (2,655) (1,941) (714)
Net interest income 39,202 24,915 14,287
Losses on RMBS and derivative contracts (183,232) (50,791) (132,441)
Net portfolio deficiency (144,030) (25,876) (118,154)
Expenses (4,697) (3,493) (1,204)
Net loss $ (148,727) $ (29,369) $ (119,358)

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

31, 2022,

as compared

to the
Company’s results

of operations

for each of

the three

months ended

December

31, 2021,

September

30, 2021,

June 30,

2021 and

March
31, 2021.
Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
Per Share
Net Earnings Net Earnings
Excluding Excluding
Realized and Realized and Realized and Realized and
Net Unrealized Unrealized Net Unrealized Unrealized
Income Gains and Gains and Income Gains and Gains and
(GAAP) Losses (1) Losses (GAAP) Losses Losses
Three Months Ended
March 31, 2022 $ (148,727) $ (183,232) $ 34,505 $ (0.84) $ (1.04) $ 0.20
December 31, 2021 (44,564) (82,597) 38,033 (0.27) (0.49) 0.22
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

2022 to date

and 2021.
Gains (Losses) on Derivative Instruments
(in thousands)
Funding Hedges
Recognized in Attributed to Attributed to
Income U.S. Treasury and TBA Current Future
Statement Securities Gain (Loss) Period Periods
(GAAP) (Short Positions) (Long Positions) (Non-GAAP) (Non-GAAP)
Three Months Ended
March 31, 2022 $ 177,816 $ 2,539 $ 27 $ (1,287) $ 176,537
December 31, 2021 10,945 2,568 - (7,949) $ 16,326
September 30, 2021 5,375 (2,306) - (1,248) $ 8,929
June 30, 2021 (34,915) (5,963) - (5,104) $ (23,848)
March 31, 2021 45,472 9,133 (8,559) (4,044) $ 48,942
Economic Interest Expense and Economic Net Interest Income
(in thousands)
Interest Expense on Borrowings
Gains
(Losses) on
Derivative
Instruments Net Interest Income
GAAP Attributed Economic GAAP Economic
Interest Interest to Current Interest Net Interest Net Interest
Income Expense Period
(1)
Expense
(2)
Income Income
(3)
Three Months Ended
March 31, 2022 $ 41,857 $ 2,655 $ (1,287) $ 3,942 $ 39,202 $ 37,915
December 31, 2021 44,421 2,023 (7,949) 9,972 42,398 34,449
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

31, 2022,

we generated

$39.2 million

of net interest

income, consisting

of $41.9

million

of
interest

income from

RMBS assets

offset by $2.7

million of

interest

expense on

borrowings.

For the comparable

period ended

March 31,
2021, we

generated

$24.9 million

of net interest

income, consisting

of $26.9

million of

interest

income from

RMBS assets

offset by $1.9
million of

interest

expense on

borrowings.

The $15.0

million increase

in interest

income was

due to a 36

basis point

("bps")

increase in
the yield

on average

RMBS,

partially

offset by the

$1,513.1

million increase

in average

RMBS. The

$0.7 million

increase in

interest
expense was

due to a

$1,465.5

million increase

in average

outstanding

borrowings.

We had more

average assets

and borrowings

during
the first

quarter of

2022 compared

to the first

quarter of

2021 as we

deployed the

proceeds

of our capital

raising activity

during the

year
ended December

31, 2021.

On an economic

basis, our

interest

expense on

borrowings

for the three

months ended

March 31,

2022 and

2021 was

$3.9 million
and $6.0

million, respectively,

resulting

in $37.9

million and

$20.9 million

of economic

net interest

income, respectively.

The lower
economic interest

expense during

the three

months ended

March 31,

2022 was

due to the

positive performance

of our hedging

activities
during the

period.
The tables

below provide

information

on our portfolio

average balances,

interest

income, yield

on assets,

average borrowings,

interest
expense, cost

of funds,

net interest

income and

net interest

spread for

each quarter

in 2022 to

date and

2021 on both

a GAAP and
economic basis.

($ in thousands)
Average Yield on Interest Expense Average Cost of Funds
RMBS Interest Average Average GAAP Economic GAAP Economic
Held (1) Income RMBS Borrowings (1) Basis Basis (2) Basis Basis (3)
Three Months Ended
March 31, 2022 $ 5,545,844 $ 41,857 3.02% $ 5,354,107 $ 2,655 $ 3,942 0.20% 0.29%
December 31, 2021 6,056,259 44,421 2.93% 5,728,988 2,023 9,972 0.14% 0.70%
September 30, 2021 5,136,331 34,169 2.66% 4,864,287 1,570 2,818 0.13% 0.23%
June 30, 2021 4,504,887 29,254 2.60% 4,348,192 1,556 6,660 0.14% 0.61%
March 31, 2021 4,032,716 26,856 2.66% 3,888,633 1,941 5,985 0.20% 0.62%
($ in thousands)
Net Interest Income Net Interest Spread
GAAP Economic GAAP Economic
Basis Basis (2) Basis Basis (4)
Three Months Ended
March 31, 2022 $ 39,202 $ 37,913 2.82% 2.73%
December 31, 2021 42,398 34,449 2.79% 2.23%
September 30, 2021 32,599 31,351 2.53% 2.43%
June 30, 2021 27,698 22,594 2.46% 1.99%
March 31, 2021 24,915 20,871 2.46% 2.04%
(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 32 and 33 are calculated based on the
average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average
balances for quarterly periods are calculated using two data points, the beginning and ending balances.
(2) Economic interest expense and economic net interest income presented in the table above and the tables on page 32 include the effect of our derivative instrument hedges for only the periods presented.
(3)

Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average
RMBS.
(4)

Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.
Interest Income and Average Asset Yield
Our interest

income for

the three

months ended

March 31,

2022 and

2021 was

$41.9 million

and $26.9

million, respectively.

We had
average RMBS

holdings of

$5,545.8

million and

$4,032.7

million for

the three

months ended

March 31,

2022 and 2021,

respectively.

The
yield on our

portfolio

was 3.02%

and 2.66%

for the three

months ended

March 31,

2022 and

2021, respectively.

For the three

months
ended March

31, 2022

as compared

to the three

months ended

March 31,

2021, there

was a $15.0

million increase

in interest

income due
to a 36 bps

increase in

the yield

on average

RMBS,

combined with

a $1,513.1

million increase

in average

RMBS.

The table

below presents

the average

portfolio

size, income

and yields

of our respective

sub-portfolios,

consisting

of structured

RMBS
and PT RMBS

for each quarter

in 2022 to

date and

2021.

($ in thousands)
Average RMBS Held Interest Income Realized Yield on Average RMBS
PT Structured PT Structured PT Structured
Three Months Ended RMBS RMBS Total RMBS RMBS Total RMBS RMBS Total
March 31, 2022 $ 5,335,353 $ 210,491 $ 5,545,844 $ 40,066 $ 1,791 $ 41,857 3.00% 3.40% 3.02%
December 31, 2021 5,878,376 177,883 6,056,259 42,673 1,748 44,421 2.90% 3.93% 2.93%
September 30, 2021 5,016,550 119,781 5,136,331 33,111 1,058 34,169 2.64% 3.53% 2.66%
June 30, 2021 4,436,135 68,752 4,504,887 29,286 (32) 29,254 2.64% (0.18)% 2.60%
March 31, 2021 3,997,965 34,751 4,032,716 26,869 (13) 26,856 2.69% (0.15)% 2.66%
Interest Expense and the Cost of Funds
We had average

outstanding

borrowings

of $5,354.1

million and

$3,888.6

million and

total interest

expense of

$2.7 million

and $1.9
million for

the three

months ended

March 31,

2022 and

2021, respectively.

Our average

cost of funds

was 0.20%

for both the

three months
ended March

31, 2022

and 2021.

Contributing

to the increase

in interest

expense was

a $1,465.5

million increase

in average

outstanding
borrowings

during the

three months

ended March

31, 2022

as compared

to the three

months ended

March 31,

2021.
Our economic

interest

expense

was $3.9

million and

$6.0 million

for the three

months ended

March 31,

2022 and

2021, respectively.
There was

a 33 bps

decrease in

the average

economic cost

of funds

to 0.29%

for the three

months ended

March 31,

2022 from

0.62% for
the three

months ended

March 31,

2021.
Since all

of our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense. Our

average

cost
of funds

calculated

on a GAAP

basis was

5 bps below

the average

one-month

LIBOR and

56 bps below

the average

six-month

LIBOR for
the quarter

ended March

31, 2022.

Our average

economic cost

of funds

was 4 bps

above the

average one-month

LIBOR and

47 bps
below the

average six-month

LIBOR for

the quarter

ended March

31, 2022.

The average

term to maturity

of the outstanding

repurchase
agreements

was 22 days

at March

31, 2022

and 27 days

at December

31, 2021.
The tables

below present

the average

balance of

borrowings

outstanding,

interest

expense and

average cost

of funds,

and average
one-month

and six-month

LIBOR rates

for each

quarter in

2022 to date

and 2021

on both a

GAAP and

economic basis.

($ in thousands)
Average Interest Expense Average Cost of Funds
Balance of GAAP Economic GAAP Economic
Three Months Ended Borrowings Basis Basis Basis Basis
March 31, 2022 $ 5,354,107 $ 2,655 $ 3,942 0.20% 0.29%
December 31, 2021 5,728,988 2,023 9,972 0.14% 0.70%
September 30, 2021 4,864,287 1,570 2,818 0.13% 0.23%
June 30, 2021 4,348,192 1,556 6,660 0.14% 0.61%
March 31, 2021 3,888,633 1,941 5,985 0.20% 0.62%

Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
March 31, 2022 0.25% 0.76% (0.05)% (0.56)% 0.04% (0.47)%
December 31, 2021 0.09% 0.23% 0.05% (0.09)% 0.61% 0.47%
September 30, 2021 0.09% 0.16% 0.04% (0.03)% 0.14% 0.07%
June 30, 2021 0.10% 0.18% 0.04% (0.04)% 0.51% 0.43%
March 31, 2021 0.13% 0.23% 0.07% (0.03)% 0.49% 0.39%
Gains or Losses
The table

below presents

our gains

or losses

for the three

months ended

March 31,

2022 and

2021.

(in thousands)
2022 2021 Change
Realized losses on sales of RMBS $ (51,086) $ (7,397) $ (43,689)
Unrealized losses on RMBS (309,962) (88,866) (221,096)
Total losses on

RMBS
(361,048) (96,263) (264,785)
Gains on interest rate futures 79,895 2,488 77,407
Gains on interest rate swaps 66,284 27,123 39,161
Losses on payer swaptions (short positions) (10,908) (26,167) 15,259
Gains on payer swaptions (long positions) 40,975 40,070 905
Losses on interest rate caps (996) - (996)
Gains on interest rate floors - 1,384 (1,384)
Gains (losses) on TBA securities (long positions) 27 (8,559) 8,586
Gains on TBA securities (short positions) 2,539 9,133 (6,594)
Total $ (183,232) $ (50,791) $ (132,441)
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

2022 and

2021, we

received proceeds

of $1,413.0

million and

$988.5 million,
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

during 2022

to date and

2021.

5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
LIBOR
(3)
March 31, 2022 2.42% 2.33% 3.39% 4.17% 0.84%
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

Rate Mortgage Rates are obtained from Freddie Mac’s Primary

Mortgage Market Survey.
(3)
Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.
Expenses
Total operating expenses

were approximately

$4.7 million

and $3.5

million for

the three

months ended

March 31,

2022 and

2021,
respectively.

The table

below presents

a breakdown

of operating

expenses for

the three

months ended

March 31,

2022 and

2021.
(in thousands)
2022 2021 Change
Management fees $ 2,634 $ 1,621 $ 1,013
Overhead allocation 441 404 37
Accrued incentive compensation 237 364 (127)
Directors fees and liability insurance 311 272 39
Audit, legal and other professional fees 304 318 (14)
Other direct REIT operating expenses 643 421 222
Other expenses 127 93 34
Total expenses $ 4,697 $ 3,493 $ 1,204
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

On April 1, 2022, pursuant to the third amendment to the management agreement entered into on November 16, 2021, the
Manager began providing certain repurchase agreement trading, clearing and administrative services to the Company that had been
previously provided by AVM, L.P.

under an agreement terminated on March 31, 2022.

In consideration for such services, the Company
will pay the following fees to the Manager:
●
A daily fee equal to the outstanding principal balance of repurchase agreement funding in place as of the end of such day
multiplied by 1.5 basis points for the amount of aggregate outstanding principal balance less than or equal to $5 billion, and
multiplied by 1.0 basis points for any amount of aggregate outstanding principal balance in excess of $5 billion, and
●
A fee for the clearing and operational services provided by personnel of the Manager equal to $10,000 per month.
The following table summarizes the management fee and overhead allocation expenses for each quarter in 2022 to date and
2021.
($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
March 31, 2022 $ 5,545,844 $ 853,576 $ 2,634 $ 441 $ 3,075
December 31, 2021 6,056,259 806,382 2,587 443 3,030
September 30, 2021 5,136,331 672,384 2,156 390 2,546
June 30, 2021 4,504,887 542,679 1,792 395 2,187
March 31, 2021 4,032,716 456,687 1,621 404 2,025
Financial

Condition:
Mortgage-Backed Securities
As of March

31, 2022,

our RMBS

portfolio

consisted

of $4,580.6

million of

Agency RMBS

at fair value

and had a

weighted

average
coupon on

assets of

3.11%.

During the

three months

ended March

31, 2022,

we received

principal

repayments

of $157.1

million
compared

to $123.9

million for

the three

months ended

March 31,

2021.

The average

three month

prepayment

speeds for

the quarters
ended March

31, 2022

and 2021

were 10.7%

and 12.0%,

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
March 31, 2022 8.1 19.5 10.7
December 31, 2021 9.0 24.6 11.4
September 30, 2021 9.8 25.1 12.4
June 30, 2021 10.9 29.9 12.9
March 31, 2021 9.9 40.3 12.0

The following

tables summarize

certain characteristics

of the Company’s

PT RMBS

and structured

RMBS as of

March 31,

2022 and
December

31, 2021:
($ in thousands)
Weighted
Percentage Average
of Weighted Maturity
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
March 31, 2022
Fixed Rate RMBS $ 4,372,517 95.5% 3.01% 336 1-Dec-51
Interest-Only Securities 206,617 4.5% 3.42% 257 25-Jan-52
Inverse Interest-Only Securities 1,460 0.0% 3.75% 297 15-Jun-42
Total Mortgage Assets $ 4,580,594 100.0% 3.11% 318 25-Jan-52
December 31, 2021
Fixed Rate RMBS $ 6,298,189 96.7% 2.93% 342 1-Dec-51
Interest-Only Securities 210,382 3.2% 3.40% 263 25-Jan-52
Inverse Interest-Only Securities 2,524 0.1% 3.75% 300 15-Jun-42
Total Mortgage Assets $ 6,511,095 100.0% 3.03% 325 25-Jan-52
($ in thousands)
March 31, 2022 December 31, 2021
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 3,016,954 65.9% $ 4,719,349 72.5%
Freddie Mac 1,563,640 34.1% 1,791,746 27.5%
Total Portfolio $ 4,580,594 100.0% $ 6,511,095 100.0%
March 31, 2022 December 31, 2021
Weighted Average Pass-through Purchase Price $ 107.82 $ 107.19
Weighted Average Structured Purchase Price $ 15.25 $ 15.21
Weighted Average Pass-through Current Price $ 98.85 $ 105.31
Weighted Average Structured Current Price $ 15.61 $ 14.08
Effective Duration
(1)
4.890 3.390
(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.

An effective duration of 4.890 indicates that an
interest rate increase of 1.0% would be expected to cause a 4.890% decrease in the value of the RMBS in the Company’s investment portfolio
at March 31, 2022.

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
The following

table presents

a summary

of portfolio

assets acquired

during the

three months

ended March

31, 2022

and 2021,
including

securities

purchased

during the

period that

settled after

the end of

the period,

if any.

($ in thousands)
2022 2021
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
Pass-through RMBS $ - $ - - $ 1,971,296 $ 107.09 1.38%
Structured RMBS - - - 4,807 6.93 14.21%
Borrowings
As of March

31, 2022,

we had established

borrowing

facilities

in the repurchase

agreement

market with

a number

of commercial
banks and

other financial

institutions

and had borrowings

in place with

22 of these

counterparties.

None of these

lenders are

affiliated

with
the Company. These

borrowings

are secured

by the Company’s

RMBS and

cash, and

bear interest

at prevailing

market rates.

We believe
our established

repurchase

agreement

borrowing

facilities

provide borrowing

capacity in

excess of

our needs.
As of March

31, 2022,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$4,464.1

million with

a net
weighted

average borrowing

cost of 0.37%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

6 to
167 days,

with a weighted

average remaining

maturity of

22 days.

Securing

the repurchase

agreement

obligations

as of March

31, 2022
are RMBS

with an estimated

fair value,

including

accrued interest,

of approximately

$4,591.7

million and

a weighted

average

maturity of
340 months,

and cash pledged

to counterparties

of approximately

$113.6 million.

Through April

28, 2022,

we have been

able to maintain
our repurchase

facilities

with comparable

terms to

those that

existed at

March 31,

2022 with

maturities

through September

14, 2022.
The table below presents information about our period end,

maximum and average balances of borrowings for each quarter in
2022 to date and 2021.
($ in thousands)
Difference Between Ending
Ending Maximum Average Borrowings and
Balance of Balance of Balance of Average Borrowings
Three Months Ended Borrowings Borrowings Borrowings Amount Percent
March 31, 2022 $ 4,464,109 $ 6,244,106 $ 5,354,107 $ (889,998) (16.62)% (1)
December 31, 2021 6,244,106 6,419,689 5,728,988 515,118 8.99%
September 30, 2021 5,213,869 5,214,254 4,864,287 349,582 7.19%
June 30, 2021 4,514,704 4,517,953 4,348,192 166,512 3.83%
March 31, 2021 4,181,680 4,204,935 3,888,633 293,047 7.54%
(1)
The lower ending balance relative to the average balance during the quarter ended March 31, 2022 reflects the disposal of RMBS pledged as collateral. During the quarter ended March 31, 2022, the Company’s investment in RMBS decreased $510.4 million.
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

31, 2022,

haircuts on

our pledged

collateral

remained

stable and

as of March

31, 2022,

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

Agreements

(“MSFTAs”), which

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

As of March

31, 2022,

we had cash

and cash equivalents

of $297.2

million.

We generated

cash flows

of $202.9
million from

principal

and interest

payments on

our RMBS

and had average

repurchase

agreements

outstanding

of $5,354.1

million during
the three

months ended

March 31,

2022.
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

March 31, 2022, we issued a total of
15,835,700 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $78.3 million,
and net proceeds of approximately $77.0 million, after commissions and fees.
Outlook
Economic Summary
The first

quarter of

2022 was

a transition

period whereby

the Fed migrated

from reluctantly

acknowledging

they needed

to start
removing the

emergency

monetary

policy regime

in place

since the

COVID-19

pandemic emerged

in the U.S.

during the

first quarter

of
2020 towards

a more aggressive

tightening

cycle.

The Fed announced

the first

rate hike

at their

March 2022

meeting and

simultaneously
announced

quantitative

tightening

would begin

soon, likely

in May 2022.

The acceleration

in the rate

of inflation

that first

emerged during
the second

quarter of

2021, and

was deemed

“transitory”

by the Fed

at the time,

accelerated

even further

into 2022

and has continued

to
do so in the

second quarter

of 2022 to

date.

All measures

of inflation

– personal

consumption

expenditures,

the consumer

price index

and
the producer

price index

– are the

highest levels

seen since

the early

1980s.

Inflation

has been

exacerbated,

both in the

U.S. and

globally,
by the war

in Ukraine

and COVID

related lock-downs

in China.

The war

in Ukraine

in particular

has caused

global inflationary

pressures
that may have

yet to peak.

As the war

in Ukraine

began in

late February

2022, western

nations began

to impose

progressively

more
severe sanctions

on Russia.

These sanctions,

and related

boycotts

of Russian

goods,

have created

shortages

of many commodities.
Ukraine is

also a major

global supplier

of many commodities

as well,

particularly

food.

As cases

of COVID-19

increased

in many
population

centers in

China, authorities

imposed lock-downs

aggressively

which led

to the closure

of many manufacturing

operations,
further exacerbating

the many

supply chain

constraints

across the

world.

In the U.S.,

the economy

continues

to grow

and,

in particular,

the
labor market

continues

to tighten.

The unemployment

rate appears

poised to

drop below

the pre-pandemic

lows, unemployment

claims
are at the

lowest levels

since the

1950s and

wages are

growing rapidly,

although

still less

than the

rate of inflation.

All of these

factors have

led the Fed,

and most market

participants,

to anticipate

that inflation,

particularly

food and

energy inflation,
will not

recede in

the near

term and

may even accelerate

further.

Inflation

for goods

other than

food and

energy may

moderate,

as the
necessities

of life cannot

be ignored

and other

goods can,

potentially

lessening

price pressures

for these

goods.

The cost

of housing

and
rents are

expected to

remain elevated

as affordability

continues

to deteriorate

due to higher

mortgage

rates and

inflated home

prices.

In
sum, inflation

is very far

above the

Fed’s target

level of 2%

and not likely

to recede

in the near-term.
Given the

outlook for

inflation

and the

Fed’s anticipated

response,

interest

rate volatility

has become

very elevated

and is not

far below
the extreme

peak seen

in March

of 2020 when

the COVID-19

pandemic first

emerged in

the U.S.

Given the

magnitude

of the forces
driving the

market and

the uncertainty

that exists

with respect

to the war

in Ukraine,

COVID related

lockdowns

in China

and the uncertain
capacity

of the U.S.

economy to

weather

these forces,

it is likely

that volatility

will remain

very elevated

until these

forces subside.

The
outlook for

the remainder

of 2022 hinges

on how these

developments

unfold, the

extent to

which the

Fed has to

raise rates

and possibly
sell assets

from their

portfolio,

and the impact

these factors

have on

the growth

rate of the

U.S. economy

and the unemployment

rate.

Interest

Rates
As the outlook

for inflation

changed materially

to the upside

and the

resulting

change in

monetary

policy by the

Fed unfolded

over the
course of

the first

quarter of

2022, interest

rates moved

much higher

and the curve

flattened.

During the

first quarter

of 2022, the

yield on
the 2-year

U.S. Treasury

Note increased

by over 160

basis points,

the yield

on the 5-year

U.S. Treasury

Note increased

by almost

120
basis points

and the yield

on the 10-year

U.S. Treasury

Note increased

by 82.8 basis

points.

The spread

between the

2-year and

10-year
points thus

declined, or

flattened,

by almost

80 basis points.

In early

April of

2022 the yield

curve actually

inverted

by approximately

7.5
basis points,

albeit for

only a brief

period.

Since then,

the yield

curve has

re-steepened

and was just

above 20

basis points

on April

28,
2022.

The impetus

for the re-steepening

was the release

of the FOMC

minutes from

the Fed’s January

2022 meeting

which strongly
implied the

Fed may actually

sell assets

from their

portfolio.

The market

expects this

may occur

as early as

the third

quarter of

2022.

The
minutes also

revealed that

the Fed

viewed such

asset sales

were akin

to 100 to

150 basis

points of

tightening

to the Fed

Funds rate,

thus
the market

reduced the

number of

hikes priced

in over the

course of

the next

year and

the curve

steepened.

As of April

28th, 2022

market
pricing, as

reflected

in the Fed

Funds futures

market, anticipates

between 225

and 250 basis

points of

additional

hikes by the

end of the
year.

The Agency

RMBS Market
The sharp

increase in

interest

rates, the

end of net

Agency RMBS

purchases

by the Fed

and the pending

run-off of

the Fed’s Agency
RMBS portfolio,

with the

potential for

outright

sales in addition

to the prepayment

related run-off,

resulted

in poor returns

for the sector.

The
poor performance

has continued

into the

second quarter

as all of

these factors

remain.

The Agency

RMBS market

is transitioning

away
from a prolonged

period of

support.

The market

benefited

from not only

daily purchases

by the Fed

- $40 billion

per month

in addition

to
the reinvestment

of all paydowns

on their

existing holdings

– but also

by the bank

community. Demand

from the

bank community

is a
byproduct

of their

deposit base

growth resulting

from asset

purchases.

Going forward

the RMBS

market faces

meaningful

headwinds

as
the Fed is

only purchasing

enough RMBS

to replace

a decreasing

portion of

their monthly

pay-downs

and eventually

may consider

outright
sales, and

the banking

community

will likely

buy fewer

RMBS assets

as their

deposit base

shrinks

as the Fed

removes reserves

from the
system.

The total

return for

Agency RMBS

for the first

quarter of

2022 was -5.0%

and the excess

return versus

U.S. Treasuries

was -1.2%.

Longer duration/lower

coupon mortgages

underperformed

higher coupon/lower

duration

as 30-year

underperformed

15-year maturities
and lower

coupons of

each tenor

underperformed

higher coupons.

The same pattern

held for

excess returns

versus comparable

duration
U.S. Treasuries.

The trend

has also continued

into the

second quarter

as interest

rates continue

to rise and

volatility

remains at

or near
multi-year

highs.

Recent Legislative

and Regulatory

Developments
The Fed has

taken a number

of actions

to stabilize

markets as

a result

of the impacts

of the COVID-19

pandemic.

On March 15,
2020, the

Fed announced

a $700 billion

asset purchase

program

to provide

liquidity

to the U.S.

Treasury and

Agency RMBS

markets.
Specifically, the

Fed announced

that it would

purchase

at least $500

billion of

U.S. Treasuries

and at least

$200 billion

of Agency

RMBS.
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
FOMC continued

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

Fed Funds

rate.

In response

to the deterioration

in the markets

for U.S.

Treasuries, Agency

RMBS and

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

each month

and ended

net asset

purchases

entirely

by early March
of 2022.

The minutes

to the March

16, 2022

FOMC meeting

implied that

the Fed would

begin reducing

its balance

sheet by

a maximum

of
$60 billion

of U.S.

Treasuries and

$35 billion

of Agency

RMBS each

month, phased

in over three

months and

likely beginning

in May 2022.

The CARES

Act was passed

by Congress

and signed

into law

by President

Trump on March

27, 2020.

The CARES

Act provided
many forms

of direct

support to

individuals

and small

businesses

in order

to stem the

steep decline

in economic

activity.

The

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

Following
the end of

this limitation,

foreclosure

starts for

January and

February

of 2022 were

up 29% and

40% month-over-month

and 126%

and
176% year-over-year,

respectively, although

they remain

below pre-pandemic

levels.
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

On February

25, 2022,

the FHFA published

a final rule,

effective as

of

April 26,

2022, amending

the GSE capital

framework

established

in December

2020 by, among

other things,

replacing

the fixed

leverage
buffer equal

to 1.5% of

a GSE’s adjusted

total assets

with a dynamic

leverage

buffer equal

to 50% of

a GSE’s stability

capital buffer,
reducing

the risk weight

floor from

10% to 5%,

and removing

the requirement

that the

GSEs must

apply an overall

effectiveness
adjustment

to their

credit risk

transfer

exposures.
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

LIBOR-
linked consumer

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

evolve
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

long-
term interest

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

ended these

purchases

in March 2022

and announced

plans to reduce

its balance

sheet.

The Fed’s planned

reduction

of its
balance sheet

could negatively

impact our

investment

portfolio.

Further, the

moratoriums

on foreclosures

and evictions

described

above
will likely

delay potential

defaults

on loans that

would otherwise

be bought

out of Agency

RMBS pools

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

in long-
term interest

rates than

PT RMBS,

particularly

PT RMBS backed

by fixed-rate

mortgages.
Effects on

our borrowing

costs
We leverage

our PT RMBS

portfolio and

a portion

of our structured

Agency RMBS

with principal

balances through

the use of

short-
term repurchase

agreement

transactions.

The interest

rates on

our debt

are determined

by the short

term interest

rate markets.

Increases
in the Fed

Funds rate

or LIBOR

typically increase

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

2022 was

extremely volatile

as the Fed

pivoted

quickly from

unprecedented

monetary

policy accommodation

to the
rapid removal

of the accommodation.

Current

market pricing

in the futures

markets implies

the Fed

will raise

the target

for the Fed

Funds
rate to approximately

3.25% by

the third

quarter of

2023 and

to over 2.5%

by the end

of 2022.

The U.S.

economy has

recovered

quickly
from

the COVID-19

induced downturn

with the

help of the

Fed’s monetary

policy and

equally

unprecedented

fiscal stimulus

from the
government.

As the economy

recovered

rapidly, inflationary

pressures

emerged and

were exacerbated

by numerous

supply constraints,
including

the supply

of labor, resulting

in a sub-4%

unemployment

rate which

continues

to fall and

wage growth

above 5%.

The war in
Ukraine has

further stimulated

inflationary

pressures

as Russia

and Ukraine

are leading

suppliers

of food,

energy and

many other
commodities.

COVID-19

induced shutdowns

in China

have also

increased

supply constraints,

another source

of inflationary

pressure.

As
the second

quarter of

2022 unfolds,

these trends

have intensified

and the Fed

appears even

more intent

on removing

their accommodation
as quickly

as possible.

The Fed

may even begin

outright

sales of U.S.

Treasury and

Agency RMBS

assets later

this year.

For the Company,

this means

our funding

costs are

likely to

rise materially

over the

course of

2022 and

possibly into

2023.

As interest
rates have

risen the

prices of

the Company’s

assets have

fallen.

Investors

fear possible

outright

sales of Agency

RMBS by

the

Fed, in
addition to

the Fed and

most banks

buying far

fewer Agency

RMBS as

well.

During the

first quarter

of 2022,

these securities

have
underperformed

the hedge

instruments

the Company

has employed

and they

may continue

to do so.

This puts

downward

pressure on

the
Company’s shareholders

equity and

book value

per share.

As interest

rates have

risen,

refinancing

and purchase

activity

in the residential
housing market

has slowed.

However, as the

Company’s Agency

RMBS assets

are trading

at discounts,

this lowers

the yield

the Company
realizes.

In sum, the

current market

environment

is challenging

for the Company’s

portfolio

and all Agency

RMBS and/or

mortgage
focused and

levered investors.

To counter these challenging

market conditions,

the Company

continues

to take steps

to minimize

their
impact through

asset selection

and the lower

use of leverage.

The Company’s

share prices

have traded

below our

book value

per share
since late

in 2021.

The Company

increased

the size of

the share

buy-back program

in late 2021

and has the

option to

repurchase

up to
10% of our

outstanding

shares, which

could result

in accretive

purchases

to book value

per share

owing to

the common

stock price

trading
at a discount

to the Company’s

book value.
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

31, 2021.
Capital Expenditures
At March

31, 2022,

we had no

material commitments

for capital

expenditures.
Off-Balance

Sheet Arrangements

At March

31, 2022,

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
IPO.
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $ 1.395 $ 4,662
2014 2.160 22,643
2015 1.920 38,748
2016 1.680 41,388
2017 1.680 70,717
2018 1.070 55,814
2019 0.960 54,421
2020 0.790 53,570
2021 0.780 97,601
2022 - YTD
(1)
0.200 35,484
Totals $ 12.635 $ 475,048
(1)
On April 13, 2022, the Company declared a dividend of $0.045 per share to be paid on May 27, 2022.

The effect of this dividend is included in
the table above, but is not reflected in the Company’s financial statements as of March 31, 2022.
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

31, 2022

and December

31, 2021,

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
2022 and

December

31, 2021.

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
Change in Interest Rate Value
(2)(3)
Value
(2)(4)
As of March 31, 2022
-200 Basis Points (2.12)% (16.38)%
-100 Basis Points (0.24)% (1.89)%
-50 Basis Points 0.16% 1.27%
+50 Basis Points (0.10)% (0.80)%
+100 Basis Points (0.50)% (3.84)%
+200 Basis Points (1.80)% (13.88)%
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

March 31,

2022, we

had unrestricted
cash and cash

equivalents

of $297.2

million and

unpledged

securities

of approximately

$3.7 million

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
ITEM 1A.

RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for
the year ended December 31, 2021. As of March 31, 2022, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE

OF PROCEEDS
The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2022.

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2022.
Shares Purchased Maximum Number
Total Number Weighted-Average as Part of Publicly of Shares That May Yet
of Shares Price Paid Announced Be Repurchased Under
Repurchased (1) Per Share Programs the Authorization
January 1, 2022 - January 31, 2022 - $ - - 17,699,305
February 1, 2022 - February 28, 2022 - - - 17,699,305
March 1, 2022 - March 31, 2022 64,753 3.31 - 17,699,305
Totals / Weighted Average 64,753 $ 3.31 - 17,699,305
(1)
Includes shares

of the Company’s

common stock

acquired by

the Company

in connection

with the satisfaction

of tax withholding

obligations on
vested employment

related awards

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
10.1
2022 Long-Term Incentive Compensation Plan*†
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

April 29, 2022
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)
Date:

April 29, 2022
By: /s/ George H. Haas, IV
George H. Haas, IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)