Form 10-Q
period 2022-06-30
Orchid Island Capital, Inc.
filed 2022-08-05
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
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

Yes
☐

No
☒
Number of shares outstanding at August 4, 2022:
176,251,193

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
June 30, December 31,
2022 2021
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $
3,926,165
and $
6,506,372
, respectively) $
3,940,860
$
6,511,095
U.S. Treasury Notes, at fair value (includes pledged assets of $
36,302

and $
29,740
, respectively)
36,302
37,175
Cash and cash equivalents
218,975
385,143
Restricted cash
64,396
65,299
Accrued interest receivable
13,932
18,859
Derivative assets
198,484
50,786
Other assets
1,420
320
Total Assets $
4,474,369
$
7,068,677
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
3,758,980
$
6,244,106
Dividends payable
7,960
11,530
Derivative liabilities
43,591
7,589
Accrued interest payable
3,940
788
Due to affiliates
1,138
1,062
Other liabilities
152,398
35,505
Total Liabilities
3,968,007
6,300,580

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
100,000,000

shares authorized; no shares issued
and outstanding as of June 30, 2022 and December 31, 2021
-
-
Common Stock, $
0.01

par value;
500,000,000

shares authorized,
176,251,193
shares issued and outstanding as of June 30, 2022 and
176,993,049

shares issued
and outstanding as of December 31, 2021
1,763
1,770
Additional paid-in capital
796,219
849,081
Accumulated deficit
(291,620)
(82,754)
Total Stockholders' Equity
506,362
768,097
Total Liabilities

and Stockholders' Equity
$
4,474,369
$
7,068,677
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
($ in thousands, except per share data)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 2022 2021
Interest income $
77,125
$
56,110
$
35,268
$
29,254
Interest expense
(10,835)
(3,497)
(8,180)
(1,556)
Net interest income
66,290
52,613
27,088
27,698
Realized (losses) gains on mortgage-backed securities
(66,529)
(6,045)
(15,443)
1,352
Unrealized (losses) gains on mortgage-backed securities and
U.S. Treasury Notes
(480,560)
(96,147)
(170,598)
(7,281)
Gains (losses) on derivative and other hedging instruments
281,574
10,557
103,758
(34,915)
Net portfolio loss
(199,225)
(39,022)
(55,195)
(13,146)
Expenses:
Management fees
5,265
3,413
2,631
1,792
Allocated overhead
960
799
519
395
Incentive compensation
551
625
314
261
Directors' fees and liability insurance
621
595
310
323
Audit, legal and other professional fees
606
620
302
302
Direct REIT operating expenses
1,217
715
574
294
Other administrative
421
445
294
352
Total expenses
9,641
7,212
4,944
3,719
Net loss $
(208,866)
$
(46,234)
$
(60,139)
$
(16,865)
Basic and diluted net loss per share $
(1.18)
$
(0.50)
$
(0.34)
$
(0.17)
Weighted Average Shares Outstanding
177,015,963
92,456,082
177,034,159
99,489,065
Dividends declared per common share $
0.290
$
0.390
$
0.135
$
0.195
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2022 and 2021
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
Net income -
-
-
(16,865)
(16,865)
Cash dividends declared -
-
(20,416)
-
(20,416)
Issuance of common stock pursuant to public offerings, net
23,087
231
124,515
-
124,746
Stock based awards and amortization
2
-
180
-
180
Balances, June 30, 2021
117,500
$
1,175
$
616,874
$
(64,228)
$
553,821
Balances, January 1, 2022
176,993
$
1,770
$
849,081
$
(82,754)
$
768,097
Net loss -
-
-
(148,727)
(148,727)
Cash dividends declared -
-
(27,492)
-
(27,492)
Stock based awards and amortization
124
1
539
-
540
Balances, March 31, 2022
177,117
$
1,771
$
822,128
$
(231,481)
$
592,418
Net loss -
-
-
(60,139)
(60,139)
Cash dividends declared -
-
(23,936)
-
(23,936)
Stock based awards and amortization
10
-
237
-
237
Shares repurchased and retired
(876)
(8)
(2,210)
-
(2,218)
Balances, June 30, 2022
176,251
$
1,763
$
796,219
$
(291,620)
$
506,362
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2022 and 2021
($ in thousands)
2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net loss $
(208,866)
$
(46,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation
404
429
Realized losses on mortgage-backed securities
66,529
6,045
Unrealized losses on mortgage-backed securities and U.S. Treasury

Notes
480,560
96,147
Realized and unrealized gains on derivative instruments
(161,731)
(13,483)
Changes in operating assets and liabilities:
Accrued interest receivable
4,927
(2,826)
Other assets
(583)
(172)
Accrued interest payable
3,152
(115)
Other liabilities
198
(1,305)
Due to affiliates
76
162
NET CASH PROVIDED BY OPERATING

ACTIVITIES
184,666
38,648
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(190,638)
(2,986,864)
Sales
1,934,606
1,680,903
Principal repayments
279,534
259,425
Net proceeds from (payments on) derivative instruments
167,307
(17,446)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
2,190,809
(1,063,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
22,121,707
13,582,422
Principal payments on repurchase agreements
(24,606,833)
(12,663,304)
Cash dividends
(54,979)
(34,927)
Proceeds from issuance of common stock, net of issuance costs
-
221,654
Shares repurchased and retired
(2,218)
-
Shares withheld from employee stock awards for payment of taxes
(223)
(299)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
(2,542,546)
1,105,546
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(167,071)
80,212
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
450,442
299,506
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
283,371
$
379,718
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
7,683
$
3,611
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
transactions.

Through June 30, 2022, the Company issued a total of
15,835,700

shares under the October 2021 Equity Distribution
Agreement for aggregate gross proceeds of approximately $
78.3

million, and net proceeds of approximately $
77.0

million, after
commissions and fees. No shares were issued under the October 2021 Equity

Distribution Agreement during the six months ended
June 30, 2022.
Basis of

Presentation

and Use of

Estimates
The accompanying

unaudited

financial

statements

have been

prepared

in accordance

with accounting

principles

generally

accepted
in the United

States (“GAAP”)

for interim

financial

information

and with

the instructions

to Form 10-Q

and Article

8 of Regulation

S-X.

Accordingly, they

do not include

all of the

information

and footnotes

required

by GAAP for

complete financial

statements.

In the opinion

of
management,

all adjustments

(consisting

of normal

recurring

accruals)

considered

necessary

for a fair

presentation

have been

included.

Operating

results for

the six and

three month

period ended

June 30,

2022 are

not necessarily

indicative

of the results

that may

be
expected for

the year

ending December

31, 2022.
The balance

sheet at

December

31, 2021

has been

derived from

the audited

financial

statements

at that date

but does

not include

all
of the information

and footnotes

required

by GAAP for

complete financial

statements.

For further

information,

refer to

the financial
statements

and footnotes

thereto included

in the Company’s

Annual Report

on Form 10-K

for the year

ended December

31, 2021.
The preparation

of financial

statements

in conformity

with GAAP

requires

management

to make estimates

and assumptions

that affect
the reported

amounts of

assets and

liabilities

and disclosure

of contingent

assets and

liabilities

at the date

of the financial

statements

and
the reported

amounts of

revenues

and expenses

during the

reporting

period. Actual

results could

differ from

those estimates.

The
significant

estimates

affecting the

accompanying

financial

statements

are the fair

values of RMBS

and derivatives.

Management

believes
the estimates

and assumptions

underlying

the financial

statements

are reasonable

based on

the information

available

as of June

30, 2022.
Variable Interest Entities (“VIEs”)
The Company obtains interests in VIEs through its investments in mortgage-backed securities.

The Company’s interests in these
VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the
future.

As a result, the Company does not consolidate these VIEs and accounts for these interests in these VIEs as mortgage-backed
securities.

See Note 2 for additional information regarding the Company’s investments in mortgage-backed securities.

The maximum
exposure to loss for these VIEs is the carrying value of the mortgage-backed securities.
Cash and Cash Equivalents and Restricted Cash
Cash and

cash equivalents

include

cash on deposit

with financial

institutions

and highly

liquid investments

with original

maturities

of
three months

or less at

the time

of purchase.

Restricted

cash includes

cash pledged

as collateral

for repurchase

agreements

and other
borrowings,

and interest

rate swaps

and other

derivative

instruments.

The following

table provides

a reconciliation

of cash,

cash equivalents,

and restricted

cash reported

within the

statement

of financial
position that

sum to the

total of

the same

such amounts

shown in

the statement

of cash flows.
(in thousands)
June 30, 2022 December 31, 2021
Cash and cash equivalents $
218,975
$
385,143
Restricted cash
64,396
65,299
Total cash, cash equivalents

and restricted cash
$
283,371
$
450,442
The Company

maintains

cash balances

at three

banks and

excess margin

on account

with two

exchange clearing

members.

At times,
balances may

exceed federally

insured limits.

The Company

has not

experienced

any losses

related to

these balances.

The Federal
Deposit Insurance

Corporation

insures eligible

accounts

up to $250,000

per depositor

at each financial

institution.

Restricted

cash
balances are

uninsured,

but are held

in separate

customer accounts

that are

segregated

from the

general funds

of the counterparty.

The
Company limits

uninsured

balances

to only large,

well-known

banks and

exchange clearing

members and

believes that

it is not

exposed to
any significant

credit risk

on cash and

cash equivalents

or restricted

cash balances.
Mortgage-Backed

Securities

and U.S.

Treasury Notes
The Company

invests primarily

in mortgage

pass-through

(“PT”) residential

mortgage

backed securities

(“RMBS”)

and collateralized
mortgage

obligations

(“CMOs”)

issued by

Freddie Mac,

Fannie Mae

or Ginnie

Mae,

interest-only

(“IO”) securities

and inverse

interest-only
(“IIO”) securities

representing interest in or obligations backed by pools of RMBS. The Company refers

to RMBS and CMOs as PT
RMBS. The Company refers to IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes, primarily
to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and
U.S. Treasury Notes under the fair value option. Electing the fair value option requires the Company to record changes in fair value in
the statement of operations, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.
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

30, 2022

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

value of the

Company’s common

stock on

the date

of grant.

Compensation

expense is
recognized

over each

award’s respective

service period

using the

graded vesting

attribution

method. The

Company does

not estimate
forfeiture

rates; but

rather, adjusts

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

RMBS portfolio

as of June

30, 2022

and December

31, 2021:
(in thousands)
June 30, 2022 December 31, 2021
Pass-Through RMBS Certificates:
Fixed-rate Mortgages

$
3,766,151
$
6,298,189
Total Pass-Through

Certificates
3,766,151
6,298,189
Structured RMBS Certificates:
Interest-Only Securities
173,754
210,382
Inverse Interest-Only Securities
955
2,524
Total Structured

RMBS Certificates
174,709
212,906
Total $
3,940,860
$
6,511,095
As of June

30, 2022

and December

31, 2021,

the Company

held U.S.

Treasury Notes

with a fair

value of approximately

$
36.3

million
and $
37.2

million, respectively,

primarily

to satisfy

collateral

requirements

of one of

its derivative

counterparties.
The following

table is a

summary of

the Company’s

net gain

(loss) from

the sale of

RMBS for

the

six months

ended June

30, 2022
and 2021.
Six Months Ended June 30,
2022 2021
Proceeds from sales of RMBS $
1,934,606
$
1,680,903
Carrying value of RMBS sold
(2,001,135)
(1,686,948)
Net (loss) gain on sales of RMBS $
(66,529)
$
(6,045)
Gross gain on sales of RMBS $
2,705
$
4,890
Gross loss on sales of RMBS
(69,234)
(10,935)
Net (loss) gain on sales of RMBS $
(66,529)
$
(6,045)

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

2022, the

Company had

met all margin

call
requirements.
As of June

30, 2022

and December

31, 2021,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:
($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS
(1)
TOTAL
June 30, 2022
Fair market value of securities pledged, including
accrued interest receivable $
-
$
2,990,637
$
887,951
$
60,809
$
3,939,397
Repurchase agreement liabilities associated with
these securities $
-
$
2,866,787
$
843,343
$
48,850
$
3,758,980
Net weighted average borrowing rate
-

1.33%
1.48%
0.79%
1.36%
December 31, 2021
Fair market value of securities pledged, including
accrued interest receivable $
-
$
4,624,396
$
1,848,080
$
52,699
$
6,525,175
Repurchase agreement liabilities associated with
these securities $
-
$
4,403,182
$
1,789,327
$
51,597
$
6,244,106
Net weighted average borrowing rate -
0.15%
0.13%
0.15%
0.15%
1)
Includes a repurchase agreement with an outstanding principal balance of approximately $48.9 million as of June 30, 2022, with an interest rate indexed to Secured Overnight Financing Rate (“SOFR”) that reprices daily.
In addition, cash pledged to counterparties for repurchase agreements was approximately

$
51.1

million and $
57.3

million as of
June 30, 2022 and December 31, 2021, respectively.
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

30, 2022,

the Company

had an aggregate

amount at

risk (the

difference

between
the amount

loaned to

the Company, including

interest

payable and

securities

posted by

the counterparty

(if any),

and the fair

value of
securities

and cash pledged

(if any),

including

accrued interest

on such securities)

with all

counterparties

of approximately

$
227.6

million.

The Company

did not have

an amount

at risk with

any individual

counterparty

that was

greater than

10% of the

Company’s equity

at June
30, 2022

and December

31, 2021.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS
The table

below summarizes

fair value

information

about the

Company’s derivative

and other

hedging instruments

assets and
liabilities

as of June

30, 2022

and December

31, 2021.
(in thousands)
Derivative and Other Hedging Instruments Balance Sheet Location June 30, 2022 December 31, 2021
Assets
Interest rate swaps Derivative assets, at fair value $
104,138
$
29,293
Payer swaptions (long positions) Derivative assets, at fair value
88,852
21,493
Interest rate caps Derivative assets, at fair value
3,837
-
TBA securities Derivative assets, at fair value
1,657
-
Total derivative

assets, at fair value
$
198,484
$
50,786
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
-
$
2,862
Payer swaptions (short positions) Derivative liabilities, at fair value
43,296
4,423
TBA securities Derivative liabilities, at fair value
295
304
Total derivative

liabilities, at fair value
$
43,591
$
7,589
Margin Balances Posted to (from) Counterparties
Futures contracts Restricted cash $
12,795
$
8,035
TBA securities Restricted cash
471
-
TBA securities Other liabilities
(1,772)
(856)
Interest rate swaption contracts Other liabilities
(43,249)
(6,350)
Total margin

balances on derivative contracts
$
(31,755)
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

at June 30,

2022 and

December

31,
2021.

($ in thousands)
June 30, 2022
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Treasury Note Futures Contracts (Short

Positions)
(2)
September 2022 5-year T-Note futures
(Sep 2022 - Sep 2027 Hedge Period) $
1,200,500
3.13%
3.32%
$
4,138
September 2022 10-year Ultra futures
(Sep 2022 - Sep 2032 Hedge Period) $
274,500
2.64%
2.84%
$
2,442

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
(2)
5-Year T-Note

futures contracts were valued at a price of $
112.25

at June 30, 2022 and $
120.98

at December 31, 2021.

The contract values of
the short positions were $
1,347.6

million and $
446.4

million at June 30, 2022 and December 31, 2021, respectively.

10-Year Ultra

futures
contracts were valued at a price of $
127.38

at June 30, 2022 and $
146.44

at December 31, 2021. The contract value of the short position was
$
349.6

million and $
322.2

million at June 30, 2022 and December 31, 2021, respectively
Under its

interest

rate swap

agreements,

the Company

typically

pays

a fixed rate

and receive

a floating

rate based

on an index
("payer swaps").

The floating

rate the

Company receives

under its

swap agreements

has the effect

of offsetting

the repricing
characteristics

of our repurchase

agreements

and cash flows

on such liabilities.

The Company

is typically

required

to post collateral

on its
interest

rate swap

agreements.

The table

below presents

information

related to

the Company’s

interest

rate swap

positions

at June 30,
2022 and

December

31, 2021.
($ in thousands)
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
June 30, 2022
Expiration > 3 to ≤ 5 years $
500,000
0.84%
1.95%
$
43,221
4.2
Expiration > 5 years
900,000
1.70%
1.32%
60,917
7.1
$
1,400,000
1.39%
1.54%
$
104,138
6.1
December 31, 2021
Expiration > 3 to ≤ 5 years $
955,000
0.64%
0.16%
$
21,788
4.0
Expiration > 5 years
400,000
1.16%
0.21%
4,643
7.3
$
1,355,000
0.79%
0.18%
$
26,431
5.0
The table

below presents

information

related to

the Company’s

interest

rate cap positions

at June

30, 2022.
($ in thousands)
Net
Strike Estimated
Notional Swap Curve Fair
Expiration Amount Cost Rate Spread Value
February 8, 2024 $
200,000
$
2,350
0.09%
10Y2Y $
3,837

The table

below presents

information

related to

the Company’s

interest

rate swaption

positions

at June 30,

2022 and

December

31,
2021.
($ in thousands)
Option Underlying Swap
Weighted Average Weighted
Average Average Adjustable Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
June 30, 2022
Payer Swaptions - long
≤ 1 year $
31,905
$
65,684
8.3
$
1,282,400
2.44%
3 Month
11.3
>1 year ≤ 2 years
24,050
23,168
15.8
728,400
3.00%
3 Month
10.0
$
55,955
$
88,852
11.0
$
2,010,800
2.65%
3 Month
10.8
Payer Swaptions - short
≤ 1 year $
(22,250)
$
(43,296)
2.8
$
(1,433,000)
2.65%
3 Month
10.8
December 31, 2021
Payer Swaptions - long
≤ 1 year $
4,000
$
1,575
3.2
$
400,000
1.66%
3 Month
5.0
>1 year ≤ 2 years
32,690
19,918
18.4
1,258,500
2.46%
3 Month
14.1
$
36,690
$
21,493
14.7
$
1,658,500
2.27%
3 Month
11.9
Payer Swaptions - short
≤ 1 year $
(16,185)
$
(4,423)
5.3
$
(1,331,500)
2.29%
3 Month
11.4
The following table summarizes

the Company’s contracts to

purchase and sell TBA

securities as of June

30, 2022 and December
31, 2021.
($ in thousands)
Notional Net
Amount Cost Market Carrying
Long (Short)
(1)
Basis
(2)
Value
(3)
Value
(4)
June 30, 2022
30-Year TBA securities:
2.0% $
(175,000)
$
(153,907)
$
(152,250)
$
1,657
15-Year TBA securities:
3.5%
175,000
174,434
174,139
(295)
Total $
-
$
20,527
$
21,889
$
1,362
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
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported
in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net
The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the six and three months ended June 30, 2022 and 2021.
(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 2022 2021
T-Note futures contracts (short position) $
122,968
$
285
$
43,073
$
(2,191)
Eurodollar futures contracts (short positions)
-
(7)
-
(19)
Interest rate swaps
106,103
9,446
39,819
(17,677)
Payer swaptions (short positions)
(44,944)
1,212
(34,036)
27,379
Payer swaptions (long positions)
91,314
3,710
50,339
(36,360)
Interest rate caps
1,487
-
2,483
-
Interest rate floors
-
1,300
-
(84)
TBA securities (short positions)
3,552
3,170
1,013
(5,963)
TBA securities (long positions)
1,094
(8,559)
1,067
-
Total $
281,574
$
10,557
$
103,758
$
(34,915)
Credit Risk-Related Contingent Features
The

use

of

derivatives

and

other

hedging

instruments

creates

exposure

to

credit

risk

relating

to

potential

losses

that

could

be
recognized in the event

that the counterparties to these

instruments fail to perform their

obligations under the contracts. The

Company
attempts to minimize

this risk by

limiting its counterparties

for instruments which

are not centrally

cleared on a

registered exchange to
major financial institutions

with acceptable credit

ratings and

monitoring positions with

individual counterparties. In

addition, the Company
may be

required to

pledge assets

as collateral

for its

derivatives, whose

amounts vary over

time based

on the

market value, notional
amount and remaining

term of

the derivative contract.

In the event

of a default

by a counterparty, the

Company may

not receive payments
provided

for

under

the

terms

of

its

derivative

agreements,

and

may

have

difficulty

obtaining

its

assets

pledged

as

collateral

for

its
derivatives. The cash and cash equivalents pledged as collateral for the Company derivative instruments are included in restricted cash
on its balance sheets.
It is the Company's policy not

to offset assets and liabilities associated

with open derivative contracts. However, Chicago

Mercantile
Exchange

(“CME”)

and

Intercontinental

Exchange

(“ICE”)

rules

characterize

variation

margin

transfers

as

settlement

payments,

as
opposed to adjustments to collateral. As

a result, derivative assets and liabilities

associated with centrally cleared derivatives for

which
the CME or ICE serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.

NOTE 5. PLEDGED ASSETS
Assets Pledged

to Counterparties
The table

below summarizes

the Company’s

assets pledged

as collateral

under repurchase

agreements

and derivative

agreements
by type, including

securities

pledged

related to

securities

sold but

not yet settled,

as of June

30, 2022

and December

31, 2021.
(in thousands)
June 30, 2022 December 31, 2021
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
3,752,295
$
-
$
3,752,295
$
6,294,102
$
-
$
6,294,102
Structured RMBS - fair value
173,870
-
173,870
212,270
-
212,270
U.S. Treasury Notes
-
36,302
36,302
-
29,740
29,740
Accrued interest on pledged securities
13,232
15
13,247
18,804
13
18,817
Restricted cash
51,130
13,266
64,396
57,264
8,035
65,299
Total $
3,990,527
$
49,583
$
4,040,110
$
6,582,440
$
37,788
$
6,620,228
Assets Pledged

from Counterparties
The table

below summarizes

assets pledged

to the Company

from counterparties

under repurchase

agreements

and derivative
agreements

as of June

30, 2022

and December

31, 2021.
(in thousands)
June 30, 2022 December 31, 2021
Repurchase Derivative Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Total Agreements Agreements Total
Cash $
7,670
$
45,021
$
52,691
$
4,339
$
7,206
$
11,545
Total $
7,670
$
45,021
$
52,691
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

30, 2022

and December

31, 2021.
(in thousands)
Offsetting of Assets
Gross Amount Not
Net Amount Offset in the Balance Sheet
of Assets Financial
Gross Amount Gross Amount Presented Instruments Cash
of Recognized Offset in the in the Received as Received as Net
Assets Balance Sheet Balance Sheet Collateral Collateral Amount
June 30, 2022
Interest rate swaps $
104,138
$
-
$
104,138
$
-
$
-
$
104,138
Interest rate swaptions
88,852
-
88,852
-
(43,249)
45,603
Interest rate caps
3,387
-
3,387
-
-
3,387
TBA securities 1,657 - 1,657 - (1,772) (115)
$
198,034
$
-
$
198,034
$
-
$
(45,021)
$
153,013
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
June 30, 2022
Repurchase Agreements $
3,758,980
$
-
$
3,758,980
$
(3,707,850)
$
(51,130)
$
-
Interest rate swaptions
43,296
-
43,296
-
-
43,296
TBA securities
1,772
-
1,772
-
(471)
1,301
$
3,804,048
$
-
$
3,804,048
$
(3,707,850)
$
(51,601)
$
44,597
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

the six months

ended June

30, 2022.

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

From the inception of the stock repurchase program through June 30, 2022, the Company repurchased a total of
6,561,810

shares
at an aggregate cost of approximately $
42.6

million, including commissions and fees, for a weighted average price of $
6.49

per share.
During the six months ended June 30, 2022, the Company repurchased a total of
876,299

shares at an aggregate cost of
approximately $
2.2

million, including commissions and fees, for a weighted average price of $
2.53

per share. No shares were
repurchased during the year ended December 31, 2021. The remaining authorization under the stock repurchase program as of June
30, 2022 was
16,823,006

shares.

Cash Dividends
The table below presents the cash dividends declared on the Company’s common stock.
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
1.395
$
4,662
2014
2.160
22,643
2015
1.920
38,748
2016
1.680
41,388
2017
1.680
70,717
2018
1.070
55,814
2019
0.960
54,421
2020
0.790
53,570
2021
0.780
97,601
2022 - YTD
(1)
0.335
59,383
Totals $
12.770
$
498,947
(1)
On
July 13, 2022
, the Company declared a dividend of $
0.045

per share to be paid on
August 29, 2022
.

The effect of this dividend is included
in the table above but is not reflected in the Company’s financial statements as of June 30, 2022.
NOTE 8.

STOCK INCENTIVE PLAN
In 2021,

the Company’s

Board of

Directors

adopted,

and the stockholders

approved,

the Orchid

Island Capital,

Inc. 2021

Equity
Incentive

Plan (the

“2021 Incentive

Plan”) to

replace the

Orchid Island

Capital,

Inc. 2012

Equity Incentive

Plan (the

“2012 Incentive

Plan”
and together

with the

2021 Incentive

Plan, the

“Incentive

Plans”).

The 2021

Incentive

Plan provides

for the award

of stock options,

stock
appreciation

rights, stock

award, performance

units, other

equity-based

awards (and

dividend equivalents

with respect

to awards

of
performance

units and

other equity-based

awards) and

incentive

awards.

The 2021

Incentive

Plan is administered

by the Compensation
Committee

of the Company’s

Board of

Directors

except that

the Company’s

full Board

of Directors

will administer

awards made

to directors
who are

not employees

of the Company

or its affiliates.

The 2021

Incentive

Plan provides

for awards

of up to

an aggregate

of
10
% of the
issued and

outstanding

shares of

the Company’s

common stock

(on a fully

diluted basis)

at the time

of the awards,

subject to

a maximum
aggregate
7,366,623

shares of

the Company’s

common stock

that may

be issued

under the

2021 Incentive

Plan. The

2021 Incentive

Plan
replaces the

2012 Incentive

Plan, and

no further

grants will

be made under

the 2012

Incentive

Plan.

However, any

outstanding

awards
under the

2012 Incentive

Plan will

continue in

accordance

with the

terms of

the 2012

Incentive

Plan and

any award

agreement

executed in
connection

with such

outstanding

awards.

Performance

Units
The Company

has issued,

and may

in the future

issue additional,

performance

units under

the Incentive

Plans to

certain executive
officers and

employees

of its Manager.

“Performance

Units” vest

after the

end of a

defined performance

period, based

on satisfaction

of
the performance

conditions

set forth

in the performance

unit agreement.

When earned,

each Performance

Unit will

be settled

by the
issuance of

one share

of the Company’s

common stock,

at which

time the

Performance

Unit will

be cancelled.

The Performance

Units
contain dividend

equivalent

rights, which

entitle the

Participants

to receive

distributions

declared

by the Company

on common

stock, but

do
not include

the right

to vote the

underlying

shares of

common stock.

Performance

Units are

subject to

forfeiture

should the

participant

no
longer serve

as an executive

officer or

employee of

the Company

or the Manager.

Compensation

expense for

the Performance

Units,
included in

incentive

compensation

on the statements

of operations,

is recognized

over the remaining

vesting period

once it becomes
probable

that the

performance

conditions

will be achieved.
The following

table presents

information

related to

Performance

Units outstanding

during the

six months

ended June

30, 2022

and
2021.
($ in thousands, except per share data)
Six Months Ended June 30,
2022 2021
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
133,223
$
5.88
4,554
$
7.45
Granted
175,572
3.31
137,897
5.88
Vested and issued
(26,645)
5.88
(4,554)
7.45
Unvested, end of period
282,150
$
4.28
137,897
$
5.88
Compensation expense during period $
270
$
113
Unrecognized compensation expense, end of period $
778
$
702
Intrinsic value, end of period $
804
$
716
Weighted-average remaining vesting term (in years)
1.6
1.9
Stock Awards
The Company

has issued,

and may

in the future

issue additional,

immediately

vested common

stock under

the Incentive

Plans to
certain executive

officers and

employees

of its Manager.
The following

table presents

information

related to

fully vested

common stock
issued during

the six months

ended June

30, 2022

and 2021.

All of the

fully vested

shares of

common stock

issued during

the six months
ended June

30, 2022

and 2021,

and the related

compensation

expense, were

granted with

respect to

service performed

during the

fiscal
years ended

December

31, 2021

and 2020,

respectively.
($ in thousands, except per share data)
Six Months Ended June 30,
2022 2021
Fully vested shares granted
175,572
137,897
Weighted average grant date price per share $
3.31
$
5.88
Compensation expense related to fully vested shares of common stock awards $
581
$
811

Deferred

Stock Units
Non-employee

directors

receive a

portion of

their compensation

in the form

of deferred

stock unit

awards (“DSUs”)

pursuant to

the
Incentive

Plans.

Each DSU

represents

a right to

receive one

share of

the Company’s

common stock.

Beginning

in 2022,

each non-
employee director

can elect

to receive

all of his

or her compensation

in the form

of DSUs.

The DSUs

are immediately

vested and

are
settled at

a future

date based

on the election

of the individual

participant.

Compensation

expense for

the DSUs

is included

in directors’
fees and

liability

insurance

in the statements

of operations.

The DSUs

contain dividend

equivalent

rights, which

entitle the

participant

to
receive distributions

declared

by the Company

on common

stock.

These dividend

equivalent

rights are

settled in

cash or additional

DSUs
at the participant’s

election.

The DSUs

do not include

the right

to vote the

underlying

shares of

common stock.

The following

table presents

information

related to

the DSUs

outstanding

during the

six months

ended June

30, 2022

and 2021.
($ in thousands, except per share data)
Six Months Ended June 30,
2022 2021
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
142,976
$
5.38
90,946
$
5.44
Granted and vested
40,881
3.66
22,528
5.64
Outstanding, end of period
183,857
$
5.00
113,474
$
5.48
Compensation expense during period $
153
$
120
Intrinsic value, end of period $
524
$
589
NOTE 9.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at June 30, 2022.
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

30, 2022

and 2021.
(in thousands, except per share information)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 2022 2021
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net loss - Basic and diluted $
(208,866)
$
(46,234)
$
(60,139)
$
(16,865)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
176,251
117,500
176,251
117,500
Effect of weighting

765
(25,044)
783
(18,011)
Weighted average shares-basic and diluted
177,016
92,456
177,034
99,489
Net loss per common share:
Basic and diluted $
(1.18)
$
(0.50)
$
(0.34)
$
(0.17)
Anti-dilutive incentive shares not included in calculation
466
251
466
251
NOTE 12.

FAIR VALUE
The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be

received to

sell an
asset or

paid to transfer

a liability

(an exit

price). A

fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or

liability, including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect of

a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required

disclosures

include stratification

of balance

sheet amounts
measured

at fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●
Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical

assets or

liabilities

traded in

active markets
(which include

exchanges

and over-the-counter

markets with

sufficient

volume),

●
Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical

or similar

instruments

in markets

that are

not active

and model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and
●
Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use

significant

assumptions

not
observable

in the market,

but observable

based on

Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates

for assumptions

that market

participants

would use

in pricing

the asset

or liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include the
use of market

prices of

assets or

liabilities

that are

not directly

comparable

to the subject

asset or

liability.

The Company's

RMBS and

TBA securities

are Level

2 valuations,

and such valuations

currently

are determined

by the Company
based on

independent

pricing sources

and/or third

party broker

quotes. Because

the price

estimates

may vary, the Company

must make
certain judgments

and assumptions

about the

appropriate

price to

use to calculate

the fair

values. The

Company and

the independent
pricing sources

use various

valuation

techniques

to determine

the price

of the Company’s

securities.

These techniques

include observing
the most

recent market

for like

or identical

assets (including

security

coupon, maturity,

yield, and

prepayment

speeds), spread

pricing
techniques

to determine

market credit

spreads (option

adjusted

spread, zero

volatility

spread,

spread to

the U.S.

Treasury curve

or spread
to a benchmark

such as a

TBA), and

model driven

approaches

(the discounted

cash flow

method,

Black Scholes

and SABR

models which
rely upon

observable

market rates

such as the

term structure

of interest

rates and

volatility).

The appropriate

spread pricing

method used
is based on

market convention.

The pricing

source determines

the spread

of recently

observed

trade activity

or observable

markets for
assets similar

to those being

priced. The

spread is

then adjusted

based on

variances

in certain

characteristics

between the

market
observation

and the asset

being priced.

Those characteristics

include: type

of asset,

the expected

life of the

asset, the

stability

and
predictability

of the expected

future cash

flows of

the asset,

whether

the coupon

of the asset

is fixed

or adjustable,

the guarantor

of the
security if

applicable,

the coupon,

the maturity, the

issuer, size of

the underlying

loans, year

in which

the underlying

loans were

originated,
loan to value

ratio, state

in which

the underlying

loans reside,

credit score

of the underlying

borrowers

and other

variables if

appropriate.
The fair

value of the

security is

determined

by using the

adjusted

spread.

The Company’s

U.S. Treasury

Notes are

based on

quoted prices

for identical

instruments

in active

markets and

are classified

as
Level 1 assets.
The Company’s

futures contracts

are Level

1 valuations,

as they are

exchange-traded

instruments

and quoted

market prices

are
readily available.

Futures contracts

are settled

daily. The Company’s

interest

rate swaps

and interest

rate swaptions

are Level

2
valuations.

The fair

value of interest

rate swaps

is determined

using a discounted

cash flow

approach

using forward

market interest

rates
and discount

rates, which

are observable

inputs. The

fair value

of interest

rate swaptions

is determined

using an option

pricing model.

RMBS (based

on the fair

value option),

derivatives

and TBA securities

were recorded

at fair value

on a recurring

basis during

the six
and three

months ended

June 30,

2022 and

2021. When

determining

fair value

measurements,

the Company

considers

the principal

or
most advantageous

market in

which it

would transact

and considers

assumptions

that market

participants

would use

when pricing

the
asset. When

possible,

the Company

looks to active

and observable

markets to

price identical

assets.

When identical

assets are

not traded
in active

markets, the

Company

looks to market

observable

data for

similar assets.
The following

table presents

financial

assets (liabilities)

measured

at fair value

on a recurring

basis as of

June 30,

2022 and
December

31, 2021.

Derivative

contracts

are reported

as a net

position by

contract

type, and

not based

on master

netting arrangements.

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
June 30, 2022
Mortgage-backed securities $
-
$
3,940,860
$
-
U.S. Treasury Notes
36,302
-
-
Interest rate swaps
-
104,137
-
Interest rate swaptions
-
45,556
-
Interest rate caps
-
3,837
-
TBA securities
-
1,362
-
December 31, 2021
Mortgage-backed securities $
-
$
6,511,095
$
-
U.S. Treasury Notes
37,175
-
-
Interest rate swaps
-
26,431
-
Interest rate swaptions
-
17,070
-
TBA securities
-
(304)
-
During the six and three months ended June 30, 2022 and 2021, there were no transfers of financial assets or liabilities between
levels 1, 2 or 3.
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
●
A daily fee equal to the outstanding principal balance of repurchase agreement funding in place as of the end of such day
multiplied by 1.5 basis points for the amount of aggregate outstanding principal balance less than or equal to $5 billion, and
multiplied by 1.0 basis point for any amount of aggregate outstanding principal balance in excess of $5 billion, and
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
Total

expenses recorded for the management fee and allocated overhead incurred were approximately $
6.2

million and $
3.2
million for the six and three months ended June 30, 2022, respectively, and $
4.2

million and $
2.2

million for the six and three months
ended June 30, 2021, respectively. At June 30, 2022 and December 31, 2021, the net amount due to affiliates was approximately

$
1.1
million and $
1.1

million, respectively.
Other Relationships with Bimini
Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive
Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the
Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the
Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of
June 30, 2022, Bimini owned
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
30, 2022, we issued a total of 15,835,700 shares under the October 2021 Equity

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
From the inception of the stock repurchase program through June 30, 2022, the Company repurchased a total of 6,561,810 shares
at an aggregate cost of approximately $42.6 million, including commissions and fees,

for a weighted average price of $6.49 per share.
During the six months ended June 30, 2022, the Company repurchased a total of 876,299 shares of its common stock at an aggregate
cost of approximately $2.2 million, including commissions and fees, for a weighted average price of $2.53 per share.

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
●
our borrowing costs;
● our hedging activities;
● the market value of our investments
●
increases in our cost of funds resulting from increases in the Fed Funds rate that are controlled by the Fed which have
occurred, and are likely to continue to occur, in 2022; and
●
the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment
Company Act.

Results

of Operations
Described

below are

the Company’s

results of

operations

for the

six and three

months ended

June 30,

2022, as

compared

to the
Company’s results

of operations

for the six

and three

months ended

June 30,

2021.
Net (Loss)

Income Summary
Net loss

for the six

months ended

June 30,

2022 was

$208.9 million,

or $1.18

per share.

Net loss

for the six

months ended

June 30,
2021 was

$46.2 million,

or $0.50

per share.

Net loss

for the three

months ended

June 30,

2022 was

$60.1 million,

or $0.34 per

share. Net
loss for the

three months

ended June

30, 2021

was $16.9

million,

or $0.17

per share.

The components

of net loss

for the six

and three
months ended

June 30,

2022 and

2021, along

with the

changes in

those components

are presented

in the table

below:
(in thousands)
Six Months Ended June 30, Three Months Ended, June 30,
2022 2021 Change 2022 2021 Change
Interest income $ 77,125 $ 56,110 $ 21,015 $ 35,268 $ 29,254 $ 6,014
Interest expense (10,835) (3,497) (7,338) (8,180) (1,556) (6,624)
Net interest income 66,290 52,613 13,677 27,088 27,698 (610)
Losses on RMBS and derivative contracts (265,515) (91,635) (173,880) (82,283) (40,844) (41,439)
Net portfolio loss (199,225) (39,022) (160,203) (55,195) (13,146) (42,049)
Expenses (9,641) (7,212) (2,429) (4,944) (3,719) (1,225)
Net (loss) income $ (208,866) $ (46,234) $ (162,632) $ (60,139) $ (16,865) $ (43,274)

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

six months

ended June

30, 2022

and 2021,

and for each

quarter in
2022 to date

and 2021.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
Per Share
Net Earnings Net Earnings
Excluding Excluding
Realized and Realized and Realized and Realized and
Net Unrealized Unrealized Net Unrealized Unrealized
Income Gains and Gains and Income Gains and Gains and
(GAAP) Losses
(1)
Losses (GAAP) Losses Losses
Three Months Ended
June 30, 2022 $ (60,139) $ (82,284) $ 22,145 $ (0.34) $ (0.46) 0.12
March 31, 2022 (148,727) (183,232) 34,505 (0.84) (1.04) 0.20
December 31, 2021 (44,564) (82,597) 38,033 (0.27) (0.49) 0.22
September 30, 2021 26,038 (2,887) 28,925 0.20 (0.02) 0.22
June 30, 2021 (16,865) (40,844) 23,979 (0.17) (0.41) 0.24
March 31, 2021 (29,369) (50,791) 21,422 (0.34) (0.60) 0.26
Six Months Ended
June 30, 2022 $ (208,866) $ (265,516) $ 56,650 $ (1.18) $ (1.50) $ 0.32
June 30, 2021 (46,234) (91,635) 45,401 (0.50) (0.99) 0.49
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
Statement Securities Gain (Loss) Period Periods
(GAAP) (Short Positions) (Long Positions) (Non-GAAP) (Non-GAAP)
Three Months Ended
June 30, 2022 $ 103,758 $ 1,013 $ 1,067 $ 1,996 $ 99,682
March 31, 2022 177,816 2,539 27 (1,287) 176,537
December 31, 2021 10,945 2,568 - (7,949) 16,326
September 30, 2021 5,375 (2,306) - (1,248) 8,929
June 30, 2021 (34,915) (5,963) - (5,104) (23,848)
March 31, 2021 45,472 9,133 (8,559) (4,044) 48,942
Six Months Ended
June 30, 2022 $ 281,574 $ 3,552 $ 1,094 $ 709 $ 276,219
June 30, 2021 10,557 3,170 (8,559) (9,148) 25,094

Economic Interest Expense and Economic Net Interest Income
(in thousands)
Interest Expense on Borrowings
Gains
(Losses) on
Derivative
Instruments Net Interest Income
GAAP Attributed Economic GAAP Economic
Interest Interest to Current Interest Net Interest Net Interest
Income Expense Period
(1)
Expense
(2)
Income Income
(3)
Three Months Ended
June 30, 2022 $ 35,268 $ 8,180 $ 1,996 $ 6,184 $ 27,088 $ 29,084
March 31, 2022 41,857 2,655 (1,287) 3,942 39,202 37,915
December 31, 2021 44,421 2,023 (7,949) 9,972 42,398 34,449
September 30, 2021 34,169 1,570 (1,248) 2,818 32,599 31,351
June 30, 2021 29,254 1,556 (5,104) 6,660 27,698 22,594
March 31, 2021 26,856 1,941 (4,044) 5,985 24,915 20,871
Six Months Ended
June 30, 2022 $ 77,125 $ 10,835 $ 709 $ 10,126 $ 66,290 $ 66,999
June 30, 2021 56,110 3,497 (9,148) 12,645 52,613 43,465
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

30, 2022,

we generated

$66.3 million

of net interest

income, consisting

of $77.1

million of

interest
income from

RMBS assets

offset by $10.8

million of

interest

expense on

borrowings.

For the comparable

period ended

June 30,

2021, we
generated

$52.6 million

of net interest

income, consisting

of $56.1

million of

interest

income from

RMBS assets

offset by $3.5

million of
interest

expense on

borrowings.

The $21.0

million increase

in interest

income was

due to a

$634.5 million

increase in

average

RMBS,
combined with

a 52 basis

point ("bps")

increase in

the yield

on average

RMBS. The

$7.3 million

increase in

interest

expense was

due to a
29 bps increase

in the average

cost of funds,

combined with

a $614.4

million increase

in average

outstanding

borrowings.
On an economic

basis, our

interest

expense on

borrowings

for the six

months ended

June 30,

2022 and

2021 was

$10.1 million

and
$12.6 million,

respectively, resulting

in $67.0

million and

$43.5 million

of economic

net interest

income, respectively.

During the

three months

ended June

30, 2022,

we generated

$27.1 million

of net interest

income, consisting

of $35.3

million

of
interest

income from

RMBS assets

offset by $8.2

million of

interest

expense on

borrowings.

For the three

months ended

June 30,

2021,
we generated

$27.7 million

of net interest

income, consisting

of $29.3

million of

interest

income from

RMBS assets

offset by $1.6

million of
interest

expense on

borrowings.

The $6.0

million increase

in interest

income was

due to a

71 bps increase

in the yield

on average

RMBS,
partially

offset by a

$244.2 million

decrease

in average

RMBS.

The $6.6

million increase

in interest

expense was

due to a

66 bps increase
in the average

cost of funds,

partially

offset by a

$236.6 million

decrease in

average outstanding

borrowings.
On an economic

basis, our

interest

expense on

borrowings

for the three

months ended

June 30,

2022 and

2021 was

$6.2 million

and
$6.7 million,

respectively, resulting

in $29.1 million

and $22.6

million of

economic

net interest

income, respectively.

The tables

below provide

information

on our portfolio

average balances,

interest

income, yield

on assets,

average borrowings,

interest
expense, cost

of funds,

net interest

income and

net interest

spread for

the six months

ended June

30, 2022

and 2021

and each

quarter of
2022 to date

and 2021

on both a

GAAP and

economic basis.

($ in thousands)
Average Yield on Interest Expense Average Cost of Funds
RMBS Interest Average Average GAAP Economic GAAP Economic
Held
(1)
Income RMBS Borrowings
(1)
Basis Basis
(2)
Basis Basis
(3)
Three Months Ended
June 30, 2022 $ 4,260,727 $ 35,268 3.31% $ 4,111,544 $ 8,180 $ 6,184 0.80% 0.60%
March 31, 2022 5,545,844 41,857 3.02% 5,354,107 2,655 3,942 0.20% 0.29%
December 31, 2021 6,056,259 44,421 2.93% 5,728,988 2,023 9,972 0.14% 0.70%
September 30, 2021 5,136,331 34,169 2.66% 4,864,287 1,570 2,818 0.13% 0.23%
June 30, 2021 4,504,887 29,254 2.60% 4,348,192 1,556 6,660 0.14% 0.61%
March 31, 2021 4,032,716 26,856 2.66% 3,888,633 1,941 5,985 0.20% 0.62%
Six Months Ended
June 30, 2022 $ 4,903,286 $ 77,125 3.15% $ 4,732,826 $ 10,835 $ 10,126 0.46% 0.43%
June 30, 2021 4,268,801 56,110 2.63% 4,118,413 3,497 12,645 0.17% 0.61%
($ in thousands)
Net Interest Income Net Interest Spread
GAAP Economic GAAP Economic
Basis Basis
(2)
Basis Basis
(4)
Three Months Ended
June 30, 2022 $ 27,088 $ 29,084 2.51% 2.71%
March 31, 2022 39,202 37,915 2.82% 2.73%
December 31, 2021 42,398 34,449 2.79% 2.23%
September 30, 2021 32,599 31,351 2.53% 2.43%
June 30, 2021 27,698 22,594 2.46% 1.99%
March 31, 2021 24,915 20,871 2.46% 2.04%
Six Months Ended
June 30, 2022 $ 66,290 $ 66,999 2.69% 2.72%
June 30, 2021 52,613 43,465 2.46% 2.02%
(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 34 and 35 are calculated based on the
average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average
balances for quarterly periods are calculated using two data points, the beginning and ending balances.
(2) Economic interest expense and economic net interest income presented in the table above and the tables on page 35 includes the effect of our derivative instrument hedges for only the periods presented.
(3)

Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average
RMBS.
(4)

Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.
Interest Income and Average Asset Yield
Our interest

income for

the six months

ended June

30, 2022

and 2021

was $77.1

million and

$56.1 million,

respectively.

We had
average RMBS

holdings of

$4,903.3

million and

$4,268.8

million for

the six months

ended June

30, 2022

and 2021,

respectively.

The
yield on our

portfolio

was 3.15%

and 2.63%

for the six

months ended

June 30,

2022 and

2021, respectively.

For the six

months ended
June 30,

2022 as compared

to the six

months ended

June 30,

2021, there

was a $21.0

million increase

in interest

income due

to the
$634.5 million

increase in

average

RMBS,

combined with

the 52 bps

increase in

the yield

on average

RMBS.

Our interest

income for

the three

months ended

June 30,

2022 and

2021 was

$35.3 million

and $29.3

million, respectively.

We had
average RMBS

holdings of

$4,260.7

million and

$4,504.9

million for

the three

months ended

June 30,

2022 and

2021, respectively.

The
yield on our

portfolio

was 3.31%

and 2.60%

for the three

months ended

June 30,

2022 and

2021, respectively.

For the three

months ended
June 30,

2022 as compared

to the three

months ended

June 30,

2021, there

was a $6.0

million increase

in interest

income due

to
the
$244.2 million

decrease

in average

RMBS,

combined with

the 71 bps

increase in

the yield

on average

RMBS.

The table

below presents

the average

portfolio

size, income

and yields

of our respective

sub-portfolios,

consisting

of structured

RMBS
and PT RMBS,

for the six

months ended

June 30,

2022 and

2021, and

for each

quarter of

2022 to date

and 2021.

($ in thousands)
Average RMBS Held Interest Income Realized Yield on Average RMBS
PT Structured PT Structured PT Structured
RMBS RMBS Total RMBS RMBS Total RMBS RMBS Total
Three Months Ended
June 30, 2022 $ 4,069,334 $ 191,393 $ 4,260,727 $ 31,894 $ 3,374 $ 35,268 3.14% 7.05% 3.31%
March 31, 2022 5,335,353 210,491 5,545,844 40,066 1,791 41,857 3.00% 3.40% 3.02%
December 31, 2021 5,878,376 177,883 6,056,259 42,673 1,748 44,421 2.90% 3.93% 2.93%
September 30, 2021 5,016,550 119,781 5,136,331 33,111 1,058 34,169 2.64% 3.53% 2.66%
June 30, 2021 4,436,135 68,752 4,504,887 29,286 (32) 29,254 2.64% (0.18)% 2.60%
March 31, 2021 3,997,965 34,751 4,032,716 26,869 (13) 26,856 2.69% (0.15)% 2.66%
Six Months Ended
June 30, 2022 $ 4,702,343 $ 200,943 $ 4,903,286 $ 71,960 $ 5,165 $ 77,125 3.06% 5.14% 3.15%
June 30, 2021 4,217,050 51,751 4,268,801 56,155 (45) 56,110 2.66% (0.17)% 2.63%
Interest Expense and the Cost of Funds
We had average

outstanding

borrowings

of $4,732.8

million and

$4,118.4 million

and total

interest

expense of

$10.8 million

and $3.5
million for

the six months

ended June

30, 2022

and 2021,

respectively. Our

average cost

of funds

was 0.46%

for the six

months ended
June 30,

2022,

compared

to 0.17%

for the comparable

period in

2021.

The $7.3

million increase

in interest

expense was

due to the

29 bps
increase in

the average

cost of funds,

combined with

the $614.4

million increase

in average

outstanding

borrowings

during the

six months
ended June

30, 2022

as compared

to the six

months ended

June 30,

2021.
Our economic

interest

expense

was $10.1

million and

$12.6 million

for the six

months ended

June 30,

2022 and

2021, respectively.
There was

a 18 bps

decrease

in the average

economic cost

of funds

to 0.43%

for the six

months ended

June 30,

2022 from

0.61% for

the
six months

ended June

30, 2021.
We had average

outstanding

borrowings

of $4,111.5 million and

$4,348.2

million and

total interest

expense of

$8.2 million

and $1.6
million for

the three

months ended

June 30,

2022 and

2021, respectively.

Our average

cost of funds

was 0.80%

and 0.14%

for three
months ended

June 30,

2022 and

2021, respectively.

There was

a 66 bps

increase in

the average

cost of funds

and a $236.6

million
decrease in

average outstanding

borrowings

during the

three months

ended June

30, 2022,

compared

to the three

months ended

June 30,
2021.

Our economic

interest

expense

was $6.2

million and

$6.7 million

for the three

months ended

June 30,

2022 and

2021, respectively.
There was

a 1 bps decrease

in the average

economic cost

of funds

to 0.60%

for the three

months ended

June 30,

2022 from

0.61% for
the three

months ended

June 30,

2021.
Since all

of our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense. Our

average

cost
of funds

calculated

on a GAAP

basis was

13 bps below

the average

one-month

LIBOR and

110 bps below the

average six-month

LIBOR
for the quarter

ended June

30, 2022.

Our average

economic

cost of funds

was 33 bps

below the

average one-month

LIBOR and

130 bps
below the

average six-month

LIBOR for

the quarter

ended June

30, 2022.

The average

term to maturity

of the outstanding

repurchase
agreements

was 27 days

at both June

30, 2022

and December

31, 2021.
The tables

below present

the average

balance of

borrowings

outstanding,

interest

expense and

average cost

of funds,

and average
one-month

and six-month

LIBOR rates

for the six

months ended

June 30,

2022 and

2021, and

for each quarter

in 2022 to

date and 2021
on both a

GAAP and

economic basis.

($ in thousands)
Average Interest Expense Average Cost of Funds
Balance of GAAP Economic GAAP Economic
Borrowings Basis Basis Basis Basis
Three Months Ended
June 30, 2022 $ 4,111,544 $ 8,180 $ 6,184 0.80% 0.60%
March 31, 2022 5,354,107 2,655 3,942 0.20% 0.29%
December 31, 2021 5,728,988 2,023 9,972 0.14% 0.70%
September 30, 2021 4,864,287 1,570 2,818 0.13% 0.23%
June 30, 2021 4,348,192 1,556 6,660 0.14% 0.61%
March 31, 2021 3,888,633 1,941 5,985 0.20% 0.62%
Six Months Ended
June 30, 2022 $ 4,732,826 $ 10,835 $ 10,126 0.46% 0.43%
June 30, 2021 4,118,413 3,497 12,645 0.17% 0.61%
Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
June 30, 2022 0.93% 1.90% (0.13)% (1.10)% (0.33)% (1.30)%
March 31, 2022 0.25% 0.76% (0.05)% (0.56)% 0.04% (0.47)%
December 31, 2021 0.09% 0.23% 0.05% (0.09)% 0.61% 0.47%
September 30, 2021 0.09% 0.16% 0.04% (0.03)% 0.14% 0.07%
June 30, 2021 0.10% 0.18% 0.04% (0.04)% 0.51% 0.43%
March 31, 2021 0.13% 0.23% 0.07% (0.03)% 0.49% 0.39%
Six Months Ended
June 30, 2022 0.59% 1.33% (0.13)% (0.87)% (0.16)% (0.90)%
June 30, 2021 0.11% 0.20% 0.06% (0.03)% 0.50% 0.41%
Gains or Losses
The table

below presents

our gains

or losses

for the six

and three

months ended

June 30,

2022 and

2021.

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 Change 2022 2021 Change
Realized (losses) gains on sales of RMBS $ (66,529) $ (6,045) $ (60,484) $ (15,443) $ 1,352 $ (16,795)
Unrealized losses on RMBS (480,560) (96,147) (384,413) (170,598) (7,282) (163,316)
Total losses on

RMBS
(547,089) (102,192) (444,897) (186,041) (5,930) (180,111)
Gains (losses) on interest rate futures 122,968 278 122,690 43,073 (2,210) 45,283
Gains (losses) on interest rate swaps 106,103 9,446 96,657 39,819 (17,677) 57,496
(Losses) gains on payer swaptions (short positions) (44,944) 1,212 (46,156) (34,036) 27,379 (61,415)
Gains (losses) on payer swaptions (long positions) 91,314 3,710 87,604 50,339 (36,360) 86,699
Gains on interest rate caps 1,487 - 1,487 2,483 - 2,483
Gains (losses) on interest rate floors - 1,300 (1,300) - (84) 84
Gains (losses) on TBA securities (short positions) 3,552 3,170 382 1,013 (5,963) 6,976
Gains (losses) on TBA securities (long positions) 1,094 (8,559) 9,653 1,067 - 1,067
Total gains

(losses) from derivative instruments
281,574 10,557 271,017 103,758 (34,915) 138,673

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

30, 2022

and 2021,

we received

proceeds

of $1,934.6

million and

$1,680.9

million,
respectively, from

the sales

of RMBS.

During

the three

months ended

June 30,

2022 and

2021, we

received proceeds

of $521.6

million
and $692.4

million, respectively,

from the

sales of RMBS.
Realized

and unrealized

gains and

losses on

RMBS are

driven in

part by changes

in yields

and interest

rates, which

affect the

pricing
of the securities

in our portfolio.

The unrealized

gains and

losses on

RMBS may

also include

the premium

lost as a

result of

prepayments
on the underlying

mortgages,

decreasing

unrealized

gains or

increasing

unrealized

losses as

speeds or

premiums increase.

To the extent
RMBS are

carried at

a discount

to par, unrealized

gains or

losses on

RMBS would

also include

discount accreted

as a result

of
prepayments

on the underlying

mortgages,

increasing

unrealized

gains or

decreasing

unrealized

losses as

speeds on

discounts

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
June 30, 2022 3.00% 2.97% 4.65% 5.52% 1.97%
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

Rate Mortgage Rates are obtained from Freddie Mac’s Primary

Mortgage Market Survey.
(3)
Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.
Expenses
For the six

and three

months ended

June 30,

2022, the

Company’s total

operating

expenses

were approximately

$9.6 million

and $4.9
million, respectively,

compared

to approximately

$7.2 million

and $3.7

million, respectively,

for the six

and three

months ended

June 30,
2021.

The table

below presents

a breakdown

of operating

expenses for

the six and

three months

ended June

30, 2022

and

2021.
(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 Change 2022 2021 Change
Management fees $ 5,265 $ 3,413 $ 1,852 $ 2,631 $ 1,792 $ 839
Overhead allocation 960 799 161 519 395 124
Accrued incentive compensation 551 625 (74) 314 261 53
Directors fees and liability insurance 621 595 26 310 323 (13)
Audit, legal and other professional fees 606 620 (14) 302 302 -
Direct REIT operating expenses 1,217 715 502 574 294 280
Other administrative 421 445 (24) 294 352 (58)
Total expenses $ 9,641 $ 7,212 $ 2,429 $ 4,944 $ 3,719 $ 1,225

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
●
A daily fee equal to the outstanding principal balance of repurchase agreement funding in place as of the end of such day
multiplied by 1.5 basis points for the amount of aggregate outstanding principal balance less than or equal to $5 billion, and
multiplied by 1.0 basis point for any amount of aggregate outstanding principal balance in excess of $5 billion, and
●
A fee for the clearing and operational services provided by personnel of the Manager equal to $10,000 per month.
The following table summarizes the management fee and overhead allocation expenses for the six months ended June 30, 2022
and 2021, and for each quarter in 2022 to date and 2021.
($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
June 30, 2022 $ 4,260,727 $ 866,539 $ 2,631 $ 519 $ 3,150
March 31, 2022 5,545,844 853,576 2,634 441 3,075
December 31, 2021 6,056,259 806,382 2,587 443 3,030
September 30, 2021 5,136,331 672,384 2,156 390 2,546
June 30, 2021 4,504,887 542,679 1,792 395 2,187
March 31, 2021 4,032,716 456,687 1,621 404 2,025
Six Months Ended
June 30, 2022 $ 4,903,286 $ 860,058 $ 5,265 $ 960 $ 6,225
June 30, 2021 4,268,801 499,683 3,413 799 4,212

Financial

Condition:
Mortgage-Backed Securities
As of June

30, 2022,

our RMBS

portfolio

consisted

of $3,940.9

million of

Agency RMBS

at fair value

and had a

weighted

average
coupon on

assets of

3.16%.

During the

six months

ended June

30, 2022,

we received

principal

repayments

of $279.5

million compared

to
$259.4 million

for the six

months ended

June 30,

2021.

The average

three month

prepayment

speeds for

the quarters

ended June

30,
2022 and

2021 were

9.4% and 12.9%,

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
June 30, 2022 8.3 13.7 9.4
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
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
June 30, 2022
Fixed Rate RMBS $ 3,766,151 95.6% 3.10% 342 1-Jun-52
Interest-Only Securities 173,754 4.4% 3.41% 249 25-Jan-52
Inverse Interest-Only Securities 955 0.0% 3.02% 293 15-Jun-42
Total Mortgage Assets $ 3,940,860 100.0% 3.16% 322 1-Jun-52
December 31, 2021
Fixed Rate RMBS $ 6,298,189 96.7% 2.93% 342 1-Dec-51
Interest-Only Securities 210,382 3.2% 3.40% 263 25-Jan-52
Inverse Interest-Only Securities 2,524 0.1% 3.75% 300 15-Jun-42
Total Mortgage Assets $ 6,511,095 100.0% 3.03% 325 25-Jan-52

($ in thousands)
June 30, 2022 December 31, 2021
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 2,591,682 65.8% $ 4,719,349 72.5%
Freddie Mac 1,349,178 34.2% 1,791,746 27.5%
Total Portfolio $ 3,940,860 100.0% $ 6,511,095 100.0%
June 30, 2022 December 31, 2021
Weighted Average Pass-through Purchase Price $ 107.77 $ 107.19
Weighted Average Structured Purchase Price $ 15.35 $ 15.21
Weighted Average Pass-through Current Price $ 94.61 $ 105.31
Weighted Average Structured Current Price $ 16.21 $ 14.08
Effective Duration (1) 5.900 3.390
(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.

An effective duration of 5.900 indicates that an
interest rate increase of 1.0% would be expected to cause a 5.900% decrease in the value of the RMBS in the Company’s investment portfolio
at June 30, 2022.

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
The following

table presents

a summary

of portfolio

assets acquired

during the

three months

ended June

30, 2022

and 2021,
including

securities

purchased

during the

period that

settled after

the end of

the period,

if any.
($ in thousands)
2022 2021
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
Pass-through RMBS $ 190,638 $ 99.72 4.04% $ 2,910,318 $ 107.05 1.54%
Structured RMBS - - - 76,546 15.42 3.98%
Borrowings
As of June

30, 2022,

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
As of June

30, 2022,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$3,759.0

million with

a net
weighted

average borrowing

cost of 1.36%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

6 to
141 days,

with a weighted

average remaining

maturity of

27 days.

Securing

the repurchase

agreement

obligations

as of June

30, 2022
are RMBS

with an estimated

fair value,

including

accrued interest,

of approximately

$3,939.4

million and

a weighted

average

maturity of
345 months,

and cash pledged

to counterparties

of approximately

$51.1 million.

Through August

4, 2022,

we have been

able to maintain
our repurchase

facilities

with comparable

terms to

those that

existed at

June 30,

2022 with

maturities

through November

18, 2022.

The table below presents information about our period end,

maximum and average balances of borrowings for each quarter in
2022 to date and 2021.
($ in thousands)
Difference Between Ending
Ending Maximum Average Borrowings and
Balance of Balance of Balance of Average Borrowings
Three Months Ended Borrowings Borrowings Borrowings Amount Percent
June 30, 2022 $ 3,758,980 $ 4,464,544 $ 4,111,544 $ (352,564) (8.57)%
March 31, 2022 4,464,109 6,244,106 5,354,107 (889,998) (16.62)% (1)
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

2022,

haircuts on

our pledged

collateral

remained

stable and

as of June

30, 2022,

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

As of June

30, 2022,

we had cash

and cash equivalents

of $219.0

million.

We generated

cash flows

of $361.2
million from

principal

and interest

payments on

our RMBS

and had average

repurchase

agreements

outstanding

of $4,732.8

million during
the six months

ended June

30, 2022.

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

June 30, 2022, we issued a total of
15,835,700 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $78.3 million,
and net proceeds of approximately $77.0 million, after commissions and fees.

Outlook
Economic Summary
The second

quarter of

2022 was

another transitional

period as

the outlook

for the economy,

inflation

and monetary

policy changed
materially.

Inflationary

data was

the driver

of these

developments.

Inflation

in the U.S.

began to accelerate

during the

second quarter

of
2021.

For several

months market

participants,

and especially

the Fed,

assumed that

inflation

would prove

transitory

as it was

assumed
temporary

supply chain

constraints

caused by

COVID-19

were the cause

and that

these constraints

would fade

as the effects

of COVID-19
itself declined

over time.

The sub-components

of inflation

exhibiting

the largest

increases

were items

likely to

be affected

by the effects

of
COVID-19

on the supply

of labor, or lack

thereof in

this case.

By early

in the fourth

quarter of

2021 the

Fed formally

dropped their
contention

that inflation

was “transitory.”

The Fed quickly

pivoted from

providing

monetary

policy accommodation

to constraining

inflation
and reducing

their balance

sheet.

The war

in the Ukraine,

which started

in late February

of 2022,

exacerbated

the inflationary

forces.

At
the beginning

of the second

quarter

market participants

expected

year-over-year

inflation

readings

to moderate

as baseline

effects would
kick in, since

inflation

had surged

starting

in the second

quarter of

2021.

This did not

happen,

and the monthly

core consumer

price index
(“CPI”) readings

for May and

June of 2022

were quite

high – 0.6%

and 0.7%

respectively

– after

a 0.6% increase

for April

of 2022.

Inflation

was accelerating

during the

second quarter,

not moderating,

and becoming

broader based.

Further, survey-based

measures of
inflation

expectations

were rising

rapidly. The most

recent measures

of inflation

are the highest

in four decades.

While several

important

metrics of

economic activity

remain very

strong, particularly

hiring in

the labor

market and

the unemployment
rate, other

measures have

softened.

In particular,

interest rate

sensitive

sectors of

the economy, such

as the housing

market and

large
consumer goods

such as sales

of cars and

light trucks,

have declined

from peak

levels seen

earlier in

the year. The

stock markets

in the
U.S. and

abroad have

declined materially

so far in

2022 and

most broad

equity indices

are down

between 10%

and 30% year

to date in
U.S. dollar

terms.

With the

Fed in the

midst of an

accelerated

tightening

cycle the

dollar has

strengthened

against most

major currencies,
such as the

Euro, Yen, Yuan and most

emerging

market currencies.

Interest

Rates
With inflation

accelerating

to the highest

level since

the early

1980s and

the Fed intent

on taking

the Fed Funds

rate to levels

well
above their

presumptive

“neutral”

rate of 2.50%

to 2.75%,

interest rates

increased

further during

the second

quarter.

The yield

on the 10-
year U.S.

Treasury Note

came within

a few basis

points of

3.50% on

June 14,

2022,

a few days

after the

May CPI was

released.

That
same day,

the yield

on the 2-year

U.S. Treasury

Note reached

3.43%.

Yields on both

benchmark

treasuries

declined modestly

over the
balance of

the quarter

and into

the third

quarter of

2022.

The Fed reacted

quickly as

these developments

unfolded

and raised

the Fed

Funds rate

by 50 basis

points on

May 4, 2022,

and 75
basis points

on June 15,

2022.

The Fed raised

the Fed Funds

rate by another

75 basis points

on July 27,

2022.

The market

expects the
Fed to continue

to raise

rates at

each remaining

meeting in

2022 and

for the Fed

Funds rate

to end the

year with

a target

range of 3.5%

-
3.75%.

This range

is clearly

above the

Fed’s long-term

neutral rate

– deemed

to be between

2.50% and

2.75%.

The Fed has

also
acknowledged

their efforts

to bring

inflation

under control

and taking

the Fed Funds

rate above

neutral may

cause the

economy to

enter a
recession.

They deem

these steps

as necessary

to prevent

inflation

from remaining

higher than

the Fed’s target

rate of inflation.

This rapid

transition

from accommodation

to the extreme

removal of

policy accommodation

– to the

point of

a restrictive

policy stance
– has materially

changed the

outlook for

the economy.

The Fed’s policy

actions have

also been

matched by

most central

banks across
the globe,

and most

market participants

expect a global

recession

within a

year or so.

In the U.S.,

market participants

feel the

Fed will
succeed in

reducing

inflation,

albeit at

the cost of

a recession,

and as a

result the

U.S. Treasury

yield curve

has inverted.

Current

market
pricing in

the Fed Funds

futures market

indicate the

market expects

the Fed to

be cutting

rates as

early as the

first quarter

of 2023.
Accordingly, the

yield on the

2-year U.S.

Treasury Note

now exceeds

the yield

on the 10-year

U.S. Treasury

Note.

Incoming economic
data during

the second

quarter and

early third

quarter has

exacerbated

the yield

curve inversion.

It appears

the economy

is slowing

even
quicker than

feared, but

with inflation

so high it

does not

appear that

the Fed will

stop tightening.

Such conditions,

should they

persist, are
likely to

keep shorter

maturity

U.S. Treasuries

high – reflecting

increases

to the Fed

Funds rate

over the

near term

– relative

to longer
rates, which

reflect market

expectations

for inflation

to ultimately

be contained,

the economy

to slow and

the Fed to

eventually

lower the
Fed Funds

rate.
The Agency

RMBS Market
The Agency

RMBS market

generated

a negative

return of

3.9 % during

the second

quarter of

2022.

As interest

rates rose,

the
prospect

of the Fed

raising the

Fed Funds

rate well

above 3%

by year end

and the largest

RMBS investors

selling or

decreasing

their
exposure to

the sector, Agency

RMBS spreads

relative to

benchmark

interest

rates increased

to levels

just below

those observed

in March
of 2020.

The largest

investors

of Agency

RMBS, the

Fed via quantitative

easing (which

is now quantitative

tightening

as the Fed

allows
their holdings

of Agency

RMBS to

run-off), large

domestic banks

(which due

to quantitative

tightening

are experiencing

declines

in
reserves/deposits)

and large

money managers

(which see

other sectors

of the fixed

income markets

as more attractive

or are experiencing
out-flows

in their

assets under

management

and selling

assets across

all of their

holdings),

are collectively

causing demand

for Agency
RMBS to

decline materially

and driving

the spread

widening.

The relative

performance

across the

Agency RMBS

universe is

skewed in
favor of

higher coupon,

30-year securities

that are

currently

in production

by originators.

Lower coupon

securities,

especially

those held

in
large amounts

by the Fed,

and which

may eventually

be sold by

the Fed,

have performed

the worst,

though this

trend has

reversed

in the
third quarter.

As both the

domestic and

the global

economies

appear to

be slowing,

the more

credit sensitive

sectors of

the fixed

income markets
have come

under pressure

and are

likely to further

weaken if

the economies

do indeed

contract.

As a result,

the relative

performance

of
Agency RMBS,

while negative

in absolute

terms, has

been better

than most

sectors of

the fixed

income markets.

Actions by

the Fed as
described

above may

prevent the

sector from

performing

well in the

near term

but, if the

economy does

contract

and enter

a recession,

the
sector could

do well on

a relative

performance

basis owing

to the lack

of credit

exposure

of Agency

RMBS.

This is consistent

with the
sector’s history

of performance

in a counter-cyclical

manner –

doing well

when the

economy is

soft and

relatively

poorly when

the economy
is strong.

Recent Legislative

and Regulatory

Developments
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

On May 4,

2022, the

FOMC announced

a plan for

reducing the

Fed’s balance

sheet. In

June of 2022,

in accordance

with this
plan, the

Fed began

reducing

its balance

sheet by a

maximum

of $30 billion

of U.S.

Treasuries and

$17.5 billion

of Agency

RMBS each
month,

with those

numbers expected

to double

in September

of 2022 to

a maximum

of $60 billion

of U.S.

Treasuries and

$35 billion

of
Agency RMBS

each month.

On December

27, 2020,

former President

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
July 31, 2021,

and September

30, 2021,

respectively.

Despite

the expirations

of these

foreclosure

moratoria,

a final rule

adopted by

the
CFPB on

June 28,

2021, effectively

prohibited

servicers

from initiating

a foreclosure

before January

1, 2022 in

most instances.

Following
the end of

this limitation,

U.S. foreclosure

starts for

the first

half of 2022

were up

153% and

down 1% from

the comparable

periods in

2021
and 2020,

respectively, and

at 41% of

the 10-year

historic average

for the comparable

period.
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

On June 14,

2022, the

GSEs announced

that they

will each

charge a

50 bps fee

for
commingled

securities

issued on

or after

July 1, 2022

to cover

the additional

capital required

for such

securities

under the

GSE capital
framework.

Industry

groups have

expressed

concern that

this poses

a risk to the

fungibility

of the Uniform

Mortgage-Backed

Security
(“UMBS”),

which could

negatively

impact liquidity

and pricing

in the market

for

TBA securities.
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

this extension,

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

mostly became

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

On March 15,

2022,

the Adjustable

Interest

Rate (LIBOR)

Act (the “LIBOR

Act”) was

signed into

law as part

of the Consolidated
Appropriations

Act, 2022

(H.R. 2471).

The LIBOR

Act provides

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

Funds rate,

SOFR or LIBOR

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
Summary
During the

latter part

of the second

quarter of

2022 inflation

data drove

a material

change in

Fed policy, interest

rates and

the outlook
for the economy.

Specifically, the

CPI for

May, released in

June, was

far above

market expectations.

Survey measures

of inflation
expectations,

released

on the same

day, surged to

multi-decade

highs. In

July,

the June

CPI reading

was released

and was again

well
above market

expectations.

Equally

troubling,

elevated inflation

readings

were very

broad based,

implying inflationary

pressures

have
clearly spread

from just

those sectors

most exposed

to COVID-19

related supply

constraints.

This was

the catalyst

for the Fed

to pivot
even more

forcefully

than they

did during

late 2021/early

2022,

and the Fed

raised the

Fed Funds

rate by 200

basis points

collectively

at
the May, June and

July meetings.

The market

expects the

Fed to continuing

raising the

Fed Funds

rate by another

100 basis

points by
year-end.

Increases

in the Fed

Funds rate

are likely

to affect economic

activity,

and the Fed

has acknowledged

their actions

may lead to

a
recession.

Sectors of

the economy

most sensitive

to interest

rates – such

as housing

– have already

started to

slow and

other economic
indicators

have shown

evidence

of slowing,

such as new

orders and

production

levels for

the manufacturing

sector as

reported by

the
Institute

for Supply

Management.

Initial claims

for unemployment

in July of

2022 have

risen by

approximately

94,000 above

the low
reading reported

in March of

2022.

The market

appears to

anticipate

the Fed will

be able to

contain inflation

and that

the result

will be a

contraction

in economic

growth.

This is reflected

in yields

for longer-term

U.S. Treasuries.

With the

Fed expected

to increase

the Fed

Funds rate

by another

100 basis
points or

more,

shorter maturity

U.S. Treasuries

remain elevated,

with the

yield on the

2-year U.S.

Treasury Note

yielding approximately
3.07% on August

3, 2022.

The combined

effect – more

increases

to the Fed

Funds rate,

inflation

to be ultimately

contained

by the Fed
albeit potentially

at the expense

of a recession,

has

caused the

yield curve

to invert

whereby shorter

maturity U.S.

Treasuries yield

more
than long-term

U.S. Treasuries.

This condition

may persist

for the

balance of

2022 and

into 2023.
The Agency

RMBS market

generated

negative returns

for the second

quarter (-3.9%)

and year-to-date

(-8.8%),

and such returns
were lower

than comparable

duration U.S.

Treasuries by

1.20% and

2.3%, respectively.

During June

of 2022,

spreads to

comparable
duration U.S.

Treasuries were

near the

extreme levels

observed

in March of

2020 when

the markets

experienced

the extreme

turbulence
in the early

days of the

COVID-19 pandemic

that triggered

unprecedented

intervention

in the market

by the Fed.

In spite of

this poor
performance,

Agency RMBS

actually delivered

better returns

than most

sectors of

the fixed

income markets

during the

second quarter

and
first six

months of

2022.

For this

reason, returns

to the sector

may remain

low as the

largest participants

in the sector

– the Fed

via
quantitative

easing, now

quantitative

tightening,

and large

banks and

money managers

– refrain

from increasing

their investments

in the
sector.

However, if the

economy does

enter into

a recession

the sector

could outperform

other sectors

owing to

its lack of

credit risk

and
the prospects

for lower

funding rates

and declining

longer-term

rates. Through

the early

days of the

third quarter

of 2022,

Agency RMBS
have performed

well and

most of the

widening

in spreads

that occurred

in June of

2022 has

reversed.
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
At June 30,

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
IPO.

(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $ 1.395 $ 4,662
2014 2.160 22,643
2015 1.920 38,748
2016 1.680 41,388
2017 1.680 70,717
2018 1.070 55,814
2019 0.960 54,421
2020 0.790 53,570
2021 0.780 97,601
2022 - YTD
(1)
0.335 59,383
Totals $ 12.770 $ 498,947
(1)
On July 13, 2022, the Company declared a dividend of $0.045 per share to be paid on August 29, 2022.

The effect of this dividend is included
in the table above, but is not reflected in the Company’s financial statements as of June 30, 2022.
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

30, 2022

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

30, 2022
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
Change in Interest Rate Value
(2)(3)
Value
(2)(4)
As of June 30, 2022
-200 Basis Points (0.05)% (0.41)%
-100 Basis Points 0.53% 4.10%
-50 Basis Points 0.37% 2.89%
+50 Basis Points (0.89)% (6.95)%
+100 Basis Points (1.79)% (13.92)%
+200 Basis Points (8.83)% (68.68)%
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

June 30,

2022, we

had unrestricted
cash and cash

equivalents

of $219.0

million and

unpledged

securities

of approximately

$14.7 million

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

Control over

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
ITEM 1A.

RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for
the year ended December 31, 2021. As of June 30, 2022, there have been no material changes in our risk factors from those set forth
in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE

OF PROCEEDS
The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2022.

The table below presents the Company’s share repurchase activity for the three months ended June 30, 2022.
Shares Purchased Maximum Number
Total Number Weighted-Average as Part of Publicly of Shares That May Yet
of Shares Price Paid Announced Be Repurchased Under
Repurchased (1) Per Share Programs the Authorization
April 1, 2022 - April 30, 2022 - $ - - 17,699,305
May 1, 2022 - May 31, 2022 - - - 17,699,305
June 1, 2022 - June 30, 2022 879,311 2.53 876,299 16,823,006
Totals / Weighted Average 879,311 $ 2.53 876,299 16,823,006
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

August 5, 2022
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)
Date:

August 5, 2022
By: /s/ George H. Haas, IV
George H. Haas, IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)