Form 10-Q
period 2022-09-30
Orchid Island Capital, Inc.
filed 2022-10-28
CIK 1518621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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

Yes
☐

No
☒
Number of shares outstanding at October 27, 2022:
33,422,207

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
3,195,846
and $
6,506,372
, respectively) $
3,201,214
$
6,511,095
U.S. Treasury Notes, at fair value (includes pledged assets of $
36,118

and $
29,740
, respectively)
36,118
37,175
Cash and cash equivalents
214,183
385,143
Restricted cash
66,769
65,299
Accrued interest receivable
10,527
18,859
Derivative assets
262,318
50,786
Receivable for securities sold, pledged to counterparties
13,684
-
Other assets
1,027
320
Total Assets $
3,805,840
$
7,068,677
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
3,133,861
$
6,244,106
Dividends payable
5,636
11,530
Derivative liabilities
53,013
7,589
Accrued interest payable
4,424
788
Due to affiliates
1,075
1,062
Other liabilities
207,454
35,505
Total Liabilities
3,405,463
6,300,580

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.01

par value;
20,000,000

shares authorized; no shares issued
and outstanding as of September 30, 2022 and December 31, 2021
-
-
Common Stock, $
0.01

par value;
100,000,000

shares authorized,
35,066,251
shares issued and outstanding as of September 30, 2022 and
35,398,610

shares issued
and outstanding as of December 31, 2021
351
354
Additional paid-in capital
776,159
850,497
Accumulated deficit
(376,133)
(82,754)
Total Stockholders' Equity
400,377
768,097
Total Liabilities

and Stockholders' Equity
$
3,805,840
$
7,068,677
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
($ in thousands, except per share data)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 2022 2021
Interest income $
112,735
$
90,279
$
35,610
$
34,169
Interest expense
(32,196)
(5,067)
(21,361)
(1,570)
Net interest income
80,539
85,212
14,249
32,599
Realized (losses) gains on mortgage-backed securities
(132,672)
(3,068)
(66,143)
2,977
Unrealized (losses) gains on mortgage-backed securities and
U.S. Treasury Notes
(692,781)
(107,386)
(212,221)
(11,239)
Gains on derivative and other hedging instruments
466,394
15,932
184,820
5,375
Net portfolio (loss) income
(278,520)
(9,310)
(79,295)
29,712
Expenses:
Management fees
7,881
5,569
2,616
2,156
Allocated overhead
1,482
1,189
522
390
Incentive compensation
763
884
212
259
Directors' fees and liability insurance
929
874
308
279
Audit, legal and other professional fees
899
832
293
212
Direct REIT operating expenses
2,281
1,024
1,064
309
Other administrative
624
514
203
69
Total expenses
14,859
10,886
5,218
3,674
Net (loss) income $
(293,379)
$
(20,196)
$
(84,513)
$
26,038
Basic and diluted net (loss) income per share $
(8.31)
$
(0.95)
$
(2.40)
$
1.00
Weighted Average Shares Outstanding
35,336,702
21,061,154
35,205,888
25,717,469
Dividends declared per common share $
1.995
$
2.925
$
0.545
$
0.975
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2022 and 2021
(in thousands)
Additional Retained
Common Stock Paid-in Earnings
Shares Par Value Capital (Deficit) Total
Balances, January 1, 2021
15,215
$
152
$
433,133
$
(17,994)
$
415,291
Net loss -
-
-
(29,369)
(29,369)
Cash dividends declared -
-
(17,226)
-
(17,226)
Issuance of common stock pursuant to public offerings, net
3,650
37
96,871
-
96,908
Stock based awards and amortization
18
-
572
-
572
Balances, March 31, 2021
18,883
$
189
$
513,350
$
(47,363)
$
466,176
Net income -
-
-
(16,865)
(16,865)
Cash dividends declared -
-
(20,416)
-
(20,416)
Issuance of common stock pursuant to public offerings, net
4,617
46
124,700
-
124,746
Stock based awards and amortization
-
-
180
-
180
Balances, June 30, 2021
23,500
$
235
$
617,814
$
(64,228)
$
553,821
Net income -
-
-
26,038
26,038
Cash dividends declared -
-
(26,420)
-
(26,420)
Issuance of common stock pursuant to public offerings, net
7,164
71
176,936
-
177,007
Stock based awards and amortization -
-
183
-
183
Balances, September 30, 2021 30,664 $
306
$
768,513
$
(38,190)
$
730,629
Balances, January 1, 2022
35,399
$
354
$
850,497
$
(82,754)
$
768,097
Net loss -
-
-
(148,727)
(148,727)
Cash dividends declared -
-
(27,492)
-
(27,492)
Stock based awards and amortization
25
-
540
-
540
Balances, March 31, 2022
35,424
$
354
$
823,545
$
(231,481)
$
592,418
Net loss -
-
-
(60,139)
(60,139)
Cash dividends declared -
-
(23,936)
-
(23,936)
Stock based awards and amortization
2
-
237
-
237
Shares repurchased and retired
(175)
(1)
(2,217)
-
(2,218)
Balances, June 30, 2022
35,251
$
353
$
797,629
$
(291,620)
$
506,362
Net income -
-
-
(84,513)
(84,513)
Cash dividends declared -
-
(19,231)
-
(19,231)
Stock based awards and amortization
1
-
143
-
143
Shares repurchased and retired
(186)
(2)
(2,382)
-
(2,384)
Balances, September 30, 2022
35,066
$
351
$
776,159
$
(376,133)
$
400,377
See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
CONDENSED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2022 and 2021
($ in thousands)
2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net loss $
(293,379)
$
(20,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation
552
612
Realized losses on mortgage-backed securities
132,672
3,068
Unrealized losses on mortgage-backed securities and U.S. Treasury

Notes
692,781
107,386
Realized and unrealized gains on derivative instruments
(261,364)
(22,180)
Changes in operating assets and liabilities:
Accrued interest receivable
8,332
(5,449)
Other assets
(353)
74
Accrued interest payable
3,636
(404)
Other liabilities
7,770
(2,031)
Due to affiliates
13
303
NET CASH PROVIDED BY OPERATING

ACTIVITIES
290,660
61,183
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(622,535)
(4,816,301)
Sales
2,731,497
2,598,893
Principal repayments
376,169
413,005
Purchases of U.S. Treasury Notes
-
(37,440)
Net proceeds from (payments on) derivative instruments
246,321
(1,228)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
2,731,452
(1,843,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
32,427,448
22,995,280
Principal payments on repurchase agreements
(35,537,693)
(21,376,997)
Cash dividends
(76,527)
(59,019)
Proceeds from issuance of common stock, net of issuance costs
-
398,661
Shares repurchased and retired
(4,602)
-
Shares withheld from employee stock awards for payment of taxes
(228)
(299)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
(3,191,602)
1,957,626
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(169,490)
175,738
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
450,442
299,506
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
280,952
$
475,244
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid during the period for:
Interest $
28,560
$
5,471
SUPPLEMENTAL DISCLOSURE OF

NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period $
-
$
180,619
See Notes to Financial Statements

ORCHID ISLAND

CAPITAL, INC.
NOTES TO CONDENSED

FINANCIAL

STATEMENTS
(Unaudited)
SEPTEMBER

30, 2022
NOTE 1.

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization

and Business

Description
Orchid Island

Capital,

Inc. (“Orchid”

or the “Company”)

was incorporated

in Maryland

on August

17, 2010

for the purpose

of creating
and managing

a leveraged

investment

portfolio

consisting

of residential

mortgage-backed

securities

(“RMBS”).

From incorporation

to the
completion

of Orchid’s

initial public

offering of

its common

stock on

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
5,538,730

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
1,520,000

shares of the Company’s common stock. J.P.
Morgan purchased the shares of the Company’s common stock from the Company pursuant to the January 2021 Underwriting
Agreement at $
26.00

per share. In addition, the Company granted J.P. Morgan a 30-day option to purchase up to an additional
228,000

shares of the Company’s common stock on the same terms and conditions, which J.P. Morgan exercised in full on January 21,
2021. The closing of the offering of
1,748,000

shares of the Company’s common stock occurred on January 25, 2021, with proceeds to the Company of approximately $
45.2

million, net of offering expenses.
On March 2, 2021, Orchid entered into an underwriting agreement (the “March 2021

Underwriting Agreement”) with J.P. Morgan,
relating to the offer and sale of
1,600,000

shares of the Company’s common stock. J.P. Morgan purchased the shares of the
Company’s common stock from the Company pursuant to the March 2021 Underwriting

Agreement at $
27.25

per share. In addition,
the Company granted J.P. Morgan a 30-day option to purchase up to an additional
240,000

shares of the Company’s common stock on
the same terms and conditions, which J.P. Morgan exercised in full on March 3, 2021. The closing of the offering of
1,840,000

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
9,881,467

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
transactions.

Through September 30, 2022, the Company issued a total of
3,167,140

shares under the October 2021 Equity
Distribution Agreement for aggregate gross proceeds of approximately $
78.3

million, and net proceeds of approximately $
77.0

million,
after commissions and fees. No shares were issued under the October 2021

Equity Distribution Agreement during the nine months
ended September 30, 2022.
Basis of

Presentation

and Use of

Estimates
The accompanying

unaudited

financial

statements

have been

prepared

in accordance

with accounting

principles

generally

accepted
in the United

States (“GAAP”)

for interim

financial

information

and with

the instructions

to Form 10-Q

and Article

8 of Regulation

S-X.

Accordingly, they

do not include

all of the

information

and footnotes

required

by GAAP for

complete financial

statements.

In the opinion

of
management,

all adjustments

(consisting

of normal

recurring

accruals)

considered

necessary

for a fair

presentation

have been

included.

Operating

results for

the nine and

three month

periods

ended September

30, 2022

are not necessarily

indicative

of the results

that may

be
expected for

the year

ending December

31, 2022.
The balance

sheet at December

31, 2021

has been

derived from

the audited

financial

statements

at that date

but does

not include

all
of the information

and footnotes

required

by GAAP for

complete financial

statements.

For further

information,

refer to

the financial
statements

and footnotes

thereto included

in the Company’s

Annual Report

on Form 10-K

for the year

ended December

31, 2021.
The preparation

of financial

statements

in conformity

with GAAP

requires

management

to make estimates

and assumptions

that affect
the reported

amounts of

assets and

liabilities

and disclosure

of contingent

assets and

liabilities

at the date

of the financial

statements

and
the reported

amounts of

revenues

and expenses

during the

reporting

period. Actual

results could

differ from

those estimates.

The
significant

estimates

affecting the

accompanying

financial

statements

are the fair

values of RMBS

and derivatives.

Management

believes
the estimates

and assumptions

underlying

the financial

statements

are reasonable

based on

the information

available as

of September

30,
2022.
Common Stock

Reverse

Split
On August 30, 2022, the Company effected a 1-for-5 reverse stock split of its common stock and proportionately decreased the
number of authorized shares of common stock.

All share, per share, deferred stock unit (“DSU”) and performance unit (“PU”)
information has been retroactively adjusted to reflect the reverse split.

The shares of common stock retain a par value of $0.01 per
share.
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
(in thousands)
September 30, 2022 December 31, 2021
Cash and cash equivalents $
214,183
$
385,143
Restricted cash
66,769
65,299
Total cash, cash equivalents

and restricted cash
$
280,952
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

RMBS portfolio

as of September

30, 2022

and December

31, 2021:
(in thousands)
September 30, 2022 December 31, 2021
Pass-Through RMBS Certificates:
Fixed-rate Mortgages

$
3,150,403
$
6,298,189
Total Pass-Through

Certificates
3,150,403
6,298,189
Structured RMBS Certificates:
Interest-Only Securities
50,274
210,382
Inverse Interest-Only Securities
537
2,524
Total Structured

RMBS Certificates
50,811
212,906
Total $
3,201,214
$
6,511,095
As of September

30, 2022

and December

31, 2021,

the Company

held U.S.

Treasury Notes

with a fair

value of approximately

$
36.1
million and

$
37.2

million,

respectively, primarily

to satisfy

collateral

requirements

of one of

its derivative

counterparties.
The following

table is a

summary of

the Company’s

net gain

(loss) from

the sale of

RMBS for

the nine

months ended

September

30,
2022 and

2021.
Nine Months Ended September 30,
2022 2021
Proceeds from sales of RMBS $
2,731,497
$
2,598,893
Carrying value of RMBS sold
(2,864,169)
(2,601,961)
Net (loss) gain on sales of RMBS $
(132,672)
$
(3,068)
Gross gain on sales of RMBS $
2,705
$
7,866
Gross loss on sales of RMBS
(135,377)
(10,934)
Net (loss) gain on sales of RMBS $
(132,672)
$
(3,068)

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

30, 2022,

the Company

had met all

margin call
requirements.
As of September

30, 2022

and December

31, 2021,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:
($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
(1)
September 30, 2022
Fair market value of securities pledged, including
accrued interest receivable $
-
$
1,731,976
$
1,413,061
$
61,316
$
3,206,353
Repurchase agreement liabilities associated with
these securities $
-
$
1,707,215
$
1,372,870
$
53,776
$
3,133,861
Net weighted average borrowing rate
-

2.96%
3.07%
2.84%
3.00%
December 31, 2021
Fair market value of securities pledged, including
accrued interest receivable $
-
$
4,624,396
$
1,848,080
$
52,699
$
6,525,175
Repurchase agreement liabilities associated with
these securities $
-
$
4,403,182
$
1,789,327
$
51,597
$
6,244,106
Net weighted average borrowing rate -
0.15%
0.13%
0.15%
0.15%
1)
Includes repurchase agreements with outstanding principal balances of approximately

$
103.7

million as of September 30, 2022, with interest
rates indexed to Secured Overnight Financing Rate (“SOFR”) that reprice daily.
In addition, cash pledged to counterparties for repurchase agreements was approximately

$
49.4

million and $
57.3

million as of
September 30, 2022 and December 31, 2021, respectively.
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
117.4
million.

The Company

did not

have an amount

at risk with

any individual

counterparty

that was

greater than

10% of the

Company’s equity
at September

30, 2022

and December

31, 2021.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS
The table

below summarizes

fair value

information

about the

Company’s derivative

and other

hedging instruments

assets and
liabilities

as of September

30, 2022

and December

31, 2021.
(in thousands)
Derivative and Other Hedging Instruments Balance Sheet Location September 30, 2022 December 31, 2021
Assets
Interest rate swaps Derivative assets, at fair value $
169,630
$
29,293
Payer swaptions (long positions) Derivative assets, at fair value
91,195
21,493
Interest rate caps Derivative assets, at fair value
1,188
-
TBA securities Derivative assets, at fair value
305
-
Total derivative

assets, at fair value
$
262,318
$
50,786
Liabilities
Interest rate swaps Derivative liabilities, at fair value $
-
$
2,862
Payer swaptions (short positions) Derivative liabilities, at fair value
52,315
4,423
TBA securities Derivative liabilities, at fair value
698
304
Total derivative

liabilities, at fair value
$
53,013
$
7,589
Margin Balances Posted to (from) Counterparties
Futures contracts Restricted cash $
16,056
$
8,035
TBA securities Restricted cash
1,336
-
TBA securities Other liabilities
(11,422)
(856)
Interest rate swaption contracts Other liabilities
(27,149)
(6,350)
Total margin

balances on derivative contracts
$
(21,179)
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

at September

30, 2022

and
December

31, 2021.

($ in thousands)
September 30, 2022
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
Treasury Note Futures Contracts (Short

Positions)
(2)
December 2022 5-year T-Note futures
(Dec 2022 - Dec 2027 Hedge Period) $
750,500
3.54%
4.32%
$
29,141
December 2022 10-year Ultra futures
(Dec 2022 - Dec 2032 Hedge Period) $
174,500
3.03%
3.77%
$
13,141

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
(2)
5-Year T-Note

futures contracts were valued at a price of $
107.51

at September 30, 2022 and $
120.98

at December 31, 2021.

The contract
values of the short positions were $
806.8

million and $
446.4

million at September 30, 2022 and December 31, 2021, respectively.

10-Year Ultra
futures contracts were valued at a price of $
118.48

at September 30, 2022 and $
146.44

at December 31, 2021. The contract value of the short
position was $
206.8

million and $
322.2

million at September 30, 2022 and December 31, 2021, respectively
Under its

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
Average Net
Fixed Average Estimated Average
Notional Pay Receive Fair Maturity
Amount Rate Rate Value (Years)
September 30, 2022
Expiration > 3 to ≤ 5 years $
500,000
0.84%
3.46%
$
60,776
4.0
Expiration > 5 years
900,000
1.70%
2.56%
108,854
6.8
$
1,400,000
1.39%
2.88%
$
169,630
5.8
December 31, 2021
Expiration > 3 to ≤ 5 years $
955,000
0.64%
0.16%
$
21,788
4.0
Expiration > 5 years
400,000
1.16%
0.21%
4,643
7.3
$
1,355,000
0.79%
0.18%
$
26,431
5.0
The table

below presents

information

related to

the Company’s

interest

rate cap positions

at September

30, 2022.
($ in thousands)
Net
Strike Estimated
Notional Swap Curve Fair
Expiration Amount Cost Rate Spread Value
February 8, 2024 $
200,000
$
1,450
0.09%
2Y10Y $
1,188

The table

below presents

information

related to

the Company’s

interest

rate swaption

positions

at September

30, 2022

and

December
31, 2021.
($ in thousands)
Option Underlying Swap
Weighted Average Weighted
Average Average Adjustable Average
Fair Months to Notional Fixed Rate Term
Expiration Cost Value Expiration Amount Rate (LIBOR) (Years)
September 30, 2022
Payer Swaptions - long
≤ 1 year $
35,230
$
83,470
10.6
$
1,303,600
2.95%
3 Month
10.0
>10 years
7,267
7,725
238.9
80,000
2.07%
3 Month
10.0
$
42,497
$
91,195
23.8
$
1,383,600
2.90%
3 Month
10.0
Payer Swaptions - short
≤ 1 year $
(17,500)
$
52,315
4.7
$
(958,300)
2.95%
3 Month
10.0
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

September

30,

2022

and
December 31, 2021.
($ in thousands)
Notional Net
Amount Cost Market Carrying
Long (Short)
(1)
Basis
(2)
Value
(3)
Value
(4)
September 30, 2022
30-Year TBA securities:
2.0% $
(175,000)
$
(141,329)
$
(141,723)
$
(394)
3.0%
(300,000)
(261,047)
(261,047)
-
Total $
(475,000)
$
(402,376)
$
(402,770)
$
(394)
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

Gain (Loss) From Derivative and Other Hedging Instruments, Net
The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the nine and three months ended September 30, 2022 and 2021.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 2022 2021
T-Note futures contracts (short position) $
207,681
$
866
$
84,713
$
581
Eurodollar futures contracts (short positions)
-
(14)
-
(7)
Interest rate swaps
172,069
12,446
65,966
3,000
Payer swaptions (short positions)
(80,183)
3,507
(35,239)
2,295
Payer swaptions (long positions)
150,445
5,477
59,131
1,767
Interest rate caps
988
-
(499)
-
Interest rate floors
-
1,345
-
45
TBA securities (short positions)
14,194
864
10,642
(2,306)
TBA securities (long positions)
1,200
(8,559)
106
-
Total $
466,394
$
15,932
$
184,820
$
5,375
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

30, 2022

and December

31, 2021.
(in thousands)
September 30, 2022 December 31, 2021
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT RMBS - fair value $
3,145,035
$
-
$
3,145,035
$
6,294,102
$
-
$
6,294,102
Structured RMBS - fair value
50,811
-
50,811
212,270
-
212,270
U.S. Treasury Notes
-
36,118
36,118
-
29,740
29,740
Accrued interest on pledged securities
10,507
4
10,511
18,804
13
18,817
Restricted cash
49,377
17,392
66,769
57,264
8,035
65,299
Total $
3,255,730
$
53,514
$
3,309,244
$
6,582,440
$
37,788
$
6,620,228
Assets Pledged

from Counterparties
The table

below summarizes

assets pledged

to the Company

from counterparties

under repurchase

agreements

and derivative
agreements

as of September

30, 2022

and December

31, 2021.
(in thousands)
September 30, 2022 December 31, 2021
Repurchase Derivative Repurchase Derivative
Assets Pledged to Orchid Agreements Agreements Total Agreements Agreements Total
Cash $
-
$
38,571
$
38,571
$
4,339
$
7,206
$
11,545
Total $
-
$
38,571
$
38,571
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
September 30, 2022
Interest rate swaps $
169,630
$
-
$
169,630
$
-
$
-
$
169,630
Interest rate swaptions
91,195
-
91,195
-
(27,149)
64,046
Interest rate caps
1,188
-
1,188
-
-
1,188
TBA securities 305 - 305 - (305) -
$
262,318
$
-
$
262,318
$
-
$
(27,454)
$
234,864
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
September 30, 2022
Repurchase Agreements $
3,133,861
$
-
$
3,133,861
$
(3,084,484)
$
(49,377)
$
-
Interest rate swaptions
52,315
-
52,315
-
-
52,315
TBA securities
698
-
698
-
(698)
-
$
3,186,874
$
-
$
3,186,874
$
(3,084,484)
$
(50,075)
$
52,315
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

NOTE 7.

CAPITAL STOCK
Reverse

Stock Split
On August

30, 2022,

the Company

effected a

1-for-5 reverse

stock split

of its common

stock and

proportionately

decreased

the
number of

authorized

shares of

common stock.

All share,

per share,

deferred

stock unit

(“DSU”)

and performance

unit information

has
been retroactively

adjusted to

reflect

the reverse

split.

The shares

of common

stock retain

a par value

of $0.01

per share.

Common Stock

Issuances
The Company

did not complete

any public

offerings of

its common

stock during

the nine

months ended

September

30, 2022.

During
the year

ended December

31, 2021,

the Company

completed

the following

public offerings

of shares

of its common

stock.

($ in thousands, except per share amounts)
Weighted
Average
Price
Received Net
Type of Offering Period Per Share
(1)
Shares Proceeds
(2)
At the Market Offering Program
(3)
First Quarter $
25.50
61,610
$
1,572
Follow-on Offerings First Quarter
26.55
3,588,000
95,336
At the Market Offering Program
(3)
Second Quarter
27.00
4,617,418
124,746
At the Market Offering Program
(3)
Third Quarter
24.70
7,163,668
177,007
At the Market Offering Program
(3)
Fourth Quarter
24.35
4,734,940
115,398
20,165,636
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
Stock Repurchase Program
On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to
400,000

shares of the Company’s
common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an
additional
904,564

shares of the Company's common stock. Coupled with the
156,751

shares remaining from the original
400,000
share authorization, the increased authorization brought the total authorization to
1,061,316

shares, representing 10% of the
Company’s then outstanding share count.

On December 9, 2021, the Board of Directors approved an increase in the number of shares of the Company’s common stock
available in the stock repurchase program for up to an additional
3,372,399

shares, bringing the remaining authorization under the
stock repurchase program to
3,539,861

shares, representing approximately 10% of the Company’s then outstanding shares of common stock.
On October 12, 2022, the Board of Directors approved an increase in the number of shares of the Company’s common stock
available in the stock repurchase program for up to an additional
4,300,000

shares, bringing the remaining authorization under the
stock repurchase program to
6,183,601

shares, representing approximately 18% of the Company’s then outstanding shares

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

The authorization does not obligate the Company to
acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion
without prior notice. The stock repurchase program has no termination date.
From the inception of the stock repurchase program through September 30, 2022,

the Company repurchased a total of
1,487,362
shares at an aggregate cost of approximately $
44.8

million, including commissions and fees, for a weighted average price of $30.12
per share. During the nine months ended September 30, 2022, the Company repurchased a total of
350,260

shares at an aggregate
cost of approximately $
4.4

million, including commissions and fees, for a weighted average price of $
12.68

per share. No shares were
repurchased during the year ended December 31, 2021. Subsequent to September

30, 2022, and through October 27, 2022, the
Company repurchased a total of
1,644,044

shares at an aggregate cost of approximately $
14.2

million, including commissions and
fees, for a weighted average price of $
8.64

per share. The remaining authorization under the stock repurchase program as of October
27, 2022 was
5,845,557

shares.

Cash Dividends
The table below presents the cash dividends declared on the Company’s common stock.
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $
6.975
$
4,662
2014
10.800
22,643
2015
9.600
38,748
2016
8.400
41,388
2017
8.400
70,717
2018
5.350
55,814
2019
4.800
54,421
2020
3.950
53,570
2021
3.900
97,601
2022 - YTD
(1)
2.155
76,024
Totals $
64.330
$
515,588
(1)
On
October 12, 2022
, the Company declared a dividend of $
0.16

per share to be paid on
November 28, 2022
.

The effect of this dividend is
included in the table above but is not reflected in the Company’s financial statements as of September 30, 2022.

NOTE 8.

STOCK INCENTIVE PLAN
In 2021,

the Company’s

Board of

Directors

adopted,

and the stockholders

approved,

the Orchid

Island Capital,

Inc. 2021

Equity
Incentive

Plan (the

“2021 Incentive

Plan”) to

replace the

Orchid Island

Capital,

Inc. 2012

Equity Incentive

Plan (the

“2012 Incentive

Plan”
and together

with the

2021 Incentive

Plan, the

“Incentive

Plans”).

The 2021

Incentive

Plan provides

for the award

of stock options,

stock
appreciation

rights, stock

award, performance

units, other

equity-based

awards (and

dividend equivalents

with respect

to awards

of
performance

units and

other equity-based

awards) and

incentive

awards.

The 2021

Incentive

Plan is administered

by the Compensation
Committee

of the Company’s

Board of

Directors

except that

the Company’s

full Board

of Directors

will administer

awards made

to directors
who are

not employees

of the Company

or its affiliates.

The 2021

Incentive

Plan provides

for awards

of up to

an aggregate

of
10
% of the
issued and

outstanding

shares of

the Company’s

common stock

(on a fully

diluted basis)

at the time

of the awards,

subject to

a maximum
aggregate
1,473,324

shares of

the Company’s

common stock

that may

be issued

under the

2021 Incentive

Plan. The

2021 Incentive

Plan
replaces the

2012 Incentive

Plan, and

no further

grants will

be made under

the 2012

Incentive

Plan.

However, any

outstanding

awards
under the

2012 Incentive

Plan will

continue in

accordance

with the

terms of

the 2012

Incentive

Plan and

any award

agreement

executed in
connection

with such

outstanding

awards.

Performance

Units
The Company

has issued,

and may

in the future

issue additional,

performance

units under

the Incentive

Plans to

certain executive
officers and

employees

of its Manager.

“Performance

Units” vest

after the

end of a

defined performance

period, based

on satisfaction

of
the performance

conditions

set forth

in the performance

unit agreement.

When earned,

each Performance

Unit will

be settled

by the
issuance of

one share

of the Company’s

common stock,

at which

time the

Performance

Unit will

be cancelled.

The Performance

Units
contain dividend

equivalent

rights, which

entitle the

Participants

to receive

distributions

declared

by the Company

on common

stock, but

do
not include

the right

to vote the

underlying

shares of

common stock.

Performance

Units are

subject to

forfeiture

should the

participant

no
longer serve

as an executive

officer or

employee of

the Company

or the Manager.

Compensation

expense for

the Performance

Units,
included in

incentive

compensation

on the statements

of operations,

is recognized

over the

remaining

vesting period

once it becomes
probable

that the

performance

conditions

will be achieved.
The following

table presents

information

related to

Performance

Units outstanding

during the

nine months

ended September

30, 2022
and 2021.
($ in thousands, except per share data)
Nine Months Ended September 30,
2022 2021
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Unvested, beginning of period
26,645
$
29.40
911
$
37.25
Granted
35,114
16.55
27,579
29.40
Forfeited
(8,464)
21.40
-
-
Vested and issued
(7,594)
29.40
(911)
37.25
Unvested, end of period
45,701
$
21.01
27,579
$
29.40
Compensation expense during period $
331
$
222
Unrecognized compensation expense, end of period $
535
$
592
Intrinsic value, end of period $
375
$
674
Weighted-average remaining vesting term (in years)
1.4
1.6

The number

of shares

of common

stock issuable

upon the

vesting of

the remaining

outstanding

Performance

Units was

reduced as a
result of

the book

value impairment

event that

occurred

pursuant

to the terms

of the long

term equity

incentive

compensation

plans (the
“Plans”)

established

under the

Company’s 2012

Equity Incentive

Plan and

2021 Equity

Incentive

Plan. The

book value

impairment

event
occurred

when the

Company's

book value

per share

declined

by more than

15% during

the quarter

ended March

31, 2022

and the
Company’s book

value per

share decline

from January

1, 2022 to

June 30,

2022 was

more than

10%. The

Plans provide

that if such

a
book value

impairment

event occurs,

then the

number of

outstanding

Performance

Units that

are outstanding

as of the

last day of

such two
quarter period

shall be reduced

by 15%.
Stock Awards
The Company

has issued,

and may

in the future

issue additional,

immediately

vested common

stock under

the Incentive

Plans to
certain executive

officers and

employees

of its Manager.
The following

table presents

information

related to

fully vested

common stock
issued during

the nine months

ended September

30, 2022

and 2021.

All of the

fully vested

shares of

common stock

issued during

the nine
months ended

September

30, 2022

and 2021,

and the related

compensation

expense, were

granted with

respect to

service performed
during the

fiscal years

ended December

31, 2021

and 2020,

respectively.
($ in thousands, except per share data)
Nine Months Ended September 30,
2022 2021
Fully vested shares granted
35,114
27,579
Weighted average grant date price per share $
16.55
$
29.40
Compensation expense related to fully vested shares of common stock awards $
581
$
811
Deferred

Stock Units
Non-employee

directors

receive a

portion of

their compensation

in the form

of DSU awards

pursuant

to the Incentive

Plans.

Each
DSU represents

a right to

receive one

share of

the Company’s

common stock.

Beginning

in 2022,

each non-employee

director

can elect

to
receive all

of his or

her compensation

in the form

of DSUs.

The DSUs

are immediately

vested and

are settled

at a future

date based

on the
election of

the individual

participant.

Compensation

expense for

the DSUs

is included

in directors’

fees and

liability insurance

in the
statements

of operations.

The DSUs

contain dividend

equivalent

rights, which

entitle the

participant

to receive

distributions

declared

by the
Company on

common stock.

These dividend

equivalent

rights

are settled

in cash or

additional

DSUs at

the participant’s

election.

The
DSUs do

not include

the right

to vote the

underlying

shares of

common stock.

The following

table presents

information

related to

the DSUs

outstanding

during the

nine months

ended September

30, 2022

and
2021.
($ in thousands, except per share data)
Nine Months Ended September 30,
2022 2021
Weighted Weighted
Average Average
Grant Date Grant Date

Shares Fair Value Shares Fair Value
Outstanding, beginning of period
28,595
$
26.92
18,189
$
27.20
Granted and vested
14,227
16.52
7,337
27.30
Outstanding, end of period
42,822
$
23.46
25,526
$
27.20
Compensation expense during period $
239
$
180
Intrinsic value, end of period $
351
$
624

NOTE 9.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business. Management is not aware of any reported or unreported contingencies at September 30, 2022.
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

30, 2022

and
2021.
(in thousands, except per share information)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 2022 2021
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted $
(293,380)
$
(20,196)
$
(84,514)
$
26,038
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date
35,066
30,664
35,066
30,664
Unvested dividend eligible share based compensation
outstanding at the balance sheet date - - - 53
Effect of weighting

271
(9,603)
140
(5,000)
Weighted average shares-basic and diluted
35,337
21,061
35,206
25,717
Net (loss) income per common share:
Basic and diluted $
(8.31)
$
(0.95)
$
(2.40)
$
1.00
Anti-dilutive incentive shares not included in calculation
89
53
89
-

NOTE 12.

FAIR VALUE
The framework

for using

fair value

to measure

assets and

liabilities

defines fair

value as the

price that

would be

received to

sell an
asset or

paid to transfer

a liability

(an exit

price). A

fair value

measure should

reflect the

assumptions

that market

participants

would use

in
pricing the

asset or

liability, including

the assumptions

about the

risk inherent

in a particular

valuation

technique,

the effect of

a restriction
on the sale

or use of

an asset and

the risk of

non-performance.

Required

disclosures

include stratification

of balance

sheet amounts
measured

at fair value

based on

inputs the

Company uses

to derive

fair value

measurements.

These stratifications

are:

●
Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical

assets or

liabilities

traded in

active markets
(which include

exchanges

and over-the-counter

markets with

sufficient

volume),

●
Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical

or similar

instruments

in markets

that are

not active

and model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and
●
Level 3 valuations,

where the

valuation

is generated

from model-based

techniques

that use

significant

assumptions

not
observable

in the market,

but observable

based on

Company-specific

data. These

unobservable

assumptions

reflect the
Company’s own

estimates

for assumptions

that market

participants

would use

in pricing

the asset

or liability. Valuation
techniques

typically

include option

pricing models,

discounted

cash flow

models and

similar techniques,

but may also

include the
use of market

prices of

assets or

liabilities

that are

not directly

comparable

to the subject

asset or

liability.
The Company's

RMBS and

TBA securities

are Level

2 valuations,

and such valuations

currently

are determined

by the Company
based on

independent

pricing sources

and/or third

party broker

quotes. Because

the price

estimates

may vary, the Company

must make
certain judgments

and assumptions

about the

appropriate

price to

use to calculate

the fair

values. The

Company and

the independent
pricing sources

use various

valuation

techniques

to determine

the price

of the Company’s

securities.

These techniques

include observing
the most

recent market

for like

or identical

assets (including

security

coupon, maturity,

yield, and

prepayment

speeds), spread

pricing
techniques

to determine

market credit

spreads (option

adjusted spread,

zero volatility

spread,

spread to

the U.S.

Treasury curve

or spread
to a benchmark

such as a

TBA), and

model driven

approaches

(the discounted

cash flow

method,

Black Scholes

and SABR

models which
rely upon

observable

market rates

such as the

term structure

of interest

rates and

volatility).

The appropriate

spread pricing

method used
is based on

market convention.

The pricing

source determines

the spread

of recently

observed

trade activity

or observable

markets for
assets similar

to those

being priced.

The spread

is then adjusted

based on

variances

in certain

characteristics

between the

market
observation

and the asset

being priced.

Those characteristics

include: type

of asset,

the expected

life of the

asset, the

stability

and
predictability

of the expected

future cash

flows of

the asset,

whether

the coupon

of the asset

is fixed

or adjustable,

the guarantor

of the
security if

applicable,

the coupon,

the maturity, the

issuer, size of

the underlying

loans, year

in which

the underlying

loans

were originated,
loan to value

ratio, state

in which

the underlying

loans reside,

credit score

of the underlying

borrowers

and other

variables if

appropriate.
The fair

value of the

security is

determined

by using the

adjusted

spread.

The Company’s

U.S. Treasury

Notes are

based on

quoted prices

for identical

instruments

in active

markets and

are classified

as
Level 1 assets.
The Company’s

futures contracts

are Level

1 valuations,

as they are

exchange-traded

instruments

and quoted

market prices

are
readily available.

Futures contracts

are settled

daily. The Company’s

interest

rate swaps

and interest

rate swaptions

are Level

2
valuations.

The fair

value of interest

rate swaps

is determined

using a discounted

cash flow

approach

using forward

market interest

rates
and discount

rates, which

are observable

inputs. The

fair value

of interest

rate swaptions

is determined

using an option

pricing model.

RMBS (based

on the fair

value option),

derivatives

and TBA securities

were recorded

at fair value

on a recurring

basis during

the nine
and three

months ended

September

30, 2022

and 2021.

When determining

fair value

measurements,

the Company

considers

the principal
or most advantageous

market in

which it

would transact

and considers

assumptions

that market

participants

would use

when pricing

the
asset. When

possible,

the Company

looks to active

and observable

markets to

price identical

assets.

When identical

assets are

not traded
in active

markets, the

Company

looks to market

observable

data for

similar assets.

The following

table presents

financial

assets (liabilities)

measured

at fair value

on a recurring

basis as of

September

30, 2022 and
December

31, 2021.

Derivative

contracts

are reported

as a net

position by

contract

type, and

not based

on master

netting arrangements.

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Assets Inputs Inputs
(Level 1) (Level 2) (Level 3)
September 30, 2022
Mortgage-backed securities $
-
$
3,201,214
$
-
U.S. Treasury Notes
36,118
-
-
Interest rate swaps
-
169,630
-
Interest rate swaptions
-
38,880
-
Interest rate caps
-
1,188
-
TBA securities
-
(394)
-
December 31, 2021
Mortgage-backed securities $
-
$
6,511,095
$
-
U.S. Treasury Notes
37,175
-
-
Interest rate swaps
-
26,431
-
Interest rate swaptions
-
17,070
-
TBA securities
-
(304)
-
During the nine and three months ended September 30, 2022 and 2021, there were no transfers of financial assets or liabilities
between levels 1, 2 or 3.
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
Total

expenses recorded for the management fee and allocated overhead incurred were approximately $
9.4

million and $
3.1
million for the nine and three months ended September 30, 2022, respectively, and $
6.8

million and $
2.5

million for the nine and three
months ended September 30, 2021, respectively. At September 30, 2022 and December 31, 2021, the net amount due to affiliates was
approximately $
1.1

million and $
1.1

million, respectively.
Other Relationships with Bimini
Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive
Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the
Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the
Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of
September 30, 2022, Bimini owned
519,871

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
Common Stock

Reverse

Split
On August 30, 2022, the Company effected a 1-for-5 reverse stock split of its common stock and proportionately decreased the
number of authorized shares of common stock.

All share and per share information has been retroactively adjusted to reflect the
reverse split.
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

Capital Raising Activities
On August 4, 2020, we entered into an equity distribution agreement (the “August

2020 Equity Distribution Agreement”) with four
sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of our
common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total
of 5,538,730 shares under the August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately $150.0
million, and

net proceeds of approximately $147.4 million, after commissions and fees,

prior to its termination in June 2021.
On January 20, 2021, we entered into an underwriting agreement (the “January 2021

Underwriting Agreement”) with J.P. Morgan
Securities LLC (“J.P. Morgan”), relating to the offer and sale of 1,520,000 shares of our common stock. J.P.

Morgan purchased the
shares of our common stock from the Company pursuant to the January 2021

Underwriting Agreement at $26.00 per share. In addition,
we granted J.P.

Morgan a 30-day option to purchase up to an additional 228,000 shares of our common stock on the same terms and
conditions, which J.P. Morgan exercised in full on January 21, 2021. The closing of the offering of 1,748,000 shares of our common stock occurred on January 25, 2021, with proceeds to us of approximately $45.2 million, net of offering expenses.
On March 2, 2021, we entered into an underwriting agreement (the “March 2021 Underwriting

Agreement”) with J.P. Morgan,
relating to the offer and sale of 1,600,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the March 2021 Underwriting Agreement at $27.25 per

share. In addition, we granted J.P. Morgan a 30-day
option to purchase up to an additional 240,000 shares of our common stock on the same terms and conditions, which J.P. Morgan
exercised in full on March 3, 2021. The closing of the offering of 1,840,000 shares of our common stock occurred on March 5, 2021,
with proceeds to us of approximately $50.0 million, net of offering expenses.
On June 22, 2021, we entered into an equity distribution agreement (the “June 2021

Equity Distribution Agreement”) with four
sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our
common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total
of 9,881,467 shares under the June 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million,
and net proceeds of approximately $246.2 million, after commissions and fees, prior to its termination in October 2021.
On October 29, 2021,

we entered into an equity distribution agreement (the “October 2021

Equity Distribution Agreement”) with
four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of
our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through
September 30, 2022, we issued a total of 3,167,140 shares under the October 2021

Equity Distribution Agreement for aggregate gross
proceeds of approximately $78.3 million, and net proceeds of approximately

$77.0 million, after commissions and fees.

Stock Repurchase Agreement
On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of our common stock. The
timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and
market conditions, stock price, applicable legal requirements and other factors.

The authorization does not obligate the Company to
acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion
without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an
additional 904,564 shares of the Company’s common stock. Coupled with the 156,751 shares remaining from the original 400,000
share authorization, the increased authorization brought the total authorization to 1,061,316 shares, representing 10% of the
Company’s then outstanding share count.

On December 9, 2021, the Board of Directors approved an increase in the number of shares of the Company’s common stock
available in the stock repurchase program for up to an additional 3,372,399 shares, bringing the remaining authorization under the
stock repurchase program to 3,539,861 shares, representing approximately 10% of the

Company’s then outstanding shares of
common stock.

On October 12, 2022, the Board of Directors approved an increase in the number of shares of the Company’s common stock
available in the stock repurchase program for up to an additional 4,300,000 shares,

bringing the remaining authorization under the
stock repurchase program to 6,183,601 shares, representing approximately 18% of the

Company’s then outstanding shares of
common stock. This stock repurchase program has no termination date.
From the inception of the stock repurchase program through September 30, 2022, the

Company repurchased a total of 1,487,362
shares at an aggregate cost of approximately $44.8 million, including commissions and fees, for a weighted average price of $30.12
per share. During the nine months ended September 30, 2022, the Company repurchased a total of 350,260 shares of its common
stock at an aggregate cost of approximately $4.4 million, including commissions and fees, for a weighted average price of $12.68 per
share. Subsequent to September 30, 2022, and through October 27, 2022, the Company repurchased a total of 1,644,044 shares at an
aggregate cost of approximately $14.2 million, including commissions and fees, for a weighted average price of $8.64 per share.
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

30, 2022,

as compared

to
the Company’s

results of

operations

for the nine

and three

months ended

September

30, 2021.

Net (Loss)

Income Summary
Net loss

for the nine

months ended

September

30, 2022

was $293.4

million, or

$8.31 per

share. Net

loss for the

nine months

ended
September

30, 2021

was $20.2

million, or

$0.95 per

share.

Net loss

for the three

months ended

September

30, 2022

was $84.5

million, or
$2.40 per

share. Net

income for

the three

months ended

September

30, 2021

was $26.0

million, or

$1.00 per

share.

The components

of
net (loss)

income for

the nine and

three months

ended September

30, 2022

and 2021,

along with

the changes

in those components

are
presented

in the table

below:
(in thousands)
Nine Months Ended September 30, Three Months Ended, September 30,
2022 2021 Change 2022 2021 Change
Interest income $ 112,735 $ 90,279 $ 22,456 $ 35,610 $ 34,169 $ 1,441
Interest expense (32,196) (5,067) (27,129) (21,361) (1,570) (19,791)
Net interest income 80,539 85,212 (4,673) 14,249 32,599 (18,350)
Losses on RMBS and derivative contracts (359,059) (94,522) (264,537) (93,544) (2,887) (90,657)
Net portfolio (loss) income (278,520) (9,310) (269,210) (79,295) 29,712 (109,007)
Expenses (14,859) (10,886) (3,973) (5,218) (3,674) (1,544)
Net (loss) income $ (293,379) $ (20,196) $ (273,183) $ (84,513) $ 26,038 $ (110,551)
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

nine months

ended September

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
(1)
Losses (GAAP) Losses Losses
Three Months Ended
September 30, 2022 $ (84,513) $ (93,544) $ 9,031 $ (2.40) $ (2.66) $ 0.26
June 30, 2022 (60,139) (82,283) 22,144 (1.70) (2.32) 0.62
March 31, 2022 (148,727) (183,232) 34,505 (4.20) (5.18) 0.98
December 31, 2021 (44,564) (82,597) 38,033 (1.33) (2.46) 1.13
September 30, 2021 26,038 (2,887) 28,925 1.01 (0.11) 1.12
June 30, 2021 (16,865) (40,844) 23,979 (0.85) (2.05) 1.20
March 31, 2021 (29,369) (50,791) 21,422 (1.72) (2.98) 1.26
Nine Months Ended
September 30, 2022 $ (293,379) $ (359,059) $ 65,680 $ (8.31) $ (10.16) $ 1.85
September 30, 2021 (20,196) (94,522) 74,326 (0.96) (4.49) 3.53
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

from time

to time invests

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
Statement Securities Gain (Loss) Period Periods
(GAAP) (Short Positions) (Long Positions) (Non-GAAP) (Non-GAAP)
Three Months Ended
September 30, 2022 $ 184,819 $ 10,642 $ 106 $ 5,043 $ 169,028
June 30, 2022 103,758 1,013 1,067 1,996 99,682
March 31, 2022 177,816 2,539 27 (1,287) 176,537
December 31, 2021 10,945 2,568 - (7,949) 16,326
September 30, 2021 5,375 (2,306) - (1,248) 8,929
June 30, 2021 (34,915) (5,963) - (5,104) (23,848)
March 31, 2021 45,472 9,133 (8,559) (4,044) 48,942
Nine Months Ended
September 30, 2022 $ 466,393 $ 14,194 $ 1,200 $ 5,752 $ 445,247
September 30, 2021 15,932 864 (8,559) (10,396) 34,023

Economic Interest Expense and Economic Net Interest Income
(in thousands)
Interest Expense on Borrowings
Gains
(Losses) on
Derivative
Instruments Net Interest Income
GAAP Attributed Economic GAAP Economic
Interest Interest to Current Interest Net Interest Net Interest
Income Expense Period
(1)
Expense
(2)
Income Income
(3)
Three Months Ended
September 30, 2022 $ 35,610 $ 21,361 $ 5,043 $ 16,318 $ 14,249 $ 19,292
June 30, 2022 35,268 8,180 1,996 6,184 27,088 $ 29,084
March 31, 2022 41,857 2,655 (1,287) 3,942 39,202 37,915
December 31, 2021 44,421 2,023 (7,949) 9,972 42,398 34,449
September 30, 2021 34,169 1,570 (1,248) 2,818 32,599 31,351
June 30, 2021 29,254 1,556 (5,104) 6,660 27,698 22,594
March 31, 2021 26,856 1,941 (4,044) 5,985 24,915 20,871
Nine Months Ended
September 30, 2022 $ 112,735 $ 32,196 $ 5,752 $ 26,444 $ 80,539 $ 86,291
September 30, 2021 90,279 5,067 (10,396) 15,463 85,212 74,816
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

30, 2022,

we generated

$80.5 million

of net interest

income, consisting

of $112.7 million

of
interest

income from

RMBS assets

offset by $32.2

million of

interest

expense on

borrowings.

For the comparable

period ended
September

30, 2021,

we generated

$85.2 million

of net interest

income, consisting

of $90.3

million of

interest

income from

RMBS assets
offset by $5.1

million of

interest

expense on

borrowings.

The $22.5

million increase

in interest

income was

due to a

73 basis

point ("bps")
increase in

the yield

on average

RMBS,

which was

partially

offset by a

$98.8 million

decrease

in average

RMBS.

The $27.1

million
increase in

interest

expense was

due to a

85 bps increase

in the average

cost of funds,

partially

offset by a

$63.0 million

decrease

in
average outstanding

borrowings.
On an economic

basis, our

interest

expense on

borrowings

for the nine

months ended

September

30, 2022

and 2021

was $26.4
million and

$15.5 million,

respectively, resulting

in $86.3

million

and $74.8

million of

economic

net interest

income, respectively.

During the

three months

ended September

30, 2022,

we generated

$14.2 million

of net interest

income, consisting

of $35.6

million of
interest

income from

RMBS assets

offset by $21.4

million of

interest

expense on

borrowings.

For the three

months ended

September

30,
2021, we

generated

$32.6 million

of net interest

income, consisting

of $34.2

million of

interest

income from

RMBS assets

offset by $1.6
million of

interest

expense on

borrowings.

The $1.4

million increase

in interest

income was

due to a

133 bps increase

in the yield

on
average RMBS,

partially

offset by a

$1,565.3

million decrease

in average

RMBS.

The $19.8

million increase

in interest

expense

was due
to a 235

bps increase

in the average

cost of funds,

partially

offset by a

$1,417.9

million decrease

in average

outstanding

borrowings.
On an economic

basis, our

interest

expense on

borrowings

for the three

months ended

September

30, 2022

and 2021

was $16.3
million and

$2.8 million,

respectively, resulting

in $19.3 million

and $31.4

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
Held (1) Income RMBS Borrowings (1) Basis Basis (2) Basis Basis (3)
Three Months Ended
September 30, 2022 $ 3,571,037 $ 35,610 3.99% $ 3,446,420 $ 21,361 $ 16,318 2.48% 1.89%
June 30, 2022 4,260,727 35,268 3.31% 4,111,544 8,180 6,184 0.80% 0.60%
March 31, 2022 5,545,844 41,857 3.02% 5,354,107 2,655 3,942 0.20% 0.29%
December 31, 2021 6,056,259 44,421 2.93% 5,728,988 2,023 9,972 0.14% 0.70%
September 30, 2021 5,136,331 34,169 2.66% 4,864,287 1,570 2,818 0.13% 0.23%
June 30, 2021 4,504,887 29,254 2.60% 4,348,192 1,556 6,660 0.14% 0.61%
March 31, 2021 4,032,716 26,856 2.66% 3,888,633 1,941 5,985 0.20% 0.62%
Nine Months Ended
September 30, 2022 $ 4,459,203 $ 112,735 3.37% $ 4,304,024 $ 32,196 $ 26,444 1.00% 0.82%
September 30, 2021 4,557,978 90,279 2.64% 4,367,037 5,067 15,463 0.15% 0.47%
($ in thousands)
Net Interest Income Net Interest Spread
GAAP Economic GAAP Economic
Basis Basis (2) Basis Basis (4)
Three Months Ended
September 30, 2022 $ 14,249 $ 19,292 1.51% 2.10%
June 30, 2022 27,088 29,084 2.51% 2.71%
March 31, 2022 39,202 37,915 2.82% 2.73%
December 31, 2021 42,398 34,449 2.79% 2.23%
September 30, 2021 32,599 31,351 2.53% 2.43%
June 30, 2021 27,698 22,594 2.46% 1.99%
March 31, 2021 24,915 20,871 2.46% 2.04%
Nine Months Ended
September 30, 2022 $ 80,539 $ 86,291 2.37% 2.55%
September 30, 2021 85,212 74,816 2.49% 2.17%
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

September

30, 2022

and 2021

was $112.7 million

and $90.3

million, respectively.

We
had average

RMBS holdings

of $4,459.2

million and

$4,558.0

million for

the nine

months ended

September

30, 2022

and 2021,
respectively.

The yield

on our portfolio

was 3.37%

and 2.64%

for the nine

months ended

September

30, 2022 and

2021, respectively.

For
the nine

months ended

September

30, 2022,

as compared

to the nine

months ended

September

30, 2021,

there was

a $22.5 million
increase in

interest

income due

to the 73

bps increase

in the yield

on average

RMBS,

partially

offset by the

$98.8 million

decrease

in
average RMBS.

Our interest

income for

the three

months ended

September

30, 2022

and 2021

was $35.6

million and

$34.2 million,

respectively.

We
had average

RMBS holdings

of $3,571.0

million and

$5,136.3

million for

the three

months ended

September

30, 2022

and 2021,
respectively.

The yield

on our portfolio

was 3.99%

and 2.66%

for the three

months ended

September

30, 2022 and

2021, respectively.

For
the three

months ended

September

30, 2022,

as compared

to the three

months ended

September

30, 2021,

there was

a $1.4 million
increase in

interest

income due

to
the 133 bps

increase in

the yield

on average

RMBS,

partially

offset by the

$1,565.3

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

($ in thousands)
Average RMBS Held Interest Income Realized Yield on Average RMBS
PT Structured PT Structured PT Structured
RMBS RMBS Total RMBS RMBS Total RMBS RMBS Total
Three Months Ended
September 30, 2022 $ 3,458,277 $ 112,760 $ 3,571,037 $ 32,297 $ 3,313 $ 35,610 3.74% 11.75% 3.99%
June 30, 2022 4,069,334 191,393 4,260,727 31,894 3,374 35,268 3.14% 7.05% 3.31%
March 31, 2022 5,335,353 210,491 5,545,844 40,066 1,791 41,857 3.00% 3.40% 3.02%
December 31, 2021 5,878,376 177,883 6,056,259 42,673 1,748 44,421 2.90% 3.93% 2.93%
September 30, 2021 5,016,550 119,781 5,136,331 33,111 1,058 34,169 2.64% 3.53% 2.66%
June 30, 2021 4,436,135 68,752 4,504,887 29,286 (32) 29,254 2.64% (0.18)% 2.60%
March 31, 2021 3,997,965 34,751 4,032,716 26,869 (13) 26,856 2.69% (0.15)% 2.66%
Nine Months Ended
September 30, 2022 $ 4,287,655 $ 171,548 $ 4,459,203 $ 104,257 $ 8,478 $ 112,735 3.24% 6.59% 3.37%
September 30, 2021 4,483,550 74,428 4,557,978 89,266 1,013 90,279 2.65% 1.81% 2.64%
Interest Expense and the Cost of Funds
We had average

outstanding

borrowings

of $4,304.0

million and

$4,367.0

million and

total interest

expense of

$32.2 million

and $5.1
million for

the nine months

ended September

30, 2022

and 2021,

respectively. Our

average cost

of funds

was 1.00%

for the nine

months
ended September

30, 2022,

compared

to 0.15%

for the comparable

period in

2021.

The $27.1

million increase

in interest

expense

was
due to the

85 bps increase

in the average

cost of funds,

partially

offset by the

$63.0 million

decrease

in average

outstanding

borrowings
during the

nine months

ended September

30, 2022,

as compared

to the nine

months ended

September

30, 2021.
Our economic

interest

expense

was $26.4

million and

$15.5 million

for the nine

months ended

September

30, 2022

and 2021,
respectively. There

was a 35

bps increase

in the average

economic

cost of funds

to 0.82%

for the nine

months ended

September

30,
2022,

from 0.47%

for the nine

months ended

September

30, 2021.
We had average

outstanding

borrowings

of $3,446.4

million and

$4,864.3

million and

total interest

expense of

$21.4 million

and $1.6
million for

the three

months ended

September

30, 2022

and 2021,

respectively. Our

average

cost of funds

was 2.48%

and 0.13%

for three
months ended

September

30, 2022

and 2021,

respectively. There

was a 235

bps increase

in the average

cost of funds

and a $1,417.9
million decrease

in average

outstanding

borrowings

during the

three months

ended September

30, 2022,

compared

to the three

months
ended September

30, 2021.

Our economic

interest

expense

was $16.3

million and

$2.8 million

for the three

months ended

September

30, 2022

and 2021,
respectively. There

was a 166

bps increase

in the average

economic

cost of funds

to 1.89%

for the

three months

ended September

30,
2022 from

0.23% for

the three

months ended

September

30, 2021.

Since all

of our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense. Our

average

cost
of funds

calculated

on a GAAP

basis was

29 bps above

the average

one-month

LIBOR and

81 bps below

the average

six-month

LIBOR
for the quarter

ended September

30, 2022.

Our average

economic cost

of funds

was 30 bps

below the

average one-month

LIBOR and
140 bps below

the average

six-month LIBOR

for the quarter

ended September

30, 2022.

The average

term to maturity

of the outstanding
repurchase

agreements

was 29 days

at September

30, 2022

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

($ in thousands)
Average Interest Expense Average Cost of Funds
Balance of GAAP Economic GAAP Economic
Borrowings Basis Basis Basis Basis
Three Months Ended
September 30, 2022 $ 3,446,420 $ 21,361 $ 16,318 2.48% 1.89%
June 30, 2022 4,111,544 8,180 6,184 0.80% 0.60%
March 31, 2022 5,354,107 2,655 3,942 0.20% 0.29%
December 31, 2021 5,728,988 2,023 9,972 0.14% 0.70%
September 30, 2021 4,864,287 1,570 2,818 0.13% 0.23%
June 30, 2021 4,348,192 1,556 6,660 0.14% 0.61%
March 31, 2021 3,888,633 1,941 5,985 0.20% 0.62%
Nine Months Ended
September 30, 2022 $ 4,304,024 $ 32,196 $ 26,444 1.00% 0.82%
September 30, 2021 4,367,037 5,067 15,463 0.15% 0.47%
Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
September 30, 2022 2.19% 3.29% 0.29% (0.81)% (0.30)% (1.40)%
June 30, 2022 0.93% 1.90% (0.13)% (1.10)% (0.33)% (1.30)%
March 31, 2022 0.25% 0.76% (0.05)% (0.56)% 0.04% (0.47)%
December 31, 2021 0.09% 0.23% 0.05% (0.09)% 0.61% 0.47%
September 30, 2021 0.09% 0.16% 0.04% (0.03)% 0.14% 0.07%
June 30, 2021 0.10% 0.18% 0.04% (0.04)% 0.51% 0.43%
March 31, 2021 0.13% 0.23% 0.07% (0.03)% 0.49% 0.39%
Nine Months Ended
September 30, 2022 1.12% 1.98% (0.12)% (0.98)% (0.30)% (1.16)%
September 30, 2021 0.10% 0.19% 0.05% (0.04)% 0.37% 0.28%

Gains or Losses
The table

below presents

our gains

or losses

for the nine

and three

months ended

September

30, 2022

and 2021.

(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 Change 2022 2021 Change
Realized (losses) gains on sales of RMBS $ (132,672) $ (3,068) $ (129,604) $ (66,143) $ 2,977 $ (69,120)
Unrealized losses on RMBS (692,781) (107,386) (585,395) (212,221) (11,239) (200,982)
Total losses on

RMBS
(825,453) (110,454) (714,999) (278,364) (8,262) (270,102)
Gains on interest rate futures 207,681 852 206,829 84,713 574 84,139
Gains on interest rate swaps 172,069 12,446 159,623 65,966 3,000 62,966
(Losses) gains on payer swaptions (short positions) (80,183) 3,507 (83,690) (35,239) 2,295 (37,534)
Gains on payer swaptions (long positions) 150,445 5,477 144,968 59,131 1,767 57,364
Gains (losses) on interest rate caps 988 - 988 (499) - (499)
Gains (losses) on interest rate floors - 1,345 (1,345) - 45 (45)
Gains (losses) on TBA securities (short positions) 14,194 864 13,330 10,642 (2,306) 12,948
Gains (losses) on TBA securities (long positions) 1,200 (8,559) 9,759 106 - 106
Total gains

from derivative instruments
466,394 15,932 450,462 184,820 5,375 179,445
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

30, 2022 and

2021, we

received proceeds

of $2,731.5

million and

$2,598.9

million,
respectively, from

the sales

of RMBS.

During the

three months

ended September

30, 2022

and 2021,

we received

proceeds

of $796.9
million and

$918.0 million,

respectively, from

the sales

of RMBS.
Realized

and unrealized

gains and

losses on

RMBS are

driven in

part by changes

in yields and

interest

rates, the

spreads that
Agency RMBS

trade relative

to comparable

duration

U.S. Treasuries

or swaps,

as well as

varying levels

of demand

for RMBS,

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
September 30, 2022 4.04% 3.80% 5.35% 6.11% 3.45%
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

Rate Mortgage Rates are obtained from Freddie Mac’s Primary

Mortgage Market Survey.
(3)
Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.

Expenses
For the nine

and three

months ended

September

30, 2022,

the Company’s

total operating

expenses

were approximately

$14.9 million
and $5.2

million, respectively,

compared

to approximately

$10.9 million

and $3.7

million, respectively,

for the nine

and three

months ended
September

30, 2021.

The table

below presents

a breakdown

of operating

expenses for

the nine

and three

months ended

September

30,
2022 and

2021.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 Change 2022 2021 Change
Management fees $ 7,881 $ 5,569 $ 2,312 $ 2,616 $ 2,156 $ 460
Overhead allocation 1,482 1,189 293 522 390 132
Accrued incentive compensation 763 884 (121) 212 259 (47)
Directors fees and liability insurance 929 874 55 308 279 29
Audit, legal and other professional fees 899 832 67 293 212 81
Direct REIT operating expenses 2,281 1,024 1,257 1,064 309 755
Other administrative 624 514 110 203 69 134
Total expenses $ 14,859 $ 10,886 $ 3,973 $ 5,218 $ 3,674 $ 1,544
Direct REIT operating expenses were higher in both the nine and three month periods ended September 30, 2022, as compared to
the same periods in 2021 primarily due to increased commissions and fees related to the Company’s interest rate derivative positions.
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

The following table summarizes the management fee and overhead allocation expenses for the nine months ended September 30,
2022 and 2021, and for each quarter in 2022 to date and 2021.
($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
September 30, 2022 $ 3,571,037 $ 839,935 $ 2,616 $ 522 $ 3,138
June 30, 2022 4,260,727 866,539 2,631 519 3,150
March 31, 2022 5,545,844 853,576 2,634 441 3,075
December 31, 2021 6,056,259 806,382 2,587 443 3,030
September 30, 2021 5,136,331 672,384 2,156 390 2,546
June 30, 2021 4,504,887 542,679 1,792 395 2,187
March 31, 2021 4,032,716 456,687 1,621 404 2,025
Nine Months Ended
September 30, 2022 $ 4,459,203 $ 853,350 $ 7,881 $ 1,482 $ 9,363
September 30, 2021 4,557,978 557,250 5,569 1,189 6,758
Financial

Condition:
Mortgage-Backed Securities
As of September

30, 2022,

our RMBS

portfolio

consisted

of $3,201.2

million of

Agency RMBS

at fair value

and had a

weighted
average coupon

on assets

of 3.31%.

During the

nine months

ended September

30, 2022,

we received

principal

repayments

of $376.2
million compared

to $413.0

million

for the nine

months ended

September

30, 2021.

The average

three month

prepayment

speeds for

the
quarters

ended September

30, 2022

and 2021

were 6.5%

and 12.4%,

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
September 30, 2022 6.1 10.4 6.5
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
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
September 30, 2022
Fixed Rate RMBS $ 3,150,403 98.4% 3.30% 341 1-Aug-52
Interest-Only Securities 50,274 1.6% 3.72% 278 25-Nov-51
Inverse Interest-Only Securities 537 0.0% 1.51% 289 15-Jun-42
Total Mortgage Assets $ 3,201,214 100.0% 3.31% 336 1-Aug-52
December 31, 2021
Fixed Rate RMBS $ 6,298,189 96.7% 2.93% 342 1-Dec-51
Interest-Only Securities 210,382 3.2% 3.40% 263 25-Jan-52
Inverse Interest-Only Securities 2,524 0.1% 3.75% 300 15-Jun-42
Total Mortgage Assets $ 6,511,095 100.0% 3.03% 325 25-Jan-52
($ in thousands)
September 30, 2022 December 31, 2021
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 2,231,699 69.7% $ 4,719,349 72.5%
Freddie Mac 969,515 30.3% 1,791,746 27.5%
Total Portfolio $ 3,201,214 100.0% $ 6,511,095 100.0%
September 30, 2022 December 31, 2021
Weighted Average Pass-through Purchase Price $ 107.06 $ 107.19
Weighted Average Structured Purchase Price $ 18.08 $ 15.21
Weighted Average Pass-through Current Price $ 89.44 $ 105.31
Weighted Average Structured Current Price $ 17.32 $ 14.08
Effective Duration
(1)
5.800 3.390
(1)
Effective duration is the approximate percentage change in price for a 100 bps change in rates.

An effective duration of 5.800 indicates that an
interest rate increase of 1.0% would be expected to cause a 5.800% decrease in the value of the RMBS in the Company’s investment portfolio
at September 30, 2022.

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
The following

table presents

a summary

of portfolio

assets acquired

during the

nine months

ended September

30, 2022

and 2021,
including

securities

purchased

during the

period that

settled after

the end of

the period,

if any.
($ in thousands)
2022 2021
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
Pass-through RMBS $ 622,535 $ 100.66 4.24% $ 4,871,121 $ 106.96 1.56%
Structured RMBS - - - 125,728 13.04 3.80%

Borrowings
As of September

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
As of September

30, 2022,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$3,133.9

million with

a
net weighted

average borrowing

cost of 3.00%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from
3 to 122

days, with

a weighted

average remaining

maturity of

29 days.

Securing

the repurchase

agreement

obligations

as of September
30, 2022

are RMBS

with an estimated

fair value,

including

accrued

interest,

of approximately

$3,206.4

million and

a weighted

average
maturity

of 345 months,

and cash

pledged to

counterparties

of approximately

$49.4 million.

Through

October 27,

2022, we

have been

able
to maintain

our repurchase

facilities

with comparable

terms to

those that

existed at

September

30, 2022,

with maturities

through January
30, 2023.
The table below presents information about our period end,

maximum and average balances of borrowings for each quarter in
2022 to date and 2021.
($ in thousands)
Difference Between Ending
Ending Maximum Average Borrowings and
Balance of Balance of Balance of Average Borrowings
Three Months Ended Borrowings Borrowings Borrowings Amount Percent
September 30, 2022 $ 3,133,861 $ 4,047,606 $ 3,446,420 $ (312,559) (9.07)%
June 30, 2022 3,758,980 4,464,544 4,111,544 (352,564) (8.57)%
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
Liquidity and Capital Resources
Liquidity

is our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead,

fulfill margin

calls and

pay dividends.

We have both

internal

and external

sources of

liquidity. However,

our material
unused sources

of liquidity

include cash

balances,

unencumbered

assets and

our ability

to sell encumbered

assets to

raise cash.

Our
balance sheet

also generates

liquidity

on an on-going

basis through

payments of

principal

and interest

we receive

on our RMBS

portfolio.

Management

believes that

we currently

have sufficient

liquidity

and capital

resources

available

for (a) the

acquisition

of additional
investments

consistent

with the

size and nature

of our existing

RMBS portfolio,

(b) the repayments

on borrowings

and (c) the

payment of
dividends

to the extent

required

for our continued

qualification

as a REIT.

We may also

generate

liquidity

from time

to time by

selling our
equity or

debt securities

in public

offerings or

private placements.

Internal

Sources of

Liquidity
Our internal

sources of

liquidity

include our

cash balances,

unencumbered

assets and

our ability

to liquidate

our encumbered

security
holdings.

Our balance

sheet also

generates

liquidity

on an on-going

basis through

payments

of principal

and interest

we receive

on our
RMBS portfolio.

Because our

PT RMBS portfolio

consists entirely

of government

and agency

securities,

we do not

anticipate

having
difficulty converting

our assets

to cash should

our liquidity

needs ever

exceed our

immediately

available

sources of

cash.

Our structured
RMBS portfolio

also consists

entirely of

governmental

agency securities,

although

they typically

do not trade

with comparable

bid / ask
spreads as

PT RMBS.

However, we anticipate

that we would

be able to

liquidate

such securities

readily, even in

distressed

markets,
although

we would

likely do

so at prices

below where

such securities

could be sold

in a more

stable market.

To enhance our liquidity

even
further, we may

pledge a

portion of

our structured

RMBS as

part of a

repurchase

agreement

funding,

but retain

the cash in

lieu of acquiring
additional

assets.

In this way

we can, at

a modest

cost, retain

higher levels

of cash on

hand and

decrease

the likelihood

we will have

to
sell assets

in a distressed

market in

order to

raise cash.
Our strategy

for hedging

our funding

costs typically

involves

taking short

positions

in interest

rate futures,

treasury

futures,

interest

rate
swaps, interest

rate swaptions

or other

instruments.

When the

market causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can

reduce our

liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

via margin

calls to

offset the derivative

related margin

calls. If

this were

to occur

in sufficient
magnitude,

the loss of

liquidity

might force

us to reduce

the size

of the levered

portfolio,

pledge additional

structured

securities

to raise
funds or

risk operating

the portfolio

with less

liquidity.
External

Sources of

Liquidity
Our primary

external

sources of

liquidity

are our ability

to (i) borrow

under master

repurchase

agreements,

(ii) use

the TBA security
market and

(iii) sell

our equity

or debt

securities

in public

offerings

or private

placements.

Our borrowing

capacity will

vary over

time as the
market value

of our interest

earning assets

varies.

Our master

repurchase

agreements

have no

stated expiration,

but can be

terminated

at
any time at

our option

or at the

option of

the counterparty.

However, once

a definitive

repurchase

agreement

under a master

repurchase
agreement

has been

entered into,

it generally

may not be

terminated

by either

party.

A negotiated

termination

can occur, but

may involve
a fee to

be paid by

the party

seeking to

terminate

the repurchase

agreement

transaction.
Under our

repurchase

agreement

funding arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the market

value of the
asset collateralizing

the financing

transaction

declines,

the market

value of our

posted margin

will be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases

in value,

we would

be over collateralized

and we
would be

entitled to

have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as needed,

as do we.

Typically, but not

always, the

parties agree

to a minimum
threshold

amount for

margin calls

so as to avoid

the need

for nuisance

margin calls

on a daily

basis.
Our master

repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis. Throughout

the nine months
ended September

30, 2022,

haircuts on

our pledged

collateral

remained

stable and

as of September

30, 2022,

our weighted

average
haircut was

approximately

4.6% of

the value

of our collateral.
TBAs represent

a form of

off-balance

sheet financing

and are

accounted

for as derivative

instruments.

(See Note

4 to our

Financial
Statements

in this Form

10-Q for additional

details on

our TBAs).

Under certain

market conditions,

it may be

uneconomical

for us to

roll our
TBAs into

future months

and we may

need to take

or make physical

delivery

of the underlying

securities.

If we were

required to

take
physical delivery

to settle

a long TBA,

we would

have to fund

our total

purchase

commitment

with cash

or other

financing

sources and

our
liquidity

position could

be negatively

impacted.

Our TBAs

are also

subject to

margin requirements

governed

by the Mortgage-Backed

Securities

Division ("MBSD")

of the FICC

and
by our Master

Securities

Forward

Transaction

Agreements

(“MSFTAs”), which

may establish

margin levels

in excess

of the MBSD.

Such
provisions

require that

we establish

an initial

margin based

on the notional

value of the

TBA, which

is subject

to increase

if the estimated
fair value

of our TBAs

or the estimated

fair value

of our pledged

collateral

declines.

The MBSD

has the sole

discretion

to determine

the
value of our

TBAs and

of the pledged

collateral

securing such

contracts.

In the event

of a margin

call, we

must generally

provide

additional
collateral

on the same

business

day.
Settlement

of our TBA

obligations

by taking

delivery of

the underlying

securities

as well as

satisfying

margin requirements

could
negatively

impact our

liquidity

position.

However, since

we do not

use TBA dollar

roll transactions

as our primary

source of

financing,

we
believe that

we will have

adequate

sources of

liquidity

to meet

such obligations.
We invest a

portion of

our capital

in structured

Agency RMBS.

We generally

do not apply

leverage

to this portion

of our portfolio.

The
leverage

inherent

in structured

securities

replaces the

leverage

obtained

by acquiring

PT securities

and funding

them in the

repurchase
market.

This structured

RMBS strategy

has been

a core element

of the Company’s

overall investment

strategy

since inception.

However,
we have and

may continue

to pledge

a portion

of our structured

RMBS in

order to

raise our

cash levels,

but generally

will not

pledge these
securities

in order

to acquire

additional

assets.
In future

periods,

we expect

to continue

to finance

our activities

in a manner

that is consistent

with our

current operations

through
repurchase

agreements.

As of September

30, 2022,

we had cash

and cash equivalents

of $214.2

million.

We generated

cash flows

of
$496.2 million

from principal

and interest

payments on

our RMBS

and had average

repurchase

agreements

outstanding

of $4,304.0

million
during the

nine months

ended September

30, 2022.
As described

more fully

below, we may

also access

liquidity

by selling

our equity

or debt securities

in public

offerings or

private
placements.
Stockholders’

Equity
On August 4, 2020, we entered into the August 2020 Equity Distribution Agreement with four sales agents pursuant to which we
could offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of our common stock in transactions that
were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 5,538,730 shares under the
August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately

$150.0 million, and net proceeds of
approximately $147.4 million, after commissions and fees,

prior to its termination in June 2021.
On January 20, 2021, we entered into the January 2021 Underwriting Agreement with J.P. Morgan Securities LLC (“J.P.

Morgan”),
relating to the offer and sale of 1,520,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the January 2021 Underwriting Agreement at $26.00 per

share. In addition, we granted J.P. Morgan a 30-day
option to purchase up to an additional 228,000 shares of our common stock on the same terms and conditions, which J.P. Morgan
exercised in full on January 21, 2021. The closing of the offering of 1,748,000 shares of our common stock occurred on January 25,
2021, with proceeds to us of approximately $45.2 million, net of offering expenses.
On March 2, 2021, we entered into the March 2021 Underwriting Agreement with

J.P.

Morgan, relating to the offer and sale of
1,600,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the
March 2021 Underwriting Agreement at $27.25 per share. In addition, we granted

J.P.

Morgan a 30-day option to purchase up to an
additional 240,000 shares of our common stock on the same terms and conditions,

which J.P. Morgan exercised in full on March 3,
2021. The closing of the offering of 1,840,000 shares of our common stock occurred on March

5, 2021, with proceeds to us of
approximately $50.0

million, net of offering expenses payable.

On June 22, 2021, we entered into the June 2021 Equity Distribution Agreement with four sales agents pursuant to which we may
could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that
were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 9,881,467 shares under the
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

September 30, 2022, we issued a total
of 3,167,140 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $78.3
million, and net proceeds of approximately $77.0 million, after commissions and fees.
Outlook
Economic Summary
The evolution

of economic

and market

developments

pivoted in

the third

quarter of

2022.

Trends in place

since late

2021 have
changed in

the third

quarter.

The outlook

for the domestic

economy of

the United

States, particularly

with respect

to inflation,

the level

of
interest

rates and

expectations

for monetary

policy from

the Fed changed

during the

quarter.

As the second

quarter of

2022 ended,

the
market expected

that the

monetary

tightening

policies implemented

by the Fed

to control

inflation

would soon

succeed, and

that by

early in
2023 the

Fed would

likely start

to unwind

their rate

increases

in order

to avert

an economic

slowdown

resulting

from these

policies. The
catalyst for

the changes

that occurred

during the

third quarter

of 2022 was

clear evidence

that not

only was

inflation

persisting,

but that

it
was becoming

more broad

based and

entrenched.

As the Fed

and the various

members of

the FOMC

became aware

of this, their

public
comments consistently

sought to

dispel the

notion that

they would

be easing

monetary

policy in

early 2023

as the futures

markets were
pricing.

As the quarter

unfolded

and the inflation

data continued

to reflect

this trend,

the market

grew to

accept that

the Fed would

have to
raise the

Fed Funds

target further

into restrictive

territory.

The inflation

data for

September

of 2022,

released

in early October

of 2022,

was
again very

strong and

broad based.

The market

now expects

the terminal

rate to approach

5% and the

Fed to raise

the Fed Funds

rate by
at least 125

basis points

during the

fourth quarter

of 2022 alone.

The incoming

economic data

– other than

inflationary

data – has
generally

been very

strong as

well, implying

the Fed rate

increases

have yet to

have an impact

on the economy

other than

the most rate
sensitive

sectors.
Contributing

to the change

in economic

and interest

rate trends

were developments

abroad, particularly

in Europe

and the United
Kingdom.

While inflation

has proven

to be more

robust and

challenging

to control

in the U.S.,

it has been

even more

so in Europe

and
most of the

world outside

of China,

which is grappling

with persistent

COVID-19

cases that

have forced

the government

to intermittently
lock down

various population

centers.

The war

in Ukraine

has contributed

significantly

to food

and energy

price pressures

globally, more
so than in

the U.S.

The result

is essentially

all central

banks across

the globe

– outside

of China

and Japan

– are raising

rates.

Like the
Fed, the

central banks’

efforts have

yet to slow

inflation

and more

rate hikes

are very likely.

Food and

energy inflation

poses additional
pressure

on governments

who are

eager to

ease the

burden of

elevated prices

for essentials

like food

and energy, but

are constrained
because their

efforts themselves

might increase

inflationary

pressures

and run counter

to central

bank actions

that are

attempting

to
constrain

economic activity

and demand.

A further

complicating

factor has

been the

U.S. dollar.

As the Fed

is forced

to continue

to raise

rates in

the U.S.,

the dollar

has
appreciated

against all

other currencies.

This in turn

forces other

central banks

to raise

rates to

protect their

own currencies,

often above
and beyond

what their

domestic economic

circumstances

might warrant.
Risk sentiment

is at extremely

depressed

levels and

all asset

classes across

the financial

markets have

generated

negative

year-to-
date returns

for 2022,

outside of

energy and

certain food

commodities.

Economic growth

is expected

to continue

to slow over

the balance
of the year,

both in the

U.S. and

globally, and likely

contract

in 2023.

Interest

Rates
As the market

incorporated

inflation

data and

the Fed’s response

through the

second quarter

of 2022,

interest

rates began

to rise
materially.

On August

1, 2022,

the 10-year

U.S. Treasury

Note closed

with a yield

of 2.5759%,

shortly before

the FOMC

began to

temper
market expectations

that the

Fed would

pivot away

from their

tightening

and begin

to lower

the Fed Funds

rate in early

2023.

The yield

on
the 10-year

U.S. Treasury

Note closed

just above

3.83% on

September

30,

2022, and

surpassed

4% in October

of 2022.

This increase
was much

less than

the increase

in short-term

rates.

Interest

rates on

U.S. Treasury

Note maturities

inside one

year increased

by well
over 100

basis points

and by more

than 160

basis points

for maturities

of three

months or

less – in

each case

by the end

of the third
quarter of

2022.

In the case

of U.S.

Treasury Note

maturities

of three

or fewer

months, such

increases

are over

230 basis points

as of
October 26,

2022.

As of September

30, 2022,

market pricing

implied the

terminal rate

for the current

cycle would

be approximately

4.53%,
which would

be reached

late in the

first quarter

of 2023.

As of October

26, 2022,

pricing is

for a terminal

rate of approximately

4.85%
sometime late

in the second

quarter

of 2023 and

with the

Fed Funds

rate still

approximately

4.40%

in early 2024.
The Fed has

repeatedly

acknowledged

their efforts

to bring

inflation under

control and

taking the

Fed Funds

rate above

neutral may
cause the

economy to

enter a recession.

They deem

these steps

as necessary

to prevent

inflation

from remaining

higher than

the Fed’s
target rate

of inflation.

However, as it

appears the

Fed will

have to increase

the Fed Funds

rate considerably

higher than

was believed

to
be the case

even a few

months ago,

and central

banks across

the globe

are doing

likewise,

financial

conditions

have begun

to deteriorate
and liquidity

in many financial

markets has

declined.

If such trends

persist and

evidence appears

that certain

financial

markets are

not
operating

smoothly, or financial

conditions

are prohibiting

economic

activity from

operating

smoothly, central

banks may

face a dilemma

of
continuing

to increase

the Fed

Funds rate

or implementing

accommodations

to permit

the smooth

operation

of financial

markets and

the
economy –

assuming

this were

to occur

before inflation

could be

brought under

control.

The outcome

in such a

scenario

cannot be
predicted

with any

confidence.
The Agency

RMBS Market
Returns for

the Agency

RMBS market

for the third

quarter of

2022 were

(5.4)% and

these returns

were 1.7%

lower than

comparable
duration

LIBOR swaps.

The largest

RMBS investors

have generally

been selling

or decreasing

their exposure

to the sector.

Agency
RMBS spreads

relative to

benchmark

interest

rates increased

to levels

observed

in March of

2020 by the

end of the

third quarter

of 2022
and have

exceeded those

levels in

October of

2022.

The largest

investors

of Agency

RMBS, the

Fed via quantitative

easing (which

is now
quantitative

tightening

as the Fed

allows their

holdings of

Agency RMBS

to run-off),

large domestic

banks (which

due to quantitative
tightening

by the Fed

are experiencing

declines in

reserves/deposits)

and large

money managers

(which have

experienced

significant
outflows

as investors

leave fixed

income investments),

are collectively

causing demand

for Agency

RMBS to

decline materially

and driving
the spread

widening.

As the U.S.

dollar has

strengthened

against most

other currencies

across the

globe, there

is the chance

certain
central banks

– namely the

Bank of

Japan – may

be forced

to intervene

in the currency

markets to

support their

local currency,

in this case
the Yen.

They would

do so by selling

U.S. dollar-denominated

assets and

buying Yen.

The only U.S.

dollar-denominated

assets they

own
are U.S.

Treasuries and

Agency RMBS,

and selling

these would

represent

another source

of downward

pressure

on Agency RMBS.

The
relative performance

across the

Agency RMBS

universe was

skewed in

favor of

higher coupon,

30-year securities

that are

currently

in
production

by originators.

Lower coupon

securities,

especially

those held

in large

amounts by

the Fed,

and which

may eventually

be sold
by the Fed,

have performed

the worst.

These results

are consistent

with the

relative duration

of the securities,

as higher

coupons have
shorter durations,

or less sensitivity

to movements

in interest

rates.

As both the

domestic and

the global

economies

appear to

be slowing,

the more

credit sensitive

sectors of

the fixed

income markets
have come

under pressure

and are

likely to weaken

further if

the economies

do indeed

contract.

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
resulting

from the

impacts of

the COVID-19

pandemic,

the Fed implemented

a program

of quantitative

easing.

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

RMBS each

month. On

September

21, 2022,
the FOMC

announced

the Fed’s decision

to continue

reducing

the balance

sheet by a

maximum of

$60 billion

of U.S Treasuries

and $35
billion of

Agency RMBS

per month.
On January

29, 2021,

the CDC issued

guidance extending

eviction

moratoriums

for covered

persons put

in place by

the CARES

Act
through March

31, 2021.

The FHFA subsequently

extended

the foreclosure

moratorium

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

1, 2022,

in most instances.
Foreclosure

activity has

risen since

the end of

the moratorium,

with foreclosure

starts in

the third

quarter of

2022 up 167%

from the
comparable

period in

2021, but

still remaining

slightly

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
On July 28,

2022, the

Fed published

a proposed

rule to implement

the LIBOR

Act.

Since the

GSEs have

generally

been using

30-day
average SOFR

in their

newly issued

multifamily

loans and

other structured

products,

the Fed proposed

that the

benchmark

replacement
for Agency

RMBS be

the 30-day

average SOFR

plus the applicable

tenor spread

adjustment

specified

in the LIBOR

Act. Comments

for
the proposed

rule closed

August 29,

2022, and

any final

rule will

go into effect

30 days after

publication

in the Federal

Register.
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

the MBS (during

any modification

trial
period, the

loan will

remain in

the MBS until

the trial

period ends);

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

time. To
the extent

the Company’s

Agency RMBS

assets were

acquired

at a premium

to par, this will

tend to increase

the realized

yield on

the
asset in question.

To the extent they

were acquired

at a discount,

this will

tend to decrease

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
Summary
In a continuation

of the extremely

turbulent

and volatile

market conditions

that have

existed since

the onset

of the COVID-19
pandemic,

during the

third quarter

of 2022 the

state of

the markets

and the outlook

changed

materially.

The perception

of inflation

on the
part of the

Fed has shaped

the rates

markets, currency

markets and

the outlook

for the economy

since the

spring of

2021.

This is when
inflation

first began

to accelerate

in the U.S.

During the

third quarter

the Fed’s outlook,

or more accurately,

the market’s

perception

of how
the Fed saw

inflation,

changed significantly.

Through early

August of

2022 the

markets perceived

that, while

inflation

was not transitory,
the Fed would

be able to

dampen demand

by raising

rates and

cause inflation

to decrease

back towards

the Fed’s long-term

target of

2%.

Further, the

market anticipated

this would

happen by

early in 2023

and that

the Fed would

then start

to loosen

monetary

policy shortly
thereafter.

The Fed,

through repeated

public comments

by various

Fed officials

and ultimately

by the Chairman

at the Fed’s

annual central
banker symposium

in Jackson

Hole, Wyoming

in late August,

stressed that

this was not

going to

be the case.

Incoming economic

data
over the

period was

persistently

strong, indicating

the rate

increases

to date had

yet to slow

demand.

More importantly,

incoming inflation
data showed

no evidence

of slowing

at all and

was in fact

becoming more

widespread,

possibly

even well

entrenched.

This reinforced

the
notion the

Fed will

have to take

rates higher

and for longer.

The result

of these

developments

were significant

and widespread.

Germane to

Orchid Island

and levered

Agency RMBS

investors
were increases

in market

interest

rates and

a widening

in the spreads

that Agency

RMBS securities

trade relative

to comparable

duration
U.S. Treasuries

or swaps.

The yield on

the 10-year

U.S. Treasury

closed just

above 3.83%

on September

30,

2022, and

surpassed

4% in
October of

2022.

This increase

was much

less than

short-term

rates increased.

Interest

rates on

maturities

inside one

year increased

by
well over

100 basis

points and

by more than

160 basis

points for

maturities

of three

months

or less –

in each case

by the end

of the
quarter.

Yields of maturities

of three

or fewer

months have

increased

by over 230

basis points

since the

end of the

second quarter

of 2022
through October

26, 2022.

As of September

30, 2022,

market pricing

implied the

terminal rate

for the current

cycle would

be approximately
4.53% - achieved

late in the

first quarter

of 2023.

As of October

26, 2022,

the market

is pricing

in a terminal

rate of approximately

4.85%
sometime late

in the second

quarter

of 2023 and

with the Fed

Funds rate

still approximately

4.40% in

early 2024.

Agency RMBS

spreads relative

to benchmark

interest

rates increased

to levels

observed

in March

of 2020 by

the end of

the third
quarter of

2022 and

have exceeded

those levels

in October

of 2022.

Returns for

the Agency

RMBS market

for the third

quarter of

2022
were (5.40)%

and these

returns were

1.7% lower

than comparable

duration LIBOR

swaps.

The relative

performance

across the

Agency
RMBS universe

is skewed

in favor

of higher

coupon, 30-year

securities

that are

currently

in production

by originators.

Lower coupon
securities,

especially

those held

in large

amounts by

the Fed,

and which

may eventually

be sold by

the Fed,

have performed

the worst.

These results

are consistent

with the

relative duration

of the securities,

as higher

coupons have

shorter durations,

or less sensitivity

to
movements

in interest

rates. Actions

by the Fed

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
At September

30, 2022,

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
IPO.
(in thousands, except per share amounts)
Year
Per Share
Amount Total
2013 $ 6.975 $ 4,662
2014 10.800 22,643
2015 9.600 38,748
2016 8.400 41,388
2017 8.400 70,717
2018 5.350 55,814
2019 4.800 54,421
2020 3.950 53,570
2021 3.900 97,601
2022 - YTD
(1)
2.155 76,024
Totals $ 64.330 $ 515,588
(1)
On October 12, 2022, the Company declared a dividend of $0.16 per share to be paid on November 28, 2022.

The effect of this dividend is
included in the table above, but is not reflected in the Company’s financial statements as of September 30, 2022.
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
Change in Interest Rate Value
(2)(3)
Value
(2)(4)
As of September 30, 2022
-200 Basis Points 0.23% 1.87%
-100 Basis Points 0.54% 4.32%
-50 Basis Points 0.38% 3.04%
+50 Basis Points (0.47)% (3.73)%
+100 Basis Points (1.00)% (8.01)%
+200 Basis Points (2.18)% (17.46)%
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

30, 2022,

we had
unrestricted

cash and cash

equivalents

of $214.2

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
ITEM 1A.

RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for
the year ended December 31, 2021. As of September 30, 2022,

there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE

OF PROCEEDS
The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2022.

The table below presents the Company’s share repurchase activity for the three months ended September 30, 2022.
Shares Purchased Maximum Number
Total Number Weighted-Average as Part of Publicly of Shares That May Yet
of Shares Price Paid Announced Be Repurchased Under
Repurchased (1) Per Share Programs the Authorization (2)
July 1, 2022 - July 31, 2022 - $ - - 3,364,601
August 1, 2022 - August 31, 2022 - - - 3,364,601
September 1, 2022 - September 30, 2022 186,249 12.73 175,000 3,189,601
Totals / Weighted Average 186,249 $ 12.73 175,000 3,189,601
(1)
Includes 452

shares of the

Company’s common

stock acquired

by the Company

in connection

with the satisfaction

of tax withholding

obligations on
vested employment

related awards

under equity

incentive plans

and cash paid

for 10,796.6

fractional shares

as a result

of the Company’s

1-for-5
reverse stock

split effected

on August 30,

2022. These repurchases

do not reduce

the number of

shares available

under the stock

repurchase
program authorization.
(2)
On October

12, 2022, the

Board of Directors

approved an increase

in the number

of shares of

the Company’s

common stock

available in

the stock
repurchase

program for

up to an additional

4,300,000 shares.

The effect of this

increase in

not reflected

in the table.
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
3.2
Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2022 and incorporated herein by reference).
3.3
Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on
Form 10-K filed on February 22, 2019 and incorporated herein by reference).
3.4
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

October 28, 2022
By: /s/ Robert E. Cauley
Robert E. Cauley
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)
Date:

October 28, 2022
By: /s/ George H. Haas, IV
George H. Haas, IV
Secretary, Chief Financial Officer, Chief Investment Officer and
Director (Principal Financial and Accounting Officer)