Form 10-K
period 2022-12-31
Orchid Island Capital, Inc.
filed 2023-03-03
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 the aggregate market value of the common stock held by nonaffiliates was $493,960,589

Number of shares outstanding at March 3, 2023: 39,081,942

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the 2023 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Report”).

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
●

the effect of actual or proposed actions of the U.S. government, including the U.S. Federal Reserve (the "Fed"), the Federal Housing Finance Agency (the "FHFA"), the Federal Housing Administration (the "FHA"), the Federal Open Markets Committee (the "FOMC") and the U.S. Treasury, on interest rates, monetary policy, fiscal policy and the housing and credit markets;

●	the effect of rising interest rates on inflation, unemployment, and mortgage supply and demand;
●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets;
●	our ability to obtain future financing arrangements;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●

the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the "Enterprises") and related efforts, along with any changes in laws and regulations affecting the relationship between the Enterprises and the U.S. government;

●	market trends;
●	our ability to make distributions to our stockholders in the future;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
●	our ability to maintain the listing of our common stock on the New York Stock Exchange ("NYSE");
●	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;
●

the ongoing effect of the coronavirus (COVID-19) pandemic and the potential future outbreak of other highly infectious or contagious diseases on the Agency RMBS market and on our results of future operations, financial position, and liquidity;

●	expected capital expenditures;
●	the impact of technology on our operations and business; and
●	the phase-out of the London Interbank Offered Rate (“LIBOR”) index, transition from LIBOR to the alternative reference rate (the Secured Overnight Financing Rate ("SOFR")) and the impact on our LIBOR sensitive funding hedges, liabilities and assets.

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

PART I

ITEM 1. BUSINESS

Our Company

Orchid Island Capital, Inc., a Maryland corporation (“Orchid,” the “Company,” “we” or “us”), is a specialty finance company that invests in residential mortgage-backed securities (“RMBS”). The principal and interest payments of these RMBS are guaranteed by the Enterprises or the Government National Mortgage Association (“Ginnie Mae” and, collectively with the Enterprises, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of RMBS as Agency RMBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS, such as mortgage pass through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs and (ii) structured Agency RMBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. Our website is located at http://ir.orchidislandcapital.com. Information on our website is not part of this Report. Our common stock is listed on the NYSE and trades under the symbol “ORC.”

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

The payment of principal and interest on mortgage pass-through securities issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage pass-through certificates issued by the Enterprises, but not the market value, is guaranteed by the respective agency issuing the security.

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

Collateral Mortgage Obligation RMBS

CMOs are a type of RMBS, the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by pools of mortgage pass-through securities issued directly by or under the auspices of the GSEs. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate RMBS are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity to interest rates.

Structured Agency RMBS

We also invest in structured Agency RMBS, which include IOs, IIOs and POs. The payment of principal and interest, to the extent accrued and payable to the security, on structured Agency RMBS issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest, to the extent accrued and payable to the security, on structured Agency RMBS issued by the Enterprises, but not the market value, is guaranteed by the respective agency issuing the security. The types of structured Agency RMBS in which we invest are described below.

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

●

IIOs. IIOs represent the stream of interest payments on a pool of mortgages that underlie RMBS, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, the coupon interest rate (i.e. SOFR), and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day SOFR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day SOFR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day SOFR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day SOFR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day SOFR and expectations by market participants of future movements in the level of 30-day SOFR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

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

Financing Strategy

We borrow against our Agency RMBS using short term repurchase agreements. A repurchase agreement (or "repo") transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our borrowings through repo transactions are generally short-term and have maturities ranging from one day to one year but may have maturities up to five or more years. Our financing rates are typically impacted by the U.S. Federal Funds rate and other short-term benchmark rates and liquidity in the Agency RMBS repo and other short-term funding markets. The terms of our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the repo transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement to address such matters as additional margin maintenance requirements, cross default and other provisions. The specific provisions may differ for each lender and certain terms may not be determined until we engage in individual repo transactions.

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

We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. Long positions in TBAs are considered a component of the pass-through Agency RMBS category. While there is no explicit leverage applied to TBAs via repurchase agreement borrowings, as is the case with pass-through securities, to accurately reflect our reported leverage ratio, we calculate our leverage both with and without the market value of the net forward agreement as a component of our total leverage exposure for purposes of reporting our leverage ratio and other risk metrics. We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments.

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), federal funds ("Fed Funds") and Eurodollar futures contracts, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”) and TBA securities transactions, but the Company may enter into other derivatives in the future.

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

As a REIT, we generally will not be subject to U.S. federal income tax on the REIT taxable income that we currently distribute to our stockholders. Taxable income generated by any taxable REIT subsidiary (as defined in Section 856(l) of the Code) (“TRS”) that we may form or acquire will be subject to U.S. federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income, determined without regard to the deductions for dividends paid and excluding any net capital gains. If we fail to qualify as a REIT in any calendar year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we failed to qualify. Even if we continue to qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

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

Common Stock Reverse Split

On August 30, 2022, the Company effected a 1-for-5 reverse stock split of its common stock and proportionately decreased the number of authorized shares of common stock.  All share, per share, deferred stock unit and performance unit information has been retroactively adjusted to reflect the reverse split.

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

●	Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.
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

●

If our lenders default on their obligations to resell the Agency RMBS back to us at the end of the repo transaction term, if the value of the Agency RMBS has declined by the end of the repo transaction term or if we default on our obligations under the repo transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

●

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic, any other global pandemic, or global recessionary economic conditions will have on us.

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

Under normal market conditions, an investment in Agency RMBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve is inverted or flat. While one or more of the GSEs guarantee the principal and interest payments related to the Agency RMBS we own, this guarantee does not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and negatively affect our ability to pay distributions to our stockholders.

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

Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Fed, these developments could cause interest rates and borrowing costs to rise, which may negatively impact the value of our investments and our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We invest in structured Agency RMBS, including IOs, IIOs and POs. Although structured Agency RMBS are generally subject to the same risks as our pass-through Agency RMBS, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.

The structured Agency RMBS in which we invest are securitizations (i) issued by the GSEs, (ii) collateralized by Agency RMBS and (iii) divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in pass-through Agency RMBS. For example, certain types of structured Agency RMBS, such as IOs, IIOs and POs, are more sensitive to prepayment risks than pass-through Agency RMBS. If we were to invest in structured Agency RMBS that were more sensitive to prepayment risks relative to other types of structured Agency RMBS or pass-through Agency RMBS, we may increase our portfolio-wide prepayment risk.

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

Purchases and sales of Agency RMBS by the Fed may adversely affect the supply, price and returns associated with Agency RMBS.

The Fed owns approximately $2.6 trillion of Agency RMBS as of December 31, 2022. After nearly doubling its Agency RMBS holdings from $1.4 trillion in March 2020 to a peak of over $2.7 trillion in April of 2022 as a result of its COVID-19 policy response, the Fed halted purchases of Agency RMBS in September 2022 and began allowing up to $35 billion per month of Agency RMBS to run off its balance sheet.  This, combined with the Fed’s aggressive hikes to the Fed Funds rate in an effort to curb inflation, has resulted in a net supply of Agency RMBS, an increase in interest rates and a current inversion of the yield curve that has negatively impacted the market value of Agency RMBS.  With prepayments slowing in response to rising mortgage rates, Agency RMBS runoffs may not reduce the Fed’s balance sheet quickly enough to meet its stated policy goals, raising the possibility of the Fed selling Agency RMBS outright.  These actions by the Fed to date, along with interest rate increases, have adversely impacted the prices and returns of Agency RMBS.  While it is very difficult to predict the impact of a continuing Fed portfolio runoff or potential sales of Agency RMBS on the supply, prices and liquidity of Agency RMBS, returns on Agency RMBS may be adversely affected.

Short-term interest rates are currently higher than long-term interest rates.  This phenomenon, typically referred to as an inverted U.S. Treasury or yield curve, occurred during 2022 and may continue well into the future.  Under such conditions our funding costs may equal or exceed yields available on our assets, adversely impacting our financial condition and results of operations and our ability to pay dividends to our stockholders.

As the Fed began to increase over-night funding rates during 2022 short-term interest rates began to rise faster than longer-term interest rates and eventually the U.S. Treasury yield curve became inverted, whereby yields on short-terms rates exceeded yields on long-term interest rates.  This condition has continued into 2023 and may continue into the future.  Consistent with this development, funding costs associated with our borrowings have increased relative to yields on our Agency RMBS securities.  As a result, our net interest income has declined.  We have employed various hedging strategies to off-set the phenomenon.  However, such hedges may not be adequate to protect our interest income in the future, adversely affecting our financial condition, results of operations and our ability to pay dividends to our stockholders.

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

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency RMBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repo transaction under these agreements. Our fixed-rate Agency RMBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our Agency RMBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. Additionally, the liquidation of collateral may jeopardize our ability to maintain our qualification as a REIT, as we must comply with requirements regarding our assets and our sources of gross income. Our failure to maintain our qualification as a REIT would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our net taxable income.

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

Moreover, the expected transition from LIBOR to alternative reference rates adds additional complications to our hedging activity. For example, we may enter into SOFR-based swaps to hedge rising borrowing costs, which may not fully offset such rising costs as well as LIBOR-based swaps may have in the past.

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

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Additionally, sales of some or all of the Fed's holdings of Agency RMBS, or declines in purchases of Agency RMBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation ("FICC"), we are subject to margin calls on our TBA contracts. Further, our clearing and custody agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions and adversely affect our financial condition and results of operations.

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

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over rising interest rates, growing inflation, economic recession, geopolitical issues including events such as the COVID-19 pandemic or other global pandemics, the war in Ukraine, policy priorities of a new U.S. presidential administration, trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.

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

Models may also include LIBOR as an input. Thus, the transition away from LIBOR to SOFR may require changes to the models and/or impair the historical relationships patterned within these models as a result of less historical data than is currently available for LIBOR.

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

If our lenders default on their obligations to resell the Agency RMBS back to us at the end of the repo transaction term, or if the value of the Agency RMBS has declined by the end of the repo transaction term or if we default on our obligations under the repo transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

When we engage in a repo transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 24 to 90 days but may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. Many financial institutions from which we may obtain repurchase agreement financing have increased their haircuts in the past and may do so again in the future. When these haircuts are increased, we are required to post additional cash or securities as collateral for our Agency RMBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repo transaction if the value of the underlying securities had declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repo transactions could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

If we default on one of our obligations under a repo transaction, the counterparty can terminate the transaction and cease entering into any other repo transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

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

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in times of significant market dislocations.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, for example, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the COVID-19 pandemic, we experienced margin calls in 2020 well beyond historical norms. As of December 31, 2022, we had met all margin call requirements, but a sufficiently deep and/or rapid increase in margin calls or haircuts could have an adverse impact on our liquidity.

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

We believe the risks associated with our business may be more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be unable to refinance their loans or sell their homes to facilitate relocating to a less distressed area of the country – thus lowering prepayment activity on our portfolio of Agency RMBS.  To the extent securities in our portfolio of Agency RMBS are carried at prices below par, this would reduce the yield we realize on our portfolio, and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. Military conflict in Ukraine and the resulting sanctions and penalties have caused, and may continue to cause, increased price volatility for publicly traded securities and other national, regional and international economic disruptions and economic uncertainty. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

Competition might prevent us from acquiring Agency RMBS at favorable yields, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire Agency RMBS at favorable spreads over our borrowing costs. In acquiring Agency RMBS, we compete with a variety of institutional investors, including other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, other entities that purchase Agency RMBS, the Fed, other governmental entities and government-sponsored entities, many of which have greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, competition for investments in Agency RMBS may lead the price of such investments to increase, which may further limit our ability to generate desired returns. As a result, we may not be able to acquire sufficient Agency RMBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are highly dependent on communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of a systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of these systems could cause delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on our or certain of our third party service providers' systems in the future. We rely heavily on our Manager’s financial, accounting and other data processing systems. Although we have not detected a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we, our Manager or certain of our third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, our Manager, or certain of the third parties that facilitate our and our Manager’s business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of certain third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our or certain of our third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

The replacement of LIBOR with an alternative reference rate may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of LIBOR, ceased the publication of one-week and two-month USD LIBOR and will cease the publications of the remaining tenors of USD LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. Our repurchase agreement borrowings previously carried a rate of interest based on short term rate indices that tracked LIBOR. The impact of phasing out LIBOR on these and other financial instruments is uncertain and may negatively impact their value, liquidity or effectiveness. The transition to an alternative rate, such as the SOFR, which is an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to SOFR or any other alternative rate will not result in, among other things, financial market disruptions, significant increases in benchmark rates, or short-term interest rates, any of which could have an adverse effect on our profitability, liquidity, and financial condition.

We invest in securities guaranteed by the Enterprises which are currently under conservatorship by the FHFA. The ultimate impact on the operations of the Enterprises from the conservatorships and the support they receive from the U.S. government is not determinable and could affect the Enterprises in such a way that our business, operations and financial condition may be adversely affected.

As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the Enterprises with the goal of preserving and conserving their assets. At various times since implementation of the conservatorship, Congress has considered structural changes to the Enterprises. The U.S. Treasury published the Treasury Housing Reform Plan in 2019 outlining proposed changes to the U.S. housing finance system, which could lead to the release of the Enterprises from conservatorship. Furthermore, the FHFA released its Strategic Plan in October 2019, which included in part an outline for the Enterprises exiting conservatorship. Events related to the COVID-19 pandemic and the associated economic slowdown raised concerns at the FHFA that the Enterprises may need additional capital in order to meet their obligations as guarantors on trillions of dollars of Agency RMBS. The market value of Agency RMBS today is highly dependent on the continued support of the Enterprises by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed, or if the Enterprises are released from conservatorship, the market value of Agency RMBS could significantly decline, making it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between the Enterprises and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued by the Enterprises. It may also interrupt the cash flow received by investors on the underlying Agency RMBS.

All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets and materially adversely affect our business, operations and financial condition and our ability to pay distributions to our stockholders.

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

As of March 3, 2023, Bimini owned approximately 1.5% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2021 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2021 Equity Incentive Plan of 800,000 shares of common stock plus 673,324 shares of our common stock that remained available for issuance under the 2012 Equity Incentive Plan as of the date of the Board’s adoption of the 2021 Equity Incentive Plan. As of March 3, 2023, Bimini owns 569,071 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

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

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act, because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets (including our qualifying real estate assets). We treat GSE whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets based on no-action letters issued by the SEC. To the extent that the SEC publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates may be lower than ordinary income tax rates. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding periods) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The 20% deduction results in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to ordinary REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, as well as warrants to purchase shares of common stock or convertible preferred stock or units consisting of any combination of the foregoing securities. Upon the liquidation of the Company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market value of our common stock, or both. Our preferred stock, if issued, would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Furthermore, our Board of Directors may, without stockholder approval, amend our charter to increase the aggregate number of shares or the number of shares of any class or series that we have the authority to issue, and to classify or reclassify any unissued shares of common stock or preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future securities offerings. Our stockholders are therefore subject to the risk of our future securities offerings reducing the market price of our common stock and diluting their common stock.

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

The COVID-19 pandemic has caused significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and dislocations in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, closing non-essential businesses, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business.

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

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic, any other global pandemic, or the global recessionary economic conditions will have on us.

Governments have adopted, and may continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic, or any other global pandemic, and adverse developments in the economy and continued functioning of the financial markets. We cannot assure you that these programs will be effective, sufficient or will otherwise have a positive impact on our business.

There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets or prepayments on Agency RMBS. To the extent the financial or mortgage markets do not respond favorably to any of these actions, such actions do not function as intended, or prepayments increase materially as a result of these actions, our business, results of operations and financial condition may be materially adversely affected.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NYSE under the symbol “ORC.” As of March 3, 2023, we had 39,081,942 shares of common stock issued and outstanding which were held by 14 stockholders of record and approximately 60,000 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

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

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer Group (composed of AGNC Investment Corp., Annaly Capital Management, Inc., Arlington Asset Investment Corp., ARMOUR Residential REIT, Inc., Cherry Hill Mortgage Investment Corporation and Dynex Capital, Inc.) for the period beginning December 31, 2017, and ending December 31, 2022, assuming the investment of $100 on December 31, 2017 and the reinvestment of dividends.

The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed. The historical information set forth below is not necessarily indicative of future performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Orchid Island Capital, Inc.	100.00	79.67	85.13	89.61	89.73	50.14
Agency REIT Peer Group	100.00	93.60	102.42	101.15	104.73	81.92
NAREIT Mortgage REIT TRR Index	100.00	97.48	118.27	96.07	111.09	81.53
S&P 500 Total Return Index	100.00	95.62	125.72	148.85	191.58	156.88

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2023 annual meeting of stockholders.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

On July 29, 2015, the Company's Board of Directors authorized the repurchase of up to 400,000 shares of the Company's common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 904,564 shares of the Company's common stock. On December 9, 2021, the Board of Directors approved an increase in the number of shares of the Company’s common stock available in the stock repurchase program for up to an additional 3,372,399 shares. On October 12, 2022, the Board of Directors approved an increase in the stock repurchase program for up to an additional 4,300,000 shares of the Company's common stock, bringing the remaining authorization under the stock repurchase program to up to 6,183,601 shares, representing approximately 18% of the Company’s then outstanding shares of common stock. Unless modified or revoked by the Board, the authorization does not expire.

The table below presents the Company's share repurchase activity for the three months ended December 31, 2022.

				Maximum
				Number of
			Shares	Shares That
	Total	Weighted-	Purchased as	May Yet Be
	Number	Average	Part of Publicly	Repurchased
	of Shares	Price Paid	Announced	Under the
	Repurchased(1)	Per Share	Programs	Authorization
October 1, 2022 - October 31, 2022	1,644,044	$8.64	1,644,044	5,845,557
November 1, 2022 - November 30, 2022	-		-	5,845,557
December 1, 2022 - December 31, 2022	544,533	$10.67	544,166	5,301,391
Totals / Weighted Average	2,188,577	$9.14	2,188,210	5,301,391

(1)

Includes 367 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

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

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS, such as mortgage pass-through certificates issued by the GSEs and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT RMBS”) and (ii) structured Agency RMBS, such as interest-only securities (“IOs”), inverse interest-only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013. We are externally managed by Bimini Advisors, an investment adviser registered with the Securities and Exchange Commission (the “SEC”).

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

We operate so as to qualify to be taxed as a REIT under the Code. We generally will not be subject to U.S. federal income tax to the extent that we currently distribute all of our REIT taxable income (as defined in the Code) to our stockholders and maintain our REIT qualification.

The Company’s common stock trades on the New York Stock Exchange under the symbol “ORC”.

Capital Raising Activities

On January 23, 2020, we entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 634,145 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately $19.4 million, after commissions and fees, prior to its termination in August 2020.

On August 4, 2020, we entered into an equity distribution agreement (the “August 2020 Equity Distribution Agreement”) with four sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 5,498,730 shares under the August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately $150.0 million, and net proceeds of approximately $147.4 million, after commissions and fees, prior to its termination in June 2021.

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

On October 29, 2021, we entered into an equity distribution agreement (the “October 2021 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2022, we issued a total of 7,052,188 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $119.6 million, and net proceeds of approximately $117.6 million, after commissions and fees. Subsequent to December 31, 2022 and through March 3, 2023, we issued a total of 2,690,000 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $32.2 million, and net proceeds of approximately $31.7 million, after commissions and fees.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 904,564 shares of the Company’s common stock. Coupled with the 156,751 shares remaining from the original 400,000 share authorization, the increased authorization brought the total authorization to 1,061,316 shares, representing 10% of the then outstanding share count.

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

From the inception of the stock repurchase program through December 31, 2022, the Company repurchased a total of 3,675,572 shares at an aggregate cost of approximately $64.8 million, including commissions and fees, for a weighted average price of $17.63 per share. During the year ended December 31, 2022, the Company repurchased a total of 2,538,470 shares of its common stock at an aggregate cost of approximately $24.5 million, including commissions and fees, for a weighted average price of $9.63 per share. Subsequent to December 31, 2022, and through March 3, 2023, the Company repurchased a total of 373,041 shares at an aggregate cost of approximately $4.0 million, including commissions and fees, for a weighted average price of $10.62 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Fed that occurred in 2022 and are likely to occur in 2023;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
●	actions taken by the U.S. government, including the presidential administration, the Fed, the FHFA, the FHA, the FOMC and the U.S. Treasury;
●	prepayment rates on mortgages underlying our Agency RMBS and credit trends insofar as they affect prepayment rates; and
●	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments;
●	increases in our cost of funds resulting from increases in the Fed Funds rate that are controlled by the Fed which have occurred in 2022, and are likely to continue to occur in 2023; and
●	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company’s results of operations for the years ended December 31, 2022, as compared to the Company’s results of operations for the years ended December 31, 2021 and 2020.

Net (Loss) Income Summary

Net loss for the year ended December 31, 2022 was $258.5 million, or $6.90 per share. Net loss for the year ended December 31, 2021 was $64.8 million, or $2.67 per share. Net income for the year ended December 31, 2020 was $2.1 million, or $0.16 per share. The components of net (loss) income for the years ended December 31, 2022, 2021 and 2020 are presented in the table below:

(in thousands)
	2022	2021	2020
Interest income	$144,633	$134,700	$116,045
Interest expense	(61,708)	(7,090)	(25,056)
Net interest income	82,925	127,610	90,989
Losses on RMBS and derivative contracts	(320,669)	(177,119)	(78,317)
Net portfolio (loss) income	(237,744)	(49,509)	12,672
Expenses	(20,709)	(15,251)	(10,544)
Net (loss) income	$(258,453)	$(64,760)	$2,128

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

Described below are the Company's results of operations for the years ended December 31, 2022, 2021 and 2020.

Net Earnings (Loss) Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Earnings			Earnings
			(Loss)			(Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
December 31, 2022	$34,926	$38,389	$(3,463)	$0.95	$1.04	$(0.09)
September 30, 2022	(84,513)	(93,544)	9,031	(2.40)	(2.66)	0.26
June 30, 2022	(60,139)	(82,282)	22,143	(1.70)	(2.32)	0.62
March 31, 2022	(148,727)	(183,232)	34,505	(4.20)	(5.18)	0.98
December 31, 2021	(44,564)	(82,597)	38,033	(1.33)	(2.46)	1.13
September 30, 2021	26,038	(2,887)	28,925	1.01	(0.11)	1.12
June 30, 2021	(16,865)	(40,844)	23,979	(0.85)	(2.05)	1.20
March 31, 2021	(29,369)	(50,791)	21,422	(1.72)	(2.98)	1.26
December 31, 2020	16,479	(4,605)	21,084	1.17	(0.33)	1.50
September 30, 2020	28,076	5,745	22,331	2.09	0.43	1.66
June 30, 2020	48,772	28,749	20,023	3.68	2.17	1.51
March 31, 2020	(91,199)	(108,206)	17,007	(7.06)	(8.38)	1.32
Years Ended
December 31, 2022	$(258,453)	$(320,669)	$62,216	$(6.90)	$(8.56)	$1.66
December 31, 2021	(64,760)	(177,119)	112,359	(2.67)	(7.31)	4.64
December 31, 2020	2,128	(78,317)	80,445	0.16	(5.83)	5.99

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2022, 2021 and 2020 and each quarter during 2022, 2021 and 2020.

Gains (Losses) on Derivative Instruments
(in thousands)
				Economic Hedges
	Recognized in			Attributed to	Attributed to
	Income	U.S. Treasury and TBA		Current	Future
	Statement	Securities Gain (Loss)		Period	Periods
	(GAAP)	(Short Positions)	(Long Positions)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2022	$(10,657)	$(9,700)	$-	$11,076	$(12,033)
September 30, 2022	184,819	10,642	106	5,043	169,028
June 30, 2022	103,758	1,013	1,067	1,996	99,682
March 31, 2022	177,816	2,539	27	(1,287)	176,537
December 31, 2021	10,945	2,568	-	(7,949)	16,326
September 30, 2021	5,375	(2,306)	-	(1,248)	8,929
June 30, 2021	(34,915)	(5,963)	-	(5,104)	(23,848)
March 31, 2021	45,472	9,133	(8,559)	(4,044)	48,942
December 31, 2020	8,538	(436)	5,480	(5,790)	9,284
September 30, 2020	4,079	131	3,336	(6,900)	7,512
June 30, 2020	(8,851)	582	1,133	(5,751)	(4,815)
March 31, 2020	(82,858)	(7,090)	-	(4,900)	(70,868)
Years Ended
December 31, 2022	$455,736	$4,494	$1,200	$16,828	$433,214
December 31, 2021	26,877	3,432	(8,559)	(18,345)	50,349
December 31, 2020	(79,092)	(6,813)	9,949	(23,341)	(58,887)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2022	$31,897	$29,512	$11,076	$18,436	$2,385	$13,461
September 30, 2022	35,611	21,361	5,043	16,318	14,250	19,293
June 30, 2022	35,268	8,180	1,996	6,184	27,088	29,084
March 31, 2022	41,857	2,655	(1,287)	3,942	39,202	37,915
December 31, 2021	44,421	2,023	(7,949)	9,972	42,398	34,449
September 30, 2021	34,169	1,570	(1,248)	2,818	32,599	31,351
June 30, 2021	29,254	1,556	(5,104)	6,660	27,698	22,594
March 31, 2021	26,856	1,941	(4,044)	5,985	24,915	20,871
December 31, 2020	25,893	2,011	(5,790)	7,801	23,882	18,092
September 30, 2020	27,223	2,043	(6,900)	8,943	25,180	18,280
June 30, 2020	27,258	4,479	(5,751)	10,230	22,779	17,028
March 31, 2020	35,671	16,523	(4,900)	21,423	19,148	14,248
Years Ended
December 31, 2022	$144,633	$61,708	$16,828	$44,880	$82,925	$99,753
December 31, 2021	134,700	7,090	(18,345)	25,435	127,610	109,265
December 31, 2020	116,045	25,056	(23,341)	48,397	90,989	67,648
(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2022, we generated $82.9 million of net interest income, consisting of $144.6 million of interest income from RMBS assets offset by $61.7 million of interest expense on borrowings. For the comparable period ended December 31, 2021, we generated $127.6 million of net interest income, consisting of $134.7 million of interest income from RMBS assets offset by $7.1 million of interest expense on borrowings. The $9.9 million increase in interest income was driven by a 72 basis points ("bps") increase in yield on average RMBS that was partially offset by a $745.5 million decrease in average RMBS. The $54.6 million increase in interest expense for the year ended December 31, 2022 was driven by a 138 bps increase in the average cost of funds, offset by a $665.5 million decrease in average borrowings.

For the year ended December 31, 2020, we generated $91.0 million of net interest income, consisting of $116.1 million of interest income from RMBS assets offset by $25.1 million of interest expense on borrowings. The $18.7 million increase in interest income for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due to a $1,569.3 million increase in average RMBS, that was partially offset by a 72 bps decrease in yield on average RMBS. The $18.0 million decrease in interest expense for the year ended December 31, 2021 was due to a 63 bps decrease in the average cost of funds, partially offset by a $1,510.5 million increase in average borrowings.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2022, 2021 and 2020 was $44.9 million, $25.4 million and $48.4 million, respectively, resulting in $99.8 million, $109.3 million and $67.7 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2022, 2021 and 2020 and for the years ended December 31, 2022, 2021 and 2020 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2022	$3,370,608	$31,897	3.79%	$3,256,153	$29,512	$18,436	3.63%	2.26%
September 30, 2022	3,571,037	35,611	3.99%	3,446,420	21,361	16,318	2.48%	1.89%
June 30, 2022	4,260,727	35,268	3.31%	4,111,544	8,180	6,184	0.80%	0.60%
March 31, 2022	5,545,844	41,857	3.02%	5,354,107	2,655	3,942	0.20%	0.29%
December 31, 2021	6,056,259	44,421	2.93%	5,728,988	2,023	9,972	0.14%	0.70%
September 30, 2021	5,136,331	34,169	2.66%	4,864,287	1,570	2,818	0.13%	0.23%
June 30, 2021	4,504,887	29,254	2.60%	4,348,192	1,556	6,660	0.14%	0.61%
March 31, 2021	4,032,716	26,856	2.66%	3,888,633	1,941	5,985	0.20%	0.62%
December 31, 2020	3,633,631	25,893	2.85%	3,438,444	2,011	7,801	0.23%	0.91%
September 30, 2020	3,422,564	27,223	3.18%	3,228,021	2,043	8,943	0.25%	1.11%
June 30, 2020	3,126,779	27,258	3.49%	2,992,494	4,479	10,230	0.60%	1.37%
March 31, 2020	3,269,859	35,671	4.36%	3,129,178	16,523	21,423	2.11%	2.74%
Years Ended
December 31, 2022	$4,187,054	$144,633	3.45%	$4,042,056	$61,708	$44,880	1.53%	1.11%
December 31, 2021	4,932,548	134,700	2.73%	4,707,525	7,090	25,435	0.15%	0.54%
December 31, 2020	3,363,208	116,045	3.45%	3,197,034	25,056	48,397	0.78%	1.51%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2022	$2,385	$13,461	0.16%	1.53%
September 30, 2022	14,250	19,293	1.51%	2.10%
June 30, 2022	27,088	29,084	2.51%	2.71%
March 31, 2022	39,202	37,915	2.82%	2.73%
December 31, 2021	42,398	34,449	2.79%	2.23%
September 30, 2021	32,599	31,351	2.53%	2.43%
June 30, 2021	27,698	22,594	2.46%	1.99%
March 31, 2021	24,915	20,871	2.46%	2.04%
December 31, 2020	23,882	18,092	2.62%	1.94%
September 30, 2020	25,180	18,280	2.93%	2.07%
June 30, 2020	22,779	17,028	2.89%	2.12%
March 31, 2020	19,148	14,248	2.25%	1.62%
Years Ended
December 31, 2022	$82,925	$99,753	1.92%	2.34%
December 31, 2021	127,610	109,265	2.58%	2.19%
December 31, 2020	90,989	67,648	2.67%	1.94%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 50 and 51 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

Interest Income and Average Asset Yield

Our interest income for the years ended December 31, 2022 and 2021 was $144.6 million and $134.7 million, respectively. We had average RMBS holdings of  $4,187.1 million and $4,932.6 million for the years ended December 31, 2022 and 2021, respectively. The yield on our portfolio was 3.45% and 2.73% for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022 as compared to the year ended December 31, 2021, there was a $9.9 million increase in interest income due to a 72 bps increase in the yield on average RMBS, offset by a $745.5 million decrease in average RMBS.

For the year ended December 31, 2020, we had interest income of $116.0 million and average RMBS holdings of $3,363.2 million, resulting in a yield on our portfolio of 3.45%. For the year ended December 31, 2021, as compared to the year ended December 31, 2020, there was a $18.6 million increase in interest income due to a $1,569.3 million increase in average RMBS, partially offset by a 72 bps decrease in the yield on average RMBS.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for the years ended December 31, 2022, 2021 and 2020 and for each quarter during 2022, 2021 and 2020.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2022	$3,335,154	$35,454	$3,370,608	$31,204	$693	$31,897	3.74%	7.83%	3.79%
September 30, 2022	3,458,277	112,760	3,571,037	32,298	3,313	35,611	3.74%	11.75%	3.99%
June 30, 2022	4,069,334	191,393	4,260,727	31,894	3,374	35,268	3.14%	7.05%	3.31%
March 31, 2022	5,335,353	210,491	5,545,844	40,066	1,791	41,857	3.00%	3.40%	3.02%
December 31, 2021	5,878,376	177,883	6,056,259	42,673	1,748	44,421	2.90%	3.93%	2.93%
September 30, 2021	5,016,550	119,781	5,136,331	33,111	1,058	34,169	2.64%	3.53%	2.66%
June 30, 2021	4,436,135	68,752	4,504,887	29,286	(32)	29,254	2.64%	(0.18)%	2.60%
March 31, 2021	3,997,965	34,751	4,032,716	26,869	(13)	26,856	2.69%	(0.15)%	2.66%
December 31, 2020	3,603,885	29,746	3,633,631	25,933	(40)	25,893	2.88%	(0.53)%	2.85%
September 30, 2020	3,389,037	33,527	3,422,564	27,021	202	27,223	3.19%	2.41%	3.18%
June 30, 2020	3,088,603	38,176	3,126,779	27,004	254	27,258	3.50%	2.67%	3.49%
March 31, 2020	3,207,467	62,392	3,269,859	35,286	385	35,671	4.40%	2.47%	4.36%
Years Ended
December 31, 2022	$4,049,530	$137,524	$4,187,054	$135,462	$9,171	$144,633	3.35%	6.67%	3.45%
December 31, 2021	4,832,257	100,291	4,932,548	131,939	2,761	134,700	2.73%	2.75%	2.73%
December 31, 2020	3,322,248	40,960	3,363,208	115,244	801	116,045	3.47%	1.96%	3.45%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $4,042.1 million and $4,707.5 million and total interest expense of $61.7 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively. Our average cost of funds was 1.53% for the year ended December 31, 2022, compared to 0.15% for the comparable period in 2021.  There was a $665.5 million decrease in average outstanding borrowings during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

For the year ended December 31, 2020, we had average borrowings of $3,197.0 million and total interest expense of $25.1 million, resulting in an average cost of funds of 0.78%.  There was a 63 bps decrease in the average cost of funds and an $1,510.5 million increase in average outstanding borrowings during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Our economic interest expense was $44.9 million, $25.4 million and $48.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was a 57 bps increase in the average economic cost of funds to 1.11% for the year ended December 31, 2022 from 0.54% for the year ended December 31, 2021. The reason for the increase in economic cost of funds is primarily due to the higher cost of our borrowings noted above, offset by the positive performance of our hedging activities during the period. There was a 97 bps decrease in the average economic cost of funds to 0.54% for the year ended December 31, 2021 from 1.51% for the year ended December 31, 2020.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 41 bps below one-month average SOFR and 33 bps above six-month average SOFR for the year ended December 31, 2022. Our average economic cost of funds was 83 bps below one-month average SOFR and 9 bps below six-month average SOFR for the year ended December 31, 2022. The average term to maturity of the outstanding repurchase agreements was 27 days and 27 days at December 31, 2022 and 2021, respectively.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and one-month average and six-month average SOFR rates for each quarter in 2022, 2021 and 2020 and for the years ended December 31, 2022, 2021 and 2020 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2022	$3,256,153	$29,512	$18,436	3.63%	2.26%
September 30, 2022	3,446,420	21,361	16,318	2.48%	1.89%
June 30, 2022	4,111,544	8,180	6,184	0.80%	0.60%
March 31, 2022	5,354,107	2,655	3,942	0.20%	0.29%
December 31, 2021	5,728,988	2,023	9,972	0.14%	0.70%
September 30, 2021	4,864,287	1,570	2,818	0.13%	0.23%
June 30, 2021	4,348,192	1,556	6,660	0.14%	0.61%
March 31, 2021	3,888,633	1,941	5,985	0.20%	0.62%
December 31, 2020	3,438,444	2,011	7,801	0.23%	0.91%
September 30, 2020	3,228,021	2,043	8,943	0.25%	1.11%
June 30, 2020	2,992,494	4,479	10,230	0.60%	1.37%
March 31, 2020	3,129,178	16,523	21,423	2.11%	2.74%
Years Ended
December 31, 2022	$4,042,056	$61,708	$44,880	1.53%	1.11%
December 31, 2021	4,707,525	7,090	25,435	0.15%	0.54%
December 31, 2020	3,197,034	25,056	48,397	0.78%	1.51%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
December 31, 2022	4.06%	2.89%	(0.43)%	0.74%	(1.80)%	(0.63)%
September 30, 2022	2.47%	1.43%	0.01%	1.05%	(0.58)%	0.46%
June 30, 2022	1.09%	0.39%	(0.29)%	0.41%	(0.49)%	0.21%
March 31, 2022	0.16%	0.07%	0.04%	0.13%	0.13%	0.22%
December 31, 2021	0.05%	0.05%	0.09%	0.09%	0.65%	0.65%
September 30, 2021	0.05%	0.03%	0.08%	0.10%	0.18%	0.20%
June 30, 2021	0.03%	0.03%	0.11%	0.11%	0.58%	0.58%
March 31, 2021	0.01%	0.06%	0.19%	0.14%	0.61%	0.56%
December 31, 2020	0.08%	0.09%	0.15%	0.14%	0.83%	0.82%
September 30, 2020	0.09%	0.07%	0.16%	0.18%	1.02%	1.04%
June 30, 2020	0.08%	0.65%	0.52%	(0.05)%	1.29%	0.72%
March 31, 2020	0.65%	1.46%	1.46%	0.65%	2.09%	1.28%
Years Ended
December 31, 2022	1.94%	1.20%	(0.41)%	0.33%	(0.83)%	(0.09)%
December 31, 2021	0.04%	0.04%	0.11%	0.11%	0.50%	0.50%
December 31, 2020	0.22%	0.57%	0.56%	0.21%	1.29%	0.94%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2022, 2021 and 2020.

(in thousands)
	2022	2021	2020
Realized losses on sales of RMBS	$(133,695)	$(5,542)	$(24,986)
Unrealized (losses) gains on RMBS and U.S. Treasury Notes	(642,710)	(198,454)	25,761
Total (losses) gains on RMBS and U.S. Treasury Notes	(776,405)	(203,996)	775
Gains (losses) on interest rate futures	207,511	(856)	(13,044)
Gains (losses) on interest rate swaps	170,297	23,613	(66,212)
(Losses) gains on payer swaptions (short positions)	(81,050)	9,062	(3,070)
Gains (losses) on payer swaptions (long positions)	152,365	(2,580)	98
Gains on interest rate caps	919	-	-
Gains on interest rate floors	-	2,765	-
Gains (losses) on TBA securities (short positions)	4,494	3,432	(6,719)
Gains (losses) on TBA securities (long positions)	1,200	(8,559)	9,950
Losses on U.S. Treasury securities (short positions)	-	-	(95)
Total	$(320,669)	$(177,119)	$(78,317)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the years ended December 31, 2022, 2021 and 2020, the Company received proceeds of $2,759.9 million $2,851.7 million, and $4,200.5 million, respectively, from the sales of RMBS. Approximately $1.1 billion of the sales during the year ended December 31, 2020 occurred during the second half of March 2020 as we sold assets in order to maintain sufficient cash and liquidity and reduce risk associated with the market turmoil brought about by COVID-19.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, the spreads that Agency RMBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for RMBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on RMBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent RMBS are carried at a discount to par, unrealized gains or losses on RMBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2022, 2021 and 2020.

	5 Year	10 Year	15 Year	30 Year	90 Day
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Average
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.96%	6.70%	2.13%
June 30, 2022	3.00%	2.97%	4.83%	5.70%	0.70%
March 31, 2022	2.42%	2.33%	3.83%	4.67%	0.09%
December 31, 2021	1.26%	1.51%	2.33%	3.11%	0.05%
September 30, 2021	1.00%	1.53%	2.28%	3.01%	0.05%
June 30, 2021	0.87%	1.44%	2.34%	3.02%	0.02%
March 31, 2021	0.94%	1.75%	2.45%	3.17%	0.04%
December 31, 2020	0.36%	0.92%	2.17%	2.67%	0.09%
September 30, 2020	0.27%	0.68%	2.40%	2.90%	0.09%
June 30, 2020	0.29%	0.65%	2.59%	3.13%	0.05%
March 31, 2020	0.38%	0.70%	2.92%	3.50%	1.26%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Expenses

Total operating expenses were $20.7 million, $15.3 million and $10.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The table below provides a breakdown of operating expenses for the years ended December 31, 2022, 2021 and 2020.

(in thousands)
	2022	2021	2020
Management fees	$10,447	$8,156	$5,281
Overhead allocation	2,042	1,632	1,514
Incentive compensation	957	1,132	38
Directors fees and liability insurance	1,251	1,169	998
Audit, legal and other professional fees	1,143	1,112	1,045
Direct REIT operating expenses	4,091	1,475	1,057
Other administrative	778	575	611
Total expenses	$20,709	$15,251	$10,544

Direct REIT operating expenses were higher in the year ended December 31, 2022, as compared to the year ended December 31, 2021 primarily due to increased commissions and fees related to the Company’s interest rate derivative positions.

We are externally managed and advised by Bimini Advisors, LLC (the “Manager”) pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2024 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company. The Manager receives a monthly management fee in the amount of:

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2022, 2021 and 2020 and for the years ended December 31, 2022, 2021 and 2020.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2022	$3,370,608	$823,516	$2,566	$560	$3,126
September 30, 2022	3,571,037	839,935	2,616	522	3,138
June 30, 2022	4,260,727	866,539	2,631	519	3,150
March 31, 2022	5,545,844	853,577	2,634	441	3,075
December 31, 2021	6,056,259	806,382	2,587	443	3,030
September 30, 2021	5,136,331	672,384	2,156	390	2,546
June 30, 2021	4,504,887	542,679	1,792	395	2,187
March 31, 2021	4,032,716	456,687	1,621	404	2,025
December 31, 2020	3,633,631	387,503	1,384	442	1,826
September 30, 2020	3,422,564	368,588	1,252	377	1,629
June 30, 2020	3,126,779	361,093	1,268	348	1,616
March 31, 2020	3,269,859	376,673	1,377	347	1,724
Years Ended
December 31, 2022	$4,187,054	$845,892	$10,447	$2,042	$12,489
December 31, 2021	4,932,548	619,533	8,156	1,632	9,788
December 31, 2020	3,363,208	373,464	5,281	1,514	6,795

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2022, our RMBS portfolio consisted of $3,540.0 million of Agency RMBS at fair value and had a weighted average coupon on assets of 3.46%. During the year ended December 31, 2022, we received principal repayments of $440.1 million compared to $591.1 million for the year ended December 31, 2021. The average three month prepayment speeds for the quarters ended December 31, 2022 and 2021 were 5.0% and 11.4%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2022	4.9	6.0	5.0
September 30, 2022	6.1	10.4	6.5
June 30, 2022	8.3	13.7	9.4
March 31, 2022	8.1	19.5	10.7
December 31, 2021	9.0	24.6	11.4
September 30, 2021	9.8	25.1	12.4
June 30, 2021	10.9	29.9	12.9
March 31, 2021	9.9	40.3	12.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of December 31, 2022 and 2021:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2022
Fixed Rate RMBS	$3,519,906	99.4%	3.47%	339	1-Nov-52
Interest-Only Securities	19,669	0.6%	4.01%	234	25-Jul-48
Inverse Interest-Only Securities	427	0.0%	0.00%	286	15-Jun-42
Total Mortgage Assets	$3,540,002	100.0%	3.46%	336	1-Nov-52
December 31, 2021
Fixed Rate RMBS	$6,298,189	96.7%	2.93%	342	1-Dec-51
Interest-Only Securities	210,382	3.2%	3.40%	263	25-Jan-52
Inverse Interest-Only Securities	2,524	0.1%	3.75%	300	15-Jun-42
Total Mortgage Assets	$6,511,095	100.0%	3.03%	325	25-Jan-52

($ in thousands)
	December 31, 2022		December 31, 2021
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,320,960	65.6%	$4,719,349	72.5%
Freddie Mac	1,219,042	34.4%	1,791,746	27.5%
Total Portfolio	$3,540,002	100.0%	$6,511,095	100.0%

	December 31, 2022	December 31, 2021
Weighted Average Pass-through Purchase Price	$106.41	$107.19
Weighted Average Structured Purchase Price	$18.74	$15.21
Weighted Average Pass-through Current Price	$91.46	$105.31
Weighted Average Structured Current Price	$14.05	$14.08
Effective Duration (1)	5.58	3.39

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 5.58 indicates that an interest rate increase of 1.0% would be expected to cause a 5.58% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2022. An effective duration of 3.39 indicates that an interest rate increase of 1.0% would be expected to cause a 3.39% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2021. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2022 and 2021.

($ in thousands)
	2022			2021
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,004,526	$100.03	4.59%	$6,224,819	$106.68	1.63%
Structured RMBS	-	-	0.00%	205,906	13.61	3.88%

Borrowings

As of December 31, 2022, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 20 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2022, we had obligations outstanding under the repurchase agreements of approximately $3,378.4 million with a net weighted average borrowing cost of 4.44%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 173 days, with a weighted average remaining maturity of 27 days. Securing the repurchase agreement obligations as of December 31, 2022 are RMBS with an estimated fair value, including accrued interest, of approximately $3,524.1 million and a weighted average maturity of 344 months, and cash pledged to counterparties of approximately $13.3 million. Through March 3, 2023, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2022 with maturities extending to various dates through June 22, 2023.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2022 and 2021.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
December 31, 2022	$3,378,445	$3,414,950	$3,256,153	$122,292	3.76%
September 30, 2022	3,133,861	4,047,606	3,446,420	(312,559)	(9.07)%
June 30, 2022	3,758,980	4,464,544	4,111,544	(352,564)	(8.57)%
March 31, 2022	4,464,109	6,244,106	5,354,107	(889,998)	(16.62)%	(1)
December 31, 2021	6,244,106	6,419,689	5,728,988	515,118	8.99%
September 30, 2021	5,213,869	5,214,254	4,864,287	349,582	7.19%
June 30, 2021	4,514,704	4,517,953	4,348,192	166,512	3.83%
March 31, 2021	4,181,680	4,204,935	3,888,633	293,047	7.54%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the year ended December 31, 2022, haircuts on our pledged collateral remained stable and as of December 31, 2022, our weighted average haircut was approximately 4.5% of the value of our collateral.

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

Our TBAs are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC and by our Master Securities Forward Transaction Agreements ("MSFTAs"), which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA, which is subject to increase if the estimated fair value of our TBAs or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBAs and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing, we believe that we will have adequate sources of liquidity to meet such obligations.

We invest a portion of our capital in structured Agency RMBS. We generally do not apply leverage to this portion of our portfolio. The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repo market. This structured RMBS strategy has been a core element of the Company’s overall investment strategy since inception. However, we have and may continue to pledge a portion of our structured RMBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of December 31, 2022, we had cash and cash equivalents of $205.7 million. We generated cash flows of $589.9 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $4,042.1 million during the year ended December 31, 2022.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Stockholders’ Equity

On January 23, 2020, we entered into the January 2020 Equity Distribution Agreement with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 634,145 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately $19.4 million, after commissions and fees, prior to its termination in August 2020.

On August 4, 2020, we entered into the August 2020 Equity Distribution Agreement with four sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 5,498,730 shares under the August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately $150.0 million, and net proceeds of approximately $147.4 million, after commissions and fees, prior to its termination in June 2021.

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

On March 2, 2021, we entered into the March 2021 Underwriting Agreement with J.P. Morgan, relating to the offer and sale of 1,600,000 shares of our common stock. J.P. Morgan purchased the shares of our common stock from the Company pursuant to the March 2021 Underwriting Agreement at $27.25 per share. In addition, we granted J.P. Morgan a 30-day option to purchase up to an additional 240,000 shares of our common stock on the same terms and conditions, which J.P. Morgan exercised in full on March 3, 2021. The closing of the offering of 1,840.000 shares of our common stock occurred on March 5, 2021, with proceeds to us of approximately $50.0 million, net of offering expenses.

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

On October 29, 2021, we entered into the October 2021 Equity Distribution Agreement with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2022, we issued a total of 7,052,188 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $119.6 million, and net proceeds of approximately $117.6 million, after commissions and fees. Subsequent to December 31, 2022 and through March 3, 2023, we issued a total of 2,690,000 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $32.2 million, and net proceeds of approximately $31.7 million, after commissions and fees.

Outlook

Economic Summary

As 2022 ended, the markets' and the Fed's outlook for the economy, inflation and the path of monetary policy began to diverge.  The seeds for the divergence were planted as the third quarter of 2022 came to an end and the Fed had finally succeeded in convincing the market that they had much work to do in removing accommodation and that the process would take longer than the market had expected.  Public comments by Fed officials became uniformly hawkish – pointing to substantially more rate increases – and the incoming inflation data for July, August and September of 2022 was quite strong.  The combined effect of the data and the clear intentions of the Fed to aggressively fight to prevent inflation from spiraling out of control and becoming entrenched in consumer behavior dispelled any notion that the Fed would not succeed in their pursuit of their dual mandate – price stability and full employment.  In fact, the Fed was so successful at convincing the market it would aggressively remove accommodation and slow inflation that the market began to look beyond this step in the process and instead focus on the ramifications of such policy removal – namely a slowing of the economy.

The change of focus – or “pivot” – on the part of the market occurred in late October and early November of 2022, largely in response to inflation data.  The consumer price index ("CPI") for October and November of 2022, released in November and December of 2022, were much lower than previous months.  While such figures were revised higher in early February of 2023, at the time the market interpreted this development as evidence that inflation had peaked and was coming down quickly.  The market reaction reflected an assumption that the Fed would succeed in taming inflation quicker than the Fed was expecting and that the rate hikes envisioned by the Fed and reflected in their summary of economic projections would instead cause the economy to slow too much and that the Fed would have to lower rates beginning in late 2023.

The divergence in expectations emanated from service sector inflation expectation.  As the first quarter of 2023 began, it became clear goods inflation was dropping quickly.  This was a result of Covid-19 induced supply constraints abating and consumer demand shifting from goods to services.  The market expected that the real estate sector, always very sensitive to interest rates, was in decline and would no longer be a source of inflation outside of the lagged effects of rents, which was anticipated to ebb soon.  What remained was non-shelter related services inflation.  The Fed recognizes wage pressures are the primary source of inflation in this case.  Accordingly, measures of labor market tightness and wage inflation have become the Fed’s focus.  To the extent such measures remain elevated, Fed actions will likely continue to reflect their tightening bias.

Interest Rates

The Fed raised the Fed Funds target range twice during the fourth quarter of 2022 and the high end of the range was 4.50% at the end of the year – an increase of 125 basis points during the quarter.  The Fed raised the target by another 25 basis points in February 2023. Moreover, the market expects the Fed will continue to raise the target further in 2023, perhaps as much as 100 basis points including the February 2023 increase.  Importantly, the Fed, as evidenced by their own “dot plot”, a summary of committee members' expectations of the Fed Funds rate over their forecast period, anticipates the Fed Funds rate will peak at approximately 5.125% by mid-2023 and remain above 5% throughout the balance of 2023.  As the fourth quarter of 2022 ended, the market generally expected the target range would peak just under 5.00% and be under 4.5% by the end of 2023.  This is consistent with the discussion above. Yields on U.S. Treasury securities with maturities of one year or less increased substantially during the fourth quarter of 2022, with the shortest maturities increasing the most – reflective of the actual and anticipated increases in overnight funding levels driven by the Fed.  Such increases were as much as 134 basis points in the case of the one-month U.S. Treasury bill.

As the fourth quarter unfolded, with the market expecting the Fed to succeed in containing inflation and ultimately slowing the economy in the process, longer maturity interest rates were essentially unchanged during the fourth quarter.  During the month of October 2022, the hawkish rhetoric from the Fed and strong inflation data initially caused long-term rates to increase substantially from August 2022 levels near 2.6% to approximately 4.25% in late October 2022 in the case of the 10-year U.S. Treasury. However, longer-term rates slowly declined for much of the balance of the fourth quarter before a 40-basis point increase over the last two weeks of the year. The late December 2022 increase was triggered by additional hawkish comments by the Fed at their December meeting reinforced by similar language by the European Central Bank and illiquid holiday trading conditions.  For the fourth quarter of 2022, U.S. Treasury maturities beyond the 2-year point were largely unchanged.

The combination of the extreme upward movement in short maturity yields described above and the essentially unchanged yields for longer maturity U.S. Treasuries resulted in an extreme flattening of the yield curve to the point the curve became inverted.  This continued the trend that began in early July of 2022.  Over the course of the fourth quarter of 2022, the extent of the inversion increased substantially.  In the case of the spread between the 2-year and 10-year U.S. Treasuries the inversion reached 84 basis points in early December and 88 basis points in the case of the spread between the 10-year U.S. Treasury and the Fed Funds rate.  Historically such inversions signaled market expectations of a recession on the horizon, as was the case in late 2022.

The Agency RMBS Market

The Agency RMBS market returns for 2022 were negative – down 11.9%.  However, the sector posted positive returns for the fourth quarter of 2.1%, which was 110 bps higher than comparable duration swaps.  As described above, expectations for the economy and rates diverged between those of the Fed and the markets during the last two months of the fourth quarter of 2022.  During the fourth quarter, the markets' appetite for riskier assets improved in anticipation that the Fed was nearing the end of its tightening cycle and would be easing monetary conditions by the end of 2023. This led the higher risk sectors of the fixed income markets to outperform, as investment and non-investment grade corporates outperformed U.S. Treasuries, Agency RMBS and Agency debt by a considerable margin.

The performance of the Agency RMBS sector was not uniformly positive for the fourth quarter.  As described above, early in the quarter U.S. Treasury yields achieved their highest levels in many years in late October of 2022.  Agency RMBS spreads to comparable duration spreads also reached their widest levels since the great financial crisis, easily surpassing the levels observed in March of 2020.  As market sentiment turned mid-quarter and risk appetite improved the attractive levels of Agency RMBS, like most other asset classes, were viewed as very attractive.  The sector’s performance was driven to a large extent by the extremes reached in late October and has continued into early 2023.  However, the spreads available in the sector remain wider than those observed prior to the onset of the pandemic in early 2020.  The absence of the largest of the traditional buyers of the asset class – banks, and since March of 2020, the Fed, may result in the sector recovering slowly towards pre-pandemic levels, if it can do so at all.

Within the Agency RMBS sector, 30-year fixed rate coupons slightly outperformed 15-year and Ginnie Mae fixed rate securities, both in absolute and relative terms.  Within the 30-year fixed rate sector lower/discount coupon securities generated the best relative/excess returns to comparable duration U.S. Treasuries and swaps.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S Treasuries and $35 billion of Agency RMBS per month.

On January 29, 2021, the Center for Disease Control and Prevention issued guidance extending eviction moratoriums for covered persons put in place by the CARES Act through March 31, 2021. The FHFA subsequently extended the foreclosure moratorium for loans backed by the Enterprises and the eviction moratorium for real estate owned by the Enterprises until July 31, 2021 and September 30, 2021, respectively. The U.S. Housing and Urban Development Department subsequently extended the FHA foreclosure and eviction moratoria to July 31, 2021, and September 30, 2021, respectively.  Despite the expirations of these foreclosure moratoria, a final rule adopted by the CFPB on June 28, 2021, effectively prohibited servicers from initiating a foreclosure before January 1, 2022, in most instances. Foreclosure activity has risen since the end of the moratorium, with foreclosure starts in 2022 up 169% from 2021, but remaining 26% lower than pre-pandemic levels in 2019 and 88% lower than the peak in 2009.

On September 30, 2019, the FHFA announced that the Enterprises were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market. On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities.

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

On July 28, 2022, the Fed published a proposed rule to implement the LIBOR Act, which was adopted on December 16, 2022.  The final rule, which went into effect on February 27, 2023, sets benchmark SOFR rates to replace overnight, one-month, three-month, six-month and 12-month LIBOR contracts and provides mechanisms for converting most existing LIBOR contracts, including Agency RMBS, to SOFR no later than June 30, 2023.

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

If prepayment rates are relatively low (due, in part, to the refinancing problems described above), lower long-term interest rates can increase the value of our Agency RMBS. This is because investors typically place a premium on assets with coupon/yields that are higher than coupon/yields available in the market. To the extent such securities pre-pay slower than would otherwise be the case, we benefit from an above market coupon/yield for longer, enhancing the return from the security. Although lower long-term interest rates may increase asset values in our portfolio, we may not be able to invest new funds in similarly yielding assets.

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

Higher long-term rates can also affect the value of our Agency RMBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency RMBS declines.  Some of the instruments we use to hedge our Agency RMBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency RMBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency RMBS.

As described above, the Agency RMBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency RMBS market, but ended these purchases in March 2022 and announced plans to reduce its balance sheet. The Fed’s planned reduction of its balance sheet could negatively impact our investment portfolio. Further, the moratoriums on foreclosures and evictions described above will likely delay potential defaults on loans that would otherwise be bought out of Agency RMBS pools as described above.  Depending on the ultimate resolution of the foreclosure or evictions, when and if it occurs, these loans may be removed from the pool into which they were securitized. If this were to occur, it would have the effect of delaying a prepayment on our securities until such time. To the extent our Agency RMBS assets were acquired at a premium to par, this will tend to increase the realized yield on the asset in question. To the extent they were acquired at a discount, this will tend to decrease the realized yield on the asset in question.

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

Summary

During the fourth quarter of 2022 the trends in incoming economic data began to change, indicating the actions of the Fed to remove accommodation and slow demand were starting to take hold.  The most interest rate sensitive sectors of the economy, mainly housing and housing related, were slowing precipitously.  Demand and consumption for goods – reflected in sales and production data – were clearly slowing.  Even inflation data, as evidenced by the CPI and Personal Consumption Expenditures data, slowed during the quarter as well - although such data was subsequently revised higher in early February of 2023. The one big exception was the labor market and wages, which were still tight in the case of the labor market and increasing in the case of wages.  To central bankers, and in particular the Fed, this was problematic.  As consumers migrated their consumption from goods to services as the effects of the pandemic wore off, service inflation remained elevated due to persistent worker shortages and the resulting wage pressures as employers struggled to fill positions. The Fed identified non-shelter related services inflation as the focus of their efforts to contain inflation and inflation expectations.  In their efforts to rein in service-related inflation, the Fed has continued to raise the Fed Funds rate and plans to continue doing so into 2023.  In fact, the Fed raised the Fed Funds rate at their February 2023 meeting and indicated additional hikes were likely while simultaneously stating their intention to hold rates at what they deem to be restrictive territory into 2024.

The financial markets were reluctant to accept that the Fed would be so aggressive in their tightening until late in the third quarter of 2022 when the Fed appeared to finally convince the markets of the extent and timing of the tightening plans.  The market reacted swiftly as interest rates increased rapidly from August through late October 2022. Short maturity rates increased the most, in anticipation of the Fed raising Fed Funds as high as 5.0% in 2023.  However, the market view, as expressed in interest rates, futures and the shape of the U.S. Treasury yield curve, differed from the view of the Fed during the last two months of 2022 and early 2023.  Market pricing at the end of 2022 indicated a belief that the Fed would succeed in reining in inflation sooner than the Fed did, and that in so doing it would ultimately slow the economy so much that the Fed would have to pivot and move to lower rates by the end of 2023. The result of this view was a deeply inverted U.S. Treasury yield curve, with short term rates of maturities of two-years or less far in excess of longer maturity U.S. Treasuries.

The Agency RMBS market returns for 2022 were -11.9%.  However, the sector returned 2.1% for the fourth quarter of 2022.  The turning point coincided with the markets pivot towards believing the Fed tightening cycle was nearing its end and that the economy would slow in 2023.  In late October 2022, spreads on Agency RMBS reached levels not seen since the 2007 financial crisis.  However, as market sentiment turned in November and December of 2022 these spread levels appeared quite attractive.  This was also true of most risk assets.  As a result, the sector performed very well over the balance of the fourth quarter of 2022, and this has continued into early 2023, which has resulted in an increase in the valuation of our assets. In the case of even riskier asset classes the performance has been even better. As the first quarter of 2023 unfolds, the Agency RMBS sector is still trading at spread levels well above levels observed prior to the COVID-19 pandemic.  However, the absence of two of the largest buyers of the sector, banks and, since the onset of the pandemic, the Fed may result in the sector recovering more slowly towards pre-pandemic levels, if such levels are even obtained at all.  The risk to the sector would be a re-acceleration of inflation and the need for the Fed to tighten monetary policy even further.  Data released in February of 2023 heightens this concern. Absent such a development, we expect the sector to perform well from a price perspective while net interest spreads are expected to remain depressed unless the Fed reduces funding levels.

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

Capital Expenditures

At December 31, 2022, we had no material commitments for capital expenditures.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023 YTD(1)	0.320	12,540
Totals	$64.970	$540,010

(1)

On January 11, 2023, the Company declared a dividend of $0.16 per share that was paid on February 24, 2023. On February 15, 2023, the Company declared a dividend of $0.16 per share to be paid on March 29, 2023.  The effects of these dividends are included in the table above but are not reflected in the Company’s financial statements as of December 31, 2022.

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

The duration of our IO and IIO portfolios will vary greatly depending on the structural features of the securities. While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IOs may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the durations of IIOs similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month SOFR) causes their price movements, and model duration, to be affected by changes in both prepayments and one month SOFR, both current and anticipated levels. As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2022 and December 31, 2021, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not at all uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2022 and 2021.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2022
-200 Basis Points	0.52%	4.18%
-100 Basis Points	0.61%	4.92%
-50 Basis Points	0.40%	3.25%
+50 Basis Points	(0.43)%	(3.47)%
+100 Basis Points	(1.04)%	(8.38)%
+200 Basis Points	(2.51)%	(20.27)%
As of December 31, 2021
-200 Basis Points	(2.01)%	(17.00)%
-100 Basis Points	(0.33)%	(2.76)%
-50 Basis Points	0.19%	1.59%
+50 Basis Points	(0.48)%	(4.04)%
+100 Basis Points	(1.64)%	(13.91)%
+200 Basis Points	(4.79)%	(40.64)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2022, we had unrestricted cash and cash equivalents of $205.7 million and unpledged securities of approximately $27.4 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 3, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments in Mortgage-Backed Securities

As described in Notes 1 and 12 to the financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $3.5 billion at December 31, 2022. The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including observing the most recent market for like or identical assets (including security coupon rate, maturity, yield, prepayment speed), market credit spreads, and model driven approaches.

We identified the valuation of mortgage-backed securities as a critical audit matter.  The principal considerations for our determination are: (i) the potential for bias in how the Company subjectively selects the price from multiple pricing sources to determine the fair value of the mortgage-backed securities and (ii) the audit effort involved, including the involvement of valuation professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design, implementation, and operating effectiveness of controls relating to the valuation of mortgaged-backed securities, including controls over the Company’s process to select the price from multiple pricing sources.

●

Reviewing the range of values used for each investment position, and assessing the price selected for potential bias by comparing the price to the high, low and average of the range of pricing sources.

●	Utilizing personnel with specialized knowledge and skill in valuation to develop an independent estimate of the fair value of each investment position by:
o	considering the stated security coupon rate, maturity, yield, and prepayment speeds, and comparing to the fair value used by the Company;
o	comparing the Company’s fair value estimate of certain securities to recent available market transactions.

/s/ BDO USA, LLP

Certified Public Accountants

We have served as the Company's auditor since 2011.

West Palm Beach, Florida

March 3, 2023

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $3,512,640 and $6,506,372, respectively)	$3,540,002	$6,511,095
U.S. Treasury Notes, at fair value (includes pledged assets of $36,382 and $29,740, respectively)	36,382	37,175
Cash and cash equivalents	205,651	385,143
Restricted cash	31,568	65,299
Accrued interest receivable	11,519	18,859
Derivative assets	40,172	50,786
Other assets	442	320
Total Assets	$3,865,736	$7,068,677

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,378,445	$6,244,106
Dividends payable	5,908	11,530
Derivative liabilities	7,161	7,589
Accrued interest payable	9,209	788
Due to affiliates	1,131	1,062
Other liabilities	25,119	35,505
Total Liabilities	3,426,973	6,300,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 36,764,983 shares issued and outstanding as of December 31, 2022 and 35,398,610 shares issued and outstanding as of December 31, 2021	368	354
Additional paid-in capital	779,602	850,497
Accumulated deficit	(341,207)	(82,754)
Total Stockholders' Equity	438,763	768,097
Total Liabilities and Stockholders' Equity	$3,865,736	$7,068,677

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2022, 2021 and 2020
($ in thousands, except per share data)

	2022	2021	2020
Interest income	$144,633	$134,700	$116,045
Interest expense	(61,708)	(7,090)	(25,056)
Net interest income	82,925	127,610	90,989
Realized losses on mortgage-backed securities	(133,695)	(5,542)	(24,986)
Unrealized (losses) gains on mortgage-backed securities and U.S. Treasury Notes	(642,710)	(198,454)	25,761
Gains (losses) on derivative instruments	455,736	26,877	(79,092)
Net portfolio (loss) income	(237,744)	(49,509)	12,672

Expenses:
Management fees	10,447	8,156	5,281
Allocated overhead	2,042	1,632	1,514
Incentive compensation	957	1,132	38
Directors' fees and liability insurance	1,251	1,169	998
Audit, legal and other professional fees	1,143	1,112	1,045
Direct REIT operating expenses	4,091	1,475	1,057
Other administrative	778	575	611
Total expenses	20,709	15,251	10,544

Net (loss) income	$(258,453)	$(64,760)	$2,128

Basic and diluted net (loss) income per share	$(6.90)	$(2.67)	$0.16

Weighted Average Shares Outstanding	37,464,671	24,228,865	13,442,163

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balances, January 1, 2020	12,612	$126	$415,503	$(20,122)	$395,507
Net income	-	-	-	2,128	2,128
Cash dividends declared	-	-	(53,570)	-	(53,570)
Issuance of common stock pursuant to public offerings, net	2,605	26	71,024	-	71,050
Stock based awards and amortization	2	-	244	-	244
Shares repurchased and retired	(4)	-	(68)	-	(68)
Balances, December 31, 2020	15,215	152	433,133	(17,994)	415,291
Net loss	-	-	-	(64,760)	(64,760)
Cash dividends declared	-	-	(97,601)	-	(97,601)
Issuance of common stock pursuant to public offerings, net	20,166	202	513,857	-	514,059
Stock based awards and amortization	18	-	1,108	-	1,108
Balances, December 31, 2021	35,399	354	850,497	(82,754)	768,097
Net loss	-	-	-	(258,453)	(258,453)
Cash dividends declared	-	-	(87,906)	-	(87,906)
Issuance of common stock pursuant to public offerings, net	3,885	38	40,542	-	40,580
Stock based awards and amortization	30	-	1,055	-	1,055
Shares repurchased and retired	(2,549)	(24)	(24,586)	-	(24,610)
Balances, December 31, 2022	36,765	$368	$779,602	$(341,207)	$438,763

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
($ in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(258,453)	$(64,760)	$2,128
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	685	772	244
Realized losses on mortgage-backed securities	133,695	5,542	24,986
Unrealized losses (gains) on mortgage-backed securities and U.S. Treasury Notes	642,710	198,454	(25,761)
Realized and unrealized (gains) losses on derivative instruments	(245,421)	(35,350)	58,891
Changes in operating assets and liabilities:
Accrued interest receivable	7,340	(9,138)	2,683
Other assets	(128)	196	(446)
Accrued interest payable	8,421	(369)	(9,944)
Other liabilities	454	663	2,583
Due to affiliates	69	430	10
NET CASH PROVIDED BY OPERATING ACTIVITIES	289,372	96,440	55,374

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,004,526)	(6,430,725)	(4,859,434)
Sales	2,759,919	2,851,708	4,200,536
Principal repayments	440,094	591,086	523,699
Purchases of U.S. Treasury Notes	-	(37,440)	-
Net proceeds from reverse repurchase agreements	-	-	30
Net proceeds from (payments on) derivative instruments	245,335	8,571	(64,171)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,440,822	(3,016,800)	(199,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	40,040,024	35,950,241	33,140,625
Principal payments on repurchase agreements	(42,905,685)	(33,301,721)	(32,993,145)
Cash dividends	(93,494)	(90,984)	(53,645)
Proceeds from issuance of common stock, net of issuance costs	40,580	514,059	71,050
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(24,842)	(299)	(68)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,943,417)	3,071,296	164,817

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(213,223)	150,936	20,851
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	450,442	299,506	278,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$237,219	$450,442	$299,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$53,288	$7,458	$35,000

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Orchid Island Capital, Inc. (“Orchid” or the “Company”), was incorporated in Maryland on August 17, 2010 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“RMBS”). From incorporation to the completion of Orchid's initial public offering of its common stock on February 20, 2013 Orchid was a wholly owned subsidiary of Bimini Capital Management, Inc. (“Bimini”). Orchid began operations on November 24, 2010 (the date of commencement of operations). From incorporation through November 24, 2010, Orchid’s only activity was the issuance of common stock to Bimini.

On January 23, 2020, Orchid entered into an equity distribution agreement (the “January 2020 Equity Distribution Agreement”) with three sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $200,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. The Company issued a total of 634,145 shares under the January 2020 Equity Distribution Agreement for aggregate gross proceeds of $19.8 million, and net proceeds of approximately $19.4 million, after commissions and fees, prior to its termination in August 2020.

On August 4, 2020, Orchid entered into an equity distribution agreement (the “August 2020 Equity Distribution Agreement”) with four sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $150,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. The Company issued a total of 5,498,730 shares under the August 2020 Equity Distribution Agreement for aggregate gross proceeds of approximately $150.0 million, and net proceeds of approximately $147.4 million, after commissions and fees, prior to its termination in June 2021.

On January 20, 2021, Orchid entered into an underwriting agreement (the “January 2021 Underwriting Agreement”) with J.P. Morgan Securities LLC (“J.P. Morgan”), relating to the offer and sale of 1,520,000 shares of the Company’s common stock. J.P. Morgan purchased the shares of the Company’s common stock from the Company pursuant to the January 2021 Underwriting Agreement at $26.00 per share. In addition, the Company granted J.P. Morgan a 30-day option to purchase up to an additional 228,000 shares of the Company’s common stock on the same terms and conditions, which J.P. Morgan exercised in full on January 21, 2021. The closing of the offering of 1,748,000 shares of the Company’s common stock occurred on January 25, 2021, with proceeds to the Company of approximately $45.2 million, after deduction of underwriting discounts and commissions and other estimated offering expenses.

On March 2, 2021, Orchid entered into an underwriting agreement (the “March 2021 Underwriting Agreement”) with J.P. Morgan, relating to the offer and sale of 1,600,000 shares of the Company’s common stock. J.P. Morgan purchased the shares of the Company’s common stock from the Company pursuant to the March 2021 Underwriting Agreement at $27.25 per share. In addition, the Company granted J.P. Morgan a 30-day option to purchase up to an additional 240,000 shares of the Company’s common stock on the same terms and conditions, which J.P. Morgan exercised in full on March 3, 2021. The closing of the offering of 1,840,000 shares of the Company’s common stock occurred on March 5, 2021, with proceeds to the Company of approximately $50.0 million, after deduction of underwriting discounts and commissions and other estimated offering expenses.

On June 22, 2021, Orchid entered into an equity distribution agreement (the “June 2021 Equity Distribution Agreement”) with four sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. The Company issued a total of 9,881,467 shares under the June 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million, and net proceeds of approximately $246.0 million, after commissions and fees, prior to its termination in October 2021.

On October 29, 2021, Orchid entered into an equity distribution agreement (the “October 2021 Equity Distribution Agreement”) with four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2022, the Company issued a total of 7,052,188 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $119.6 million, and net proceeds of approximately $117.6 million, after commissions and fees. Subsequent to  December 31, 2022 and through  March 3, 2023, the Company issued a total of 2,690,000 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $32.2 million, and net proceeds of approximately $31.7 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of December 31, 2022.

Common Stock Reverse Split

On August 30, 2022, the Company effected a 1-for-5 reverse stock split of its common stock and proportionately decreased the number of authorized shares of common stock.  All share, per share, deferred stock unit ("DSU") and performance unit ("PU") information has been retroactively adjusted to reflect the reverse split. The shares of common stock retain a par value of $0.01 per share.

Variable Interest Entities (VIEs)

The Company obtains interests in VIEs through its investments in mortgage-backed securities. The Company's interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future. As a result, the Company does not consolidate these VIEs and accounts for these interests in these VIEs as mortgage-backed securities. See Note 2 for additional information regarding the Company's investments in mortgage-backed securities. The maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities.

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

(in thousands)
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$205,651	$385,143
Restricted cash	31,568	65,299
Total cash, cash equivalents and restricted cash	$237,219	$450,442

The Company maintains cash balances at three banks, a government securities backed overnight sweep fund, and excess margin on account with two exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty. The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities and U.S. Treasury Notes

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS and IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes, primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and U.S. Treasury Notes under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of the Company's operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT RMBS and U.S. Treasury Notes is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of RMBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying statements of operations. Realized gains and losses on sales of RMBS and U.S. Treasury Notes, using the specific identification method, are reported as a separate component of net portfolio income on the statement of operations.

Derivative Financial Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), federal funds ("Fed Funds") and Eurodollar futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”) and TBA securities transactions, but the Company may enter into other derivative and other hedging instruments in the future.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as Level 2 assets under the fair value hierarchy as of December 31, 2022 and  December 31, 2021 due to the short-term nature of these financial instruments.

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

Reverse Repurchase Agreements and Obligations to Return Securities Borrowed under Reverse Repurchase Agreements

The Company borrows securities to cover short sales of U.S. Treasury securities through reverse repo transactions under our master repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. The securities received as collateral in connection with our reverse repurchase agreements mitigate our credit risk exposure to counterparties. Our reverse repurchase agreements typically have maturities of 30 days or less.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848)," deferring the sunset date provided in ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848). ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The guidance in ASU 2021-01 is effective immediately and available generally through December 31, 2024, as reference rate reform activities occur. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY NOTES

The following table presents the Company’s RMBS portfolio as of December 31, 2022 and December 31, 2021:

(in thousands)
	December 31, 2022	December 31, 2021
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$3,519,906	$6,298,189
Total Pass-Through Certificates	3,519,906	6,298,189
Structured RMBS Certificates:
Interest-Only Securities	19,669	210,382
Inverse Interest-Only Securities	427	2,524
Total Structured RMBS Certificates	20,096	212,906
Total	$3,540,002	$6,511,095

As of December 31, 2022 and 2021, the Company held U.S. Treasury Notes with a fair value of approximately $36.4 million and $37.2 million, primarily to satisfy collateral requirements of one of its derivative counterparties.

The following table is a summary of the Company's net loss from the sale of mortgage-backed securities for the years ended December 31, 2022, 2021 and 2020.

(in thousands)
	2022	2021	2020
Proceeds from sales of RMBS	$2,759,919	$2,851,708	$4,200,536
Carrying value of RMBS sold	(2,893,614)	(2,857,250)	(4,225,522)
Net loss on sales of RMBS	$(133,695)	$(5,542)	$(24,986)

Gross gain on sales of RMBS	$2,705	$7,930	$8,678
Gross loss on sales of RMBS	(136,400)	(13,472)	(33,664)
Net loss on sales of RMBS	$(133,695)	$(5,542)	$(24,986)

NOTE 3. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2022, the Company had met all margin call requirements.

As of December 31, 2022 and 2021, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2022
Fair market value of securities pledged, including accrued interest receivable	$-	$2,496,769	$884,632	$142,658	$3,524,059
Repurchase agreement liabilities associated with these securities	$-	$2,404,329	$837,299	$136,817	$3,378,445
Net weighted average borrowing rate	-	4.43%	4.51%	4.15%	4.44%
December 31, 2021
Fair market value of securities pledged, including accrued interest receivable	$-	$4,624,396	$1,848,080	$52,699	$6,525,175
Repurchase agreement liabilities associated with these securities	$-	$4,403,182	$1,789,327	$51,597	$6,244,106
Net weighted average borrowing rate	-	0.15%	0.13%	0.15%	0.15%

Included in the table above are repurchase agreements with outstanding principal balances of approximately $190.3 million as of  December 31, 2022, with interest rates indexed to the Secured Overnight Financing Rate ("SOFR") that reprice daily.

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $13.3 million and $57.3 million as of December 31, 2022 and 2021, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2022, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $149.8 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at December 31, 2022 and 2021.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company's derivative and other hedging instruments assets and liabilities as of December 31, 2022 and 2021.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Interest rate swaps	Derivative assets, at fair value	$4,983	$29,293
Payer swaptions (long positions)	Derivative assets, at fair value	33,398	21,493
Interest rate caps	Derivative assets, at fair value	1,119	-
TBA securities	Derivative assets, at fair value	672	-
Total derivative assets, at fair value		$40,172	$50,786

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$-	$2,862
Payer swaptions (short positions)	Derivative liabilities, at fair value	5,982	4,423
TBA securities	Derivative liabilities, at fair value	1,179	304
Total derivative liabilities, at fair value		$7,161	$7,589

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$16,493	$8,035
TBA securities	Restricted cash	1,734	-
TBA securities	Other liabilities	(532)	(856)
Interest rate swaption contracts	Other liabilities	(12,489)	(6,350)
Interest rate swap contracts	Other liabilities	-	-
Total margin balances on derivative contracts		$5,206	$829

Eurodollar, Fed Funds and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note futures positions at December 31, 2022 and 2021.

($ in thousands)
	December 31, 2022
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2023 5-year T-Note futures (Mar 2023 - Mar 2028 Hedge Period)	$750,500	4.20%	4.22%	$(100)
March 2023 10-year Ultra futures (Mar 2023 - Mar 2033 Hedge Period)	$174,500	3.66%	3.79%	$965

($ in thousands)
	December 31, 2021
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Position)(2)
March 2022 5-year T-Note futures (Mar 2022 - Mar 2027 Hedge Period)	$369,000	1.56%	1.62%	$1,013
March 2022 10-year Ultra futures (Mar 2022 - Mar 2032 Hedge Period)	$220,000	1.22%	1.09%	$(3,861)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $107.93 at December 31, 2022 and $120.98 at December 31, 2021. The contract values of the short positions were $810.0 million and $446.4 million at December 31, 2022 and 2021, respectively. 10-Year Ultra futures contracts were valued at price of $118.28 at December 31, 2022 and $146.44 at December 31, 2021.  The contract value of the short positions was $206.4 million and $322.2 million at December 31, 2022 and 2021, respectively.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as the London Interbank Offered Rate ("LIBOR") and the Secured Overnight Financing Rate ("SOFR). The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post collateral on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at December 31, 2022 and 2021.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
December 31, 2022
Expiration > 3 to ≤ 5 years	$500,000	0.84%	4.75%	3.7
Expiration > 5 years	$900,000	1.70%	4.23%	6.6
	$1,400,000	1.39%	4.41%	5.6
December 31, 2021
Expiration > 3 to ≤ 5 years	$955,000	0.64%	0.16%	4.0
Expiration > 5 years	$400,000	1.16%	0.21%	7.3
	$1,355,000	0.79%	0.18%	5.0

Our interest rate swaps are centrally cleared through a two registered commodities exchanges, Chicago Mercantile Exchange ("CME") and the London Clearing House (“LCH”). The clearing exchanges requires that we post an "initial margin" amount determined by the exchanges. The initial margin amount is intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement and is subject to adjustment based on changes in market volatility and other factors. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchanges.

The table below presents information related to the Company's interest rate cap positions at  December 31, 2022. The Company had no interest rate cap positions in place at December 31, 2021.

($ in thousands)
Net
			Strike		Estimated
	Notional		Swap	Curve	Fair
Expiration	Amount	Cost	Rate	Spread	Value
February 8, 2024	$200,000	$1,450	0.09%	2Y10Y	$1,119

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2022 and 2021.

($ in thousands)
	Option			Underlying Swap
			Weighted			Average	Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
December 31, 2022
Payer Swaptions (long positions)
≤ 1 year	$36,685	$21,253	9.6	1,250,000	4.09%	3 Month	10.0
> 10 years	$11,021	$12,145	239.5	120,000	2.05%	3 Month	10.0
	$47,706	$33,398	29.8	$1,370,000	3.91%	3 Month	10.0
Payer Swaptions (short positions)
≤ 1 year	$(17,800)	$(5,982)	3.6	$(917,000)	4.09%	3 Month	10.0
December 31, 2021
Payer Swaptions (long positions)
≤ 1 year	$4,000	$1,575	3.2	400,000	1.66%	3 Month	5.0
> 1 year ≤ 2 years	32,690	19,918	18.4	1,258,500	2.46%	3 Month	14.1
	$36,690	$21,493	14.7	$1,658,500	2.27%	3 Month	11.9
Payer Swaptions (short positions)
≤ 1 year	$(16,185)	$(4,423)	5.3	$(1,331,500)	2.29%	3 Month	11.4

The following table summarizes the Company's contracts to purchase and sell TBA securities as of December 31, 2022 and 2021.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2022
30-Year TBA securities:
2.0%	$(175,000)	$(142,268)	$(143,145)	$(877)
3.0%	(500,000)	(440,644)	(440,274)	370
Total	$(675,000)	$(582,912)	$(583,419)	$(507)
December 31, 2021
30-Year TBA securities:
3.0%	$(575,000)	$(595,630)	$(595,934)	$(304)
Total	$(575,000)	$(595,630)	$(595,934)	$(304)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the years ended December 31, 2022, 2021 and 2020.

(in thousands)
	2022	2021	2020
U.S. Treasury Note futures contracts (short position)	$207,511	$(846)	$(4,707)
Eurodollar futures contracts (short positions)	-	(10)	(8,337)
Interest rate swaps	170,297	23,613	(66,212)
Payer swaptions (long positions)	152,365	(2,580)	98
Payer swaptions (short positions)	(81,050)	9,062	(3,070)
Interest rate caps	919	-	-
Interest rate floors	-	2,765	-
TBA securities (short positions)	4,494	3,432	(6,719)
TBA securities (long positions)	1,200	(8,559)	9,950
U.S. Treasury securities (short positions)	-	-	(95)
Total	$455,736	$26,877	$(79,092)

Credit Risk-Related Contingent Features

The use of derivatives and other hedging instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk by limiting its counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required to pledge assets as collateral for its derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, the Company  may not receive payments provided for under the terms of its derivative agreements, and may have difficulty obtaining its assets pledged as collateral for its derivatives. The cash and cash equivalents pledged as collateral for the Company's derivative instruments are included in restricted cash on its balance sheets.

It is the Company's policy not to offset assets and liabilities associated with open derivative contracts. However, CME, Intercontinental Exchange ("ICE"), and LCH rules characterize variation margin transfers as settlement payments, as opposed to adjustments to collateral. As a result, derivative assets and liabilities associated with centrally cleared derivatives for which the CME, ICE, or LCH serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company's assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2022 and 2021.

(in thousands)
	December 31, 2022			December 31, 2021
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,492,544	$-	$3,492,544	$6,294,102	$-	$6,294,102
Structured RMBS - fair value	20,096	-	20,096	212,270	-	212,270
U.S. Treasury Notes	-	36,382	36,382	-	29,740	29,740
Accrued interest on pledged securities	11,419	16	11,435	18,804	13	18,817
Restricted cash	13,341	18,227	31,568	57,264	8,035	65,299
Total	$3,537,400	$54,625	$3,592,025	$6,582,440	$37,788	$6,620,228

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of December 31, 2022 and 2021.

(in thousands)
	December 31, 2022			December 31, 2021
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$3,075	$13,021	$16,096	$4,339	$7,206	$11,545
U.S. Treasury securities - fair value	197	-	197	-	-	-
Total	$3,272	$13,021	$16,293	$4,339	$7,206	$11,545

U.S. Treasury securities received as margin under the Company's repurchase agreements are not recorded in the balance sheets because the counterparty retains ownership of the security. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the balance sheets.

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivative agreements and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis in the case of repurchase agreements and for certain derivative agreements. For derivative assets and liabilities associated with centrally cleared derivatives for which LCH serves as the central clearing party variation margin transfer amounts are considered adjustments to collateral. In such cases the market exposure is not reset or extinguished by the transfer of collateral.  Such variation margin is recorded on a gross basis and separate from the fair value of the derivative asset or liability. However, CME and ICE rules characterize variation margin transfers as settlement payments, as opposed to adjustments to collateral. As a result, derivative assets and liabilities associated with centrally cleared derivatives for which the CME or ICE serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2022 and 2021.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2022
Interest rate swaps	$4,983	$-	$4,983	$-	$-	$4,983
Interest rate swaptions	33,398	-	33,398	-	(12,489)	20,909
Interest rate caps	1,119	-	1,119	-	-	1,119
TBA securities	672	-	672	-	(532)	140
	$40,172	$-	$40,172	$-	$(13,021)	$27,151
December 31, 2021
Interest rate swaps	$29,293	$-	$29,293	$-	$-	$29,293
Interest rate swaptions	21,493	-	21,493	-	(6,350)	15,143
TBA securities	-	-	-	-	-	-
	$50,786	$-	$50,786	$-	$(6,350)	$44,436

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2022
Repurchase Agreements	$3,378,445	$-	$3,378,445	$(3,365,104)	$(13,341)	$-
Interest rate swaps	-	-	-	-	-	-
Interest rate swaptions	5,982	-	5,982	-	-	5,982
TBA securities	1,179	-	1,179	-	(1,179)	-
	$3,385,606	$-	$3,385,606	$(3,365,104)	$(14,520)	$5,982
December 31, 2021
Repurchase Agreements	$6,244,106	$-	$6,244,106	$(6,186,842)	$(57,264)	$-
Interest rate swaps	2,862	-	2,862	(2,862)	-	-
Interest rate swaptions	4,423	-	4,423	-	-	4,423
TBA securities	304	-	304	-	-	304
	$6,251,695	$-	$6,251,695	$(6,189,704)	$(57,264)	$4,727

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

NOTE 7. CAPITAL STOCK

Reverse Stock Split

On August 30, 2022, the Company effected a 1-for-5 reverse stock split of its common stock and proportionately decreased the number of authorized shares of common stock.  All share, per share, DSU and PU information has been retroactively adjusted to reflect the reverse split.  The shares of common stock retain a par value of $0.01 per share.

Common Stock Issuances

During 2022 and 2021, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2022
At the Market Offering Program(3)	First Quarter	$-	-	$-
At the Market Offering Program(3)	Second Quarter	-	-	-
At the Market Offering Program(3)	Third Quarter	-	-	-
At the Market Offering Program(3)	Fourth Quarter	10.45	3,885,048	40,580
			3,885,048	$40,580
2021
At the Market Offering Program(3)	First Quarter	$25.50	61,610	$1,572
Follow-on Offerings	First Quarter	26.55	3,588,000	95,336
At the Market Offering Program(3)	Second Quarter	27.00	4,617,418	124,746
At the Market Offering Program(3)	Third Quarter	24.70	7,163,668	177,007
At the Market Offering Program(3)	Fourth Quarter	24.34	4,734,940	115,398
			20,165,635	$514,059

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)

As of December 31, 2022, the Company had entered into ten equity distribution agreements, nine of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 904,564 shares of the Company's common stock. Coupled with the 156,751 shares remaining from the original 400,000 share authorization, the increased authorization brought the total authorization to 1,061,316 shares, representing 10% of the then outstanding share count.

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

From the inception of the stock repurchase program through December 31, 2022, the Company repurchased a total of 3,675,572 shares at an aggregate cost of approximately $64.8 million, including commissions and fees, for a weighted average price of $17.63 per share. During the year ended December 31, 2022, the Company repurchased a total of 2,538,470 shares at an aggregate cost of approximately $24.5 million, including commissions and fees, for a weighted average price of $9.63 per share. No shares were repurchased during the year ended December 31, 2021. Subsequent to  December 31, 2022, and through  March 3, 2023, the Company repurchased a total of 373,041 shares at an aggregate cost of approximately $4.0 million, including commissions and fees, for a weighted average price of $10.62 per share. The remaining authorization under the stock repurchase program as of  March 3, 2023 was 4,928,350 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023 YTD(1)	0.320	12,540
Totals	$64.970	$540,010

(1)

On January 11, 2023, the Company declared a dividend of $0.16 per share that was paid on February 24, 2023. On February 15, 2023, the Company declared a dividend of $0.16 per share to be paid on March 29, 2023. The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December 31, 2022.

NOTE 8. STOCK INCENTIVE PLAN

In 2021, the Company’s Board of Directors adopted, and the stockholders approved, the Orchid Island Capital, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”) to replace the Orchid Island Capital, Inc. 2012 Equity Incentive Plan (the “2012 Incentive Plan” and together with the 2021 Incentive Plan, the “Incentive Plans”). The 2021 Incentive Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards. The 2021 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors except that the Company’s full Board of Directors will administer awards made to directors who are not employees of the Company or its affiliates. The 2021 Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of the Company's common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 1,473,324 shares of the Company’s common stock that may be issued under the 2021 Incentive Plan. The 2021 Incentive Plan replaces the 2012 Incentive Plan, and no further grants will be made under the 2012 Incentive Plan. However, any outstanding awards under the 2012 Incentive Plan will continue in accordance with the terms of the 2012 Incentive Plan and any award agreement executed in connection with such outstanding awards.

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

The following table presents information related to Performance Units outstanding during the years ended December 31, 2022 and 2021.

($ in thousands, except per share data)
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	26,645	$29.40	911	$37.25
Granted	35,114	16.55	27,579	29.40
Forfeited	(14,980)	21.04	(934)	29.40
Vested and issued	(9,859)	29.40	(911)	37.25
Unvested, end of period	36,920	$20.57	26,645	$29.40

Compensation expense during period		$376		$321
Unrecognized compensation expense, end of period		$357		$467
Intrinsic value, end of period		$388		$599
Weighted-average remaining vesting term (in years)		1.2		1.4

The number of shares of common stock issuable upon the vesting of the remaining outstanding Performance Units was reduced as a result of two book value impairment events that occurred pursuant to the terms of the long term equity incentive compensation plans (the “Plans”) established under the Company’s 2012 Equity Incentive Plan and 2021 Equity Incentive Plan. The first book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended March 31, 2022 and the Company’s book value per share decline from January 1, 2022 to June 30, 2022 was more than 10%. The second book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended September 30, 2022 and the Company’s book value per share decline from July 1, 2022 to December 31, 2022 was more than 10%. The Plans provide that if such a book value impairment event occurs, then the number of outstanding Performance Units that are outstanding as of the last day of such two quarter period shall be reduced by 15%.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. Compensation expense for the stock awards is based on the fair value of the Company’s common stock on the grant date and is included in incentive compensation in the statements of operations. The following table presents information related to fully vested common stock issued during the years ended December 31, 2022 and 2021. All of the fully vested shares of common stock issued during the years ended  December 31, 2022 and 2021, and the related compensation expense, were granted with respect to service performed during the previous fiscal years.

($ in thousands, except per share data)
	2022	2021
Fully vested shares granted	35,114	27,579
Weighted average grant date price per share	$16.55	$29.40
Compensation expense related to fully vested shares of common stock awards(1)	$581	$811

(1)

The awards issued during the year ended December 31, 2022 were granted with respect to service performed in 2021. Approximately $600,000 of compensation expense related to the 2022 awards was accrued and recognized in 2021.

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

The following table presents information related to the DSUs outstanding during the years ended December 31, 2022 and 2021.

($ in thousands, except per share data)
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	28,595	$26.92	18,189	$27.20
Granted and vested	25,602	12.89	10,406	26.43
Outstanding, end of period	54,197	$20.29	28,595	$26.92

Compensation expense during period		$328		$240
Intrinsic value, end of period		$569		$643

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2022.

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

As of December 31, 2022, we had distributed all of our estimated REIT taxable income through fiscal year 2022. Accordingly, no income tax provision was recorded for 2022, 2021 and 2020.

NOTE 11. EARNINGS PER SHARE (EPS)

The Company had dividend eligible Performance Units and Deferred Stock Units that were outstanding during the years ended December 31, 2022, 2021 and 2020. The basic and diluted per share computations include these unvested Performance Units and Deferred Stock Units if there is income available to common stock, as they have dividend participation rights. The unvested Performance Units and Deferred Stock Units have no contractual obligation to share in losses. Because there is no such obligation, the unvested Performance Units and Deferred Stock Units are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2022, 2021 and 2020.

(in thousands, except per-share information)
	2022	2021	2020
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(258,453)	$(64,760)	$2,128
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	36,765	35,399	15,215
Unvested dividend eligible share based compensation outstanding at the balance sheet date	-	-	19
Effect of weighting	700	(11,170)	(1,792)
Weighted average shares-basic and diluted	37,465	24,229	13,442
Net (loss) income per common share:
Basic and diluted	$(6.90)	$(2.67)	$0.16
Anti-dilutive incentive shares not included in calculation.	91	55	-

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

RMBS (based on the fair value option), derivatives and TBA securities were recorded at fair value on a recurring basis during the years ended December 31, 2022, 2021 and 2020. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2022 and 2021. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Mortgage-backed securities	$-	$3,540,002	$-
U.S. Treasury Notes	36,382	-	-
Interest rate swaps	-	4,983	-
Interest rate swaptions	-	27,416	-
Interest rate caps	-	1,119	-
TBA securities	-	(507)	-
December 31, 2021
Mortgage-backed securities	$-	$6,511,095	$-
U.S. Treasury Notes	36,382	-	-
Interest rate swaps	-	26,431	-
Interest rate swaptions	-	17,070	-
TBA securities	-	(304)	-

During the years ended December 31, 2022 and 2021, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by the Manager pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2024 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company. The Manager receives a monthly management fee in the amount of:

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

●	A fee for the clearing and operational services provided by personnel of the Manager equal to $10,000 per month

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $13.0 million, $9.8 million and $6.8 million, for the years ended  December 31, 2022, 2021 and 2020, respectively.

Other Relationships with Bimini

Robert Cauley, the Company's Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, the Company's Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of December 31, 2022, Bimini owned 569,071 shares, or 1.5%, of the Company’s common stock.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on Internal Control over Financial Reporting

We have audited Orchid Island Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 3, 2023, expressed an unqualified opinion thereon.

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

March 3, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which the Company expects to file with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2022.

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

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference)
3.3	Articles of Amendment of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2022 and incorporated herein by reference)
3.4	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 and incorporated herein by reference)
4.1

Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

4.2	Description of Securities (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on February 21, 2020 and incorporated herein by reference)
10.1

Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC, dated as of February 20, 2013 (filed as Exhibit 10.2 to the Company's Current Report on Form 8 K filed on April 3, 2014 and incorporated herein by reference)†

10.2	First Amendment to Management Agreement, effective as of April 1, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on April 3, 2014 and incorporated herein by reference)†

10.3	Second Amendment to Management Agreement, effective as of June 30, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on July 3, 2014 and incorporated herein by reference)†
10.4

Third Amendment to Management Agreement, effective as of November 17, 2021 (filed as Exhibit 10.1 to the Company's Current Report on Form 8‑K filed on November 17, 2021 and incorporated herein by reference)†

10.5

Form of Investment Allocation Agreement by and among Orchid Island Capital, Inc., Bimini Advisors, LLC and Bimini Capital Management, Inc. (filed as Exhibit 10.2 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)†

10.6

2012 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)†

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

10.12	2015 Long Term Incentive Compensation Plan (filed as Exhibit 99.1 to Form 8-K filed on March 25, 2015 and incorporated herein by reference)†
10.13	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)†
10.14	2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed on April 28, 2017 and incorporated herein by reference)†
10.15	2018 Long Term Incentive Compensation Plan (filed as Exhibit 10.5 to Form 10-Q filed on April 27, 2018 and incorporated herein by reference)†
10.16	2019 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 26, 2019 and incorporated herein by reference)†
10.17	2020 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2020 and incorporated herein by reference)†
10.18	2021 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 30, 2021 and incorporated herein by reference)†
10.19	2022 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 29, 2022 and incorporated herein by reference)†
10.20	2023 Long Term Incentive Compensation Plan†*
10.21

Form of Deferred Stock Unit Grant Notice and Agreement under the 2021 Equity Incentive Plan  (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on February 25, 2022 and incorporated herein by reference)†

10.22	Form of Director Cash Compensation Deferral Election Form (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 25, 2022 and incorporated herein by reference)†
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2021 and incorporated herein by reference)
23.1	Consent of BDO USA, LLP*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) ***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document ***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: March 3, 2023	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: March 3, 2023	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	March 3, 2023
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ George H. Haas, IV	Chief Financial Officer, Chief	March 3, 2023
George H. Haas, IV	Investment Officer, and Director
(Principal Financial and Accounting Officer)

/s/ W Coleman Bitting	Independent Director	March 3, 2023
W Coleman Bitting

/s/ Frank P. Filipps	Independent Director	March 3, 2023
Frank P. Filipps

/s/ Paula Morabito	Independent Director	March 3, 2023
Paula Morabito

/s/ Ava L. Parker	Independent Director	March 3, 2023
Ava L. Parker