Form 10-Q
period 2023-03-31
Orchid Island Capital, Inc.
filed 2023-04-28
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares outstanding at April 28, 2023: 39,134,901

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $3,946,156 and $3,512,640, respectively)	$3,999,906	$3,540,002
U.S. Treasury Notes, at fair value (includes pledged assets of $36,806 and $36,382, respectively)	36,806	36,382
Cash and cash equivalents	143,220	205,651
Restricted cash	42,738	31,568
Accrued interest receivable	13,120	11,519
Derivative assets	29,315	40,172
Other assets	907	442
Total Assets	$4,266,012	$3,865,736

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,769,437	$3,378,445
Dividends payable	6,279	5,908
Derivative liabilities	19,582	7,161
Accrued interest payable	14,753	9,209
Due to affiliates	1,229	1,131
Other liabilities	3,371	25,119
Total Liabilities	3,814,651	3,426,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 39,085,756 shares issued and outstanding as of March 31, 2023 and 36,764,983 shares issued and outstanding as of December 31, 2022	391	368
Additional paid-in capital	788,647	779,602
Accumulated deficit	(337,677)	(341,207)
Total Stockholders' Equity	451,361	438,763
Total Liabilities and Stockholders' Equity	$4,266,012	$3,865,736

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2023 and 2022

($ in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income	$38,012	$41,857
Interest expense	(42,217)	(2,655)
Net interest (expense) income	(4,205)	39,202
Realized losses on mortgage-backed securities	-	(51,086)
Unrealized gains (losses) on mortgage-backed securities and U.S. Treasury Notes	53,895	(309,962)
(Losses) gains on derivative and other hedging instruments	(41,156)	177,498
Net portfolio income (loss)	8,534	(144,348)

Expenses:
Management fees	2,642	2,634
Allocated overhead	576	441
Incentive compensation	470	237
Directors' fees and liability insurance	323	311
Audit, legal and other professional fees	451	304
Direct REIT operating expenses	165	325
Other administrative	377	127
Total expenses	5,004	4,379

Net income (loss)	$3,530	$(148,727)

Basic and diluted net income (loss) per share	$0.09	$(4.20)

Weighted Average Shares Outstanding	38,491,767	35,399,513

Dividends declared per common share	$0.480	$0.775

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total

Balances, January 1, 2023	36,765	$368	$779,602	$(341,207)	$438,763
Net income	-	-	-	3,530	3,530
Cash dividends declared	-	-	(18,807)	-	(18,807)
Stock based awards and amortization	4	-	181	-	181
Issuance of common stock pursuant to public offerings, net	2,690	26	31,631	-	31,657
Shares repurchased and retired	(373)	(3)	(3,960)	-	(3,963)
Balances, March 31, 2023	39,086	$391	$788,647	$(337,677)	$451,361

Balances, January 1, 2022	35,399	$354	$850,497	$(82,754)	$768,097
Net loss	-	-	-	(148,727)	(148,727)
Cash dividends declared	-	-	(27,492)	-	(27,492)
Stock based awards and amortization	25	-	540	-	540
Balances, March 31, 2022	35,424	$354	$823,545	$(231,481)	$592,418

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2023 and 2022

($ in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,530	$(148,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	409	162
Realized losses on mortgage-backed securities	-	51,086
Unrealized (gains) losses on mortgage-backed securities and U.S. Treasury Notes	(53,895)	309,962
Realized and unrealized losses (gains) on derivative instruments	43,563	(101,921)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,601)	4,006
Other assets	(459)	(833)
Accrued interest payable	5,544	230
Other liabilities	182	204
Due to affiliates	98	4
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,629)	114,173

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(467,460)	-
Sales	-	1,413,039
Principal repayments	61,021	157,112
Net (payments on) proceeds from derivative instruments	(42,450)	103,900
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(448,889)	1,674,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	7,849,145	12,861,900
Principal payments on repurchase agreements	(7,458,153)	(14,641,897)
Cash dividends	(18,422)	(31,010)
Proceeds from issuance of common stock, net of issuance costs	31,657	-
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(3,970)	(214)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	400,257	(1,811,221)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(51,261)	(22,997)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	237,219	450,442
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$185,958	$427,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$36,673	$2,425

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

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

On October 29, 2021, Orchid entered into an equity distribution agreement (the “October 2021 Equity Distribution Agreement”) with four sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. The Company issued a total of 9,742,188 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $151.8 million, and net proceeds of approximately $149.3 million, after commissions and fees, prior to its termination in March 2023.

On March 7, 2023, Orchid entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. No shares have been issued under the March 2023 Equity Distribution Agreement through March 31, 2023.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The balance sheet at  December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of March 31, 2023.

Reclassification of Comparative Period Information

The Company previously reported $0.3 million of commissions, fees and other expenses associated with its derivative holdings for the three months ended March 31, 2022 in 'Direct REIT operating expenses' in the statement of operations.  These expenses have been reclassified as part of  'Gains (losses) on derivative and other hedging instruments' to conform with the presentation in the current period.

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

(in thousands)
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$143,220	$205,651
Restricted cash	42,738	31,568
Total cash, cash equivalents and restricted cash	$185,958	$237,219

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

Mortgage-Backed Securities and U.S. Treasury Notes

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS. The Company refers to IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes, primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and U.S. Treasury Notes under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the statements of operations, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT RMBS and U.S. Treasury Notes is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of RMBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying statements of operations. Realized gains and losses on sales of RMBS and U.S. Treasury Notes, using the specific identification method, are reported as a separate component of net portfolio income on the statements of operations.

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

Derivative and other hedging instruments are carried at fair value, and changes in fair value are recorded in earnings for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities. Gains and losses on derivatives, except those that result in cash receipts or payments, are included in operating activities on the statements of cash flows. Cash payments and cash receipts from settlements of derivatives, including current period net cash settlements on interest rates swaps, are classified as an investing activity on the statements of cash flows.

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

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed either in the body of the financial statements or in the accompanying notes. RMBS, Fed Funds and T-Note futures contracts, interest rate swaps, interest rate swaptions and TBA securities are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 12 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as as Level 2 assets under the fair value hierarchy as of March 31, 2023 and December 31, 2022 due to the short-term nature of these financial instruments.

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

Stock-Based Compensation

The Company may grant equity-based compensation to non-employee members of its Board of Directors and to the executive officers and employees of the Manager. Stock-based awards issued include PUs, DSUs and immediately vested common stock awards. Compensation expense is measured and recognized for all stock-based payment awards made to employees and non-employee directors based on the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized over each award’s respective service period using the graded vesting attribution method. The Company does not estimate forfeiture rates; but rather, adjusts for forfeitures in the periods in which they occur.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848)," deferring the sunset date provided in ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company expects to adopt this ASU during the second quarter of 2023 as SOFR replaces LIBOR for certain derivative positions but does not believe that this will have a material impact on its financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848).” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The guidance in ASU 2021-01 is effective immediately and available generally through December 31, 2024, as reference rate reform activities occur. The Company expects to adopt this ASU during the second quarter of 2023 as SOFR replaces LIBOR for certain derivative positions but does not believe that this will have a material impact on its financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY NOTES

The following table presents the Company’s RMBS portfolio as of March 31, 2023 and December 31, 2022:

(in thousands)
	March 31, 2023	December 31, 2022
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$3,980,462	$3,519,906
Total Pass-Through Certificates	3,980,462	3,519,906
Structured RMBS Certificates:
Interest-Only Securities	18,962	19,669
Inverse Interest-Only Securities	482	427
Total Structured RMBS Certificates	19,444	20,096
Total	$3,999,906	$3,540,002

As of March 31, 2023 and December 31, 2022, the Company held U.S. Treasury Notes with a fair value of approximately $36.8 million and $36.4 million, respectively, primarily to satisfy collateral requirements of one of its derivative counterparties.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Proceeds from sales of RMBS	$-	$1,413,039
Carrying value of RMBS sold	-	(1,464,125)
Net loss on sales of RMBS	$-	$(51,086)

Gross gain on sales of RMBS	$-	$709
Gross loss on sales of RMBS	-	(51,795)
Net loss on sales of RMBS	$-	$(51,086)

NOTE 3. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2023, the Company had met all margin call requirements.

As of March 31, 2023 and December 31, 2022, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2023
Fair market value of securities pledged, including accrued interest receivable	$-	$2,760,937	$1,070,036	$128,049	$3,959,022
Repurchase agreement liabilities associated with these securities	$-	$2,632,522	$1,017,354	$119,561	$3,769,437
Net weighted average borrowing rate	-	4.88%	4.96%	4.70%	4.90%
December 31, 2022
Fair market value of securities pledged, including accrued interest receivable	$-	$2,496,769	$884,632	$142,658	$3,524,059
Repurchase agreement liabilities associated with these securities	$-	$2,404,329	$837,299	$136,817	$3,378,445
Net weighted average borrowing rate	-	4.43%	4.51%	4.15%	4.44%

Included in the table above are repurchase agreements with outstanding principal balances of approximately $255.2 million and $190.3 million as of March 31, 2023 and December 31, 2022, respectively, with interest rates indexed to the Secured Overnight Financing Rate ("SOFR") that reprice daily.

In addition, cash pledged to counterparties for repurchase agreements was approximately $18.1 million and $13.3 million as of March 31, 2023 and December 31, 2022, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2023, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $193.2 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at March 31, 2023 and December 31, 2022.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of March 31, 2023 and December 31, 2022.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Interest rate swaps	Derivative assets, at fair value	$13,972	$4,983
Payer swaptions (long positions)	Derivative assets, at fair value	14,849	33,398
Interest rate caps	Derivative assets, at fair value	474	1,119
TBA securities	Derivative assets, at fair value	20	672
Total derivative assets, at fair value		$29,315	$40,172

Liabilities
Payer swaptions (short positions)	Derivative liabilities, at fair value	$8,528	$5,982
TBA securities	Derivative liabilities, at fair value	11,054	1,179
Total derivative liabilities, at fair value		$19,582	$7,161

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$15,547	$16,493
TBA securities	Restricted cash	9,119	1,734
TBA securities	Other liabilities	(372)	(532)
Interest rate swaption contracts	Other liabilities	(1,505)	(12,489)
Total margin balances on derivative contracts		$22,789	$5,206

Fed Funds and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note futures positions at March 31, 2023 and December 31, 2022.

($ in thousands)
	March 31, 2023
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Positions)(2)
June 2023 5-year T-Note futures (Jun 2023 - Jun 2028 Hedge Period)	$926,500	4.17%	3.89%	$(20,719)
June 2023 10-year Ultra futures (Jun 2023 - Jun 2033 Hedge Period)	$54,200	3.91%	3.48%	$(2,181)

($ in thousands)
	December 31, 2022
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Position)(2)
March 2023 5-year T-Note futures (Mar 2023 - Mar 2028 Hedge Period)	$750,500	4.20%	4.22%	$(100)
March 2023 10-year Ultra futures (Mar 2023 - Mar 2033 Hedge Period)	$174,500	3.66%	3.79%	$965

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $109.5 at March 31, 2023 and $107.9 at December 31, 2022. The contract values of the short positions were $1,014.6 million and $810.0 million at March 31, 2023 and December 31, 2022, respectively. 10-Year Ultra futures contracts were valued at a price of $121.1 at March 31, 2023 and $118.3 at December 31, 2022. The contract value of the short position was $65.7 million and $206.4 million at March 31, 2023 and December 31, 2022, respectively

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as the LIBOR and SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post collateral on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at March 31, 2023 and December 31, 2022.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
March 31, 2023
Expiration > 3 to ≤ 5 years	$500,000	0.84%	5.02%	3.5
Expiration > 5 years	1,174,000	2.10%	4.88%	7.2
	$1,674,000	1.72%	4.92%	6.1
December 31, 2022
Expiration > 3 to ≤ 5 years	$500,000	0.84%	4.75%	3.7
Expiration > 5 years	900,000	1.70%	4.23%	6.6
	$1,400,000	1.39%	4.41%	5.6

The table below presents our open payer swap positions by receive index, as a percentage of notional amount.

	March 31, 2023	December 31, 2022
Overnight SOFR	58%	50%
Three Month LIBOR	42%	50%
	100%	100%

As of  March 31, 2023, the table above includes a swap with a notional amount of $274.0 million that begins accruing interest on February 24, 2024 with a fixed pay rate of 3.43% and a receive rate indexed to overnight SOFR.

Our interest rate swaps are centrally cleared through two registered commodities exchanges, the Chicago Mercantile Exchange ("CME") and the London Clearing House (“LCH”). The clearing exchanges require that we post an "initial margin" amount determined by the exchanges. The initial margin amount is intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement and is subject to adjustment based on changes in market volatility and other factors. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchanges.

The table below presents information related to the Company’s interest rate cap positions at March 31, 2023 and  December 31, 2022.

($ in thousands)
					Net
			Strike		Estimated
	Notional		Swap	Curve	Fair
	Amount	Cost	Rate	Spread	Value
March 31, 2023
February 8, 2024	$200,000	$1,450	0.09%	2Y10Y	$474

December 31, 2022
February 8, 2024	$200,000	$1,450	0.09%	2Y10Y	$1,119

The table below presents information related to the Company’s interest rate swaption positions at March 31, 2023 and December 31, 2022.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Average	Average	Average
		Fair	Months to	Notional	Fixed	Adjustable	Term
Expiration	Cost	Value	Expiration	Amount	Rate	Rate	(Years)
March 31, 2023
Payer Swaptions - long
≤ 1 year	$36,685	$6,548	6.6	$1,250,000	4.09%	SOFR	10.0
>1 year	10,115	8,301	21.7	1,000,000	3.49%	SOFR	2.0
	$46,800	$14,849	13.3	$2,250,000	3.82%		6.4
Payer Swaptions - short
>1 year	$(12,252)	$(8,528)	13.0	$(1,917,000)	3.91%	SOFR	5.8
December 31, 2022
Payer Swaptions (long positions)
≤ 1 year	$36,685	$21,253	9.6	$1,250,000	4.09%	SOFR	10.0
> 10 years	11,021	12,145	239.5	120,000	2.05%	SOFR	10.0
	$47,706	$33,398	29.8	$1,370,000	3.91%		10.0
Payer Swaptions (short positions)
≤ 1 year	$(17,800)	$(5,982)	3.6	$(917,000)	4.09%	SOFR	10.0

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of March 31, 2023 and December 31, 2022.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2023
30-Year TBA securities:
2.0%	$(175,000)	$(144,511)	$(144,526)	$(15)
3.0%	(700,000)	(616,438)	(627,457)	(11,019)
Total	$(875,000)	$(760,949)	$(771,983)	$(11,034)
December 31, 2022
30-Year TBA securities:
2.0%	$(175,000)	$(142,268)	$(143,145)	$(877)
3.0%	(500,000)	(440,644)	(440,274)	370
Total	$(675,000)	$(582,912)	$(583,419)	$(507)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the three months ended March 31, 2023 and 2022.

(in thousands)
	Three Months Ended March 31,
	2023	2022
T-Note futures contracts (short position)	$(4,038)	$79,691
Interest rate swaps	(26,144)	66,170
Payer swaptions (short positions)	6,585	(10,908)
Payer swaptions (long positions)	(12,109)	40,975
Interest rate caps	(645)	(996)
Interest rate floors	1,185	-
TBA securities (short positions)	(5,990)	2,539
TBA securities (long positions)	-	27
Total	$(41,156)	$177,498

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2023 and December 31, 2022.

(in thousands)
	March 31, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,926,711	$-	$3,926,711	$3,492,544	$-	$3,492,544
Structured RMBS - fair value	$19,445	-	19,445	20,096	-	20,096
U.S. Treasury Notes	-	36,806	36,806	-	36,382	36,382
Accrued interest on pledged securities	12,867	4	12,871	11,419	16	11,435
Restricted cash	18,072	24,666	42,738	13,341	18,227	31,568
Total	$3,977,095	$61,476	$4,038,571	$3,537,400	$54,625	$3,592,025

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of March 31, 2023 and December 31, 2022.

(in thousands)
	March 31, 2023			December 31, 2022

	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$4,053	$1,877	$5,930	$3,075	$13,021	$16,096
U.S. Treasury securities - fair value	5,000	-	$5,000	197	-	197
Total	$9,053	$1,877	$10,930	$3,272	$13,021	$16,293

Cash received as margin is recognized as cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the balance sheets.

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivative agreements and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis in the case of repurchase agreements and for certain derivative agreements. CME and LCH rules characterize variation margin transfers as settlement payments, as opposed to adjustments to collateral. As a result, derivative assets and liabilities associated with centrally cleared derivatives for which the CME or LCH serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2023 and December 31, 2022.

(in thousands)
Offsetting of Assets
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2023
Interest rate swaps	$13,972	$-	$13,972	$-	$-	$13,972
Interest rate swaptions	14,849	-	14,849	-	(1,505)	13,344
Interest rate caps	474	-	474	-	-	474
TBA securities	20	-	20	-	(20)	-
	$29,315	$-	$29,315	$-	$(1,525)	$27,790
December 31, 2022
Interest rate swaps	$4,983	$-	$4,983	$-	$-	$4,983
Interest rate swaptions	33,398	-	33,398	-	(12,489)	20,909
Interest rate caps	1,119	-	1,119	-	-	1,119
TBA securities	672	-	672	-	(532)	140
	$40,172	$-	$40,172	$-	$(13,021)	$27,151

(in thousands)
Offsetting of Liabilities
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	as Collateral	Amount
March 31, 2023
Repurchase Agreements	$3,769,437	$-	$3,769,437	$(3,751,365)	$(18,072)	$-
Interest rate swaptions	8,528	-	8,528	-	-	8,528
TBA securities	11,054	-	11,054	-	(9,119)	1,935
	$3,789,019	$-	$3,789,019	$(3,751,365)	$(27,191)	$10,463
December 31, 2022
Repurchase Agreements	$3,378,445	$-	$3,378,445	$(3,365,104)	$(13,341)	$-
Interest rate swaps	-	-	-	-	-	-
Interest rate swaptions	5,982	-	5,982	-	-	5,982
TBA securities	1,179	-	1,179	-	(1,179)	-
	$3,385,606	$-	$3,385,606	$(3,365,104)	$(14,520)	$5,982

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

Common Stock Issuances

During the three months ended March 31, 2023 and the year ended  December 31, 2022, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2023
At the Market Offering Program(3)	First Quarter	$11.77	2,690,000	$31,657
			2,690,000	$31,657
2022
At the Market Offering Program(3)	First Quarter	$-	-	$-
At the Market Offering Program(3)	Second Quarter	-	-	-
At the Market Offering Program(3)	Third Quarter	-	-	-
At the Market Offering Program(3)	Fourth Quarter	10.45	3,885,048	40,580
			3,885,048	$40,580

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into eleven equity distribution agreements, ten of which have either been terminated because all shares were sold or were replaced with a subsequent agreement

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

From the inception of the stock repurchase program through March 31, 2023, the Company repurchased a total of 4,048,613 shares at an aggregate cost of approximately $68.8 million, including commissions and fees, for a weighted average price of $16.99 per share. During the three months ended March 31, 2023, the Company repurchased a total of 373,041 shares at an aggregate cost of approximately $4.0 million, including commissions and fees, for a weighted average price of $10.62 per share.  During the year ended  December 31, 2022, the Company repurchased a total of 2,538,470 shares at an aggregate cost of approximately $24.5 million, including commissions and fees, for a weighted average price of $9.63 per share. The remaining authorization under the stock repurchase program as of April 28, 2023 was 4,928,350 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023 - YTD(1)	0.640	25,098
Totals	$65.290	$552,568

(1)

On April 12, 2023, the Company declared a dividend of $0.16 per share to be paid on May 26, 2023. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2023.

NOTE 8. STOCK INCENTIVE PLAN

In 2021, the Company’s Board of Directors adopted, and the stockholders approved, the Orchid Island Capital, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”) to replace the Orchid Island Capital, Inc. 2012 Equity Incentive Plan (the “2012 Incentive Plan” and together with the 2021 Incentive Plan, the “Incentive Plans”). The 2021 Incentive Plan provides for the award of stock options, stock appreciation rights, stock awards, PUs, other equity-based awards (and dividend equivalents with respect to awards of PUs and other equity-based awards) and incentive awards. The 2021 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors except that the Company’s full Board of Directors will administer awards made to directors who are not employees of the Company or its affiliates. The 2021 Incentive Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 1,473,324 shares of the Company’s common stock that may be issued under the 2021 Incentive Plan. The 2021 Incentive Plan replaces the 2012 Incentive Plan, and no further grants will be made under the 2012 Incentive Plan. However, any outstanding awards under the 2012 Incentive Plan will continue in accordance with the terms of the 2012 Incentive Plan and any award agreement executed in connection with such outstanding awards.

Performance Units

The Company has issued, and may in the future issue additional, PUs under the Incentive Plans to certain executive officers and employees of its Manager. PUs vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the PU agreement. When earned, each PU will be settled by the issuance of one share of the Company’s common stock, at which time the PU will be cancelled. The PUs contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the underlying shares of common stock. PUs are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company or the Manager. Compensation expense for the PUs, included in incentive compensation on the statements of operations, is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to PUs outstanding during the three months ended March 31, 2023 and 2022.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	36,921	$20.57	26,645	$29.40
Granted	-	-	35,114	16.55
Vested and issued	(4,462)	22.09	(2,664)	29.40
Unvested, end of period	32,459	$20.36	59,095	$21.75

Compensation expense during period		$90		$106
Unrecognized compensation expense, end of period		$267		$942
Intrinsic value, end of period		$348		$960
Weighted-average remaining vesting term (in years)		1.1		1.8

Subsequent to March 31, 2023, the Company granted 76,696 PUs to its executive officers and certain of its Manager's employees. These PUs will be earned at the rate of 10% per quarter beginning with the quarter ending March 31, 2024 and concluding with the quarter ending June 30, 2026. The number of PUs actually earned is subject to adjustment based on the Company's achievement of certain performance goals as set forth in each PU award agreement.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2023 and 2022. All of the fully vested shares of common stock issued during the three months ended March 31, 2022, and the related compensation expense, were granted with respect to service performed during the fiscal year ended December 31, 2021. Subsequent to March 31, 2023, the Company granted 76,696 shares of fully vested common stock, with a related compensation expense of $0.8 million, to its executive officers and certain employees of its Manager with respect to service performed during the fiscal year ended December 31, 2022

($ in thousands, except per share data)
	Three Months Ended March 31,
	2023	2022
Fully vested shares granted	-	35,114
Weighted average grant date price per share	$-	$16.55
Compensation expense related to fully vested shares of common stock awards	$-	$581

Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of DSU awards pursuant to the Incentive Plans. Each DSU represents a right to receive one share of the Company’s common stock. Beginning in 2022, each non-employee director could elect to receive all of his or her compensation in the form of DSUs. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant. Compensation expense for the DSUs is included in directors’ fees and liability insurance in the statements of operations. The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock. These dividend equivalent rights are settled in cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock.

The following table presents information related to the DSUs outstanding during the three months ended March 31, 2023 and 2022.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	54,197	$20.29	28,595	$26.92
Granted and vested	9,302	10.59	3,055	21.95
Outstanding, end of period	63,499	$18.87	31,650	$26.45

Compensation expense during period		$89		$75
Intrinsic value, end of period		$681		$514

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2023.

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

NOTE 11. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the three months ended March 31, 2023 and 2022. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2023 and 2022.

(in thousands, except per share information)
	Three Months Ended March 31,
	2023	2022
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$3,530	$(148,727)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	39,086	35,423
Unvested dividend eligible share based compensation outstanding at the balance sheet date	96	-
Effect of weighting	(690)	(23)
Weighted average shares-basic and diluted	38,492	35,400
Net income (loss) per common share:
Basic and diluted	$0.09	$(4.20)
Anti-dilutive incentive shares not included in calculation	-	91

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

RMBS (based on the fair value option), derivatives and TBA securities were recorded at fair value on a recurring basis during the three months ended March 31, 2023 and 2022. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Mortgage-backed securities	$-	$3,999,906	$-
U.S. Treasury Notes	36,806	-	-
Interest rate swaps	-	13,972	-
Interest rate swaptions	-	6,321	-
Interest rate caps	-	474	-
TBA securities	-	(11,034)	-
December 31, 2022
Mortgage-backed securities	$-	$3,540,002	$-
U.S. Treasury Notes	36,382	-	-
Interest rate swaps	-	4,983	-
Interest rate swaptions	-	27,416	-
Interest rate caps	-	1,119	-
TBA securities	-	(507)	-

During the three months ended March 31, 2023 and 2022, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $3.4 million and $3.1 million, for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the net amount due to affiliates was approximately $1.2 million and $1.1 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2023, Bimini owned 569,071 shares, or 1.5%, of the Company’s common stock.

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

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS, such as mortgage pass-through certificates issued by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac" and together with Fannie Mae, the "Enterprises") or the Government National Mortgage Association ("Ginnie Mae" and, together with the Enterprises the “GSEs”) and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT RMBS”) and (ii) structured Agency RMBS, such as interest-only securities (“IOs”), inverse interest-only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013. We are externally managed by Bimini Advisors, an investment adviser registered with the Securities and Exchange Commission (the “SEC”).

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

Capital Raising Activities

On October 29, 2021, we entered into an equity distribution agreement (the “October 2021 Equity Distribution Agreement”) with four sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 9,742,188 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $151.8 million, and net proceeds of approximately $149.3 million, after commissions and fees, prior to its termination in March 2023.

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. No shares have been issued under the March 2023 Equity Distribution Agreement through March 31, 2023 .

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

From the inception of the stock repurchase program through March 31, 2023, the Company repurchased a total of 4,048,613 shares at an aggregate cost of approximately $68.8 million, including commissions and fees, for a weighted average price of $16.99 per share. During the three months ended March 31, 2023, the Company repurchased a total of 373,041 shares of its common stock at an aggregate cost of approximately $4.0 million, including commissions and fees, for a weighted average price of $10.62 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2022 and the first quarter of 2023, and may continue to occur during 2023;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
●

actions taken by the U.S. government, including the presidential administration, the Fed, the Federal Housing Financing Agency (the “FHFA”), The Federal Deposit Insurance Corporation ("FDIC"), Federal Housing Administration (the “FHA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;

●	prepayment rates on mortgages underlying our Agency RMBS and credit trends insofar as they affect prepayment rates; and
●	other market developments, including bank failures.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments; and
●	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2023, as compared to the Company’s results of operations for the three months ended March 31, 2022.

Net Income (Loss) Summary

Net income for the three months ended March 31, 2023 was $3.5 million, or $0.09 per share. Net loss for the three months ended March 31, 2022 was $148.7 million, or $4.20 per share. The components of net (loss) income for the three months ended March 31, 2023 and 2022, along with the changes in those components are presented in the table below:

(in thousands)
	Three Months Ended March 31,
	2023	2022	Change
Interest income	$38,012	$41,857	$(3,845)
Interest expense	(42,217)	(2,655)	(39,562)
Net interest expense	(4,205)	39,202	(43,407)
Gains (losses) on RMBS and derivative contracts	12,739	(183,550)	196,289
Net portfolio income (loss)	8,534	(144,348)	152,882
Expenses	(5,004)	(4,379)	(625)
Net income (loss)	$3,530	$(148,727)	$152,257

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

Described below are the Company’s results of operations for the three months ended March 31, 2023, and for each quarter in 2022.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
March 31, 2023	$3,530	$12,739	$(9,209)	$0.09	$0.33	$(0.24)
December 31, 2022	34,926	36,727	(1,801)	0.95	1.00	(0.05)
September 30, 2022	(84,513)	(94,433)	9,920	(2.40)	(2.68)	0.28
June 30, 2022	(60,139)	(82,673)	22,534	(1.70)	(2.33)	0.63
March 31, 2022	(148,727)	(183,550)	34,823	(4.20)	(5.19)	0.99

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Prior to 2023, we included certain expenses related to our derivative instruments in 'Direct REIT operating expenses' in the statements of operations.  Beginning in 2023, we have included these expenses in 'Gains (losses) on derivative and hedging instruments.'  Prior period amounts have been reclassified to conform with the current presentation.  The table below presents the effect of this reclassification for each quarter in 2022.

Realized and Unrealized Gains and Losses - Reclassification of Derivative Transaction Expenses
(in thousands, except per share data)
				Net Earnings Excluding
	Realized and Unrealized			Realized and Unrealized
	Gains and Losses			Gains and Losses
	Prior	Reclassified	Current	Prior	Reclassified	Current
	Presentation	Expenses	Presentation	Presentation	Expenses	Presentation
Three Months Ended
December 31, 2022	$38,389	$(1,662)	$36,727	$(3,463)	$(1,662)	$(1,801)
September 30, 2022	(93,544)	(889)	(94,433)	9,031	(889)	9,920
June 30, 2022	(82,282)	(391)	(82,673)	22,143	(391)	22,534
March 31, 2022	(183,232)	(318)	(183,550)	34,505	(318)	34,823
	Per Share
Three Months Ended
December 31, 2022	$1.04	$(0.04)	$1.00	$(0.09)	$(0.04)	$(0.05)
September 30, 2022	(2.66)	(0.02)	(2.68)	0.26	(0.02)	0.28
June 30, 2022	(2.32)	(0.01)	(2.33)	0.62	(0.01)	0.63
March 31, 2022	(5.18)	(0.01)	(5.19)	0.98	(0.01)	0.99

Economic Interest Expense and Economic Net Interest Income

We use derivative and other hedging instruments, specifically Fed Funds and T-Note futures contracts, short positions in U.S. Treasury securities, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

From time to time, we invest in TBAs, which are forward contracts for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS to be delivered into the contract are not known until shortly before the settlement date. We may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into a dollar roll transaction. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to equivalent securities settling in the current month. Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. These TBAs are accounted for as derivatives and marked to market through the income statement. Gains or losses on TBAs are included with gains or losses on other derivative contracts and are not included in interest income for purposes of the discussions below.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter of 2023 to date and 2022.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized in	TBA Securities		Attributed to	Attributed to
	Income	Gain (Loss)		Current	Future
	Statement	(Short	(Long	Period	Periods
	(GAAP)	Positions)	Positions)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2023	$(41,156)	$(5,990)	$-	$19,211	$(54,377)
December 31, 2022	(12,319)	(9,700)	-	9,414	(12,033)
September 30, 2022	183,930	10,642	106	4,154	169,028
June 30, 2022	103,367	1,013	1,067	1,605	99,682
March 31, 2022	177,498	2,539	27	(1,605)	176,537

The table below presents the effect of the reclassification of derivative expenses discussed above for each quarter in 2022.

Gains (Losses) on Derivative Instruments - Reclassification of Derivative Transaction Expenses
(in thousands)
	Recognized in Income Statement			Attributed to Current Period
	Prior	Reclassified	Current	Prior	Reclassified	Current
	Presentation	Expenses	Presentation	Presentation	Expenses	Presentation
Three Months Ended
December 31, 2022	$(10,657)	$1,662	$(12,319)	$11,076	$1,662	$9,414
September 30, 2022	184,819	889	183,930	5,043	889	4,154
June 30, 2022	103,758	391	103,367	1,996	391	1,605
March 31, 2022	177,816	318	177,498	(1,287)	318	(1,605)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2023	$38,012	$42,217	$19,211	$23,006	$(4,205)	$15,006
December 31, 2022	31,897	29,512	9,414	20,098	2,385	11,799
September 30, 2022	35,611	21,361	4,154	17,207	14,250	18,404
June 30, 2022	35,268	8,180	1,605	6,575	27,088	28,693
March 31, 2022	41,857	2,655	(1,605)	4,260	39,202	37,597

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the three months ended March 31, 2023, we generated a net interest loss of $4.2 million consisting of $38.0 million of interest income from RMBS assets offset by $42.2 million of interest expense on borrowings. For the comparable period ended March 31, 2022, we generated $39.2 million of net interest income, consisting of $41.9 million of interest income from RMBS assets offset by $2.7 million of interest expense on borrowings. The $3.9 million decrease in interest income was due to a $1,775.9 million decrease in average RMBS, which was partially offset by a 101 basis point ("bps") increase in the yield on average RMBS. The $39.6 million increase in interest expense was due to a 452 bps increase in the average cost of funds, partially offset by a $1,780.2 million decrease in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2023 and 2022 was $23.0 million and $4.3 million, respectively, resulting in $15.0 million and $37.6 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the three months ended March 31, 2023 and each quarter of 2022 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2023	$3,769,954	$38,012	4.03%	$3,573,941	$42,217	$23,006	4.72%	2.57%
December 31, 2022	3,370,608	31,897	3.79%	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,571,037	35,611	3.99%	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,260,727	35,268	3.31%	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,545,844	41,857	3.02%	5,354,107	2,655	4,260	0.20%	0.32%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2023	$(4,205)	$15,006	(0.69)%	1.46%
December 31, 2022	2,385	11,799	0.16%	1.32%
September 30, 2022	14,250	18,404	1.51%	1.99%
June 30, 2022	27,088	28,693	2.51%	2.67%
March 31, 2022	39,202	37,597	2.82%	2.70%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 30-31 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

Interest Income and Average Asset Yield

Our interest income for the three months ended March 31, 2023 and 2022 was $38.0 million and $41.9 million, respectively. We had average RMBS holdings of $3,770.0 million and $5,545.8 million for the three months ended March 31, 2023 and 2022, respectively. The yield on our portfolio was 4.03% and 3.02% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, there was a $3.9 million decrease in interest income due to the $1,775.9 million decrease in average RMBS that was partially offset by the 101 bps increase in the yield on average RMBS.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the three months ended March 31, 2023 and each quarter of 2022.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
March 31, 2023	$3,750,184	$19,770	$3,769,954	$37,594	$418	$38,012	4.01%	8.44%	4.03%
December 31, 2022	3,335,154	35,454	3,370,608	31,204	693	31,897	3.74%	7.83%	3.79%
September 30, 2022	3,458,277	112,760	3,571,037	32,297	3,314	35,611	3.74%	11.75%	3.99%
June 30, 2022	4,069,334	191,393	4,260,727	31,894	3,374	35,268	3.14%	7.05%	3.31%
March 31, 2022	5,335,353	210,491	5,545,844	40,066	1,791	41,857	3.00%	3.40%	3.02%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,573.9 million and $5,354.1 million and total interest expense of $42.2 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. Our average cost of funds was 4.72% for the three months ended March 31, 2023, compared to 0.20% for the comparable period in 2022. The $39.6 million increase in interest expense was due to the 452 bps increase in the average cost of funds, partially offset by the $1,780.2 million decrease in average outstanding borrowings during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Our economic interest expense was $23.0 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. There was a 225 bps increase in the average economic cost of funds to 2.57% for the three months ended March 31, 2023, from 0.32% for the three months ended March 31, 2022.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 9 bps above the one-month average SOFR and 63 bps above the six-month average SOFR for the quarter ended March 31, 2023. Our average economic cost of funds was 206 bps below the one-month average SOFR and 152 bps below the six-month average SOFR for the quarter ended March 31, 2023. The average term to maturity of the outstanding repurchase agreements was 30 days at March 31, 2023 and 27 days at December 31, 2022.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for the three months ended March 31, 2023 and for each quarter in 2022, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2023	$3,573,941	$42,217	$23,006	4.72%	2.57%
December 31, 2022	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,354,107	2,655	4,260	0.20%	0.32%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%
December 31, 2022	4.06%	2.89%	(0.43)%	0.74%	(1.59)%	(0.42)%
September 30, 2022	2.47%	1.43%	0.01%	1.05%	(0.47)%	0.57%
June 30, 2022	1.09%	0.39%	(0.29)%	0.41%	(0.45)%	0.25%
March 31, 2022	0.16%	0.07%	0.04%	0.13%	0.16%	0.25%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2023 and 2022.

(in thousands)
	Three Months Ended March 31,
	2023	2022	Change
Realized losses on sales of RMBS	$-	$(51,086)	$51,086
Unrealized gains (losses) on RMBS and U.S. Treasury Notes	53,895	(309,962)	363,857
Total gains (losses) on RMBS and U.S. Treasury Notes	53,895	(361,048)	414,943
(Losses) gains on interest rate futures	(4,038)	79,691	(83,729)
(Losses) gains on interest rate swaps	(26,144)	66,170	(92,314)
Gains (losses) on payer swaptions (short positions)	6,585	(10,908)	17,493
(Losses) gains on payer swaptions (long positions)	(12,109)	40,975	(53,084)
Losses on interest rate caps	(645)	(996)	351
Gains (losses) on interest rate floors	1,185	-	1,185
(Losses) gains on TBA securities (short positions)	(5,990)	2,539	(8,529)
(Losses) gains on TBA securities (long positions)	-	27	(27)
Total (losses) gains from derivative instruments	$(41,156)	$177,498	$(218,654)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2022, we received proceeds of $1,413.0 million from the sales of RMBS.  We did not sell any RMBS during the three months ended March 31, 2023.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, the spreads that Agency RMBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for RMBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on RMBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent RMBS are carried at a discount to par, unrealized gains or losses on RMBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2023 to date and 2022.

	5 Year	10 Year	15 Year	30 Year	90 Day
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Average
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.35%	6.11%	3.45%
June 30, 2022	3.00%	2.97%	4.65%	5.52%	1.97%
March 31, 2022	2.42%	2.33%	3.39%	4.17%	0.84%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Expenses

For the three months ended March 31, 2023, the Company’s total operating expenses were approximately $5.0 million compared to approximately $4.4 million for the three months ended March 31, 2022. The table below presents a breakdown of operating expenses for the three months ended March 31, 2023 and 2022.

(in thousands)
	Three Months Ended March 31,
	2023	2022	Change
Management fees	$2,642	$2,634	$8
Overhead allocation	576	441	135
Accrued incentive compensation	470	237	233
Directors fees and liability insurance	323	311	12
Audit, legal and other professional fees	451	304	147
Direct REIT operating expenses	165	325	(160)
Other administrative	377	127	250
Total expenses	$5,004	$4,379	$625

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

Should the Company terminate the management agreement without cause, it will pay the Manager a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the term of the agreement.Table of Contents

The following table summarizes the management fee and overhead allocation expenses for the three months ended March 31, 2023 and for each quarter in 2022.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
March 31, 2023	$3,769,954	$865,722	$2,642	$576	$3,218
December 31, 2022	3,370,608	823,516	2,566	560	3,126
September 30, 2022	3,571,037	839,935	2,616	522	3,138
June 30, 2022	4,260,727	866,539	2,631	519	3,150
March 31, 2022	5,545,844	853,576	2,634	441	3,075

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2023, our RMBS portfolio consisted of $3,999.9 million of Agency RMBS at fair value and had a weighted average coupon on assets of 3.55%. During the three months ended March 31, 2023, we received principal repayments of $61.0 million compared to $157.1 million for the three months ended March 31, 2022. The average three month prepayment speeds for the quarters ended March 31, 2023 and 2022 were 4.0% and 10.7%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2023	3.9	5.7	4.0
December 31, 2022	4.9	6.0	5.0
September 30, 2022	6.1	10.4	6.5
June 30, 2022	8.3	13.7	9.4
March 31, 2022	8.1	19.5	10.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of March 31, 2023 and December 31, 2022:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2023
Fixed Rate RMBS	$3,980,462	99.5%	3.56%	338	1-Feb-53
Interest-Only Securities	18,962	0.5%	4.01%	231	25-Jul-48
Inverse Interest-Only Securities	482	0.0%	0.00%	283	15-Jun-42
Total Mortgage Assets	$3,999,906	100.0%	3.55%	335	1-Feb-53
December 31, 2022
Fixed Rate RMBS	$3,519,906	99.4%	3.47%	339	1-Nov-52
Interest-Only Securities	19,669	0.6%	4.01%	234	25-Jul-48
Inverse Interest-Only Securities	427	0.0%	0.00%	286	15-Jun-42
Total Mortgage Assets	$3,540,002	100.0%	3.46%	336	1-Nov-52

($ in thousands)
	March 31, 2023		December 31, 2022
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,630,153	65.8%	$2,320,960	65.6%
Freddie Mac	1,369,753	34.2%	1,219,042	34.4%
Total Portfolio	$3,999,906	100.0%	$3,540,002	100.0%

	March 31, 2023	December 31, 2022
Weighted Average Pass-through Purchase Price	$105.59	$106.41
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$93.32	$91.46
Weighted Average Structured Current Price	$14.02	$14.05
Effective Duration (1)	5.500	5.580

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 5.500 indicates that an interest rate increase of 1.0% would be expected to cause a 5.500% decrease in the value of the RMBS in the Company’s investment portfolio at March 31, 2023. An effective duration of 5.580 indicates that an interest rate increase of 1.0% would be expected to cause a 5.580% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2022. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2023 and 2022, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2023			2022
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$467,460	$97.97	4.59%	$-	$-	-
Structured RMBS	-	-	-	-	-	-

Borrowings

As of March 31, 2023, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 20 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2023, we had obligations outstanding under the repurchase agreements of approximately $3,769.4 million with a net weighted average borrowing cost of 4.90%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 154 days, with a weighted average remaining maturity of 30 days. Securing the repurchase agreement obligations as of March 31, 2023 are RMBS with an estimated fair value, including accrued interest, of approximately $3,959.0 million and a weighted average maturity of 343 months, and cash pledged to counterparties of approximately $18.1 million. Through April 28, 2023, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2023, with maturities through September 1, 2023.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2023 to date and 2022.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
March 31, 2023	$3,769,437	$3,849,137	$3,573,941	$195,496	5.47%
December 31, 2022	3,378,445	3,414,950	3,256,153	122,292	3.76%
September 30, 2022	3,133,861	4,047,606	3,446,420	(312,559)	(9.07)%
June 30, 2022	3,758,980	4,464,544	4,111,544	(352,564)	(8.57)%
March 31, 2022	4,464,109	6,244,106	5,354,107	(889,998)	(16.62)%	(1)

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the three months ended March 31, 2023, haircuts on our pledged collateral remained stable and as of March 31, 2023, our weighted average haircut was approximately 4.4% of the value of our collateral compared to 4.9% as of December 31, 2022.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of March 31, 2023, we had cash and cash equivalents of $143.2 million. We generated cash flows of $95.6 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,573.9 million during the three months ended March 31, 2023.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Stockholders’ Equity

On October 29, 2021, we entered into an equity distribution agreement (the “October 2021 Equity Distribution Agreement”) with four sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 9,742,188 shares under the October 2021 Equity Distribution Agreement for aggregate gross proceeds of approximately $151.8 million, and net proceeds of approximately $149.3 million, after commissions and fees, prior to its termination in March 2023.

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. No shares have been issued under the March 2023 Equity Distribution Agreement through March 31, 2023 .

Outlook

Economic Summary

As 2022 came to a close and the calendar turned to 2023, there was clear divergence in the outlook for monetary policy between the Federal Reserve (the “Fed”) and the market.  Market pricing in the Fed Funds futures market implied the Fed would increase the Fed Funds rate by 25 bps one or possibly two more times in early 2023 and then begin to lower the Fed Funds rate in late 2023 and continue doing so in 2024 as inflation moderated towards the Fed’s 2% target rate and the economy slowed.  The Fed, as reflected in their “dot plot” and frequent public statements, implied they would hold the Fed Funds rate steady throughout 2023 after the expected hikes early in the year.  The divergence persisted through January of 2023 and into early February until the incoming economic data began to change and clearly supported the Fed’s case that inflation was not slowing and that monetary policy would need to be restrictive until the data warranted such a change.

The January non-farm payroll report released on February 3, 2023 indicated the economy added over 500,000 jobs in January.  The inflation data released in late 2022 was revised higher. It was becoming clear that market pricing of future Fed Funds levels was too optimistic and that the Fed had more work to do. Measures of inflation related to goods had clearly slowed, reflecting the easing of supply constraints brought about by the pandemic, coupled with a shift in consumption patterns away from goods and towards services. However, the Fed’s focus was on service-related inflation, particularly service-related inflation excluding shelter related costs.  This measure of inflation was not declining.  Further, the Fed sees service inflation as being strongly influenced by wage pressures.  With the unemployment rate near historical lows and wage inflation high, there was no reason to believe service-related inflation was about to abruptly slow. In fact, data released in the first months of 2023 for this measure, what is now referred to as “super core” inflation, appears to have accelerated. Strong job growth will only exacerbate the problem. The market pricing for Fed Funds futures moved higher starting in early February and the terminal rate for Fed Funds moved above 5.5% in early March.

This was not the last time the outlook for the economy, inflation and Fed Funds levels would change during the first quarter. In early March there were two large regional bank failures that required the Federal Deposit Insurance Corporation (“FDIC”) to intervene.  The speed with which the banks failed caught the market by surprise and required rapid responses by monetary authorities.  The Fed introduced a bank term lending facility (“BTLF”) and the FDIC announced they would guarantee all deposits at both banks, regardless of size. The cause for both failures was deposit withdrawals.  With short-term rates having risen by well over 400 bps in approximately 1 year, the banks that could not afford to pay correspondingly high rates on their deposits were vulnerable to losing previously cheap funding.  The market expected further problems across the industry and anticipated the Fed would not be able to continue to increase rates and risk exacerbating the problem.  Market pricing in the Fed Funds futures market moved from a terminal rate above 5.5% to pricing in multiple cuts to the Fed Funds rate by year-end.  Interest rates across the curve moved quickly lower.

As the first quarter of 2023 came to a close it appeared the macroprudential policies imposed by the FDIC, U.S. Treasury and Fed were containing the deposit problem in the banking industry.  Once again, the market outlook shifted and the outlook for monetary pricing has shifted as well.  Economic data, particularly labor market and inflation related data has remained supportive of the notion that the Fed would have to move policy to more restrictive levels and keep it there longer. The brief banking crisis initially appeared to have been contained; however, additional bank failures are possible.

Interest Rates

The two-year U.S. Treasury note is the most sensitive to anticipated Fed Funds levels.  The yield on the 2-year U.S. Treasury note was approximately 4.43% on December 31, 2022, declined to just above 4% in early February, increased rapidly after the payroll report on February 3, 2023, to a high of 5.07% on March 8, 2023, then declined to a low of approximately 3.77% on March 24, 2023 after the two bank failures occurred. Since the first quarter ended, the 2-year yield has continued to move significantly from day to day as data and headlines dictate. The daily volatility in the rates market was near historical highs, particularly short-term rates.  Over the course of the first quarter the level of interest rates over the entire curve – nominal rates or SOFR swap levels – did not move materially.  All movements along the curve were plus or minus approximately 40 bps.  Rates/swaps were higher on shorter maturities (six-month maturities or less) and higher for 2-year maturities and longer.  However, this masks the extreme volatility during the quarter where daily movements of 20 bps occurred for several days at a time.  Interest rate volatility is a significant driver of Agency RMBS prices and performance.  With volatility so high during the quarter, performance was negatively impacted, particularly in March, as described below.

Mortgage rates available to borrowers for Agency RMBS were more stable during the first quarter of 2023.  The Mortgage Bankers Association 30-year survey rate averaged 6.45% for the quarter, with a high of 6.79% and a low of 6.18% for the quarter.  Note the first quarter is typically the seasonal trough for housing activity and, with rates still generally far above levels available to borrowers a year or more ago, refinancing activity during the first quarter was barely above the level that occurred in December of 2022, which in turn was the lowest level observed since the very early 2000s.

The Agency RMBS Market

The Agency RMBS market generated a total return of 2.5% for the first quarter of 2023.  The sector underperformed comparable duration SOFR swaps by 0.2% for the first quarter.  Performance for the quarter was meaningfully impacted by the extreme volatility in March.  For the month of March, the sector returns were 2.0% and -1.2% versus comparable duration SOFR swaps.  Performance across the 30-year sector versus comparable duration SOFR swaps was uneven, as lower (2.0% and 2.5% securities) and higher coupons (5.0% and 5.5% securities) underperformed intermediate coupon securities.

The Agency RMBS sector underperformed investment grade and sub-investment grade corporates both on an absolute and relative basis (to comparable duration swaps) for the quarter.  Performance versus most other sectors of the domestic fixed income markets was generally comparable.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month.

On January 29, 2021, the Center for Disease Control and Prevention issued guidance extending eviction moratoriums for covered persons put in place by the CARES Act through March 31, 2021. The FHFA subsequently extended the foreclosure moratorium for loans backed by the Enterprises and the eviction moratorium for real estate owned by the Enterprises until July 31, 2021 and September 30, 2021, respectively. The U.S. Housing and Urban Development Department subsequently extended the FHA foreclosure and eviction moratoria to July 31, 2021, and September 30, 2021, respectively.  Despite the expirations of these foreclosure moratoria, a final rule adopted by the CFPB on June 28, 2021, effectively prohibited servicers from initiating a foreclosure before January 1, 2022, in most instances. Foreclosure activity has risen since the end of the moratorium, with foreclosure starts in the first quarter of 2023 up 22% year over year, but still remaining lower than pre-pandemic levels.

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

If prepayment levels increase, the value of any of our Agency RMBS that are carried at a premium to par that are affected by such prepayments may decline. This is because a principal prepayment accelerates the effective term of an Agency RMBS, which would shorten the period during which an investor would receive above-market returns (assuming the yield on the prepaid asset is higher than market yields). Also, prepayment proceeds may not be able to be reinvested in similar-yielding assets. Agency RMBS backed by mortgages with high interest rates are more susceptible to prepayment risk because holders of those mortgages are most likely to refinance to a lower rate. If prepayment levels decrease, the value of any of our Agency RMBS that are carried at a discount to par that are affected by such prepayments may increase. This is because a principal prepayment accelerates the effective term of an Agency RMBS, which would shorten the timeframe over which an investor would receive the principal of the underlying loans. Agency RMBS backed by mortgages with low interest rates are less susceptible to prepayment risk because holders of those mortgages are less likely to refinance to a higher rate. IOs and IIOs, however, may be the types of Agency RMBS most sensitive to increased prepayment rates. Because the holder of an IO or IIO receives no principal payments, the values of IOs and IIOs are entirely dependent on the existence of a principal balance on the underlying mortgages. If the principal balance is eliminated due to prepayment, IOs and IIOs essentially become worthless. Although increased prepayment rates can negatively affect the value of our IOs and IIOs, they have the opposite effect on POs. Because POs act like zero-coupon bonds, meaning they are purchased at a discount to their par value and have an effective interest rate based on the discount and the term of the underlying loan, an increase in prepayment rates would reduce the effective term of our POs and accelerate the yields earned on those assets, which would increase our net income.

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

The Agency RMBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency RMBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency RMBS market, but ended these purchases in March 2022 and announced plans to reduce its balance sheet. The Fed’s continued reduction of its balance sheet could negatively impact our investment portfolio.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds and T-Note futures contracts or interest rate swaptions.

Summary

The economy and the outlook for monetary policy during the first quarter were very volatile.  While it is likely we are nearing the end of the accelerated policy removal period that began last March the outlook for monetary policy over the course of 2023 and beyond changed multiple times during the quarter, generating significant interest rate volatility, particularly in March.

As the first quarter began the market, as reflected in Fed Funds futures pricing, anticipated the Fed would hike the Fed Funds rate one or possibly two more times in early 2023 and then pivot to easing later in the year as inflation moderated towards their long-term goal of 2%.  The incoming economic data in early February and for the balance of the quarter was strong, especially with respect to inflation, the labor market and wages.  The Fed, cognizant that goods inflation has already moderated significantly, is focused on services inflation, particularly services excluding housing or shelter related costs (what is currently referred to as “super core” inflation).  Readings on “super core” inflation accelerated during the quarter.  As the data was released over the balance of the quarter market pricing for Fed Funds over the course of the year continued to increase and the projected terminal rate eventually exceeded 5.5%.  Consistent with a policy rate that was likely to remain elevated for a considerable period, the yield on the 2-year U.S. Treasury reached 5.07% in early March.

The volatility continued, and in fact increased, when a brief banking crisis occurred in early March.  Two banks failed and were taken over by the FDIC.  The FDIC, U.S. Treasury and Fed responded quickly and as we enter the second quarter it seems the macroprudential steps taken appear to have contained the crisis. However, in the immediate aftermath of these developments, the market reaction was rapid and significant.  The two-year U.S. Treasury yield decreased by approximately 130 bps in a little over two weeks.  Market pricing of Fed Funds at the end of 2023 reflected 3 or 4 25 bps cuts.  The December 2023 contract price moved nearly 175 bps in the week after the first failure of Silicon Valley Bank.  In sum, volatility across the entire rates market was extremely elevated, surpassing all previous periods since the 2008 financial crisis.

The performance for the Agency RMBS market was in line with most sectors of the fixed income markets during the first quarter of 2023 with the exception of the investment grade and sub-investment grade corporate bonds.  However, the volatility described above, which peaked during March, meaningfully impacted performance for the sector in March.  The return for the sector versus comparable duration SOFR swaps was -1.2%.  Across the 30-year, fixed rate sector of the Agency RMBS market returns were uneven, as higher and lower coupons – over 4.5% and below 3.0% - trailed returns for the intermediate coupons.

The failure of Silicon Valley Bank and Signature Bank led to their takeover by the FDIC. The FDIC took possession of approximately $114 billion of securities held by the two banks that the FDIC needs to liquidate.  These sales will occur over the balance of 2023.  The magnitude of these sales in proportion to typical supply levels in the current rate environment represents a formidable risk to the performance of the sector over the near term.  The Agency RMBS expected to be sold – predominantly lower coupon 30, 20 and 15-year securities, have underperformed higher coupon securities since the proposed liquidations were announced. The liquidation sales commenced on April 18th, 2023, and are expected to continue for 30 to 40 more weeks. The Company’s portfolio contains a significant allocation to some of the securities to be sold.  These securities have performed poorly since the announcement date of the liquidations and their poor relative performance may continue.  To the extent this trend continues the Company’s performance will be affected absent changes in the construction of the portfolio or hedges.

Critical Accounting Estimates

Our condensed financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting estimates involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. There have been no changes to our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2022.

Capital Expenditures

At March 31, 2023, we had no material commitments for capital expenditures.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023 - YTD(1)	0.640	25,098
Totals	$65.290	$552,568

(1)

On April 12, 2023, the Company declared a dividend of $0.16 per share to be paid on May 26, 2023. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2023.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2023 and December 31, 2022, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2023 and December 31, 2022.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2023
-200 Basis Points	0.11%	0.99%
-100 Basis Points	0.42%	3.72%
-50 Basis Points	0.28%	2.51%
+50 Basis Points	(0.47)%	(4.14)%
+100 Basis Points	(1.03)%	(9.13)%
+200 Basis Points	(2.41)%	(21.39)%
As of December 31, 2022
-200 Basis Points	0.52%	4.18%
-100 Basis Points	0.61%	4.92%
-50 Basis Points	0.40%	3.25%
+50 Basis Points	(0.43)%	(3.47)%
+100 Basis Points	(1.04)%	(8.38)%
+200 Basis Points	(2.51)%	(20.27)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2023, we had unrestricted cash and cash equivalents of $143.2 million and unpledged securities of approximately $53.8 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company is accumulated and communicated to our management, including our CEO and CFO, by our Manager's employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2023.

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2023.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
January 1, 2023 - January 31, 2023	373,041	$10.62	373,041	4,928,350
February 1, 2023 - February 28, 2023	-	-	-	4,928,350
March 1, 2023 - March 31, 2023	645	10.56	-	4,928,350
Totals / Weighted Average	373,686	$10.62	373,041	4,928,350

(1)

Includes 645 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

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

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference).
3.3	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2022 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 and incorporated herein by reference).
4.1

Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-184538) filed on November 28, 2012 and incorporated herein by reference).

10.1	2023 Long Term Incentive Compensation Plan*†
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS XBRL	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: April 28, 2023	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)