Form 10-Q
period 2023-06-30
Orchid Island Capital, Inc.
filed 2023-07-28
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares outstanding at July 28, 2023: 43,896,709

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $4,368,075 and $3,512,640, respectively)	$4,373,972	$3,540,002
U.S. Treasury Notes, at fair value (includes pledged assets of $37,195 and $36,382, respectively)	37,195	36,382
Cash and cash equivalents	198,246	205,651
Restricted cash	51,091	31,568
Accrued interest receivable	15,266	11,519
Derivative assets	52,324	40,172
Other assets	2,836	442
Total Assets	$4,730,930	$3,865,736

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$4,201,717	$3,378,445
Dividends payable	7,049	5,908
Derivative liabilities	12,875	7,161
Accrued interest payable	11,280	9,209
Due to affiliates	1,241	1,131
Other liabilities	6,683	25,119
Total Liabilities	4,240,845	3,426,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 43,896,709 shares issued and outstanding as of June 30, 2023 and 36,764,983 shares issued and outstanding as of December 31, 2022	439	368
Additional paid-in capital	817,074	779,602
Accumulated deficit	(327,428)	(341,207)
Total Stockholders' Equity	490,085	438,763
Total Liabilities and Stockholders' Equity	$4,730,930	$3,865,736

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Interest income	$77,923	$77,125	$39,911	$35,268
Interest expense	(90,888)	(10,835)	(48,671)	(8,180)
Net interest (expense) income	(12,965)	66,290	(8,760)	27,088
Realized losses on mortgage-backed securities	-	(66,529)	-	(15,443)
Unrealized losses on mortgage-backed securities and U.S. Treasury Notes	(15,644)	(480,560)	(69,539)	(170,598)
Gains on derivative and other hedging instruments	52,211	280,865	93,367	103,367
Net portfolio income (loss)	23,602	(199,934)	15,068	(55,586)

Expenses:
Management fees	5,346	5,265	2,704	2,631
Allocated overhead	1,215	960	639	519
Incentive compensation	788	551	318	314
Directors' fees and liability insurance	641	621	318	310
Audit, legal and other professional fees	899	606	448	302
Direct REIT operating expenses	338	508	173	183
Other administrative	596	421	219	294
Total expenses	9,823	8,932	4,819	4,553

Net income (loss)	$13,779	$(208,866)	$10,249	$(60,139)

Basic and diluted net income (loss) per share	$0.35	$(5.90)	$0.25	$(1.70)

Weighted Average Shares Outstanding	39,356,054	35,403,193	40,210,844	35,406,832

Dividends declared per common share	$0.960	$1.450	$0.480	$0.675

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Six Months Ended June 30, 2023 and 2022

(in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total

Balances, January 1, 2023	36,765	$368	$779,602	$(341,207)	$438,763
Net income	-	-	-	3,530	3,530
Cash dividends declared	-	-	(18,807)	-	(18,807)
Stock based awards and amortization	4	-	181	-	181
Issuance of common stock pursuant to public offerings, net	2,690	26	31,631	-	31,657
Shares repurchased and retired	(373)	(3)	(3,960)	-	(3,963)
Balances, March 31, 2023	39,086	$391	$788,647	$(337,677)	$451,361
Net income	-	-	-	10,249	10,249
Cash dividends declared	-	-	(19,671)	-	(19,671)
Stock based awards and amortization	53	1	790	-	791
Issuance of common stock pursuant to public offerings, net	4,758	47	47,308	-	47,355
Shares repurchased and retired	-	-	-	-	-
Balances, June 30, 2023	43,897	$439	$817,074	$(327,428)	$490,085

Balances, January 1, 2022	35,399	$354	$850,497	$(82,754)	$768,097
Net loss	-	-	-	(148,727)	(148,727)
Cash dividends declared	-	-	(27,492)	-	(27,492)
Stock based awards and amortization	25	-	540	-	540
Balances, March 31, 2022	35,424	$354	$823,545	$(231,481)	$592,418
Net loss	-	-	-	(60,139)	(60,139)
Cash dividends declared	-	-	(23,936)	-	(23,936)
Stock based awards and amortization	2	-	237	-	237
Shares repurchased and retired	(175)	(2)	(2,216)	-	(2,218)
Balances, June 30, 2022	35,251	$352	$797,630	$(291,620)	$506,362

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2023 and 2022

($ in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,779	$(208,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	652	404
Realized losses on mortgage-backed securities	-	66,529
Unrealized losses on mortgage-backed securities and U.S. Treasury Notes	15,644	480,560
Realized and unrealized gains on derivative instruments	(15,244)	(161,731)
Changes in operating assets and liabilities:
Accrued interest receivable	(3,747)	4,927
Other assets	(339)	(583)
Accrued interest payable	2,071	3,152
Other liabilities	410	198
Due to affiliates	110	76
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,336	184,666

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(988,824)	(190,638)
Sales	-	1,934,606
Principal repayments	138,391	279,534
Net (payments on) proceeds from derivative instruments	(11,484)	167,307
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(861,917)	2,190,809

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	17,626,375	22,121,707
Principal payments on repurchase agreements	(16,803,103)	(24,606,833)
Cash dividends	(37,307)	(54,979)
Proceeds from issuance of common stock, net of issuance costs	79,012	-
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(4,278)	(2,441)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	860,699	(2,542,546)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,118	(167,071)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	237,219	450,442
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$249,337	$283,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88,817	$7,683

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

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

On March 7, 2023, Orchid entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2023, the Company issued a total of 4,757,953 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $48.1 million, and net proceeds of approximately $47.4 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the six and three month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The balance sheet at  December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of June 30, 2023.

Reclassification of Comparative Period Information

The Company previously reported $0.7 million and $0.4 million of commissions, fees and other expenses associated with its derivative holdings for the six and three month periods ended June 30, 2022, respectively, in "Direct REIT operating expenses" in the statements of operations.  These expenses have been reclassified as part of "Gains (losses) on derivative and other hedging instruments" to conform with the presentation in the current period.

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

(in thousands)
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$198,246	$205,651
Restricted cash	51,091	31,568
Total cash, cash equivalents and restricted cash	$249,337	$237,219

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as Level 2 assets under the fair value hierarchy as of June 30, 2023 and December 31, 2022 due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848)," deferring the sunset date provided in ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company adopted this ASU during the second quarter of 2023 as the Secured Overnight Financing Rate ("SOFR") replaced LIBOR for certain derivative positions. The adoption of this ASU did not have a material impact on its financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848).” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The guidance in ASU 2021-01 is effective immediately and available generally through December 31, 2024, as reference rate reform activities occur. The Company adopted this ASU during the second quarter of 2023 as SOFR replaced LIBOR for certain derivative positions. The adoption of this ASU did not have a material impact on its financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY NOTES

The following table presents the Company’s RMBS portfolio as of June 30, 2023 and December 31, 2022:

(in thousands)
	June 30, 2023	December 31, 2022
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$4,356,203	$3,519,906
Total Pass-Through Certificates	4,356,203	3,519,906
Structured RMBS Certificates:
Interest-Only Securities	17,448	19,669
Inverse Interest-Only Securities	321	427
Total Structured RMBS Certificates	17,769	20,096
Total	$4,373,972	$3,540,002

As of June 30, 2023 and December 31, 2022, the Company held U.S. Treasury Notes with a fair value of approximately $37.2 million and $36.4 million, respectively, primarily to satisfy collateral requirements of one of its derivative counterparties.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Proceeds from sales of RMBS	$-	$1,934,606
Carrying value of RMBS sold	-	(2,001,135)
Net loss on sales of RMBS	$-	$(66,529)

Gross gain on sales of RMBS	$-	$2,705
Gross loss on sales of RMBS	-	(69,234)
Net loss on sales of RMBS	$-	$(66,529)

NOTE 3. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2023, the Company had met all margin call requirements.

As of June 30, 2023 and December 31, 2022, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2023
Fair market value of securities pledged, including accrued interest receivable	$-	$3,524,215	$592,188	$266,904	$4,383,307
Repurchase agreement liabilities associated with these securities	$-	$3,382,436	$565,230	$254,051	$4,201,717
Net weighted average borrowing rate	-	5.26%	5.24%	5.33%	5.26%
December 31, 2022
Fair market value of securities pledged, including accrued interest receivable	$-	$2,496,769	$884,632	$142,658	$3,524,059
Repurchase agreement liabilities associated with these securities	$-	$2,404,329	$837,299	$136,817	$3,378,445
Net weighted average borrowing rate	-	4.43%	4.51%	4.15%	4.44%

Included in the table above are repurchase agreements with outstanding principal balances of approximately $254.0 million and $190.3 million as of  June 30, 2023 and December 31, 2022, respectively, with interest rates indexed to SOFR that reprice daily.

In addition, cash pledged to counterparties for repurchase agreements was approximately $30.6 million and $13.3 million as of June 30, 2023 and December 31, 2022, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2023, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $200.9 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at June 30, 2023 and December 31, 2022.

NOTE 4. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of June 30, 2023 and December 31, 2022.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Interest rate swaps	Derivative assets, at fair value	$30,093	$4,983
Payer swaptions (long positions)	Derivative assets, at fair value	17,957	33,398
Interest rate caps	Derivative assets, at fair value	211	1,119
Interest rate floors (long positions)	Derivative assets, at fair value	3,844
TBA securities	Derivative assets, at fair value	219	672
Total derivative assets, at fair value		$52,324	$40,172

Liabilities
Payer swaptions (short positions)	Derivative liabilities, at fair value	$10,284	$5,982
Interest rate floors (short positions)	Derivative liabilities, at fair value	$2,573
TBA securities	Derivative liabilities, at fair value	18	1,179
Total derivative liabilities, at fair value		$12,875	$7,161

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$19,865	$16,493
TBA securities	Restricted cash	637	1,734
TBA securities	Other liabilities	(3,027)	(532)
Interest rate swaptions	Other liabilities	(2,150)	(12,489)
Total margin balances on derivative contracts		$15,325	$5,206

Fed Funds and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note futures positions at June 30, 2023 and December 31, 2022.

($ in thousands)
	June 30, 2023
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Positions)(2)
September 2023 5-year T-Note futures (Sep 2023 - Sep 2028 Hedge Period)	$471,500	3.69%	4.40%	$9,795
September 2023 10-year T-Note futures (Sep 2023 - Sep 2033 Hedge Period)	$285,000	3.76%	4.47%	$3,793
September 2023 10-year Ultra futures (Sep 2023 - Sep 2033 Hedge Period)	$244,200	3.71%	3.77%	$2,182

($ in thousands)
	December 31, 2022
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Position)(2)
March 2023 5-year T-Note futures (Mar 2023 - Mar 2028 Hedge Period)	$750,500	4.20%	4.22%	$(100)
March 2023 10-year Ultra futures (Mar 2023 - Mar 2033 Hedge Period)	$174,500	3.66%	3.79%	$965

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $107.1 at June 30, 2023 and $107.9 at December 31, 2022. The contract values of the short positions were $504.9 million and $810.0 million at June 30, 2023 and December 31, 2022, respectively. 10-Year T-Note futures contracts were valued at a price of $112.3 at June 30, 2023. The contract values of the short positions were $320.0 million at June 30, 2023. 10-Year Ultra futures contracts were valued at a price of $118.4 at June 30, 2023 and $118.3 at December 31, 2022. The contract value of the short position was $289.2 million and $206.4 million at June 30, 2023 and December 31, 2022, respectively.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as LIBOR and SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post collateral on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at June 30, 2023 and December 31, 2022.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
June 30, 2023
Expiration > 1 to ≤ 5 years	$500,000	0.84%	5.53%	3.2
Expiration > 5 years	1,651,500	2.53%	5.14%	6.9
	$2,151,500	2.13%	5.23%	6.1
December 31, 2022
Expiration > 1 to ≤ 5 years	$500,000	0.84%	4.75%	3.7
Expiration > 5 years	900,000	1.70%	4.23%	6.6
	$1,400,000	1.39%	4.41%	5.6

As of  June 30, 2023, the table above includes swaps with aggregate notional amounts of $274.0 million that begin accruing interest on February 24, 2024 with a weighted fixed pay rate of 3.43% and a receive rate indexed to overnight SOFR. In accordance with procedures prescribed by the Chicago Mercantile Exchange ("CME"), all of the Company’s remaining LIBOR interest rate swaps cleared through the CME have been converted into SOFR interest rate swaps, effective September 10, 2023.

Our interest rate swaps are centrally cleared through two registered commodities exchanges, the CME and the London Clearing House (“LCH”). The clearing exchanges require that we post an "initial margin" amount determined by the exchanges. The initial margin amount is intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement and is subject to adjustment based on changes in market volatility and other factors. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchanges.

The table below presents information related to the Company’s interest rate cap positions at June 30, 2023 and  December 31, 2022.

($ in thousands)
					Net
			Strike		Estimated
	Notional		Swap	Curve	Fair
	Amount	Cost	Rate	Spread	Value
June 30, 2023
February 8, 2024	$200,000	$1,450	0.09%	2Y10Y	$211

December 31, 2022
February 8, 2024	$200,000	$1,450	0.09%	2Y10Y	$1,119

The table below presents information related to the Company’s interest rate floor positions at June 30, 2023.

($ in thousands)
					Net
			Strike		Estimated
	Notional		Swap		Fair
	Amount	Cost	Rate	Terms	Value
June 30, 2023
Long Position	$1,000,000	$2,500	0.13%	2Y_2s30s	$3,844
Short Position	$(1,000,000)	$(1,358)	(0.37)%	2Y_2s30s	$(2,573)

The table below presents information related to the Company’s interest rate swaption positions at June 30, 2023 and December 31, 2022.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Average	Average	Average
		Fair	Months to	Notional	Fixed	Adjustable	Term
Expiration	Cost	Value	Expiration	Amount	Rate	Rate	(Years)
June 30, 2023
Payer Swaptions - long
≤ 1 year	$36,685	$5,698	3.6	$1,250,000	4.09%	SOFR	10.0
>1 year	10,115	12,259	18.7	1,000,000	3.49%	SOFR	2.0
	$46,800	$17,957	10.3	$2,250,000	3.82%		6.4
Payer Swaptions - short
≤ 1 year	$(3,819)	$(68)	0.6	$(917,000)	4.09%	SOFR	10.0
>1 year	(8,433)	(10,216)	18.7	(1,000,000)	3.74%	SOFR	2.0
	$(12,252)	$(10,284)	10.0	$(1,917,000)	3.91%		5.8
December 31, 2022
Payer Swaptions (long positions)
≤ 1 year	$36,685	$21,253	9.6	$1,250,000	4.09%	SOFR	10.0
> 10 years	11,021	12,145	239.5	120,000	2.05%	SOFR	10.0
	$47,706	$33,398	29.8	$1,370,000	3.91%		10.0
Payer Swaptions (short positions)
≤ 1 year	$(17,800)	$(5,982)	3.6	$(917,000)	4.09%	SOFR	10.0

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of June 30, 2023 and December 31, 2022.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2023
15-Year TBA securities:
5.0%	$100,000	$99,234	$99,351	$117
30-Year TBA securities:
3.0%	(350,000)	(308,494)	(308,410)	84
Total	$(250,000)	$(209,260)	$(209,059)	$201
December 31, 2022
30-Year TBA securities:
2.0%	$(175,000)	$(142,268)	$(143,145)	$(877)
3.0%	(500,000)	(440,644)	(440,274)	370
Total	$(675,000)	$(582,912)	$(583,419)	$(507)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of operations for the six and three months ended June 30, 2023 and 2022.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
T-Note futures contracts (short position)	$24,002	$122,622	$28,040	$42,931
Interest rate swaps	22,940	105,740	49,084	39,570
Payer swaptions (short positions)	4,831	(44,944)	(1,754)	(34,036)
Payer swaptions (long positions)	(9,002)	91,314	3,107	50,339
Interest rate caps	(908)	1,487	(263)	2,483
Interest rate floors (short positions)	(1,216)	-	(1,216)	-
Interest rate floors (long positions)	2,529	-	1,344
TBA securities (short positions)	9,609	3,552	15,599	1,013
TBA securities (long positions)	(574)	1,094	(574)	1,067
Total	$52,211	$280,865	$93,367	$103,367

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

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2023 and December 31, 2022.

(in thousands)
	June 30, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$4,350,306	$-	$4,350,306	$3,492,544	$-	$3,492,544
Structured RMBS - fair value	17,769	-	17,769	20,096	-	20,096
U.S. Treasury Notes	-	37,195	37,195	-	36,382	36,382
Accrued interest on pledged securities	15,232	16	15,248	11,419	16	11,435
Restricted cash	30,589	20,502	51,091	13,341	18,227	31,568
Total	$4,413,896	$57,713	$4,471,609	$3,537,400	$54,625	$3,592,025

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of June 30, 2023 and December 31, 2022.

(in thousands)
	June 30, 2023			December 31, 2022

	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$1,097	$5,177	$6,274	$3,075	$13,021	$16,096
U.S. Treasury securities - fair value	-	-	$-	197	-	197
Total	$1,097	$5,177	$6,274	$3,272	$13,021	$16,293

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2023 and December 31, 2022.

(in thousands)
Offsetting of Assets
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2023
Interest rate swaps	$30,093	$-	$30,093	$-	$-	$30,093
Interest rate swaptions	17,957	-	17,957	-	(2,150)	15,807
Interest rate caps	211	-	211	-	-	211
Interest rate floors	3,844	-	3,844	-	-	3,844
TBA securities	219	-	219	-	(219)	-
	$52,324	$-	$52,324	$-	$(2,369)	$49,955
December 31, 2022
Interest rate swaps	$4,983	$-	$4,983	$-	$-	$4,983
Interest rate swaptions	33,398	-	33,398	-	(12,489)	20,909
Interest rate caps	1,119	-	1,119	-	-	1,119
TBA securities	672	-	672	-	(532)	140
	$40,172	$-	$40,172	$-	$(13,021)	$27,151

(in thousands)
Offsetting of Liabilities
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	as Collateral	Amount
June 30, 2023
Repurchase Agreements	$4,201,717	$-	$4,201,717	$(4,171,128)	$(30,589)	$-
Interest rate swaptions	10,284	-	10,284	-	-	10,284
Interest rate floors	2,573	-	2,573	-	-	2,573
TBA securities	18	-	18	-	(18)	-
	$4,214,592	$-	$4,214,592	$(4,171,128)	$(30,607)	$12,857
December 31, 2022
Repurchase Agreements	$3,378,445	$-	$3,378,445	$(3,365,104)	$(13,341)	$-
Interest rate swaps	-	-	-	-	-	-
Interest rate swaptions	5,982	-	5,982	-	-	5,982
TBA securities	1,179	-	1,179	-	(1,179)	-
	$3,385,606	$-	$3,385,606	$(3,365,104)	$(14,520)	$5,982

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

Common Stock Issuances

During the six months ended June 30, 2023 and the year ended  December 31, 2022, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2023
At the Market Offering Program(3)	First Quarter	$11.77	2,690,000	$31,657
At the Market Offering Program(3)	Second Quarter	9.95	4,757,953	47,355
			7,447,953	$79,012
2022
At the Market Offering Program(3)	First Quarter	$-	-	$-
At the Market Offering Program(3)	Second Quarter	-	-	-
At the Market Offering Program(3)	Third Quarter	-	-	-
At the Market Offering Program(3)	Fourth Quarter	10.45	3,885,048	40,580
			3,885,048	$40,580

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into eleven equity distribution agreements, ten of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through June 30, 2023, the Company repurchased a total of 4,048,613 shares at an aggregate cost of approximately $68.8 million, including commissions and fees, for a weighted average price of $16.99 per share. During the six months ended June 30, 2023, the Company repurchased a total of 373,041 shares at an aggregate cost of approximately $4.0 million, including commissions and fees, for a weighted average price of $10.62 per share.  During the year ended  December 31, 2022, the Company repurchased a total of 2,538,470 shares at an aggregate cost of approximately $24.5 million, including commissions and fees, for a weighted average price of $9.63 per share. The remaining authorization under the stock repurchase program as of July 28, 2023 was 4,928,350 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023 - YTD(1)	1.120	45,531
Totals	$65.770	$573,001

(1)

On July 12, 2023, the Company declared a dividend of $0.16 per share to be paid on August 29, 2023. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2023.

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

The following table presents information related to PUs outstanding during the six months ended June 30, 2023 and 2022.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	36,921	$20.57	26,645	$29.40
Granted	76,696	10.82	35,114	16.55
Vested and issued	(8,924)	22.09	(5,329)	29.40
Unvested, end of period	104,693	$13.30	56,430	$21.40

Compensation expense during period		$258		$270
Unrecognized compensation expense, end of period		$929		$778
Intrinsic value, end of period		$1,084		$804
Weighted-average remaining vesting term (in years)		1.6		1.6

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2023 and 2022. All of the fully vested shares of common stock issued during the six months ended June 30, 2023 and 2022, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2022 and 2021, respectively.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2023	2022
Fully vested shares granted	76,696	35,114
Weighted average grant date price per share	$10.82	$16.55
Compensation expense related to fully vested shares of common stock awards	$830	$581

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

The following table presents information related to the DSUs outstanding during the six months ended June 30, 2023 and 2022.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	54,197	$20.29	28,595	$26.92
Granted and vested	18,713	10.64	8,176	18.30
Outstanding, end of period	72,910	$17.82	36,771	$25.00

Compensation expense during period		$164		$153
Intrinsic value, end of period		$755		$524

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2023.

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

NOTE 11. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the six and three months ended June 30, 2023 and 2022. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2023 and 2022.

(in thousands, except per share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$13,779	$(208,866)	$10,249	$(60,139)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	43,897	35,250	43,897	35,250
Unvested dividend eligible share based compensation outstanding at the balance sheet date	178	-	178	-
Effect of weighting	(4,719)	153	(3,864)	157
Weighted average shares-basic and diluted	39,356	35,403	40,211	35,407
Net income (loss) per common share:
Basic and diluted	$0.35	$(5.90)	$0.25	$(1.70)
Anti-dilutive incentive shares not included in calculation	-	93	-	93

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

RMBS (based on the fair value option), derivatives and TBA securities were recorded at fair value on a recurring basis during the six and three months ended June 30, 2023 and 2022. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Mortgage-backed securities	$-	$4,373,972	$-
U.S. Treasury Notes	37,195	-	-
Interest rate swaps	-	30,093	-
Payer swaptions	-	7,673	-
Interest rate caps	-	211	-
Interest rate floors		1,271
TBA securities	-	201	-
December 31, 2022
Mortgage-backed securities	$-	$3,540,002	$-
U.S. Treasury Notes	36,382	-	-
Interest rate swaps	-	4,983	-
Payer swaptions	-	27,416	-
Interest rate caps	-	1,119	-
TBA securities	-	(507)	-

During the six and three months ended June 30, 2023 and 2022, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $6.9 million and $3.5 million for the six and three months ended June 30, 2023, respectively, and  $6.4 million and $3.3 million for the six and three months ended June 30, 2022, respectively. At June 30, 2023 and December 31, 2022, the net amount due to affiliates was approximately $1.2 million and $1.1 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2023, Bimini owned 569,071 shares, or 1.3%, of the Company’s common stock.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2023 , we issued a total of 4,757,953 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $48.1 million, and net proceed of approximately $47.4 million, after commissions and fees.

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

From the inception of the stock repurchase program through June 30, 2023, the Company repurchased a total of 4,048,613 shares at an aggregate cost of approximately $68.8 million, including commissions and fees, for a weighted average price of $16.99 per share. During the six months ended June 30, 2023, the Company repurchased a total of 373,041 shares of its common stock at an aggregate cost of approximately $4.0 million, including commissions and fees, for a weighted average price of $10.62 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2022 and the first two quarters of 2023, and may continue to occur;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2023, as compared to the Company’s results of operations for the six and three months ended June 30, 2022.

Net Income (Loss) Summary

Net income for the six months ended June 30, 2023 was $13.8 million or $0.35 per share. Net loss for the six months ended June 30, 2022 was $208.9 million, or $5.90 per share. Net income for the three months ended June 30, 2023 was  $10.2 million, or $0.25 per share. Net loss for the three months ended June 30, 2022 was $60.1 million, or $1.70 per share. The components of net income (loss) for the six and three months ended June 30, 2023 and 2022, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest income	$77,923	$77,125	$798	$39,911	$35,268	$4,643
Interest expense	(90,888)	(10,835)	(80,053)	(48,671)	(8,180)	(40,491)
Net interest (expense) income	(12,965)	66,290	(79,255)	(8,760)	27,088	(35,848)
Gains (losses) on RMBS and derivative contracts	36,567	(266,224)	302,791	23,828	(82,674)	106,502
Net portfolio income (loss)	23,602	(199,934)	223,536	15,068	(55,586)	70,654
Expenses	(9,823)	(8,932)	(891)	(4,819)	(4,553)	(266)
Net income (loss)	$13,779	$(208,866)	$222,645	$10,249	$(60,139)	$70,388

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

Described below are the Company’s results of operations for the six months ended June 30, 2023 and 2022, and for each quarter in 2023 to date and 2022.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
June 30, 2023	$10,250	$23,828	$(13,578)	$0.25	$0.59	$(0.34)
March 31, 2023	3,530	12,739	(9,209)	0.09	0.33	(0.24)
December 31, 2022	34,926	36,727	(1,801)	0.95	1.00	(0.05)
September 30, 2022	(84,513)	(94,433)	9,920	(2.40)	(2.68)	0.28
June 30, 2022	(60,139)	(82,673)	22,534	(1.70)	(2.33)	0.63
March 31, 2022	(148,727)	(183,550)	34,823	(4.20)	(5.19)	0.99
Six Months Ended
June 30, 2023	$13,780	$36,567	$(22,787)	$0.35	$0.93	$(0.58)
June 30, 2022	(208,866)	(266,223)	57,357	(5.90)	(7.52)	1.62

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Prior to 2023, we included certain expenses related to our derivative instruments in "Direct REIT operating expenses" in the statements of operations.  Beginning in 2023, we have included these expenses in "Gains (losses) on derivative and hedging instruments."  Prior period amounts have been reclassified to conform with the current presentation.  The table below presents the effect of this reclassification for each quarter in 2022.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2023 and 2022, and for each quarter of 2023 to date and 2022.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized in	TBA Securities		Attributed to	Attributed to
	Income	Gain (Loss)		Current	Future
	Statement	(Short	(Long	Period	Periods
	(GAAP)	Positions)	Positions)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2023	$93,367	$15,599	$(574)	$23,482	$54,860
March 31, 2023	(41,156)	(5,990)	-	19,211	(54,377)
December 31, 2022	(12,319)	(9,700)	-	9,414	(12,033)
September 30, 2022	183,930	10,642	106	4,154	169,028
June 30, 2022	103,367	1,013	1,067	1,605	99,682
March 31, 2022	177,498	2,539	27	(1,605)	176,537
Six Months Ended
June 30, 2023	$52,211	$9,609	$(574)	$42,693	$483
June 30, 2022	280,865	3,552	1,094	-	276,219

The table below presents the effect of the reclassification of derivative expenses discussed above for each quarter in 2022.

Gains (Losses) on Derivative Instruments - Reclassification of Derivative Transaction Expenses
(in thousands)
	Recognized in Income Statement			Attributed to Current Period
	Prior	Reclassified	Current	Prior	Reclassified	Current
	Presentation	Expenses	Presentation	Presentation	Expenses	Presentation
Three Months Ended
December 31, 2022	$(10,657)	$1,662	$(12,319)	$11,076	$1,662	$9,414
September 30, 2022	184,819	889	183,930	5,043	889	4,154
June 30, 2022	103,758	391	103,367	1,996	391	1,605
March 31, 2022	177,816	318	177,498	(1,287)	318	(1,605)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2023	$39,911	$48,671	$23,482	$25,189	$(8,760)	$14,722
March 31, 2023	38,012	42,217	19,211	23,006	(4,205)	15,006
December 31, 2022	31,897	29,512	9,414	20,098	2,385	11,799
September 30, 2022	35,611	21,361	4,154	17,207	14,250	18,404
June 30, 2022	35,268	8,180	1,605	6,575	27,088	28,693
March 31, 2022	41,857	2,655	(1,605)	4,260	39,202	37,597
Six Months Ended
June 30, 2023	$77,923	$90,888	$42,693	$48,195	$(12,965)	$29,728
June 30, 2022	77,125	10,835	-	10,835	66,290	66,290

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the six months ended June 30, 2023, we generated net interest expense of $13.0 million consisting of $77.9 million of interest income from RMBS assets offset by $90.9 million of interest expense on borrowings. For the comparable period ended June 30, 2022, we generated $66.3 million of net interest income, consisting of $77.1 million of interest income from RMBS assets offset by $10.8 million of interest expense on borrowings. The $0.8 million  increase in interest income was due to a 77 basis point ("bps") increase in the yield on average RMBS, partially offset by a $924.9 million  decrease in average RMBS. The $80.1 million increase in interest expense was due to a 435 bps increase in the average cost of funds, partially offset by a $953.0 million  decrease in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2023 and 2022 was $48.2 million and $10.8 million, respectively, resulting in $29.7 million and $66.3 million of economic net interest income, respectively.

During the three months ended June 30, 2023, we generated net interest expense of $8.8 million consisting of $39.9 million of interest income from RMBS assets offset by $48.7 million of interest expense on borrowings. For the comparable period ended June 30, 2022, we generated $27.1 million of net interest income, consisting of $35.3 million of interest income from RMBS assets offset by $8.2 million of interest expense on borrowings. The $4.6 million increase in interest income was due to a 50 bps increase in the yield on average RMBS, which was partially offset by a $73.8 million decrease in average RMBS. The $40.5 million increase in interest expense was due to a 408 bps increase in the average cost of funds, partially offset by a $125.9 million decrease in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the three months ended June 30, 2023 and 2022 was $25.2 million and $6.6 million, respectively, resulting in $14.7 million and $28.7 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2023 and 2022, and each quarter of 2023 to date and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2023	$4,186,939	$39,911	3.81%	$3,985,577	$48,671	$25,189	4.88%	2.53%
March 31, 2023	3,769,954	38,012	4.03%	3,573,941	42,217	23,006	4.72%	2.57%
December 31, 2022	3,370,608	31,897	3.79%	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,571,037	35,611	3.99%	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,260,727	35,268	3.31%	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,545,844	41,857	3.02%	5,354,107	2,655	4,260	0.20%	0.32%
Six Months Ended
June 30, 2023	$3,978,447	$77,923	3.92%	$3,779,759	$90,888	$48,195	4.81%	2.55%
June 30, 2022	4,903,286	77,125	3.15%	4,732,826	10,835	10,835	0.46%	0.46%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2023	$(8,760)	$14,722	(1.07)%	1.28%
March 31, 2023	(4,205)	15,006	(0.69)%	1.46%
December 31, 2022	2,385	11,799	0.16%	1.32%
September 30, 2022	14,250	18,404	1.51%	1.99%
June 30, 2022	27,088	28,693	2.51%	2.67%
March 31, 2022	39,202	37,597	2.82%	2.70%
Six Months Ended
June 30, 2023	$(12,965)	$29,728	(0.89)%	1.37%
June 30, 2022	66,290	66,290	2.69%	2.69%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 31-32 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

Interest Income and Average Asset Yield

Our interest income for the six months ended June 30, 2023 and 2022 was $77.9 million and  $77.1 million, respectively. We had average RMBS holdings of $3,978.4 million and $4,903.3 million for the six months ended June 30, 2023 and 2022, respectively. The yield on our portfolio was 3.92% and 3.15% for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, there was a $0.8 million  increase in interest income due to a 77 bps increase in the yield on average RMBS, partially offset by a $924.9 million  decrease  in average RMBS.

Our interest income for the three months ended June 30, 2023 and 2022 was $39.9 million and $35.3 million, respectively. We had average RMBS holdings of $4,186.9 million and $4,260.7 million for the three months ended June 30, 2023 and 2022, respectively. The yield on our portfolio was 3.81% and 3.31% for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, as compared to three months ended  June 30, 2022, there was a $4.6 million increase in interest income due to a 50 bps increase in the yield on average RMBS that was partially offset by the $73.8 million decrease in average RMBS.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the six months ended June 30, 2023 and 2022, and for each quarter of 2023 to date and 2022.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2023	$4,168,333	$18,606	$4,186,939	$39,495	$416	$39,911	3.79%	8.95%	3.81%
March 31, 2023	3,750,184	19,770	3,769,954	37,594	418	38,012	4.01%	8.44%	4.03%
December 31, 2022	3,335,154	35,454	3,370,608	31,204	693	31,897	3.74%	7.83%	3.79%
September 30, 2022	3,458,277	112,760	3,571,037	32,297	3,314	35,611	3.74%	11.75%	3.99%
June 30, 2022	4,069,334	191,393	4,260,727	31,894	3,374	35,268	3.14%	7.05%	3.31%
March 31, 2022	5,335,353	210,491	5,545,844	40,066	1,791	41,857	3.00%	3.40%	3.02%
Six Months Ended
June 30, 2023	$3,959,258	$19,189	$3,978,447	$77,089	$834	$77,923	3.89%	8.69%	3.92%
June 30, 2022	4,702,343	200,943	4,903,286	71,960	5,165	77,125	3.06%	5.14%	3.15%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,779.8 million and $4,732.8 million and total interest expense of $90.9 million and $10.8 million for the six months ended June 30, 2023 and 2022, respectively. Our average cost of funds was 4.81% for the six months ended June 30, 2023, compared to 0.46% for the comparable period in 2022. The $80.1 million increase in interest expense was due to the 435 bps increase in the average cost of funds, partially offset by the $953.0 million decrease in average outstanding borrowings during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Our economic interest expense was $48.2 million and $10.8 million for the six months ended June 30, 2023 and 2022, respectively. There was a 209 bps increase in the average economic cost of funds to 2.55% for the six months ended June 30, 2023, from 0.46% for the six months ended June 30, 2022.

We had average outstanding borrowings of $3,985.6 million and $4,111.5 million and total interest expense of $48.7 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively. Our average cost of funds was 4.88% for the three months ended June 30, 2023, compared to 0.80% for the comparable period in 2022. The $40.5 million increase in interest expense was due to the 408 bps increase in the average cost of funds, partially offset by the $125.9 million decrease in average outstanding borrowings during the three months ended June 30, 2023, as compared to the comparable period in 2022.

Our economic interest expense was $25.2 million and $6.6 million for the three months ended June 30, 2023 and 2022, respectively. There was a 189 bps increase in the average economic cost of funds to 2.53% for the three months ended June 30, 2023, from 0.64% for the three months ended June 30, 2022.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 19 bps below the one-month average SOFR and 10 bps above the six-month average SOFR for the quarter ended June 30, 2023. Our average economic cost of funds was 254 bps below the average one-month SOFR and 225 bps below the average six-month SOFR for the quarter ended June 30, 2023. The average term to maturity of the outstanding repurchase agreements was 25 days at June 30, 2023 and 27 days at December 31, 2022.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for the six months ended June 30, 2023 and 2022, and for each quarter in 2023 to date and 2022, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2023	$3,985,577	$48,671	$25,189	4.88%	2.53%
March 31, 2023	3,573,941	42,217	23,006	4.72%	2.57%
December 31, 2022	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,354,107	2,655	4,260	0.20%	0.32%
Six Months Ended
June 30, 2023	$3,779,759	$90,888	$48,195	4.81%	2.55%
June 30, 2022	4,732,826	10,835	10,835	0.46%	0.46%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
June 30, 2023	5.07%	4.78%	(0.19)%	0.10%	(2.54)%	(2.25)%
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%
December 31, 2022	4.06%	2.89%	(0.43)%	0.74%	(1.59)%	(0.42)%
September 30, 2022	2.47%	1.43%	0.01%	1.05%	(0.47)%	0.57%
June 30, 2022	1.09%	0.39%	(0.29)%	0.41%	(0.45)%	0.25%
March 31, 2022	0.16%	0.07%	0.04%	0.13%	0.16%	0.25%
Six Months Ended
June 30, 2023	4.85%	4.44%	(0.04)%	0.37%	(2.30)%	(1.89)%
June 30, 2022	0.62%	0.23%	(0.16)%	0.23%	(0.16)%	0.23%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2023 and 2022.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Realized losses on sales of RMBS	$-	$(66,529)	$66,529	$-	$(15,443)	$15,443
Unrealized losses on RMBS and U.S. Treasury Notes	(15,644)	(480,560)	464,916	(69,539)	(170,598)	101,059
Total losses on RMBS and U.S. Treasury Notes	(15,644)	(547,089)	531,445	(69,539)	(186,041)	116,502
Gains on interest rate futures	24,002	122,622	(98,620)	28,040	42,931	(14,891)
Gains on interest rate swaps	22,940	105,740	(82,800)	49,084	39,570	9,514
Gains (losses) on payer swaptions (short positions)	4,831	(44,944)	49,775	(1,754)	(34,036)	32,282
(Losses) gains on payer swaptions (long positions)	(9,002)	91,314	(100,316)	3,107	50,339	(47,232)
(Losses) gains on interest rate caps	(908)	1,487	(2,395)	(263)	2,483	(2,746)
(Losses) gains on interest rate floors (short positions)	(1,216)	-	(1,216)	(1,216)	-	(1,216)
Gains on interest rate floors (long positions)	2,529	-	2,529	1,344	-	1,344
Gains on TBA securities (short positions)	9,609	3,552	6,057	15,599	1,013	14,586
(Losses) gains on TBA securities (long positions)	(574)	1,094	(1,668)	(574)	1,067	(1,641)
Total gains from derivative instruments	$52,211	$280,865	$(228,654)	$93,367	$103,367	$(10,000)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months and three months ended June 30, 2022, we received proceeds of $1,934.6 million and $521.6 million, respectively, from the sales of RMBS.  We did not sell any RMBS during the six and three months ended June 30, 2023.

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

	5 Year	10 Year	15 Year	30 Year	90 Day
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Average
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.35%	6.11%	3.45%
June 30, 2022	3.00%	2.97%	4.65%	5.52%	1.97%
March 31, 2022	2.42%	2.33%	3.39%	4.17%	0.84%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Expenses

For the six and three months ended June 30, 2023, the Company’s total operating expenses were approximately $9.8 million and $4.8 million, compared to approximately $8.9 million and $4.5 million for the six and three months ended June 30, 2022. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2023 and 2022.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Management fees	$5,346	$5,265	$81	$2,704	$2,631	$73
Overhead allocation	1,215	960	255	639	519	120
Accrued incentive compensation	788	551	237	318	314	4
Directors fees and liability insurance	641	621	20	318	310	8
Audit, legal and other professional fees	899	606	293	448	302	146
Direct REIT operating expenses	338	508	(170)	173	183	(10)
Other administrative	596	421	175	219	294	(75)
Total expenses	$9,823	$8,932	$891	$4,819	$4,553	$266

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

The following table summarizes the management fee and overhead allocation expenses for the six months ended June 30, 2023 and 2022 and for each quarter in 2023 to date and 2022.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2023	$4,186,939	$899,109	$2,704	$639	$3,343
March 31, 2023	3,769,954	865,722	2,642	576	3,218
December 31, 2022	3,370,608	823,516	2,566	560	3,126
September 30, 2022	3,571,037	839,935	2,616	522	3,138
June 30, 2022	4,260,727	866,539	2,631	519	3,150
March 31, 2022	5,545,844	853,576	2,634	441	3,075
Six Months Ended
June 30, 2023	$3,978,447	$882,415	$5,346	$1,215	$6,561
June 30, 2022	4,903,286	860,058	5,265	960	6,225

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2023, our RMBS portfolio consisted of $4,374.0 million of Agency RMBS at fair value and had a weighted average coupon on assets of 3.78%. During the six months ended June 30, 2023, we received principal repayments of $138.4 million compared to $279.5 million for the six months ended June 30, 2022. The average three month prepayment speeds for the quarters ended June 30, 2023 and 2022 were 5.3% and 9.4%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2023	5.3	7.0	5.3
March 31, 2023	3.9	5.7	4.0
December 31, 2022	4.9	6.0	5.0
September 30, 2022	6.1	10.4	6.5
June 30, 2022	8.3	13.7	9.4
March 31, 2022	8.1	19.5	10.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of June 30, 2023 and December 31, 2022:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2023
Fixed Rate RMBS	$4,356,203	99.6%	3.80%	337	1-Jun-53
Interest-Only Securities	17,448	0.4%	4.01%	228	25-Jul-48
Inverse Interest-Only Securities	321	0.0%	0.00%	280	15-Jun-42
Total Mortgage Assets	$4,373,972	100.0%	3.78%	334	1-Jun-53
December 31, 2022
Fixed Rate RMBS	$3,519,906	99.4%	3.47%	339	1-Nov-52
Interest-Only Securities	19,669	0.6%	4.01%	234	25-Jul-48
Inverse Interest-Only Securities	427	0.0%	0.00%	286	15-Jun-42
Total Mortgage Assets	$3,540,002	100.0%	3.46%	336	1-Nov-52

($ in thousands)
	June 30, 2023		December 31, 2022
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,897,583	66.2%	$2,320,960	65.6%
Freddie Mac	1,476,389	33.8%	1,219,042	34.4%
Total Portfolio	$4,373,972	100.0%	$3,540,002	100.0%

	June 30, 2023	December 31, 2022
Weighted Average Pass-through Purchase Price	$105.06	$106.41
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$92.75	$91.46
Weighted Average Structured Current Price	$13.25	$14.05
Effective Duration (1)	5.220	5.580

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 5.220 indicates that an interest rate increase of 1.0% would be expected to cause a 5.220% decrease in the value of the RMBS in the Company’s investment portfolio at June 30, 2023. An effective duration of 5.580 indicates that an interest rate increase of 1.0% would be expected to cause a 5.580% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2022. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2023 and 2022, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2023			2022
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$988,824	$99.65	4.97%	$190,638	$99.72	4.04%
Structured RMBS	-	-	-	-	-	-

Borrowings

As of June 30, 2023, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 20 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2023, we had obligations outstanding under the repurchase agreements of approximately $4,201.7 million with a net weighted average borrowing cost of 5.26%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 5 to 175 days, with a weighted average remaining maturity of 25 days. Securing the repurchase agreement obligations as of June 30, 2023 are RMBS with an estimated fair value, including accrued interest, of approximately $4,383.3 million and a weighted average maturity of 342 months, and cash pledged to counterparties of approximately $30.6 million. Through July 28, 2023, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2023, with maturities through December 22, 2023.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2023 to date and 2022.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
June 30, 2023	$4,201,717	$4,201,717	$3,985,577	$216,140	5.42%
March 31, 2023	3,769,437	3,849,137	3,573,941	195,496	5.47%
December 31, 2022	3,378,445	3,414,950	3,256,153	122,292	3.76%
September 30, 2022	3,133,861	4,047,606	3,446,420	(312,559)	(9.07)%
June 30, 2022	3,758,980	4,464,544	4,111,544	(352,564)	(8.57)%
March 31, 2022	4,464,109	6,244,106	5,354,107	(889,998)	(16.62)%	(1)

(1)

The lower ending balance relative to the average balance during the quarter ended March 31, 2022 reflects the disposal of RMBS pledged as collateral. During the quarter ended March 31, 2022, the Company’s investment in RMBS decreased $510.4 million.

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, divided by stockholders' equity. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage at June 30, 2023 was 8.1 to 1, compared to 6.3 to 1 as of December 31, 2022.  Our adjusted leverage at June 30, 2023 was 8.6 to 1, compared to 7.7 to 1 as of December 31, 2022.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
June 30, 2023	$4,201,717	$4,240,845	$(250,000)	$490,086	8.6:1	8.1:1
March 31, 2023	3,769,437	3,814,651	(875,000)	451,361	8.4:1	6.5:1
December 31, 2022	3,378,445	3,426,973	(675,000)	438,763	7.7:1	6.3:1
September 30, 2022	3,133,861	3,405,463	(475,000)	400,377	7.8:1	7.3:1
June 30, 2022	3,758,980	3,968,007	-	506,362	7.4:1	7.8:1
March 31, 2022	4,464,109	4,595,014	-	592,418	7.5:1	7.8:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the six months ended June 30, 2023, haircuts on our pledged collateral remained stable and as of June 30, 2023, our weighted average haircut was approximately 4.6% of the value of our collateral compared to 4.5% as of December 31, 2022.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of June 30, 2023, we had cash and cash equivalents of $198.2 million. We generated cash flows of $209.0 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,779.8 million during the six months ended June 30, 2023.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through June 30, 2023 ,we issued a total of 4,757,953 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately  $48.1 million, and net proceeds of approximately $47.4 million, after commissions and fees.

Outlook

Economic Summary

The regional banking crisis that emerged in March of 2023 seems to have been contained by the various macro-prudential measures implemented by the Fed and U. S. Treasury.  As the perceived risk that the numerous rate increases by the Fed would not cause any problems that could not be contained, the market was left to focus on the economic fundamentals. As a result, the outlook for the economy and monetary policy quickly reverted to where they were in early March before there were any signs of stress in the banking system.  The key elements of the outlook were persistently high core inflation, particularly what the Fed referred to as core services inflation excluding shelter costs, or “super core” inflation, likely driven by a strong and tight labor market.  Measures of super core inflation were persistently high and not falling in the second quarter, and most measures of the labor market implied wage pressures and strong employment would continue to buttress service-related inflation.  Inflation was persistently high in Canada, the United Kingdom and Europe, among other countries, in the second quarter. Because these economies are intertwined, central bank policy amongst these countries was working in parallel and their bond markets were highly correlated.  The breadth of inflationary pressures across the globe and persistent efforts by the various central banks to contain inflation have impacted bond markets and the outlook for interest rates.

Risk sentiment across the U.S. and most of the globe was weak and precarious in the second quarter as markets expected tight financial conditions and elevated levels of interest rates for an extended period.  Exacerbating conditions further in the U.S. was a prolonged impasse over the debt ceiling between the Republican-controlled House of Representatives and the administration of President Biden.  The Secretary of the Treasury, Janet Yellen, anticipated the government would be unable to function without an increase in its borrowing capacity by mid-June of 2023.  The tension mounted as the two sides slowly worked towards a compromise and peaked in late May before a settlement was reached. In the late stages of the stand-off, risk sentiment across all markets deteriorated, including the Agency RMBS market, the market the Company invests in exclusively.

Once a settlement was reached between the Republican leadership in the House of Representatives and the Biden administration, risk sentiment in the markets quickly improved.  However, while the risk of a government shutdown, or worse, was averted, the economic data did not change.  Public comments by Fed officials as well as other central bankers remained very hawkish as inflation measures remained persistently high, labor markets remained very strong and economic activity appeared very resilient to Fed rate increases.  The Fed increased the Fed Funds rate by 25 bps in early May and, while they did not do so again at their June meeting, they strongly signaled to the market that they anticipated hiking again two more times by the end of the year.

Economic data released the first few days of July was very strong, especially labor market data, and public comments by Fed officials were extremely hawkish, leading the markets to react accordingly.  More recent data seems to indicate inflation and labor market tightness are showing early signs of softening and the cumulative rate increases by the Fed may be finally impacting the economy.

While the regional banking crisis was contained by effective macro-prudential policies implemented by the Fed and U.S. Treasury, banks that failed were taken over by the FDIC and their assets were liquidated.  The banks had substantial Agency RMBS portfolios.  The process of liquidating approximately $113 billion of various securities began on April 18, 2023, and continued throughout the second quarter of 2023 and into the third quarter.

Interest Rates

The Fed continues to raise interest rates in an effort to slow persistently high core inflation.  As the market senses the Fed will have to increase overnight rates more, and potentially leave them high for an extended period, yields on U.S. Treasuries have increased as well.  Specifically, yields of shorter maturity U.S. Treasuries increased more than longer maturity U.S. Treasuries, reflecting the need for higher overnight rates in the near term and the likelihood the Fed would ultimately be successful in containing inflation, such that longer maturity U.S. Treasury yields increased far less.  This process led the U.S. Treasury curve to continue to invert. The yield spread between the 2-year U.S. Treasury and the 10-year U.S. Treasury reached a cycle peak of -1.084% in early July.  Yields on the 2-year U.S. Treasury peaked at just under 5% in early July after dropping to less than 3.80% in April.  The 2-year U.S. Treasury yield reached 5.073% in early March of 2023, just before the regional banking crisis emerged.

Prior to the developments described above, futures markets were pricing terminal Fed Funds rates slightly above then current levels with several rate decreases throughout the balance of 2023 and beyond.  As of June 30, 2023, the futures markets were pricing a terminal rate peaking at 5.41% in late 2023 and no rate decreases in 2023.

Mortgage rates available to borrowers for Agency RMBS were once again more stable during the second quarter than U.S. Treasury yields.  The Mortgage Bankers Association 30-year survey rate averaged 6.62% for the second quarter, with a high of 6.91% and a low of 6.30% for the quarter.  The second quarter is typically the seasonal peak for housing activity and, with rates still generally far above levels available to borrowers a year or more ago, refinancing activity during the second quarter remained very low versus historical norms and remains close to the lowest level observed since the year 2000.

The Agency RMBS Market

The Agency RMBS market generated a total return of -0.5% for the second quarter of 2023.  However, the sector outperformed comparable duration SOFR swaps by 1.0% for the second quarter.  Performance for the quarter benefited from reduced rate volatility.  Performance across the 30-year Agency RMBS sector, where essentially all of the Company’s capital is invested, versus comparable duration SOFR swaps was even better than the Agency RMBS market as a whole, and lower coupon securities outperformed intermediate and higher coupon securities.

The Agency RMBS sector underperformed investment grade and sub-investment grade corporates both on an absolute and relative basis (to comparable duration swaps) for the second quarter.  Performance versus most other sectors of the domestic fixed income markets varied, outperforming higher credit sectors and underperforming lower credit sectors.

The FDIC liquidated the assets of two failed banks commencing on April 18, 2023, including approximately $61 billion of Agency RMBS assets, in many cases securities very similar to the securities held by the Company.  As of July 27, 2023, the FDIC has liquidated approximately 80% of the Agency RMBS holdings seized from these banks.  The liquidations had a far more muted impact on the performance of the Agency RMBS market than feared when the auction process was announced, as evidenced by the return figures described above.  Agency RMBS performance was particularly strong once the debt ceiling impasse was settled in late May, as the sector generated excess returns over comparable duration SOFR swaps of 0.6%.

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

On January 29, 2021, the Center for Disease Control and Prevention issued guidance extending eviction moratoriums for covered persons put in place by the CARES Act through March 31, 2021. The FHFA subsequently extended the foreclosure moratorium for loans backed by the Enterprises and the eviction moratorium for real estate owned by the Enterprises until July 31, 2021 and September 30, 2021, respectively. The U.S. Housing and Urban Development Department subsequently extended the FHA foreclosure and eviction moratoria to July 31, 2021, and September 30, 2021, respectively.  Despite the expirations of these foreclosure moratoria, a final rule adopted by the CFPB on June 28, 2021, effectively prohibited servicers from initiating a foreclosure before January 1, 2022, in most instances. Foreclosure activity has risen since the end of the moratorium, with foreclosure starts in the first half of 2023 up 13% and 185% from the comparable periods in 2022 and 2021, respectively, and at 106% and 54% of the comparable period 5-year and 10-year historic averages, respectively.

On September 30, 2019, the FHFA announced that the Enterprises were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to then current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market. On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities.

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

On July 28, 2022, the Fed published a proposed rule to implement the LIBOR Act, which was adopted on December 16, 2022.  The final rule, which went into effect on February 27, 2023, sets benchmark SOFR rates to replace overnight, one-month, three-month, six-month and 12-month LIBOR contracts and provides mechanisms for converting most existing LIBOR contracts, including Agency RMBS, to SOFR no later than June 30, 2023. The last remaining LIBOR bank panel ended June 30, 2023.  Overnight and 12-month U.S. dollar LIBOR settings have permanently ceased, and 1-, 3- and 6-month U.S. dollar LIBOR will continue to be calculated using a synthetic methodology through September 2024.

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

Summary

The regional banking crisis that emerged in March of 2023 elicited a severe reaction in the financial markets as fear that accelerated rates increases by the Fed over the past year were beginning to have very adverse effects on some sectors of the economy.  The Fed and U.S. Treasury were very responsive to these developments and the damage was quickly contained by effective macro-prudential policy.  By late April, market focus began to shift away from the prospects of contagion from a couple of high-profile bank failures to persistently high inflation and an economy that appeared to be far more resilient to rate increases than anticipated.  Market sentiment was also influenced by the fact that essentially all of the world’s major central banks were also combatting persistently high inflation and in most cases were likely to continue with rate hikes as well.

As the regional banking crisis ebbed, the market was faced with an impasse between congressional Republicans and the Biden administration over the debt ceiling that hurt market sentiment in May before the impasse was resolved late in the month.  The Agency RMBS market in particular was negatively impacted as the spread between the Agency RMBS current coupon and the 5-year U.S. Treasury reached approximately 187.5 bps on May 26, 2023.

While the debt ceiling impasse was resolved before the government ran out of borrowing capacity and risk sentiment improved modestly, the economic data, particularly with respect to core inflation and the labor market, did not improve at all.  The U.S. Treasury curve inversion peaked in early July, interest rates continued to rise as the 2-year U.S. Treasury approached 5% and the futures market priced in nearly two additional rate increases by the Fed with no rate decreases at all in 2023.

The Agency RMBS market generated a total return of -0.5% for the second quarter of 2023.  However, the sector outperformed comparable duration SOFR swaps by 1.0% for the second quarter.  Performance for the quarter benefited from reduced rate volatility.  Performance across the 30-year Agency RMBS sector, where essentially all of the Company’s capital is invested, versus comparable duration SOFR swaps was even better than the Agency RMBS market as a whole, and lower coupon securities outperformed intermediate and higher coupon securities.

As the third quarter unfolds, markets and the Fed are closely focused on incoming economic data as it pertains to inflation and the labor markets.  To the extent incoming data supports the notion that the effects of the 500 plus bps of rate increases are having the desired effect, the market will likely anticipate eventual rate decreases by the Fed and the U.S. Treasury curve should steepen, with yields on the front of the curve coming down.  This would likely be very supportive of Agency RMBS performance and the financial results of the Company.  To the extent the data is not supportive, the yield curve will likely remain very inverted and Agency RMBS performance will be muted.

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

Capital Expenditures

At June 30, 2023, we had no material commitments for capital expenditures.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023 - YTD(1)	1.120	45,531
Totals	$65.770	$573,001

(1)

On July 12, 2023, the Company declared a dividend of $0.16 per share to be paid on August 29, 2023. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2023.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2023 and December 31, 2022, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2023 and December 31, 2022.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2023
-200 Basis Points	0.05%	0.43%
-100 Basis Points	0.44%	3.94%
-50 Basis Points	0.30%	2.67%
+50 Basis Points	(0.41)%	(3.68)%
+100 Basis Points	(1.11)%	(9.87)%
+200 Basis Points	(2.75)%	(24.51)%
As of December 31, 2022
-200 Basis Points	0.52%	4.18%
-100 Basis Points	0.61%	4.92%
-50 Basis Points	0.40%	3.25%
+50 Basis Points	(0.43)%	(3.47)%
+100 Basis Points	(1.04)%	(8.38)%
+200 Basis Points	(2.51)%	(20.27)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2023, we had unrestricted cash and cash equivalents of $198.3 million and unpledged securities of approximately $5.9 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2023.

The table below presents the Company’s share repurchase activity for the three months ended June 30, 2023.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
April 1, 2023 - April 30, 2023	27,551	$10.99	-	4,928,350
May 1, 2023 - May 31, 2023	-	-	-	4,928,350
June 1, 2023 - June 30, 2023	604	10.07	-	4,928,350
Totals / Weighted Average	28,155	$10.97	-	4,928,350

(1)

Includes 28,115 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

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

31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document ***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: July 28, 2023	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: July 28, 2023	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)