Form 10-Q
period 2023-09-30
Orchid Island Capital, Inc.
filed 2023-10-27
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares outstanding at October 27, 2023: 52,332,306

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $4,515,127 and $3,512,640, respectively)	$4,520,225	$3,540,002
U.S. Treasury securities, at fair value (includes pledged assets of $36,382 at December 31, 2022)	-	36,382
U.S. Treasury securities, available-for-sale (includes pledged assets of $95,076 at September 30, 2023)	98,326	-
Cash and cash equivalents	158,603	205,651
Restricted cash	119,614	31,568
Accrued interest receivable	17,316	11,519
Derivative assets	20,605	40,172
Other assets	2,204	442
Total Assets	$4,936,893	$3,865,736

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$4,426,947	$3,378,445
Dividends payable	8,398	5,908
Derivative liabilities	2,731	7,161
Accrued interest payable	15,836	9,209
Due to affiliates	1,252	1,131
Other liabilities	14,888	25,119
Total Liabilities	4,470,052	3,426,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 52,332,306 shares issued and outstanding as of September 30, 2023 and 36,764,983 shares issued and outstanding as of December 31, 2022	523	368
Additional paid-in capital	873,862	779,602
Accumulated deficit	(407,560)	(341,207)
Accumulated other comprehensive income	16	-
Total Stockholders' Equity	466,841	438,763
Total Liabilities and Stockholders' Equity	$4,936,893	$3,865,736

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

 For the Nine and Three Months Ended September 30, 2023 and 2022

($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Interest income	$128,030	$112,735	$50,107	$35,610
Interest expense	(149,593)	(32,196)	(58,705)	(21,361)
Net interest (expense) income	(21,563)	80,539	(8,598)	14,249
Realized losses on mortgage-backed securities	-	(132,672)	-	(66,143)
Unrealized losses on mortgage-backed securities and U.S. Treasury securities	(224,576)	(692,781)	(208,932)	(212,221)
Gains on derivative and other hedging instruments	194,253	464,796	142,042	183,931
Net portfolio loss	(51,886)	(280,118)	(75,488)	(80,184)

Expenses:
Management fees	8,216	7,881	2,870	2,616
Allocated overhead	1,772	1,482	557	522
Incentive compensation	1,110	763	322	212
Directors' fees and liability insurance	986	929	345	308
Audit, legal and other professional fees	1,200	899	301	293
Direct REIT operating expenses	531	683	193	175
Other administrative	652	624	56	203
Total expenses	14,467	13,261	4,644	4,329

Net loss	$(66,353)	$(293,379)	$(80,132)	$(84,513)
Unrealized gains on U.S. Treasury securities measured at fair value through other comprehensive net loss	16	-	16	-
Comprehensive net loss	$(66,337)	$(293,379)	$(80,116)	$(84,513)

Basic and diluted net loss per share	$(1.58)	$(8.31)	$(1.68)	$(2.40)

Weighted Average Shares Outstanding	42,103,532	35,336,702	47,773,409	35,205,888

Dividends declared per common share	$1.440	$1.995	$0.480	$0.545

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

(in thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income	Total

Balances, January 1, 2023	36,765	$368	$779,602	$(341,207)	$-	$438,763
Net income	-	-	-	3,530	-	3,530
Cash dividends declared	-	-	(18,807)	-	-	(18,807)
Stock based awards and amortization	4	-	181	-	-	181
Issuance of common stock pursuant to public offerings, net	2,690	26	31,631	-	-	31,657
Shares repurchased and retired	(373)	(3)	(3,960)	-	-	(3,963)
Balances, March 31, 2023	39,086	$391	$788,647	$(337,677)	$-	$451,361
Net income	-	-	-	10,249	-	10,249
Cash dividends declared	-	-	(19,671)	-	-	(19,671)
Stock based awards and amortization	53	1	790	-	-	791
Issuance of common stock pursuant to public offerings, net	4,758	47	47,308	-	-	47,355
Balances, June 30, 2023	43,897	$439	$817,074	$(327,428)	$-	$490,085
Net loss	-	-	-	(80,132)	-	(80,132)
Unrealized gain on available-for-sale securities	-	-	-	-	16	16
Cash dividends declared	-	-	(23,823)	-	-	(23,823)
Stock based awards and amortization	3	-	269	-	-	269
Issuance of common stock pursuant to public offerings, net	8,432	84	80,342	-	-	80,426
Balances, September 30, 2023	52,332	$523	$873,862	$(407,560)	$16	$466,841

Balances, January 1, 2022	35,399	$354	$850,497	$(82,754)	$-	$768,097
Net loss	-	-	-	(148,727)	-	(148,727)
Cash dividends declared	-	-	(27,492)	-	-	(27,492)
Stock based awards and amortization	25	-	540	-	-	540
Balances, March 31, 2022	35,424	$354	$823,545	$(231,481)	$-	$592,418
Net loss	-	-	-	(60,139)	-	(60,139)
Cash dividends declared	-	-	(23,936)	-	-	(23,936)
Stock based awards and amortization	2	-	237	-	-	237
Shares repurchased and retired	(175)	(1)	(2,217)	-	-	(2,218)
Balances, June 30, 2022	35,251	$353	$797,629	$(291,620)	$-	$506,362
Net loss	-	-	-	(84,513)	-	(84,513)
Cash dividends declared	-	-	(19,231)	-	-	(19,231)
Stock based awards and amortization	1	-	143	-	-	143
Shares repurchased and retired	(186)	(2)	(2,382)	-	-	(2,384)
Balances, September 30, 2022	35,066	$351	$776,159	$(376,133)	$-	$400,377

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

($ in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,353)	$(293,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	939	552
Discount accretion on U.S. Treasury Bills	(521)	-
Realized losses on mortgage-backed securities	-	132,672
Unrealized losses on mortgage-backed securities and U.S. Treasury securities	224,576	692,781
Realized and unrealized gains on derivative instruments	(111,100)	(261,364)
Changes in operating assets and liabilities:
Accrued interest receivable	(5,797)	8,332
Other assets	(108)	(353)
Accrued interest payable	6,627	3,636
Other liabilities	441	7,770
Due to affiliates	121	13
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,825	290,660

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,443,827)	(622,535)
Sales and maturities	-	2,731,497
Principal repayments	237,904	376,169
Purchases of U.S. Treasury securities, available-for-sale	(97,789)	-
Proceeds from maturity of U.S. Treasury securities	37,500	-
Net proceeds from derivative instruments	114,494	246,321
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,151,718)	2,731,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	27,780,008	32,427,448
Principal payments on repurchase agreements	(26,731,506)	(35,537,693)
Cash dividends	(59,762)	(76,527)
Proceeds from issuance of common stock, net of issuance costs	159,438	-
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(4,287)	(4,830)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,143,891	(3,191,602)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40,998	(169,490)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	237,219	450,442
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$278,217	$280,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$142,965	$28,560

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

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

On March 7, 2023, Orchid entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through September 30, 2023, the Company issued a total of 13,190,039 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $129.8 million, and net proceeds of approximately $127.8 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the nine and three month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The balance sheet at  December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of September 30, 2023.

Reclassification of Comparative Period Information

The Company previously reported $1.6 million and $0.9 million of commissions, fees and other expenses associated with its derivative holdings for the nine and three month periods ended September 30, 2022, respectively, in "Direct REIT operating expenses" in the statements of comprehensive income.  These expenses have been reclassified as part of "Gains (losses) on derivative and other hedging instruments" to conform with the presentation in the current period.

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

(in thousands)
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$158,603	$205,651
Restricted cash	119,614	31,568
Total cash, cash equivalents and restricted cash	$278,217	$237,219

The Company maintains cash balances at three banks, a government securities backed overnight sweep fund, and excess margin on account with three exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty. The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities and U.S. Treasury Securities

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS. The Company refers to IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes and U.S. Treasury Bills, primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and U.S. Treasury Notes under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the statements of comprehensive income, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed. The Company has designated its U.S. Treasury Bills as available-for-sale.

The Company records securities transactions on the trade date. Security purchases that have not settled as of the balance sheet date are included in the portfolio balance with an offsetting liability recorded, whereas securities sold that have not settled as of the balance sheet date are removed from the portfolio balance with an offsetting receivable recorded.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for RMBS are based on independent pricing sources and/or third party broker quotes, when available. Estimated fair values for U.S. Treasury securities are based on quoted prices for identical assets in active markets.

Income on PT RMBS and U.S. Treasury Notes is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of comprehensive income. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of investments for which the fair value option is elected are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities and U.S. Treasury securities in the accompanying statements of comprehensive income. Realized gains and losses on sales of investments for which the fair value option has been elected, using the specific identification method, are reported as a separate component of net portfolio income on the statements of comprehensive income.

U.S. Treasury Bills are zero-coupon bonds that are purchased at a discount to the par amount. This discount is accreted into income over the life of the investment and reported in the statements of comprehensive income as interest income. Changes in fair value of U.S. Treasury Bills that are classified as available-for-sale are reported in accumulated other comprehensive income ("OCI"). Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gain or loss to reclassify out of accumulated OCI into earnings based on the specific identification method. Since all of the Company's available-for-sale securities designated investments consist of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government, the Company does not record an allowance for credit losses.

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

The Company accounts for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of comprehensive income.

Derivative and other hedging instruments are carried at fair value, and changes in fair value are recorded in statements of comprehensive income as gains or losses on derivative and other hedging instruments for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities. Gains and losses on derivatives, except those that result in cash receipts or payments, are included in operating activities on the statements of cash flows. Cash payments and cash receipts from settlements of derivatives, including current period net cash settlements on interest rates swaps, are classified as an investing activity on the statements of cash flows.

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

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed either in the body of the financial statements or in the accompanying notes. RMBS, Fed Funds and T-Note futures contracts, interest rate swaps, interest rate swaptions and TBA securities are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 13 of the financial statements.

Repurchase Agreements

The Company finances the acquisition of the majority of its RMBS through the use of repurchase agreements under master repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

Manager Compensation

The Company is externally managed by Bimini Advisors, LLC (the “Manager” or “Bimini Advisors”), a Maryland limited liability company and wholly-owned subsidiary of Bimini. The Company’s management agreement with the Manager provides for payment to the Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 14 for the terms of the management agreement.

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

Stock-Based Compensation

The Company may grant equity-based compensation to non-employee members of its Board of Directors and to the executive officers and employees of the Manager. Stock-based awards issued include performance units ("PUs"), deferred stock units ("DSUs") and immediately vested common stock awards. Compensation expense is measured and recognized for all stock-based payment awards made to employees and non-employee directors based on the fair value of the Company’s common stock on the date of grant. Compensation expense is recognized over each award’s respective service period using the graded vesting attribution method. The Company does not estimate forfeiture rates; but rather, adjusts for forfeitures in the periods in which they occur.

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

NOTE 2. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of September 30, 2023 and December 31, 2022:

(in thousands)
	September 30, 2023	December 31, 2022
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$4,502,115	$3,519,906
Total Pass-Through Certificates	4,502,115	3,519,906
Structured RMBS Certificates:
Interest-Only Securities	17,833	19,669
Inverse Interest-Only Securities	277	427
Total Structured RMBS Certificates	18,110	20,096
Total	$4,520,225	$3,540,002

As of December 31, 2022, the Company held U.S. Treasury securities with a fair value of $36.4 million, that were accounted for under the fair value option.  U.S. Treasury securities are held primarily to satisfy collateral requirements of its repurchase and derivative counterparties.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the nine months ended September 30, 2023 and 2022.

(in thousands)
	Nine Months Ended September 30,
	2023	2022
Proceeds from sales of RMBS	$-	$2,731,497
Carrying value of RMBS sold	-	(2,864,169)
Net loss on sales of RMBS	$-	$(132,672)

Gross gain on sales of RMBS	$-	$2,705
Gross loss on sales of RMBS	-	(135,377)
Net loss on sales of RMBS	$-	$(132,672)

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

As of September 30, 2023, the Company held U.S. Treasury securities with a fair value of approximately $98.3 million that were classified as available-for-sale. U.S. Treasury securities are held primarily to satisfy collateral requirements of its repurchase and derivative counterparties.

The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of September 30, 2023 are as follows:

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bills maturing 1/2/2024 and 2/15/2024	$98,310	$16	$-	$98,326

The Company had no securities classified as available-for-sale that were in an unrealized loss position as of September 30, 2023 and December 31, 2022.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2023, the Company had met all margin call requirements.

As of September 30, 2023 and December 31, 2022, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2023
Fair market value of securities pledged, including accrued interest receivable	$-	$2,346,245	$2,190,822	$-	$4,537,067
Repurchase agreement liabilities associated with these securities	$-	$2,287,107	$2,139,840	$-	$4,426,947
Net weighted average borrowing rate	-	5.47%	5.52%	-	5.49%
December 31, 2022
Fair market value of securities pledged, including accrued interest receivable	$-	$2,496,769	$884,632	$142,658	$3,524,059
Repurchase agreement liabilities associated with these securities	$-	$2,404,329	$837,299	$136,817	$3,378,445
Net weighted average borrowing rate	-	4.43%	4.51%	4.15%	4.44%

Included in the table above are repurchase agreements with outstanding principal balances of approximately $52.5 million and $190.3 million as of  September 30, 2023 and December 31, 2022, respectively, with interest rates indexed to SOFR that reprice daily.

In addition, cash pledged to counterparties for repurchase agreements was approximately $113.3 million and $13.3 million as of September 30, 2023 and December 31, 2022, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2023, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $207.6 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at September 30, 2023 and December 31, 2022.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of September 30, 2023 and December 31, 2022.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Interest rate swaps	Derivative assets, at fair value	$5,286	$4,983
Payer swaptions (long positions)	Derivative assets, at fair value	1,418	33,398
Interest rate caps	Derivative assets, at fair value	704	1,119
Interest rate floors (long positions)	Derivative assets, at fair value	3,981	-
TBA securities	Derivative assets, at fair value	9,216	672
Total derivative assets, at fair value		$20,605	$40,172

Liabilities
Payer swaptions (short positions)	Derivative liabilities, at fair value	$-	$5,982
Interest rate floors (short positions)	Derivative liabilities, at fair value	2,500	-
TBA securities	Derivative liabilities, at fair value	231	1,179
Total derivative liabilities, at fair value		$2,731	$7,161

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$3,067	$16,493
TBA securities	Restricted cash	1,670	1,734
TBA securities	Other liabilities	(11,052)	(532)
Interest rate swaptions	Restricted cash	1,530	-
Interest rate swaptions	Other liabilities	(1,520)	(12,489)
Total margin balances on derivative contracts		$(6,305)	$5,206

Fed Funds and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note futures positions at September 30, 2023 and December 31, 2022.

($ in thousands)
	September 30, 2023
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Positions)(2)
December 2023 5-year T-Note futures (Dec 2023 - Feb 2028 Hedge Period)	$471,500	4.33%	4.78%	$5,414
December 2023 10-year T-Note futures (Dec 2023 - Aug 2030 Hedge Period)	$395,000	4.24%	4.97%	$9,069

($ in thousands)
	December 31, 2022
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Position)(2)
March 2023 5-year T-Note futures (Mar 2023 - Mar 2028 Hedge Period)	$750,500	4.20%	4.22%	$(100)
March 2023 10-year Ultra futures (Mar 2023 - Mar 2033 Hedge Period)	$174,500	3.66%	3.79%	$965

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $105.4 at September 30, 2023 and $107.9 at December 31, 2022. The contract values of the short positions were $496.7 million and $810.0 million at September 30, 2023 and December 31, 2022, respectively. 10-Year T-Note futures contracts were valued at a price of $108.1 at September 30, 2023. The contract values of the short positions were $426.8 million at September 30, 2023.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at September 30, 2023 and December 31, 2022.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
September 30, 2023
Expiration > 1 to ≤ 5 years	$500,000	0.84%	5.31%	3.0
Expiration > 5 years	2,126,500	2.84%	5.31%	7.4
	$2,626,500	2.46%	5.31%	6.6
December 31, 2022
Expiration > 1 to ≤ 5 years	$500,000	0.84%	4.75%	3.7
Expiration > 5 years	900,000	1.70%	4.23%	6.6
	$1,400,000	1.39%	4.41%	5.6

As of  September 30, 2023, the table above includes swaps with aggregate notional amounts of $175.0 million that begin accruing interest October 23, 2023 with a weighted fixed pay rate of 3.53% and a receive rate indexed to overnight SOFR, and $274.0 million that begin accruing interest February 24, 2024 with a weighted fixed pay rate of 3.43% and a receive rate indexed to overnight SOFR . In accordance with procedures prescribed by the Chicago Mercantile Exchange ("CME"), all of the Company’s remaining LIBOR interest rate swaps cleared through the CME have been converted into SOFR interest rate swaps, effective September 10, 2023.

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

The table below presents information related to the Company’s interest rate cap positions at September 30, 2023 and  December 31, 2022.

($ in thousands)
			Strike
	Notional		Swap	Curve	Fair
	Amount	Cost	Rate	Spread	Value
September 30, 2023
February 8, 2024	$200,000	$1,450	0.09%	2Y10Y	$704

December 31, 2022
February 8, 2024	$200,000	$1,450	0.09%	2Y10Y	$1,119

The table below presents information related to the Company’s interest rate floor positions at September 30, 2023.

($ in thousands)
			Strike
	Notional		Swap		Fair
	Amount	Cost	Rate	Terms	Value
September 30, 2023
Long Position	$1,000,000	$2,500	0.13%	2Y_2s30s	$3,981
Short Position	$(1,000,000)	$(1,358)	(0.37)%	2Y_2s30s	$(2,500)

The table below presents information related to the Company’s interest rate swaption positions at September 30, 2023 and December 31, 2022.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Average	Average	Average
		Fair	Months to	Notional	Fixed	Adjustable	Term
Expiration	Cost	Value	Expiration	Amount	Rate	Rate	(Years)
September 30, 2023
Payer Swaptions (long positions)
≤ 1 year	$1,619	$1,418	8.0	$800,000	5.40%	SOFR	1.0
	$1,619	$1,418	8.0	$800,000	5.40%		1.0
December 31, 2022
Payer Swaptions (long positions)
≤ 1 year	$36,685	$21,253	9.6	$1,250,000	4.09%	SOFR	10.0
> 10 years	11,021	12,145	239.5	120,000	2.05%	SOFR	10.0
	$47,706	$33,398	29.8	$1,370,000	3.91%		10.0
Payer Swaptions (short positions)
≤ 1 year	$(17,800)	$(5,982)	3.6	$(917,000)	4.09%	SOFR	10.0

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of September 30, 2023 and December 31, 2022.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
September 30, 2023
15-Year TBA securities:
5.0%	$100,000	$97,617	$97,386	$(231)
30-Year TBA securities:
3.0%	(350,000)	(297,154)	(290,116)	7,038
6.0%	(100,000)	(99,872)	(98,766)	1,106
6.5%	(152,500)	(154,382)	(153,310)	1,072
Total	$(502,500)	$(453,791)	$(444,806)	$8,985
December 31, 2022
30-Year TBA securities:
2.0%	$(175,000)	$(142,268)	$(143,145)	$(877)
3.0%	(500,000)	(440,644)	(440,274)	370
Total	$(675,000)	$(582,912)	$(583,419)	$(507)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income for the nine and three months ended September 30, 2023 and 2022.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
T-Note futures contracts (short position)	$66,642	$207,165	$42,640	$84,543
Interest rate swaps	101,257	170,987	78,317	65,247
Payer swaptions (short positions)	4,113	(80,183)	(718)	(35,239)
Payer swaptions (long positions)	(7,389)	150,445	1,613	59,131
Interest rate caps	(415)	988	493	(499)
Interest rate floors (short positions)	(1,143)	-	73	-
Interest rate floors (long positions)	2,666		137
TBA securities (short positions)	31,120	14,194	21,511	10,642
TBA securities (long positions)	(2,598)	1,200	(2,024)	106
Total	$194,253	$464,796	$142,042	$183,931

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

It is the Company's policy not to offset assets and liabilities associated with open derivative contracts. However, CME and LCH rules characterize variation margin transfers as settlement payments, as opposed to adjustments to collateral. As a result, derivative assets and liabilities associated with centrally cleared derivatives for which the CME or LCH serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2023 and December 31, 2022.

(in thousands)
	September 30, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$4,497,017	$-	$4,497,017	$3,492,544	$-	$3,492,544
Structured RMBS - fair value	18,110	-	18,110	20,096	-	20,096
U.S. Treasury securities	4,641	90,435	95,076	-	36,382	36,382
Accrued interest on pledged securities	17,299	-	17,299	11,419	16	11,435
Restricted cash	113,347	6,267	119,614	13,341	18,227	31,568
Total	$4,650,414	$96,702	$4,747,116	$3,537,400	$54,625	$3,592,025

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of September 30, 2023 and December 31, 2022.

(in thousands)
	September 30, 2023			December 31, 2022

	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$-	$12,572	$12,572	$3,075	$13,021	$16,096
U.S. Treasury securities - fair value	-	-	$-	197	-	197
Total	$-	$12,572	$12,572	$3,272	$13,021	$16,293

Cash received as margin is recognized as cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the balance sheets.

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2023 and December 31, 2022.

(in thousands)
Offsetting of Assets
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Assets	Financial
	Gross Amount	Gross Amount	Presented	Instruments	Cash
	of Recognized	Offset in the	in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2023
Interest rate swaps	$5,286	$-	$5,286	$-	$-	$5,286
Interest rate swaptions	1,418	-	1,418	-	(1,418)	-
Interest rate caps	704	-	704	-	-	704
Interest rate floors	3,981	-	3,981	-	-	3,981
TBA securities	9,216	-	9,216	-	(9,216)	-
	$20,605	$-	$20,605	$-	$(10,634)	$9,971
December 31, 2022
Interest rate swaps	$4,983	$-	$4,983	$-	$-	$4,983
Interest rate swaptions	33,398	-	33,398	-	(12,489)	20,909
Interest rate caps	1,119	-	1,119	-	-	1,119
TBA securities	672	-	672	-	(532)	140
	$40,172	$-	$40,172	$-	$(13,021)	$27,151

(in thousands)
Offsetting of Liabilities
				Gross Amount Not
			Net Amount	Offset in the Balance Sheet
			of Liabilities	Financial
	Gross Amount	Gross Amount	Presented	Instruments
	of Recognized	Offset in the	in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	as Collateral	Amount
September 30, 2023
Repurchase Agreements	$4,426,947	$-	$4,426,947	$(4,313,600)	$(113,347)	$-
Interest rate swaptions	-	-	-	-	-	-
Interest rate floors	2,500	-	2,500	-	(1,530)	970
TBA securities	231	-	231	-	(231)	-
	$4,429,678	$-	$4,429,678	$(4,313,600)	$(115,108)	$970
December 31, 2022
Repurchase Agreements	$3,378,445	$-	$3,378,445	$(3,365,104)	$(13,341)	$-
Interest rate swaps	-	-	-	-	-	-
Interest rate swaptions	5,982	-	5,982	-	-	5,982
TBA securities	1,179	-	1,179	-	(1,179)	-
	$3,385,606	$-	$3,385,606	$(3,365,104)	$(14,520)	$5,982

The amounts disclosed for collateral received by or posted to the same counterparty up to and not exceeding the net amount of the asset or liability presented in the balance sheets. The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented. See Note 6 for a discussion of collateral posted or received against or for repurchase obligations and derivative and other hedging instruments.

NOTE 8. CAPITAL STOCK

Reverse Stock Split

On August 30, 2022, the Company effected a 1-for-5 reverse stock split of its common stock and proportionately decreased the number of authorized shares of common stock. All share, per share, DSU and PU information has been retroactively adjusted to reflect the reverse split. The shares of common stock retain a par value of $0.01 per share.

Common Stock Issuances

During the nine months ended September 30, 2023 and the year ended  December 31, 2022, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2023
At the Market Offering Program(3)	First Quarter	$11.77	2,690,000	$31,657
At the Market Offering Program(3)	Second Quarter	9.95	4,757,953	47,355
At the Market Offering Program(3)	Third Quarter	9.54	8,432,086	80,426
			15,880,039	$159,438
2022
At the Market Offering Program(3)	First Quarter	$-	-	$-
At the Market Offering Program(3)	Second Quarter	-	-	-
At the Market Offering Program(3)	Third Quarter	-	-	-
At the Market Offering Program(3)	Fourth Quarter	10.45	3,885,048	40,580
			3,885,048	$40,580

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into eleven equity distribution agreements, ten of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through September 30, 2023, the Company repurchased a total of 4,048,613 shares at an aggregate cost of approximately $68.8 million, including commissions and fees, for a weighted average price of $16.99 per share. During the nine months ended September 30, 2023, the Company repurchased a total of 373,041 shares at an aggregate cost of approximately $4.0 million, including commissions and fees, for a weighted average price of $10.62 per share.  During the year ended  December 31, 2022, the Company repurchased a total of 2,538,470 shares at an aggregate cost of approximately $24.5 million, including commissions and fees, for a weighted average price of $9.63 per share. The remaining authorization under the stock repurchase program as of October 27, 2023 was 4,928,350 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023 - YTD(1)	1.560	68,604
Totals	$66.210	$596,074

(1)

On October 11, 2023, the Company declared a dividend of $0.12 per share to be paid on November 28, 2023. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of September 30, 2023.

NOTE 9. STOCK INCENTIVE PLAN

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

Performance Units

The Company has issued, and may in the future issue additional, PUs under the Incentive Plans to certain executive officers and employees of its Manager. PUs vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the PU agreement. When earned, each PU will be settled by the issuance of one share of the Company’s common stock, at which time the PU will be cancelled. The PUs contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the underlying shares of common stock. PUs are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company or the Manager. Compensation expense for the PUs, included in incentive compensation on the statements of comprehensive income, is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to PUs outstanding during the nine months ended September 30, 2023 and 2022.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	36,921	$20.57	26,645	$29.40
Granted	76,696	10.82	35,114	16.55
Forfeited(1)	-	-	(8,464)	21.40
Vested and issued	(13,386)	22.09	(7,594)	29.40
Unvested, end of period	100,231	$12.91	45,701	$21.01

Compensation expense during period		$430		$331
Unrecognized compensation expense, end of period		$757		$535
Intrinsic value, end of period		$853		$375
Weighted-average remaining vesting term (in years)		1.4		1.4

(1)

The number of shares of common stock issuable upon the vesting of the remaining outstanding PUs was reduced as a result of the book value impairment event that occurred pursuant to the terms of the long term equity incentive compensation plans (the “Plans”) established under the Company’s Incentive Plans. The book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended March 31, 2022 and the Company’s book value per share decline from January 1, 2022 to June 30, 2022 was more than 10%. The Plans provide that if such a book value impairment event occurs, then the number of outstanding PUs that are outstanding as of the last day of such two quarter period shall be reduced by 15%.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2023 and 2022. All of the fully vested shares of common stock issued during the nine months ended September 30, 2023 and 2022, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2022 and 2021, respectively.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2023	2022
Fully vested shares granted	76,696	35,114
Weighted average grant date price per share	$10.82	$16.55
Compensation expense related to fully vested shares of common stock awards	$830	$581

Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of DSU awards pursuant to the Incentive Plans. Each DSU represents a right to receive one share of the Company’s common stock. Beginning in 2022, each non-employee director could elect to receive all of his or her compensation in the form of DSUs. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant. Compensation expense for the DSUs is included in directors’ fees and liability insurance in the statements of comprehensive income. The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock. These dividend equivalent rights are settled in cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock.

The following table presents information related to the DSUs outstanding during the nine months ended September 30, 2023 and 2022.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	54,197	$20.29	28,595	$26.92
Granted and vested	29,091	10.50	14,227	16.52
Outstanding, end of period	83,288	$16.87	42,822	$23.46

Compensation expense during period		$279		$239
Intrinsic value, end of period		$709		$351

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2023.

NOTE 11. INCOME TAXES

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

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the nine and three months ended September 30, 2023 and 2022. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2023 and 2022.

(in thousands, except per share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net loss - Basic and diluted	$(66,353)	$(293,379)	$(80,132)	$(84,513)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	52,332	35,066	52,332	35,066
Effect of weighting	(10,228)	271	(4,559)	140
Weighted average shares-basic and diluted	42,104	35,337	47,773	35,206
Net loss per common share:
Basic and diluted	$(1.58)	$(8.31)	$(1.68)	$(2.40)
Anti-dilutive incentive shares not included in calculation	184	89	184	79

NOTE 13. FAIR VALUE

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

The Company’s U.S. Treasury securities are based on quoted prices for identical instruments in active markets and are classified as Level 1 assets.

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

RMBS (based on the fair value option), derivatives and TBA securities were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2023 and 2022. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values as Level 2 assets under the fair value hierarchy as of September 30, 2023 and December 31, 2022 due to the short-term nature of these financial instruments.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Mortgage-backed securities	$-	$4,520,225	$-
U.S. Treasury securities	98,326	-	-
Interest rate swaps	-	5,286	-
Payer swaptions	-	1,418	-
Interest rate caps	-	704	-
Interest rate floors		1,481
TBA securities	-	8,985	-
December 31, 2022
Mortgage-backed securities	$-	$3,540,002	$-
U.S. Treasury Notes	36,382	-	-
Interest rate swaps	-	4,983	-
Payer swaptions	-	27,416	-
Interest rate caps	-	1,119	-
TBA securities	-	(507)	-

During the nine and three months ended September 30, 2023 and 2022, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 14. RELATED PARTY TRANSACTIONS

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $10.5 million and $3.6 million for the nine and three months ended September 30, 2023, respectively, and $9.7 million and $3.3 million for the nine and three months ended September 30, 2022, respectively. At September 30, 2023 and December 31, 2022, the net amount due to affiliates was approximately $1.3 million and $1.1 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of September 30, 2023, Bimini owned 569,071 shares, or 1.1%, of the Company’s common stock.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through September 30, 2023 , we issued a total of 13,190,039 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $129.8 million, and net proceed of approximately $127.8 million, after commissions and fees.

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

From the inception of the stock repurchase program through September 30, 2023, the Company repurchased a total of 4,048,613 shares at an aggregate cost of approximately $68.8 million, including commissions and fees, for a weighted average price of $16.99 per share. During the nine months ended September 30, 2023, the Company repurchased a total of 373,041 shares of its common stock at an aggregate cost of approximately $4.0 million, including commissions and fees, for a weighted average price of $10.62 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2022 and the first three quarters of 2023, and may continue to occur;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2023, as compared to the Company’s results of operations for the nine and three months ended September 30, 2022.

Net Loss Summary

Net loss for the nine months ended September 30, 2023 was $66.4 million or $1.58 per share. Net loss for the nine months ended September 30, 2022 was $293.4 million, or $8.31 per share. Net loss for the three months ended September 30, 2023 was  $80.1 million, or $1.68 per share. Net loss for the three months ended September 30, 2022 was $84.5 million, or $2.40 per share. The components of net income (loss) for the nine and three months ended September 30, 2023 and 2022, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest income	$128,030	$112,735	$15,295	$50,107	$35,610	$14,497
Interest expense	(149,593)	(32,196)	(117,397)	(58,705)	(21,361)	(37,344)
Net interest (expense) income	(21,563)	80,539	(102,102)	(8,598)	14,249	(22,847)
Losses on RMBS and derivative contracts	(30,323)	(360,657)	330,334	(66,890)	(94,433)	27,543
Net portfolio loss	(51,886)	(280,118)	228,232	(75,488)	(80,184)	4,696
Expenses	(14,467)	(13,261)	(1,206)	(4,644)	(4,329)	(315)
Net loss	$(66,353)	$(293,379)	$227,026	$(80,132)	$(84,513)	$4,381

GAAP and Non-GAAP Reconciliations

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including “Net Earnings Excluding Realized and Unrealized Gains and Losses”, “Economic Interest Expense” and “Economic Net Interest Income.”

Net Earnings Excluding Realized and Unrealized Gains and Losses

We have elected to account for our Agency RMBS under the fair value option. Securities held under the fair value option are recorded at estimated fair value, with changes in the fair value recorded as unrealized gains or losses through the statements of comprehensive income.

In addition, we have not designated our derivative financial instruments used for hedging purposes as hedges for accounting purposes, but rather hold them for economic hedging purposes. Changes in fair value of these instruments are presented in a separate line item in the Company’s statements of comprehensive income and are not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

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

Described below are the Company’s results of operations for the nine months ended September 30, 2023 and 2022, and for each quarter in 2023 to date and 2022.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net Earnings			Net Earnings
			Excluding			Excluding
		Realized and	Realized and		Realized and	Realized and
	Net	Unrealized	Unrealized	Net	Unrealized	Unrealized
	Income	Gains and	Gains and	Income	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
September 30, 2023	$(80,132)	$(66,890)	$(13,242)	$(1.68)	$(1.40)	$(0.28)
June 30, 2023	10,249	23,828	(13,579)	0.25	0.59	(0.34)
March 31, 2023	3,530	12,739	(9,209)	0.09	0.33	(0.24)
December 31, 2022	34,926	36,727	(1,801)	0.95	1.00	(0.05)
September 30, 2022	(84,513)	(94,433)	9,920	(2.40)	(2.68)	0.28
June 30, 2022	(60,139)	(82,673)	22,534	(1.70)	(2.33)	0.63
March 31, 2022	(148,727)	(183,550)	34,823	(4.20)	(5.19)	0.99
Nine Months Ended
September 30, 2023	$(66,353)	$(30,323)	$(36,030)	$(1.58)	$(0.72)	$(0.86)
September 30, 2022	(293,379)	(360,656)	67,277	(8.31)	(10.21)	1.90

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Prior to 2023, we included certain expenses related to our derivative instruments in "Direct REIT operating expenses" in the statements of comprehensive income.  Beginning in 2023, we have included these expenses in "Gains (losses) on derivative and hedging instruments."  Prior period amounts have been reclassified to conform with the current presentation.  The table below presents the effect of this reclassification for each quarter in 2022.

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

We have not elected to designate our derivative holdings for hedge accounting treatment. Changes in fair value of these instruments are presented in a separate line item in our statements of comprehensive income and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

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

We believe that economic interest expense and economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help management to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations. The unrealized gains or losses on derivative instruments presented in our statements of comprehensive income are not necessarily representative of the total interest rate expense that we will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2023 and 2022, and for each quarter of 2023 to date and 2022.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized in	TBA Securities		Attributed to	Attributed to
	Income	Gain (Loss)		Current	Future
	Statement	(Short	(Long	Period	Periods
	(GAAP)	Positions)	Positions)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2023	$142,042	$21,511	$(2,024)	$24,440	$98,115
June 30, 2023	93,367	15,599	(574)	23,482	54,860
March 31, 2023	(41,156)	(5,990)	-	19,211	(54,377)
December 31, 2022	(12,319)	(9,700)	-	9,414	(12,033)
September 30, 2022	183,930	10,642	106	4,154	169,028
June 30, 2022	103,367	1,013	1,067	1,605	99,682
March 31, 2022	177,498	2,539	27	(1,605)	176,537
Nine Months Ended
September 30, 2023	$194,253	$31,120	$(2,598)	$67,133	$98,598
September 30, 2022	464,795	14,194	1,200	4,154	445,247

The table below presents the effect of the reclassification of derivative expenses discussed above for each quarter in 2022.

Gains (Losses) on Derivative Instruments - Reclassification of Derivative Transaction Expenses
(in thousands)
	Recognized in Income Statement			Attributed to Current Period
	Prior	Reclassified	Current	Prior	Reclassified	Current
	Presentation	Expenses	Presentation	Presentation	Expenses	Presentation
Three Months Ended
December 31, 2022	$(10,657)	$1,662	$(12,319)	$11,076	$1,662	$9,414
September 30, 2022	184,819	889	183,930	5,043	889	4,154
June 30, 2022	103,758	391	103,367	1,996	391	1,605
March 31, 2022	177,816	318	177,498	(1,287)	318	(1,605)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
	GAAP	GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
September 30, 2023	$50,107	$58,705	$24,440	$34,265	$(8,598)	$15,842
June 30, 2023	39,911	48,671	23,482	25,189	(8,760)	14,722
March 31, 2023	38,012	42,217	19,211	23,006	(4,205)	15,006
December 31, 2022	31,897	29,512	9,414	20,098	2,385	11,799
September 30, 2022	35,611	21,361	4,154	17,207	14,250	18,404
June 30, 2022	35,268	8,180	1,605	6,575	27,088	28,693
March 31, 2022	41,857	2,655	(1,605)	4,260	39,202	37,597
Nine Months Ended
September 30, 2023	$128,030	$149,593	$67,133	$82,460	$(21,563)	$45,570
September 30, 2022	112,736	32,196	4,154	28,042	80,540	84,694

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the nine months ended September 30, 2023, we incurred net interest expense of $21.6 million consisting of $128.0 million of interest income from RMBS assets offset by $149.6 million of interest expense on borrowings. For the comparable period ended September 30, 2022, we generated $80.5 million of net interest income, consisting of $112.7 million of interest income from RMBS assets offset by $32.2 million of interest expense on borrowings. The $15.3 million increase in interest income was due to a 76 basis point ("bps") increase in the yield on average RMBS, partially offset by a $324.5 million decrease in average RMBS. The $117.4 million increase in interest expense was due to a 404 bps increase in the average cost of funds, partially offset by a $346.0 million decrease in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the nine months ended September 30, 2023 and 2022 was $82.5 million and $28.0 million, respectively, resulting in $45.6 million and $84.7 million of economic net interest income, respectively.

During the three months ended September 30, 2023, we incurred net interest expense of $8.6 million consisting of $50.1 million of interest income from RMBS assets offset by $58.7 million of interest expense on borrowings. For the comparable period ended September 30, 2022, we generated $14.3 million of net interest income, consisting of $35.6 million of interest income from RMBS assets offset by $21.4 million of interest expense on borrowings. The $14.5 million increase in interest income was due to a 52 bps increase in the yield on average RMBS, combined with an $876.1 million increase in average RMBS. The $37.3 million increase in interest expense was due to a 296 bps increase in the average cost of funds, combined with an $867.9 million increase in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the three months ended September 30, 2023 and 2022 was $34.3 million and $17.2 million, respectively, resulting in $15.8 million and $18.4 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2023 and 2022, and each quarter of 2023 to date and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2023	$4,447,098	$50,107	4.51%	$4,314,332	$58,705	$34,265	5.44%	3.18%
June 30, 2023	4,186,939	39,911	3.81%	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,769,954	38,012	4.03%	3,573,941	42,217	23,006	4.72%	2.57%
December 31, 2022	3,370,608	31,897	3.79%	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,571,037	35,611	3.99%	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,260,727	35,268	3.31%	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,545,844	41,857	3.02%	5,354,107	2,655	4,260	0.20%	0.32%
Nine Months Ended
September 30, 2023	$4,134,664	$128,030	4.13%	$3,957,950	$149,593	$82,460	5.04%	2.78%
September 30, 2022	4,459,203	112,736	3.37%	4,304,024	32,196	28,042	1.00%	0.87%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2023	$(8,598)	$15,842	(0.93)%	1.33%
June 30, 2023	(8,760)	14,722	(1.07)%	1.28%
March 31, 2023	(4,205)	15,006	(0.69)%	1.46%
December 31, 2022	2,385	11,799	0.16%	1.32%
September 30, 2022	14,250	18,404	1.51%	1.99%
June 30, 2022	27,088	28,693	2.51%	2.67%
March 31, 2022	39,202	37,597	2.82%	2.70%
Nine Months Ended
September 30, 2023	$(21,563)	$45,570	(0.91)%	1.35%
September 30, 2022	80,540	84,694	2.37%	2.50%

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

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the nine months ended September 30, 2023 and 2022, and for each quarter of 2023 to date and 2022.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2023	$4,429,159	$17,939	$4,447,098	$49,661	$446	$50,107	4.48%	9.96%	4.51%
June 30, 2023	4,168,333	18,606	4,186,939	39,495	416	39,911	3.79%	8.95%	3.81%
March 31, 2023	3,750,184	19,770	3,769,954	37,594	418	38,012	4.01%	8.44%	4.03%
December 31, 2022	3,335,154	35,454	3,370,608	31,204	693	31,897	3.74%	7.83%	3.79%
September 30, 2022	3,458,277	112,760	3,571,037	32,297	3,314	35,611	3.74%	11.75%	3.99%
June 30, 2022	4,069,334	191,393	4,260,727	31,894	3,374	35,268	3.14%	7.05%	3.31%
March 31, 2022	5,335,353	210,491	5,545,844	40,066	1,791	41,857	3.00%	3.40%	3.02%
Nine Months Ended
September 30, 2023	$4,115,892	$18,772	$4,134,664	$126,750	$1,280	$128,030	4.11%	9.09%	4.13%
September 30, 2022	4,287,655	171,548	4,459,203	108,293	1,527	109,820	3.24%	6.59%	3.37%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,958.0 million and $4,304.0 million and total interest expense of $149.6 million and $32.2 million for the nine months ended September 30, 2023 and 2022, respectively. Our average cost of funds was 5.04% for the nine months ended September 30, 2023, compared to 1.00% for the comparable period in 2022. The $117.4 million increase in interest expense was due to the 404 bps increase in the average cost of funds, partially offset by the $346.0 million decrease in average outstanding borrowings during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Our economic interest expense was $82.5 million and $28.0 million for the nine months ended September 30, 2023 and 2022, respectively. There was a 191 bps increase in the average economic cost of funds to 2.78% for the nine months ended September 30, 2023, from 0.87% for the nine months ended September 30, 2022.

We had average outstanding borrowings of $4,314.3 million and $3,446.4 million and total interest expense of $58.7 million and $21.4 million for the three months ended September 30, 2023 and 2022, respectively. Our average cost of funds was 5.44% for the three months ended September 30, 2023, compared to 2.48% for the comparable period in 2022. The $37.3 million increase in interest expense was due to the 296 bps increase in the average cost of funds, combined with an $867.9 million increase in average outstanding borrowings during the three months ended September 30, 2023, as compared to the comparable period in 2022.

Our economic interest expense was $34.3 million and $17.2 million for the three months ended September 30, 2023 and 2022, respectively. There was a 118 bps increase in the average economic cost of funds to 3.18% for the three months ended September 30, 2023, from 2.00% for the three months ended June 30, 2022.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 12 bps above the one-month average SOFR and 27 bps above the six-month average SOFR for the quarter ended September 30, 2023. Our average economic cost of funds was 214 bps below the average one-month SOFR and 199 bps below the average six-month SOFR for the quarter ended September 30, 2023. The average term to maturity of the outstanding repurchase agreements was 32 days at September 30, 2023 and 27 days at December 31, 2022.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for the six months ended September 30, 2023 and 2022, and for each quarter in 2023 to date and 2022, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2023	$4,314,332	$58,705	$34,265	5.44%	3.18%
June 30, 2023	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,573,941	42,217	23,006	4.72%	2.57%
December 31, 2022	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,354,107	2,655	4,260	0.20%	0.32%
Nine Months Ended
September 30, 2023	$3,957,950	$149,593	$82,460	5.04%	2.78%
September 30, 2022	4,304,024	32,196	28,042	1.00%	0.87%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
September 30, 2023	5.32%	5.17%	0.12%	0.27%	(2.14)%	(1.99)%
June 30, 2023	5.07%	4.78%	(0.19)%	0.10%	(2.54)%	(2.25)%
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%
December 31, 2022	4.06%	2.89%	(0.43)%	0.74%	(1.59)%	(0.42)%
September 30, 2022	2.47%	1.43%	0.01%	1.05%	(0.47)%	0.57%
June 30, 2022	1.09%	0.39%	(0.29)%	0.41%	(0.45)%	0.25%
March 31, 2022	0.16%	0.07%	0.04%	0.13%	0.16%	0.25%
Nine Months Ended
September 30, 2023	5.00%	4.68%	0.04%	0.36%	(2.22)%	(1.90)%
September 30, 2022	1.24%	0.63%	(0.24)%	0.37%	(0.37)%	0.24%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2023 and 2022.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Realized losses on sales of RMBS	$-	$(132,672)	$132,672	$-	$(66,143)	$66,143
Unrealized losses on RMBS and U.S. Treasury securities	(224,576)	(692,781)	468,205	(208,932)	(212,221)	3,289
Total losses on RMBS and U.S. Treasury securities	(224,576)	(825,453)	600,877	(208,932)	(278,364)	69,432
Gains on T-Note futures	66,642	207,165	(140,523)	42,640	84,543	(41,903)
Gains on interest rate swaps	101,257	170,987	(69,730)	78,317	65,247	13,070
Gains (losses) on payer swaptions (short positions)	4,113	(80,183)	84,296	(718)	(35,239)	34,521
(Losses) gains on payer swaptions (long positions)	(7,389)	150,445	(157,834)	1,613	59,131	(57,518)
(Losses) gains on interest rate caps	(415)	988	(1,403)	493	(499)	992
(Losses) gains on interest rate floors (short positions)	(1,143)	-	(1,143)	73	-	73
Gains on interest rate floors (long positions)	2,666	-	2,666	137	-	137
Gains on TBA securities (short positions)	31,120	14,194	16,926	21,511	10,642	10,869
(Losses) gains on TBA securities (long positions)	(2,598)	1,200	(3,798)	(2,024)	106	(2,130)
Total gains from derivative instruments	$194,253	$464,796	$(270,543)	$142,042	$183,931	$(41,889)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine and three months ended September 30, 2022, we received proceeds of $2,731.5 million and $796.9 million, respectively, from the sales of RMBS.  We did not sell any RMBS during the nine and three months ended September 30, 2023.

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

	5 Year	10 Year	15 Year	30 Year	90 Day
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Average
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.35%	6.11%	3.45%
June 30, 2022	3.00%	2.97%	4.65%	5.52%	1.97%
March 31, 2022	2.42%	2.33%	3.39%	4.17%	0.84%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

Expenses

For the nine and three months ended September 30, 2023, the Company’s total operating expenses were approximately $14.5 million and $4.6 million, compared to approximately $13.3 million and $4.3 million for the nine and three months ended September 30, 2022. The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2023 and 2022.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Management fees	$8,216	$7,881	$335	$2,870	$2,616	$254
Overhead allocation	1,772	1,482	290	557	522	35
Accrued incentive compensation	1,110	763	347	322	212	110
Directors fees and liability insurance	986	929	57	345	308	37
Audit, legal and other professional fees	1,200	899	301	301	293	8
Direct REIT operating expenses	531	683	(152)	193	175	18
Other administrative	652	624	28	56	203	(147)
Total expenses	$14,467	$13,261	$1,206	$4,644	$4,329	$315

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

The following table summarizes the management fee and overhead allocation expenses for the nine months ended September 30, 2023 and 2022 and for each quarter in 2023 to date and 2022.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2023	$4,447,098	$964,230	$2,870	$557	$3,427
June 30, 2023	4,186,939	899,109	2,704	639	3,343
March 31, 2023	3,769,954	865,722	2,642	576	3,218
December 31, 2022	3,370,608	823,516	2,566	560	3,126
September 30, 2022	3,571,037	839,935	2,616	522	3,138
June 30, 2022	4,260,727	866,539	2,631	519	3,150
March 31, 2022	5,545,844	853,576	2,634	441	3,075
Nine Months Ended
September 30, 2023	$4,134,664	$909,687	$8,216	$1,772	$9,988
September 30, 2022	4,459,203	853,350	7,881	1,482	9,363

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2023, our RMBS portfolio consisted of $4,520.2 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.01%. During the nine months ended September 30, 2023, we received principal repayments of $237.9 million compared to $376.2 million for the nine months ended September 30, 2022. The average three month prepayment speeds for the quarters ended September 30, 2023 and 2022 were 6.0% and 6.5%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2022	6.1	5.7	6.0
June 30, 2023	5.6	7.0	5.6
March 31, 2023	3.9	5.7	4.0
December 31, 2022	4.9	6.0	5.0
September 30, 2022	6.1	10.4	6.5
June 30, 2022	8.3	13.7	9.4
March 31, 2022	8.1	19.5	10.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of September 30, 2023 and December 31, 2022:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2023
Fixed Rate RMBS	$4,502,115	99.6%	4.03%	335	1-Sep-53
Interest-Only Securities	17,833	0.4%	4.01%	225	25-Jul-48
Inverse Interest-Only Securities	277	0.0%	0.00%	277	15-Jun-42
Total Mortgage Assets	$4,520,225	100.0%	4.01%	333	1-Sep-53
December 31, 2022
Fixed Rate RMBS	$3,519,906	99.4%	3.47%	339	1-Nov-52
Interest-Only Securities	19,669	0.6%	4.01%	234	25-Jul-48
Inverse Interest-Only Securities	427	0.0%	0.00%	286	15-Jun-42
Total Mortgage Assets	$3,540,002	100.0%	3.46%	336	1-Nov-52

($ in thousands)
	September 30, 2023		December 31, 2022
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,989,840	66.1%	$2,320,960	65.6%
Freddie Mac	1,530,385	33.9%	1,219,042	34.4%
Total Portfolio	$4,520,225	100.0%	$3,540,002	100.0%

	September 30, 2023	December 31, 2022
Weighted Average Pass-through Purchase Price	$104.87	$106.41
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$89.08	$91.46
Weighted Average Structured Current Price	$13.92	$14.05
Effective Duration (1)	5.460	5.580

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 5.460 indicates that an interest rate increase of 1.0% would be expected to cause a 5.460% decrease in the value of the RMBS in the Company’s investment portfolio at September 30, 2023. An effective duration of 5.580 indicates that an interest rate increase of 1.0% would be expected to cause a 5.580% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2022. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2023 and 2022, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2023			2022
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,443,827	$100.16	5.34%	$622,535	$100.66	4.24%
Structured RMBS	-	-	-	-	-	-

Borrowings

As of September 30, 2023, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 20 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of September 30, 2023, we had obligations outstanding under the repurchase agreements of approximately $4,427.0 million with a net weighted average borrowing cost of 5.49%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 83 days, with a weighted average remaining maturity of 32 days. Securing the repurchase agreement obligations as of September 30, 2023 are RMBS and U.S. Treasury securities with an estimated fair value, including accrued interest, of approximately $4,537.1 million, and cash pledged to counterparties of approximately $113.4 million. Through October 27, 2023, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2023, with maturities through December 22, 2023.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2023 to date and 2022.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
September 30, 2023	$4,426,947	$4,494,858	$4,314,332	$112,615	2.61%
June 30, 2023	4,201,717	4,201,717	3,985,577	216,140	5.42%
March 31, 2023	3,769,437	3,849,137	3,573,941	195,496	5.47%
December 31, 2022	3,378,445	3,414,950	3,256,153	122,292	3.76%
September 30, 2022	3,133,861	4,047,606	3,446,420	(312,559)	(9.07)%
June 30, 2022	3,758,980	4,464,544	4,111,544	(352,564)	(8.57)%
March 31, 2022	4,464,109	6,244,106	5,354,107	(889,998)	(16.62)%	(1)

(1)

The lower ending balance relative to the average balance during the quarter ended March 31, 2022 reflects the disposal of RMBS pledged as collateral. During the quarter ended March 31, 2022, the Company’s investment in RMBS decreased $510.4 million.

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, divided by stockholders' equity. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage at September 30, 2023 was 8.5 to 1, compared to 6.3 to 1 as of December 31, 2022.  Our adjusted leverage at September 30, 2023 was 9.5 to 1, compared to 7.7 to 1 as of December 31, 2022.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
September 30, 2023	$4,426,947	$4,470,052	$(502,500)	$466,841	9.5:1	8.5:1
June 30, 2023	4,201,717	4,240,845	(250,000)	490,086	8.6:1	8.1:1
March 31, 2023	3,769,437	3,814,651	(875,000)	451,361	8.4:1	6.5:1
December 31, 2022	3,378,445	3,426,973	(675,000)	438,763	7.7:1	6.3:1
September 30, 2022	3,133,861	3,405,463	(475,000)	400,377	7.8:1	7.3:1
June 30, 2022	3,758,980	3,968,007	-	506,362	7.4:1	7.8:1
March 31, 2022	4,464,109	4,595,014	-	592,418	7.5:1	7.8:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the nine months ended September 30, 2023, haircuts on our pledged collateral remained stable and as of September 30, 2023, our weighted average haircut was approximately 4.6% of the value of our collateral compared to 4.5% as of December 31, 2022.

TBAs represent a form of off-balance sheet financing and are accounted for as derivative instruments. (See Note 5 to our Financial Statements in this Form 10-Q for additional details on our TBAs). Under certain market conditions, it may be uneconomical for us to roll our TBAs into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of September 30, 2023, we had cash and cash equivalents of $158.6 million. We generated cash flows of $353.4 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,958.0 million during the nine months ended September 30, 2023.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through September 30, 2023 ,we issued a total of 13,190,039 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately  $129.8 million, and net proceeds of approximately $127.8 million, after commissions and fees.

Outlook

Economic Summary

The third quarter of 2023 did not play out as market participants expected.  As the Federal Reserve (the “Fed”) and central banks across the globe have continued with their tightening campaigns, the economy in the U.S. has remained remarkably resilient.  In fact, the advanced reading on gross domestic product (“GDP”) for the third quarter of 2023, released on October 26 was 4.9%.  Conversely the inflation data has continued to slowly trend down towards the Fed’s 2% target. The Fed is monitoring this trend with respect to potential future actions, and it may not have to increase short-term interest rates much more, if at all. However, the unknown is just how long the Fed will have to keep monetary policy at the current restrictive levels to ensure inflation appears likely to decline to its target level. The Fed continues to be concerned about the jobs market, which has remained very strong and seems likely to support continued services inflation at elevated levels, as wage levels are the biggest driver of services inflation.

Consumer spending in the U.S. remains quite strong, driven by a robust labor market, as evidenced by initial unemployment claims at very low levels, and residual savings from the pandemic related government stimulus payments distributed since 2020. While there are clear signs that the tightening conducted by the Fed since their campaign began in March of 2022 has slowed the economy, they are not pervasive and signs of strength in economic growth remain. To the extent these conditions persist, monetary policy is likely to remain restrictive.

Interest Rates

Interest rate movements during the third quarter of 2023 were driven by two significant developments. The first may have implications for the economy for the foreseeable future, not just near-term monetary policy.  At the end of July Fitch Ratings downgraded the credit rating of the United States and Moody’s Investor Services announced the credit rating of the U.S. was under review for a potential down-grade later in the quarter.  At approximately the same time as Fitch announced its downgrade, the U.S. Treasury announced a revision to its debt issuance levels for the balance of the third quarter of 2023.  The revision amounted to an approximate 35% increase compared to previous estimates. The Congressional budget office estimates the fiscal 2023 deficit may reach $2 trillion dollars. Fitch and Moody’s cited the rapidly expanding deficits as the primary cause of the downgrades but also cited the continued government dysfunction owing to rampant partisanship, which may impair the government's ability to effectively manage deficits going forward. Evidence of the latter was on display when the government narrowly avoided a shut-down at the end of September, closely followed by the majority party in the House ousting their speaker.  Since the agreement reached on September 30 only funds the government through November 17, 2023, the next attempt to fund the government for the balance of fiscal year 2024 could prove challenging. The rates market reacted to this development as longer maturity rates increased throughout the balance of the third quarter, implying the market is increasing the term premium associated with longer-term U.S. Treasury notes and bonds. From mid-July through early October, the yield on the 10-year U.S. Treasury note increased by approximately 100 basis points. Actions abroad also affected longer-term rates in the U.S., namely the Bank of Japan taking steps to relax its yield curve control regime by allowing yields on longer-term maturity Japanese Government Bonds (“JGBs”) to increase. By doing so, it increased the attractiveness of JGBs to Japanese investors over U.S. Treasury securities, thereby lessening demand for U.S. Treasury securities, leading to potentially higher U.S. yields.  The increases in longer-term U.S. Treasury yields tighten financial conditions in the U.S. and support the restrictive monetary policy of the Fed, likely reducing the need of the Fed to increase short-term rates or keep their policy restrictive for as long as might be needed absent this development.  However, to the extent the U.S. continues to generate historically high budget deficits – as is expected - and U.S. Treasury issuance remains elevated, it is possible longer-term rates may remain elevated for much longer than the current economic cycle and have negative implications for the U.S. economy in the future.

A second development during the quarter occurred at the Fed’s September Federal Open Market Committee ("FOMC") meeting when the Fed released their “dot” plot, a summary of FOMC members' anticipated level of the Fed Funds rate for the next several years. The dot plot released reflected a funds rate 50 basis points higher at the end of 2024 than the last dot plot issued at the conclusion of the FOMC meeting in June 2023. The increase reflected expectations for a minimal reduction in the funds rate prior to the end of 2024. The Fed cited the persistently strong economy, particularly the labor market as referenced above, as reasons for keeping monetary policy restrictive for so long. The following morning initial unemployment claims for the prior week were released and were barely above 200,000, a level consistent with a very strong labor market. This triggered a second round of significant movement in long-term U.S. Treasury rates as the U.S. Treasury yield curve steepened even further.  On July 3, 2023, the spread between the 2-year U.S. Treasury note and the 10-year U.S. Treasury note reached a peak for the current cycle at -108.04 basis points.  At the end of the third quarter, the inversion was only -47.35 basis points and is currently -16.46 basis points. The impact of this development was felt across all markets as risk sentiment collapsed and all financial markets suffered heavy losses.

The developments above also increased volatility across both the fixed income and equity markets, with both realizing levels of volatility and market pricing assumptions of volatility going forward.

The Agency RMBS Market

The regional banking crisis that occurred in March of 2023 led to the liquidation of the holdings of the institutions taken over by the FDIC.  The liquidation auctions of over $60 billion of Agency RMBS concluded during the third quarter and did not have the outsized negative impact on the market most feared.  However, the developments in the rates market described above did have an impact on the Agency RMBS market, especially the Fed meeting in September.  As risk sentiment across markets collapsed and volatility across the equity and rates markets increased market participants largely remained on the sidelines as the events unfolded and most asset classes performed very poorly.  This was the case with the Agency RMBS market as well.  Spreads on Agency RMBS to comparable duration U.S. Treasuries or swaps increased markedly, and in the case of the current coupon 30-year conventional security with a coupon of approximately 6.5%, the spread to the 5-year U.S. Treasury increased by approximately 30 basis points from September 15, 2023 through October 3, 2023.  This spread peaked at just over 186 basis points on October 3, 2023.  By comparison, the same spread was 143.4 basis points in mid-June of 2023.

Based on ICE Bank of America data for the fixed income indices, for the third quarter of 2023 Agency RMBS generated a return of -4.1% and -1.6% versus comparable duration swaps, respectively. With respect to individual sectors of the Agency RMBS index, longer duration sectors and coupons underperformed owing to the significant steepening of the interest rate curve.  The 30-year fixed rate sector generated returns of -4.6% and -1.9% versus swaps, respectively.  The 15-year sector and Ginnie Mae sectors generated absolute returns of -1.7% and -3.7% respectively.  Returns versus swaps for the 15-year fixed rate and Ginnie Mae sectors were -0.5% and -1.3%, respectively.  Across the 30-year fixed rate coupon stack returns varied from -5.7% for 2.0% coupons to -1.7% for 5.5% coupons. Excess returns for the same coupons were -2.4% and -1.2%, respectively, and the distribution of returns followed the durations of the various coupons in a consistent fashion.

The Agency RMBS sector underperformed investment grade and sub-investment grade corporates both on an absolute and relative basis (to comparable duration swaps) for the third quarter. In response to the significant increase in interest rates and volatility, with the corresponding weakness in Agency RMBS assets continuing since the end of the third quarter, we have reduced our leverage and increased hedges. Since September 30, 2023, we have reduced our holding of 30-year fixed rate 3.0% coupons by approximately 40%, added to shorts in the same coupon and eliminated our 15-year TBA long position. Finally, we eliminated our short TBA positions in higher coupons.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. As interest rates have increased and prepayment speeds have slowed, the actual balance sheet reduction of Agency RMBS has trended well below the cap during 2023.

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

Summary

The third quarter of 2023 was a very challenging period for the financial markets, especially the fixed income markets in the U.S. The U.S. economy proved incredibly resilient in the face of continued rate increases by the Fed since March of 2022 of 500 basis points of Fed policy tightening in the aggregate. Growth for the third quarter was a surprising 4.9%, as measured by GDP.  The Fed recognizes its goal of bringing inflation back to its 2% target is likely going to require tight monetary policy for an extended period, likely well into 2024.  Fiscal deficits in the U.S. continue to grow and are expected to remain at elevated levels for the next few years.  The deficits, coupled with the dysfunction in Washington, led Fitch to downgrade the debt of the U.S. and Moody’s has indicated it may do the same.  The combination of these factors, among others, drove long-term U.S. Treasury rates much higher and steepened the yield curve, as short-term rates remained fairly steady as the market expects the Fed is at or near the end of their tightening cycle.

The Agency RMBS market was meaningfully impacted by these developments, particularly late in the third quarter.  From mid-July through early October, the yield on the 10-year U.S. Treasury note increased by approximately 100 basis points. At the conclusion of the September Fed meeting the dot plot released by the FOMC indicated it anticipated the Fed Funds rate would be 50 basis points higher at the end of 2024 than its last release in June.  These developments drove investors away from risk assets, and they had an outsized impact of the Agency RMBS market. One of the primary causes lies in the fact that there are few marginal buyers of the asset class at the moment.  The Fed is proceeding with its quantitative tightening program, so its holdings of Agency RMBS and U.S. Treasuries are running off.  The other very large traditional buyer of MBS, banks, are not active in the space given the inverted curve, and multi-sector asset managers are already heavily invested in the sector.  This leaves only the dealer community and the hedge funds that are typically active in the space to support the sector.  Hedge funds are typically very levered and unable to stay engaged in the sector for any length of time during periods of high volatility. As a result, the sector performed very poorly during the third quarter, particularly from late September and into early October.  The returns for the MBS index for the third quarter of 2023 and the month of September were -4.1% and -3.1%, respectively.

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

Capital Expenditures

At September 30, 2023, we had no material commitments for capital expenditures.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023 - YTD(1)	1.560	68,604
Totals	$66.210	$596,074

(1)

On October 11, 2023, the Company declared a dividend of $0.12 per share to be paid on November 28, 2023. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of September 30, 2023.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2023 and December 31, 2022, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2023 and December 31, 2022.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2023
-200 Basis Points	0.09%	0.84%
-100 Basis Points	0.47%	4.58%
-50 Basis Points	0.32%	3.10%
+50 Basis Points	(0.46)%	(4.46)%
+100 Basis Points	(1.04)%	(10.06)%
+200 Basis Points	(2.43)%	(23.51)%
As of December 31, 2022
-200 Basis Points	0.52%	4.18%
-100 Basis Points	0.61%	4.92%
-50 Basis Points	0.40%	3.25%
+50 Basis Points	(0.43)%	(3.47)%
+100 Basis Points	(1.04)%	(8.38)%
+200 Basis Points	(2.51)%	(20.27)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2023, we had unrestricted cash and cash equivalents of $158.6 million and unpledged securities of approximately $5.1 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2023.

The table below presents the Company’s share repurchase activity for the three months ended September 30, 2023.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
July 1, 2023 - July 31, 2023	-	$-	-	4,928,350
August 1, 2023 - August 31, 2023	-	-	-	4,928,350
September 1, 2023 - September 30, 2023	948	8.99	-	4,928,350
Totals / Weighted Average	948	$8.99	-	4,928,350

(1)

Includes 948 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

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

Orchid Island Capital, Inc.
Registrant

Date: October 27, 2023	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: October 27, 2023	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)