Form 10-K
period 2023-12-31
Orchid Island Capital, Inc.
filed 2024-02-23
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 the aggregate market value of the common stock held by nonaffiliates was $446,386,589

Number of shares outstanding at February 22, 2024: 51,303,301

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the 2024 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Report”).

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
●

the effect of actual, anticipated or proposed actions of the U.S. government, including the U.S. Federal Reserve (the "Fed"), the Federal Housing Finance Agency (the "FHFA"), the Federal Housing Administration (the "FHA"), the Federal Open Market Committee (the "FOMC") and the U.S. Treasury, on interest rates, monetary policy, fiscal policy and the housing and credit markets;

●	the effect of interest rate changes on inflation, unemployment, and mortgage supply and demand;
●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets;
●	our ability to obtain future financing arrangements;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●	market trends;
●

the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the "Enterprises") and related efforts, along with any changes in laws and regulations affecting the relationship between the Enterprises and the U.S. government;

●	our ability to make distributions to our stockholders in the future;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
●	our ability to maintain the listing of our common stock on the New York Stock Exchange ("NYSE");
●	geo-political events, government responses to such events and the related impact on the economy both nationally and internationally;
●

the effect of the coronavirus (COVID-19) pandemic and the potential future outbreak of other highly infectious or contagious diseases on the Agency RMBS market and on our results of future operations, financial position, and liquidity;

●	expected capital expenditures; and
●	the impact of technology on our operations and business.

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

●

IIOs. IIOs represent the stream of interest payments on a pool of mortgages that underlie RMBS, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, the coupon interest rate (i.e. the Secured Overnight Funding Rate ("SOFR")), and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day SOFR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day SOFR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day SOFR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day SOFR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day SOFR and expectations by market participants of future movements in the level of 30-day SOFR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

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

Our investment strategy consists of the following components:

●	investing in pass-through Agency RMBS, CMOs and certain structured Agency RMBS on a leveraged basis to increase returns on the capital allocated to this portfolio;
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

●	investing in TBAs;
●	investing in Agency RMBS in order to minimize credit risk;
●	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act; and
●	investing in assets that will allow us to maintain our qualification as a REIT.

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

We allocate our capital between two sub-portfolios. The pass-through Agency RMBS portfolio, which includes CMOs issued by the Enterprises, will be leveraged generally through repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. Long positions in TBAs are considered a component of the pass-through Agency RMBS category. While there is no explicit leverage applied to TBAs via repurchase agreement borrowings, as is the case with pass-through securities, to accurately reflect our reported leverage ratio, we calculate our leverage both with and without the market value of the net forward agreement as a component of our total leverage exposure for purposes of reporting our leverage ratio and other risk metrics. We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments.

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), SOFR, federal funds ("Fed Funds") and Eurodollar futures contracts, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”), interest rate caps and TBA securities transactions, but the Company may enter into other derivatives in the future.

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

An interest rate cap is a contract protecting us against a rise in interest rates above a fixed level. Interest rate caps are often used by borrowers to hedge against floating rate risk.

Additionally, our structured Agency RMBS generally exhibit sensitivities to movements in interest rates different than our pass-through Agency RMBS. To the extent they do so, our structured Agency RMBS may protect us against declines in the market value of our combined portfolio that result from adverse interest rate movements, although we cannot assure you that this will be the case.

The Company accounts for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of comprehensive income (loss).

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

Tax Structure

We have elected to be taxed as a REIT for U.S. federal income tax purposes. Our ability to maintain our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our capital stock. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we intend to continue to operate in a manner that will enable us to continue to meet the requirements for qualification and taxation as a REIT.

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

●	Further downgrades of the U.S. credit rating, automatic spending cuts, mounting budget deficits or another government shutdown could negatively impact our liquidity, financial condition and earnings.
●	Although structured Agency RMBS are generally subject to the same risks as our pass-through Agency RMBS, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.
●	Differences in the stated maturity of our fixed rate assets, or in the timing of interest rate adjustments on our adjustable-rate assets, and our borrowings may adversely affect our profitability.
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

●	We cannot predict the effect that government policies, laws and plans adopted in response to geopolitical events, a global pandemic, or global recessionary economic conditions will have on us.

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

Further downgrades of the U.S. credit rating, automatic spending cuts, mounting budget deficits or another government shutdown could negatively impact our liquidity, financial condition and earnings.

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

We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. In addition, we may have adjustable-rate assets with interest rates that vary over time based upon changes in an objective index, such as the U.S. Treasury rate or SOFR. These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings.

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

The Fed owns approximately $2.4 trillion of Agency RMBS as of December 31, 2023. After nearly doubling its Agency RMBS holdings from $1.4 trillion in March 2020 to a peak of over $2.7 trillion in April of 2022 as a result of its COVID-19 policy response, the Fed halted purchases of Agency RMBS in September 2022 and began allowing up to $35 billion per month of Agency RMBS to run off its balance sheet.  This, combined with the Fed’s aggressive hikes to the Fed Funds rate in an effort to curb inflation, has resulted in a net supply of Agency RMBS, an increase in interest rates and a current inversion of the yield curve that has negatively impacted the market value of Agency RMBS.  With prepayments slowing in response to rising mortgage rates, Agency RMBS runoffs may not reduce the Fed’s balance sheet quickly enough to meet its stated policy goals, raising the possibility of the Fed selling Agency RMBS outright.  These actions by the Fed to date, along with interest rate increases, have adversely impacted the prices and returns of Agency RMBS.  While it is very difficult to predict the impact of a continuing Fed portfolio runoff or potential sales of Agency RMBS on the supply, prices and liquidity of Agency RMBS, returns on Agency RMBS may be adversely affected.

Short-term interest rates are currently higher than long-term interest rates.  This phenomenon, typically referred to as an inverted U.S. Treasury or yield curve, occurred during 2022 and 2023, and may continue well into the future.  Under such conditions our funding costs may equal or exceed yields available on our assets, adversely impacting our financial condition and results of operations and our ability to pay dividends to our stockholders.

As the Fed began to increase over-night funding rates during 2022 short-term interest rates began to rise faster than longer-term interest rates and eventually the U.S. Treasury yield curve became inverted, whereby yields on short-terms rates exceeded yields on long-term interest rates.  This condition continued into 2023 and 2024, and may continue into the future.  Consistent with this development, funding costs associated with our borrowings have increased relative to yields on our Agency RMBS securities.  As a result, our net interest income has declined.  We have employed various hedging strategies to off-set the phenomenon.  However, such hedges may not be adequate to protect our interest income in the future, adversely affecting our financial condition, results of operations and our ability to pay dividends to our stockholders.

Increased levels of prepayments on the mortgages underlying our Agency RMBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. To the extent that our pass-through Agency RMBS are carried at a premium to par, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

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

We calculate our leverage ratio by dividing our total liabilities, adjusted for net notional TBA positions, by total stockholders' equity at the end of each period. Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency RMBS and a portion of our structured Agency RMBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency RMBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. For example:

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

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over rising interest rates, growing inflation, economic recession, geopolitical issues including events such as the COVID-19 pandemic or other global pandemics, the wars in Ukraine and Israel, policy priorities of a new U.S. presidential administration, trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as T-Note, Fed Funds, SOFR and Eurodollar futures contracts and interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, for example, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the COVID-19 pandemic, we experienced margin calls in 2020 well beyond historical norms. As of December 31, 2023, we had met all margin call requirements, but a sufficiently deep and/or rapid increase in margin calls or haircuts could have an adverse impact on our liquidity.

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

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. Military conflict in Ukraine and Israel and the resulting sanctions and penalties have caused, and may continue to cause, increased price volatility for publicly traded securities and other national, regional and international economic disruptions and economic uncertainty. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

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

As of February 23, 2024, Bimini owned approximately 1.1% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2021 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2021 Equity Incentive Plan of 800,000 shares of common stock plus 673,324 shares of our common stock that remained available for issuance under the 2012 Equity Incentive Plan as of the date of the Board’s adoption of the 2021 Equity Incentive Plan. As of February 23, 2024, Bimini owns 569,071 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

We may be subject to adverse legislative or regulatory changes that could reduce the market price of our common stock.

At any time, laws or regulations, or the administrative or judicial interpretations of those laws or regulations, which impact our business and Maryland corporations may be amended. In addition, the markets for RMBS and derivatives, including interest rate swaps, have been the subject of intense scrutiny in recent years. We cannot predict when or if any new law, regulation or administrative or judicial interpretation, or any amendment to any existing law, regulation or administrative or judicial interpretation, will be adopted or promulgated or will become effective. Additionally, revisions to these laws, regulations or administrative or judicial interpretations could cause us to change our investments. We could be materially adversely affected by any such change to any existing, or any new, law, regulation or administrative or judicial interpretation, which could reduce the market price of our common stock.

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

We cannot predict the effect that government policies, laws and plans adopted in response to geopolitical events, a global pandemic, or the global recessionary economic conditions will have on us.

Governments have adopted, and may continue to adopt, policies, laws and plans intended to address geopolitical events such as war, including the current conflicts in Ukraine and Israel, terrorism, civil unrest, political instability, environmental or climatic factors, natural disasters, pandemic or epidemic outbreaks, public health crises and general economic conditions. We cannot assure you that these programs will be effective, sufficient or will otherwise have a positive impact on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has no employees and is externally managed by our Manager, which is a wholly owned subsidiary of Bimini. Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

As an externally managed company, the Company relies on our Manager’s information systems in connection with the Company’s day-to-day operations. Consequently, the Company also relies on our Manager’s processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by our Manager. All of the Company’s executive officers are executive officers, directors and employees of Bimini.

Our Manager’s cybersecurity processes and practices are integrated into the Company’s risk management and oversight program.  In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. The Company has adopted a cybersecurity incident response plan to enable rapid response, curtail further security breaches, mitigate and manage costs, and facilitate timely disclosure of material cyber incidents as required by the SEC.

Risk Management and Strategy

The Company, our Manager and our Board place a high priority on maintaining security over our financial information that can be accessed via the Internet and mitigating information security risks. The Company engages a third-party security firm to provide threat detection and reports, conduct annual testing of our Manager’s systems, train the Manager’s employees and generally advise on cybersecurity processes. At least annually, our Manager has its information technology team make a formal presentation to our Audit Committee and the Board to keep them apprised of the level of cybersecurity that exists to protect our financial information, training of the Company’s officers and the Manager’s employees, and the latest threats that have emerged, including a presentation from the third-party security firm.

The Company’s cybersecurity program is focused on the following key areas:

●

Governance: As discussed in more detail under “Item 1C. Cybersecurity—Governance,” the Audit Committee and the Board oversee cybersecurity risk management by regularly interacting with the Company’s management team, our Manager’s information technology team and a third-party security firm.

●

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●

Technical Safeguards: The Company deploys technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, redundant data storage and retention methods, anti-malware functionality and access controls, which are evaluated and improved through vulnerability and exposure assessments and cybersecurity threat intelligence. With the help of the third-party security firm, the Company has implemented several layers of physical security, digital security and data backup.

●

Incident Response and Recovery Planning: The Company has established a comprehensive incident response and recovery plan that addresses the response to a cybersecurity incident and plans to test and evaluate that plan on a regular basis.

●

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including counterparties, service providers or other external users of our Manager’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.

●

Education and Awareness: A third-party security firm provides training to our Manager’s employees, helping our Manager’s information technology team to maintain a state-of-the-art cybersecurity system and stay up to date on the latest threats and counter measures available. The third-party security firm places a high priority on employee threat education through automated internal phishing tests. Our Manager’s information technology team attends continuing education seminars and receives timely alerts to any new viruses or cyber threats as they occur as a means to equip personnel with effective tools to address cybersecurity threats, and to communicate evolving information security policies, standards, processes and practices.

Governance

The Company believes oversight of cybersecurity risk is the responsibility of the Audit Committee and the full Board. Accordingly, the Audit Committee and the Board oversee the Company’s cybersecurity risk management process. The Board considers the Company’s cybersecurity posture and risk exposure with management taking into consideration the Company’s operations and the types of data retained on its systems as part of its and the Audit Committee’s periodic review of the Company’s risk management. The Company’s primary business involves investments in Agency RMBS, which are securities backed primarily by single-family residential mortgage loans. The Company does not receive personal information on individual mortgage borrowers. The Board reviews the Company’s cybersecurity program and risk exposure with management on at least an annual basis and receives reports from management, the Manager’s information technology team, and the Company’s third-party security firm on these matters from time to time. The Board may also conduct additional cybersecurity reviews or receive additional updates or reports as it deems necessary.

As noted above, the Company relies on its Manager’s information systems in connection with the Company’s day-to-day operations. Consequently, the Company also relies on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by its Manager. Messrs. Cauley and Haas work collaboratively to implement a program designed to protect our Manager’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plan. These members of the Company’s management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Board when appropriate.

Messrs. Cauley and Haas each hold undergraduate and graduate degrees in their respective fields, and each have approximately twenty years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last three years on information security breaches. However, the Company faces certain ongoing risks from cybersecurity that, if realized, could materially affect the Company. See “Item 1A. Risk Factors - The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.” There can be no assurance that the Company's cybersecurity risk management program and processes, including its policies, controls or procedures, will be fully implemented, complied with or effective in protecting its systems and information.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NYSE under the symbol “ORC.” As of February 23, 2024, we had 51,303,301 shares of common stock issued and outstanding which were held by 13 stockholders of record and approximately 57,500 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

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

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index, the FTSE NAREIT Mortgage REIT Index and an index of selected issuers in our Agency REIT Peer Group (composed of AGNC Investment Corp., Annaly Capital Management, Inc., ARMOUR Residential REIT, Inc., Cherry Hill Mortgage Investment Corporation and Dynex Capital, Inc.) for the period beginning December 31, 2018, and ending December 31, 2023, assuming the investment of $100 on December 31, 2018 and the reinvestment of dividends.

The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed. The historical information set forth below is not necessarily indicative of future performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Orchid Island Capital, Inc.	100.00	106.86	112.47	112.63	62.93	61.01
Agency REIT Peer Group	100.00	102.20	90.93	92.41	73.83	80.55
NAREIT Mortgage REIT TRR Index	100.00	121.33	98.56	113.97	83.64	96.48
S&P 500 Total Return Index	100.00	131.49	155.68	200.37	164.08	207.21

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2024 annual meeting of stockholders.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2023.

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

The table below presents the Company's share repurchase activity for the three months ended December 31, 2023.

				Maximum
				Number of
			Shares	Shares That
	Total	Weighted-	Purchased as	May Yet Be
	Number	Average	Part of Publicly	Repurchased
	of Shares	Price Paid	Announced	Under the
	Repurchased(1)	Per Share	Programs	Authorization
October 1, 2023 - October 31, 2023	-	$-	-	4,928,350
November 1, 2023 - November 30, 2023	-	$-	-	4,928,350
December 1, 2023 - December 31, 2023	700,691	$7.81	699,748	4,228,602
Totals / Weighted Average	700,691	$7.81	699,748	4,228,602

(1)

Includes 943 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

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

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through Agency RMBS, such as mortgage pass-through certificates issued by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac" and together with Fannie Mae, the "Enterprises") or the Government National Mortgage Association ("Ginnie Mae" and, together with the Enterprises the “GSEs”) and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT RMBS”) and (ii) structured Agency RMBS, such as interest-only securities (“IOs”), inverse interest-only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini Capital Management, Inc. ("Bimini") in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013. We are externally managed by Bimini Advisors, LLC ("Bimini Advisors," or our "Manager"), an investment adviser registered with the Securities and Exchange Commission (the “SEC”).

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2023, we issued a total of 13,190,039 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $129.9 million, and net proceeds of approximately $127.8 million, after commissions and fees.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 904,564 shares of the Company’s common stock. Coupled with the 156,751 shares remaining from the original 400,000 share authorization, the increased authorization brought the total authorization to 1,061,315 shares, representing 10% of the then outstanding share count.

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

From the inception of the stock repurchase program through December 31, 2023, the Company repurchased a total of 4,748,361 shares at an aggregate cost of approximately $74.2 million, including commissions and fees, for a weighted average price of $15.63 per share. During the year ended December 31, 2023, the Company repurchased a total of 1,072,789 shares of its common stock at an aggregate cost of approximately $9.4 million, including commissions and fees, for a weighted average price of $8.79 per share. Subsequent to December 31, 2023, and through February 23, 2024, the Company repurchased a total of 332,773 shares at an aggregate cost of approximately $2.8 million, including commissions and fees, for a weighted average price of $8.35 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2022 and 2023;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
●

actions taken by the U.S. government, including the presidential administration, the Fed, the Federal Housing Financing Agency (the “FHFA”), the Federal Deposit Insurance Corporation (the "FDIC"), the Federal Housing Administration (the “FHA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;

●	prepayment rates on mortgages underlying our Agency RMBS and credit trends insofar as they affect prepayment rates; and
●	other market developments, including bank failures.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments; and
●	the requirements to maintain our qualification as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2023, as compared to the Company’s results of operations for the years ended December 31, 2022 and 2021.

Net Loss Summary

Net loss for the year ended December 31, 2023 was $39.2 million, or $0.89 per share. Net loss for the year ended December 31, 2022 was $258.5 million, or $6.90 per share. Net loss for the year ended December 31, 2021 was $64.8 million, or $2.67 per share. The components of net loss for the years ended December 31, 2023, 2022 and 2021 are presented in the table below:

(in thousands)
	2023	2022	2021
Interest income	$177,569	$144,633	$134,700
Interest expense	(201,918)	(61,708)	(7,090)
Net interest income	(24,349)	82,925	127,610
Gains (losses) on RMBS and derivative contracts	3,654	(323,929)	(177,504)
Net portfolio loss	(20,695)	(241,004)	(49,894)
Expenses	(18,531)	(17,449)	(14,866)
Net loss	$(39,226)	$(258,453)	$(64,760)

GAAP and Non-GAAP Reconciliations

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including “Net Earnings Excluding Realized and Unrealized Gains and Losses”, “Economic Interest Expense”, “Economic Net Interest Income,” “Interest Income – Inclusive of Premium Amortization/Discount Accretion” and “Yield on Average RMBS – Inclusive of Premium Amortization/Discount Accretion.”

Net Earnings Excluding Realized and Unrealized Gains and Losses

We have elected to account for our Agency RMBS under the fair value option. Securities held under the fair value option are recorded at estimated fair value, with changes in the fair value recorded as unrealized gains or losses through the statements of comprehensive income (loss).

In addition, we have not designated our derivative financial instruments used for hedging purposes as hedges for accounting purposes, but rather hold them for economic hedging purposes. Changes in fair value of these instruments are presented in a separate line item in the Company’s statements of comprehensive income (loss) and are not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

Presenting net earnings excluding realized and unrealized gains and losses allows management to: (i) isolate the net interest income and other expenses of the Company over time, free of all fair value adjustments and (ii) assess the effectiveness of our funding and hedging strategies on our capital allocation decisions and our asset allocation performance. Our funding and hedging strategies, capital allocation and asset selection are integral to our risk management strategy, and therefore critical to the management of our portfolio. We believe that the presentation of our net earnings excluding realized and unrealized gains is useful to investors because it provides a means of comparing our results of operations to those of our peers who have not elected the same accounting treatment. Our presentation of net earnings excluding realized and unrealized gains and losses may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, net earnings excluding realized and unrealized gains and losses should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP. The table below presents a reconciliation of our net income (loss) determined in accordance with GAAP and net earnings excluding realized and unrealized gains and losses. Described below are the Company's results of operations for the years ended December 31, 2023, 2022 and 2021.

Net Earnings (Loss) Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Earnings			Earnings
			(Loss)			(Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses(1)	Losses
Three Months Ended
December 31, 2023	$27,127	$33,977	$(6,850)	$0.52	$0.65	$(0.13)
September 30, 2023	(80,132)	(66,890)	(13,242)	(1.68)	(1.40)	(0.28)
June 30, 2023	10,249	23,828	(13,579)	0.25	0.59	(0.34)
March 31, 2023	3,530	12,739	(9,209)	0.09	0.33	(0.24)
December 31, 2022	34,926	36,727	(1,801)	0.95	1.00	(0.05)
September 30, 2022	(84,513)	(94,433)	9,920	(2.40)	(2.68)	0.28
June 30, 2022	(60,139)	(82,673)	22,534	(1.70)	(2.33)	0.63
March 31, 2022	(148,727)	(183,550)	34,823	(4.20)	(5.19)	0.99
December 31, 2021	(44,564)	(82,709)	38,145	(1.33)	(2.46)	1.13
September 30, 2021	26,038	(2,957)	28,995	1.01	(0.11)	1.12
June 30, 2021	(16,865)	(40,926)	24,061	(0.85)	(2.06)	1.21
March 31, 2021	(29,369)	(50,912)	21,543	(1.72)	(2.98)	1.26
Years Ended
December 31, 2023	$(39,226)	$3,654	$(42,880)	$(0.89)	$0.08	$(0.97)
December 31, 2022	(258,453)	(323,929)	65,476	(6.90)	(8.65)	1.75
December 31, 2021	(64,760)	(177,504)	112,744	(2.67)	(7.33)	4.66

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Prior to 2023, we included certain expenses related to our derivative instruments in "Direct REIT operating expenses" in the statements of comprehensive income (loss).  Beginning in 2023, we have included these expenses in "Gains (losses) on derivative and hedging instruments."  Prior period amounts have been reclassified to conform with the current presentation.  The table below presents the effect of this reclassification for each quarter in 2022 and 2021.

Realized and Unrealized Gains and Losses - Reclassification of Derivative Transaction Expenses
(in thousands, except per share data)
				Net Earnings (Loss) Excluding
	Realized and Unrealized			Realized and Unrealized
	Gains and Losses			Gains and Losses
	Prior	Reclassified	Current	Prior	Reclassified	Current
	Presentation	Expenses	Presentation	Presentation	Expenses	Presentation
Three Months Ended
December 31, 2022	$38,389	$(1,662)	$36,727	$(3,463)	$(1,662)	$(1,801)
September 30, 2022	(93,544)	(889)	(94,433)	9,031	(889)	9,920
June 30, 2022	(82,282)	(391)	(82,673)	22,143	(391)	22,534
March 31, 2022	(183,232)	(318)	(183,550)	34,505	(318)	34,823
December 31, 2021	(82,597)	(112)	(82,709)	38,033	(112)	38,145
September 30, 2021	(2,887)	(70)	(2,957)	28,925	(70)	28,995
June 30, 2021	(40,844)	(82)	(40,926)	23,979	(82)	24,061
March 31, 2021	(50,791)	(121)	(50,912)	21,422	(121)	21,543
	Per Share
Three Months Ended
December 31, 2022	$1.04	$(0.04)	$1.00	$(0.09)	$(0.04)	$(0.05)
September 30, 2022	(2.66)	(0.02)	(2.68)	0.26	(0.02)	0.28
June 30, 2022	(2.32)	(0.01)	(2.33)	0.62	(0.01)	0.63
March 31, 2022	(5.18)	(0.01)	(5.19)	0.98	(0.01)	0.99
December 31, 2021	(2.46)	-	(2.46)	1.13	-	1.13
September 30, 2021	(0.11)	-	(0.11)	1.12	-	1.12
June 30, 2021	(2.05)	(0.01)	(2.06)	1.20	(0.01)	1.21
March 31, 2021	(2.98)	-	(2.98)	1.26	-	1.26

Economic Interest Expense and Economic Net Interest Income

We use derivative and other hedging instruments, specifically Fed Funds, SOFR and T-Note futures contracts, short positions in U.S. Treasury securities, interest rate caps, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

We have not elected to designate our derivative holdings for hedge accounting treatment. Changes in fair value of these instruments are presented in a separate line item in our statements of comprehensive income (loss) and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Fed Funds, SOFR and T-Note futures, and interest rate swaps and swaptions, that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

We believe that economic interest expense and economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help management to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations. The unrealized gains or losses on derivative instruments presented in our statements of comprehensive income (loss) are not necessarily representative of the total interest rate expense that we will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2023, 2022 and 2021 and each quarter during 2023, 2022 and 2021.

Gains (Losses) on Derivative Instruments
(in thousands)
				Economic Hedges
	Recognized in			Attributed to	Attributed to
	Income	TBA Securities Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2023	$(149,016)	$(29,750)	$(2,262)	$25,161	$(142,165)
September 30, 2023	142,042	21,511	(2,024)	24,440	98,115
June 30, 2023	93,367	15,599	(574)	23,482	54,860
March 31, 2023	(41,156)	(5,990)	-	19,211	(54,377)
December 31, 2022	(12,319)	(9,700)	-	9,414	(12,033)
September 30, 2022	183,930	10,642	106	4,154	169,028
June 30, 2022	103,367	1,013	1,067	1,605	99,682
March 31, 2022	177,498	2,539	27	(1,605)	176,537
December 31, 2021	10,833	2,568	-	(8,061)	16,326
September 30, 2021	5,305	(2,306)	-	(1,318)	8,929
June 30, 2021	(34,997)	(5,963)	-	(5,186)	(23,848)
March 31, 2021	45,351	9,133	(8,559)	(4,165)	48,942
Years Ended
December 31, 2023	$45,237	$1,370	$(4,860)	$92,294	$(43,567)
December 31, 2022	452,476	4,494	1,200	13,568	433,214
December 31, 2021	26,492	3,432	(8,559)	(18,730)	50,349

The table below presents the effect of the reclassification of derivative expenses discussed above for each quarter in 2022 and 2021.

Gains (Losses) on Derivative Instruments - Reclassification of Derivative Transaction Expenses
(in thousands)
	Recognized in Income Statement			Attributed to Current Period
	Prior	Reclassified	Current	Prior	Reclassified	Current
	Presentation	Expenses	Presentation	Presentation	Expenses	Presentation
Three Months Ended
December 31, 2022	$(10,657)	$1,662	$(12,319)	$11,076	$1,662	$9,414
September 30, 2022	184,819	889	183,930	5,043	889	4,154
June 30, 2022	103,758	391	103,367	1,996	391	1,605
March 31, 2022	177,816	318	177,498	(1,287)	318	(1,605)
December 31, 2021	10,945	112	10,833	(7,949)	112	(8,061)
September 30, 2021	5,375	70	5,305	(1,248)	70	(1,318)
June 30, 2021	(34,915)	82	(34,997)	(5,104)	82	(5,186)
March 31, 2021	45,472	121	45,351	(4,044)	121	(4,165)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2023	$49,539	$52,325	$25,161	$27,164	$(2,786)	$22,375
September 30, 2023	50,107	58,705	24,440	34,265	(8,598)	15,842
June 30, 2023	39,911	48,671	23,482	25,189	(8,760)	14,722
March 31, 2023	38,012	42,217	19,211	23,006	(4,205)	15,006
December 31, 2022	31,897	29,512	9,414	20,098	2,385	11,799
September 30, 2022	35,611	21,361	4,154	17,207	14,250	18,404
June 30, 2022	35,268	8,180	1,605	6,575	27,088	28,693
March 31, 2022	41,857	2,655	(1,605)	4,260	39,202	37,597
December 31, 2021	44,421	2,023	(8,061)	10,084	42,398	34,337
September 30, 2021	34,169	1,570	(1,318)	2,888	32,599	31,281
June 30, 2021	29,254	1,556	(5,186)	6,742	27,698	22,512
March 31, 2021	26,856	1,941	(4,165)	6,106	24,915	20,750
Years Ended
December 31, 2023	$177,569	$201,918	$92,294	$109,624	$(24,349)	$67,945
December 31, 2022	144,633	61,708	13,568	48,140	82,925	96,493
December 31, 2021	134,700	7,090	(18,730)	25,820	127,610	108,880

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2023, we generated $24.4 million of net interest expense, consisting of $177.6 million of interest income from RMBS assets offset by $201.9 million of interest expense on borrowings. For the comparable period ended December 31, 2022, we generated $82.9 million of net interest income, consisting of $144.6 million of interest income from RMBS assets offset by $61.7 million of interest expense on borrowings. The $32.9 million increase in interest income was driven by an 83 basis points ("bps") increase in yield on average RMBS that was partially offset by a $34.3 million decrease in average RMBS. The $140.2 million increase in interest expense for the year ended December 31, 2023 was driven by a 354 bps increase in the average cost of funds, offset by a $57.0 million decrease in average borrowings.

For the year ended December 31, 2021, we generated $127.6 million of net interest income, consisting of $134.7 million of interest income from RMBS assets offset by $7.1 million of interest expense on borrowings. The $9.9 million increase in interest income for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due to a 72 bps increase in yield on average RMBS, that was partially offset by a $745.5 million decrease in average RMBS. The $54.6 million increase in interest expense for the year ended December 31, 2022 was due to a 138 bps increase in the average cost of funds, partially offset by a $665.5 million decrease in average borrowings.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2023, 2022 and 2021 was $109.6 million, $48.1 million and $25.8 million, respectively, resulting in $68.0 million, $96.5 million and $108.9 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2023, 2022 and 2021 and for the years ended December 31, 2023, 2022 and 2021 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2023	$4,207,118	$49,539	4.71%	$4,066,298	$52,325	$27,164	5.15%	2.67%
September 30, 2023	4,447,098	50,107	4.51%	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	4,186,939	39,911	3.81%	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,769,954	38,012	4.03%	3,573,941	42,217	23,006	4.72%	2.57%
December 31, 2022	3,370,608	31,897	3.79%	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,571,037	35,611	3.99%	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,260,727	35,268	3.31%	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,545,844	41,857	3.02%	5,354,107	2,655	4,260	0.20%	0.32%
December 31, 2021	6,056,259	44,421	2.93%	5,728,988	2,023	10,084	0.14%	0.70%
September 30, 2021	5,136,331	34,169	2.66%	4,864,287	1,570	2,888	0.13%	0.24%
June 30, 2021	4,504,887	29,254	2.60%	4,348,192	1,556	6,742	0.14%	0.62%
March 31, 2021	4,032,716	26,856	2.66%	3,888,633	1,941	6,106	0.20%	0.63%
Years Ended
December 31, 2023	$4,152,777	$177,569	4.28%	$3,985,037	$201,918	$109,624	5.07%	2.75%
December 31, 2022	4,187,054	144,633	3.45%	4,042,056	61,708	48,140	1.53%	1.19%
December 31, 2021	4,932,548	134,700	2.73%	4,707,525	7,090	25,820	0.15%	0.55%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2023	$(2,786)	$22,375	(0.44)%	2.04%
September 30, 2023	(8,598)	15,842	(0.93)%	1.33%
June 30, 2023	(8,760)	14,722	(1.07)%	1.28%
March 31, 2023	(4,205)	15,006	(0.69)%	1.46%
December 31, 2022	2,385	11,799	0.16%	1.32%
September 30, 2022	14,250	18,404	1.51%	1.99%
June 30, 2022	27,088	28,693	2.51%	2.67%
March 31, 2022	39,202	37,597	2.82%	2.70%
December 31, 2021	42,398	34,337	2.79%	2.23%
September 30, 2021	32,599	31,281	2.53%	2.42%
June 30, 2021	27,698	22,512	2.46%	1.98%
March 31, 2021	24,915	20,750	2.46%	2.03%
Years Ended
December 31, 2023	$(24,349)	$67,945	(0.79)%	1.53%
December 31, 2022	82,925	96,493	1.92%	2.26%
December 31, 2021	127,610	108,880	2.58%	2.18%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 51 and 52 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)

Economic interest expense and economic net interest income presented in the table above and the tables on page 52 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for the years ended December 31, 2023, 2022 and 2021 and for each quarter during 2023, 2022 and 2021.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2023	$4,189,599	$17,519	$4,207,118	$49,135	$404	$49,539	4.69%	9.21%	4.71%
September 30, 2023	4,429,159	17,939	4,447,098	49,661	446	50,107	4.48%	9.96%	4.51%
June 30, 2023	4,168,333	18,606	4,186,939	39,495	416	39,911	3.79%	8.95%	3.81%
March 31, 2023	3,750,184	19,770	3,769,954	37,594	418	38,012	4.01%	8.44%	4.03%
December 31, 2022	3,335,154	35,454	3,370,608	31,204	693	31,897	3.74%	7.83%	3.79%
September 30, 2022	3,458,277	112,760	3,571,037	32,298	3,313	35,611	3.74%	11.75%	3.99%
June 30, 2022	4,069,334	191,393	4,260,727	31,894	3,374	35,268	3.14%	7.05%	3.31%
March 31, 2022	5,335,353	210,491	5,545,844	40,066	1,791	41,857	3.00%	3.40%	3.02%
December 31, 2021	5,878,376	177,883	6,056,259	42,673	1,748	44,421	2.90%	3.93%	2.93%
September 30, 2021	5,016,550	119,781	5,136,331	33,111	1,058	34,169	2.64%	3.53%	2.66%
June 30, 2021	4,436,135	68,752	4,504,887	29,286	(32)	29,254	2.64%	(0.18)%	2.60%
March 31, 2021	3,997,965	34,751	4,032,716	26,869	(13)	26,856	2.69%	(0.15)%	2.66%
Years Ended
December 31, 2023	$4,134,319	$18,459	$4,152,778	$175,885	$1,684	$177,569	4.25%	9.12%	4.28%
December 31, 2022	4,049,530	137,524	4,187,054	135,462	9,171	144,633	3.35%	6.67%	3.45%
December 31, 2021	4,832,257	100,291	4,932,548	131,939	2,761	134,700	2.73%	2.75%	2.73%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3,985.0 million and $4,042.1 million and total interest expense of $201.9 million and $61.7 million for the years ended December 31, 2023 and 2022, respectively. Our average cost of funds was 5.07% for the year ended December 31, 2023, compared to 1.53% for the comparable period in 2022. There was a $57.0 million decrease in average outstanding borrowings during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

For the year ended December 31, 2021, we had average borrowings of $4,707.5 million and total interest expense of $7.1 million, resulting in an average cost of funds of 0.15%.  There was a 138 bps increase in the average cost of funds and an $665.5 million decrease in average outstanding borrowings during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Our economic interest expense was $109.6 million, $48.1 million and $25.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was a 156 bps increase in the average economic cost of funds to 2.75% for the year ended December 31, 2023 from 1.19% for the year ended December 31, 2022. The reason for the increase in economic cost of funds is primarily due to the higher cost of our borrowings noted above, offset by the positive performance of our hedging activities during the period. There was a 64 bps increase in the average economic cost of funds to 1.19% for the year ended December 31, 2022 from 0.55% for the year ended December 31, 2021.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 2 bps below one-month average SOFR and 22 bps above six-month average SOFR for the year ended December 31, 2023. Our average economic cost of funds was 234 bps below one-month average SOFR and 210 bps below six-month average SOFR for the year ended December 31, 2023. The average term to maturity of the outstanding repurchase agreements was 26 days at December 31, 2023 and 27 days at December 31, 2022.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and one-month average and six-month average SOFR rates for each quarter in 2023, 2022 and 2021 and for the years ended December 31, 2023, 2022 and 2021 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2023	$4,066,298	$52,325	$27,164	5.15%	2.67%
September 30, 2023	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,573,941	42,217	23,006	4.72%	2.57%
December 31, 2022	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,354,107	2,655	4,260	0.20%	0.32%
December 31, 2021	5,728,988	2,023	10,084	0.14%	0.70%
September 30, 2021	4,864,287	1,570	2,888	0.13%	0.24%
June 30, 2021	4,348,192	1,556	6,742	0.14%	0.62%
March 31, 2021	3,888,633	1,941	6,106	0.20%	0.63%
Years Ended
December 31, 2023	$3,985,037	$201,918	$109,624	5.07%	2.75%
December 31, 2022	4,042,056	61,708	48,140	1.53%	1.19%
December 31, 2021	4,707,525	7,090	25,820	0.15%	0.55%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
December 31, 2023	5.34%	5.35%	(0.19)%	(0.20)%	(2.67)%	(2.68)%
September 30, 2023	5.32%	5.17%	0.12%	0.27%	(2.14)%	(1.99)%
June 30, 2023	5.07%	4.78%	(0.19)%	0.10%	(2.54)%	(2.25)%
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%
December 31, 2022	4.06%	2.89%	(0.43)%	0.74%	(1.59)%	(0.42)%
September 30, 2022	2.47%	1.43%	0.01%	1.05%	(0.47)%	0.57%
June 30, 2022	1.09%	0.39%	(0.29)%	0.41%	(0.45)%	0.25%
March 31, 2022	0.16%	0.07%	0.04%	0.13%	0.16%	0.25%
December 31, 2021	0.05%	0.05%	0.09%	0.09%	0.65%	0.65%
September 30, 2021	0.05%	0.03%	0.08%	0.10%	0.19%	0.21%
June 30, 2021	0.03%	0.03%	0.11%	0.11%	0.59%	0.59%
March 31, 2021	0.01%	0.06%	0.19%	0.14%	0.62%	0.57%
Years Ended
December 31, 2023	5.09%	4.85%	(0.02)%	0.22%	(2.34)%	(2.10)%
December 31, 2022	1.94%	1.20%	(0.41)%	0.33%	(0.75)%	(0.01)%
December 31, 2021	0.04%	0.04%	0.11%	0.11%	0.51%	0.51%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2023, 2022 and 2021.

(in thousands)
	2023	2022	2021
Realized losses on sales of RMBS	$(22,642)	$(133,695)	$(5,542)
Unrealized losses on RMBS and U.S. Treasury Notes	(18,941)	(642,710)	(198,454)
Total losses on RMBS and U.S. Treasury Notes	(41,583)	(776,405)	(203,996)
Gains (losses) on interest rate futures	32,650	206,907	(1,026)
Gains on interest rate swaps	19,657	167,641	23,398
Gains (losses) on payer swaptions (short positions)	4,113	(81,050)	9,062
(Losses) gains on payer swaptions (long positions)	(8,734)	152,365	(2,580)
(Losses) gains on interest rate caps	(219)	919	-
Gains on interest rate floors (long positions)	1,785	-	2,765
Losses on interest rate floors (short positions)	(525)	-	-
Gains on TBA securities (short positions)	1,370	4,494	3,432
(Losses) gains on TBA securities (long positions)	(4,860)	1,200	(8,559)
Total	$3,654	$(323,929)	$(177,504)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the years ended December 31, 2023, 2022 and 2021, the Company received proceeds of $835.1 million, $2,759.9 million, and $2,851.7 million, respectively, from the sales and maturities of RMBS and U.S. Treasury securities.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, the spreads that Agency RMBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for RMBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on RMBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent RMBS are carried at a discount to par, unrealized gains or losses on RMBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2023, 2022 and 2021.

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.96%	6.70%	2.13%
June 30, 2022	3.00%	2.97%	4.83%	5.70%	0.70%
March 31, 2022	2.42%	2.33%	3.83%	4.67%	0.09%
December 31, 2021	1.26%	1.51%	2.33%	3.11%	0.05%
September 30, 2021	1.00%	1.53%	2.28%	3.01%	0.05%
June 30, 2021	0.87%	1.44%	2.34%	3.02%	0.02%
March 31, 2021	0.94%	1.75%	2.45%	3.17%	0.04%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

Unrealized Gains and Losses on PT RMBS

For the purpose of recording income on the Company’s investments in PT RMBS, interest income is based on the stated interest rate of the security. Using the fair value accounting method, premiums or discounts to the face value of the PT RMBS present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of comprehensive income (loss). The following table adjusts the Company’s interest income as reported on the Company’s statements of comprehensive income (loss) for the periods indicated to show interest income adjusted for premium amortization and discount accretion on its mortgage-backed security investments. The purpose of presenting this non-GAAP measure of interest income is to provide management and investors with an alternative way of evaluating yield on RMBS that may be more comparable to some of its peers who amortize premiums and discounts on their PT RMBS investments.

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					Premium	Only	Discount Accretion
	Average		Yield on		Amortization/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
December 31, 2023	$4,207,118	$49,539	4.71%	$206,222	$8,067	$198,155	$57,606	5.48%
September 30, 2023	4,447,098	50,107	4.51%	(210,159)	7,252	(217,411)	57,359	5.16%
June 30, 2023	4,186,939	39,911	3.81%	(68,898)	4,886	(73,784)	44,797	4.28%
March 31, 2023	3,769,954	38,012	4.03%	53,444	4,774	48,670	42,786	4.54%
December 31, 2022	3,370,608	31,897	3.79%	50,182	6,748	43,434	38,645	4.59%
September 30, 2022	3,571,037	35,611	3.99%	(211,727)	4,647	(216,374)	40,258	4.51%
June 30, 2022	4,260,727	35,268	3.31%	(176,042)	726	(176,768)	35,994	3.38%
March 31, 2022	5,545,844	41,857	3.02%	(326,212)	(8,431)	(317,781)	33,426	2.41%
December 31, 2021	6,056,259	44,421	2.93%	(90,357)	(11,492)	(78,865)	32,929	2.17%
September 30, 2021	5,136,331	34,169	2.66%	(15,219)	(9,769)	(5,450)	24,400	1.90%
June 30, 2021	4,504,887	29,254	2.60%	2,973	(9,184)	12,157	20,070	1.78%
March 31, 2021	4,032,716	26,856	2.66%	(98,885)	(11,099)	(87,786)	15,757	1.56%
Years Ended
December 31, 2023	$4,152,777	$177,569	4.28%	$(19,391)	$24,979	$(44,370)	$202,548	4.88%
December 31, 2022	4,187,054	144,633	3.45%	(663,799)	3,690	(667,489)	148,323	3.54%
December 31, 2021	4,932,548	134,700	2.73%	(201,488)	(41,544)	(159,944)	93,156	1.89%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
(2)	Premium amortization/discount accretion for each period is calculated using the beginning of period market value of all securities. Amounts presented are intended to approximate amortization/accretion using the yield method over the life of the security based on premium/discount present at purchase date.
(3)	Interest Income – Inclusive of Premium Amortization/Discount Accretion and Yield on Average RMBS – Inclusive of Premium Amortization/Discount Accretion are non-GAAP measures. See “—GAAP and Non-GAAP Reconciliations,” for a description of our non-GAAP measures.

Expenses

Total operating expenses were $18.5 million, $17.5 million and $14.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The table below provides a breakdown of operating expenses for the years ended December 31, 2023, 2022 and 2021.

(in thousands)
	2023	2022	2021
Management fees	$10,491	$10,447	$8,156
Overhead allocation	2,389	2,042	1,632
Incentive compensation	1,419	957	1,132
Directors fees and liability insurance	1,322	1,251	1,169
Audit, legal and other professional fees	1,495	1,143	1,112
Direct REIT operating expenses	715	831	1,090
Other administrative	700	778	575
Total expenses	$18,531	$17,449	$14,866

We are externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2025 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company. The Manager receives a monthly management fee in the amount of:

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2023, 2022 and 2021 and for the years ended December 31, 2023, 2022 and 2021.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2023	$4,207,118	$851,532	$2,275	$617	$2,892
September 30, 2023	4,447,098	964,230	2,870	557	3,427
June 30, 2023	4,186,939	899,109	2,704	639	3,343
March 31, 2023	3,769,954	865,722	2,642	576	3,218
December 31, 2022	3,370,608	823,516	2,566	560	3,126
September 30, 2022	3,571,037	839,935	2,616	522	3,138
June 30, 2022	4,260,727	866,539	2,631	519	3,150
March 31, 2022	5,545,844	853,577	2,634	441	3,075
December 31, 2021	6,056,259	806,382	2,587	443	3,030
September 30, 2021	5,136,331	672,384	2,156	390	2,546
June 30, 2021	4,504,887	542,679	1,792	395	2,187
March 31, 2021	4,032,716	456,687	1,621	404	2,025
Years Ended
December 31, 2023	$4,152,777	$895,148	$10,491	$2,389	$12,880
December 31, 2022	4,187,054	845,892	10,447	2,042	12,489
December 31, 2021	4,932,548	619,533	8,156	1,632	9,788

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2023, our RMBS portfolio consisted of $3,894.0 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.30%. During the year ended December 31, 2023, we received principal repayments of $326.7 million compared to $440.1 million for the year ended December 31, 2022. The average three month prepayment speeds for the quarters ended December 31, 2023 and 2022 were 5.5% and 5.0%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2023	5.4	7.9	5.5
September 30, 2023	6.1	5.7	6.0
June 30, 2023	5.6	7.0	5.6
March 31, 2023	3.9	5.7	4.0
December 31, 2022	4.9	6.0	5.0
September 30, 2022	6.1	10.4	6.5
June 30, 2022	8.3	13.7	9.4
March 31, 2022	8.1	19.5	10.7

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of December 31, 2023 and 2022:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2023
Fixed Rate RMBS	$3,877,082	99.6%	4.33%	334	1-Nov-53
Interest-Only Securities	16,572	0.4%	4.01%	223	25-Jul-48
Inverse Interest-Only Securities	358	0.0%	0.00%	274	15-Jun-42
Total Mortgage Assets	$3,894,012	100.0%	4.30%	331	1-Nov-53
December 31, 2022
Fixed Rate RMBS	$3,519,906	99.4%	3.47%	339	1-Nov-52
Interest-Only Securities	19,669	0.6%	4.01%	234	25-Jul-48
Inverse Interest-Only Securities	427	0.0%	0.00%	286	15-Jun-42
Total Mortgage Assets	$3,540,002	100.0%	3.46%	336	1-Nov-52

($ in thousands)
	December 31, 2023		December 31, 2022
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,714,192	69.7%	$2,320,960	65.6%
Freddie Mac	1,179,820	30.3%	1,219,042	34.4%
Total Portfolio	$3,894,012	100.0%	$3,540,002	100.0%

	December 31, 2023	December 31, 2022
Weighted Average Pass-through Purchase Price	$104.10	$106.41
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$95.70	$91.46
Weighted Average Structured Current Price	$13.51	$14.05
Effective Duration (1)	4.40	5.58

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 4.40 indicates that an interest rate increase of 1.0% would be expected to cause a 4.40% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2023. An effective duration of 5.58 indicates that an interest rate increase of 1.0% would be expected to cause a 5.58% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2022. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2023 and 2022.

($ in thousands)
	2023			2022
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,521,070	$100.27	5.40%	$1,004,526	$100.03	4.59%

Borrowings

As of December 31, 2023, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 21 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2023, we had obligations outstanding under the repurchase agreements of approximately $3,705.6 million with a net weighted average borrowing cost of 5.55%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 4 to 113 days, with a weighted average remaining maturity of 26 days. Securing the repurchase agreement obligations as of December 31, 2023 are RMBS with an estimated fair value, including accrued interest, of approximately $3,900.5 million. Through February 23, 2024, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2023 with maturities extending to various dates through July 15, 2024.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2023 and 2022.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
December 31, 2023	$3,705,649	$4,426,947	$4,066,298	$(360,649)	(8.87)%
September 30, 2023	4,426,947	4,494,858	4,314,332	112,615	2.61%
June 30, 2023	4,201,717	4,201,717	3,985,577	216,140	5.42%
March 31, 2023	3,769,437	3,849,137	3,573,941	195,496	5.47%
December 31, 2022	3,378,445	3,414,950	3,256,153	122,292	3.76%
September 30, 2022	3,133,861	4,047,606	3,446,420	(312,559)	(9.07)%
June 30, 2022	3,758,980	4,464,544	4,111,544	(352,564)	(8.57)%
March 31, 2022	4,464,109	6,244,106	5,354,107	(889,998)	(16.62)%	(1)

(1)

The lower ending balance relative to the average balance during the quarter ended March 31, 2022 reflects the disposal of RMBS pledged as collateral. During the quarter ended March 31, 2022, the Company’s investment in RMBS decreased $510.4 million.

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, divided by stockholders' equity. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage at December 31, 2023 was 6.7 to 1, compared to 6.3 to 1 as of December 31, 2022.  Our adjusted leverage at December 31, 2023 was 7.9 to 1, compared to 7.7 to 1 as of December 31, 2022.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
December 31, 2023	$3,705,649	$3,795,002	$(645,700)	$469,944	7.9:1	6.7:1
September 30, 2023	4,426,947	4,470,052	(502,500)	466,841	9.5:1	8.5:1
June 30, 2023	4,201,717	4,240,845	(250,000)	490,086	8.6:1	8.1:1
March 31, 2023	3,769,437	3,814,651	(875,000)	451,361	8.4:1	6.5:1
December 31, 2022	3,378,445	3,426,973	(675,000)	438,762	7.7:1	6.3:1
September 30, 2022	3,133,861	3,405,463	(475,000)	400,377	7.8:1	7.3:1
June 30, 2022	3,758,980	3,968,007	-	506,362	7.4:1	7.8:1
March 31, 2022	4,464,109	4,595,014	-	592,418	7.5:1	7.8:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the year ended December 31, 2023, haircuts on our pledged collateral remained stable and as of December 31, 2023, our weighted average haircut was approximately 4.5% of the value of our collateral.

TBAs represent a form of off-balance sheet financing and are accounted for as derivative instruments. (See Note 5 to our Financial Statements in this Form 10-K for additional details on of our TBAs). Under certain market conditions, it may be uneconomical for us to roll our TBAs into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of December 31, 2023, we had cash and cash equivalents of $171.9 million. We generated cash flows of $490.0 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,985.0 million during the year ended December 31, 2023.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2023, we issued a total of 13,190,039 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $129.9 million, and net proceeds of approximately $127.8 million, after commissions and fees.

Outlook

Economic Summary

The fourth quarter of 2023 may prove to be the pivotal quarter in the current interest rate cycle.  As the third quarter came to a close and we moved into October the trajectory of economic growth, interest rates and expectations for monetary policy were all heading higher.  In addition to the usual stimulants for higher interest rates – persistent levels of elevated inflation and economic growth – surging budget deficits drove rate expectations even higher.  Indeed, over the course of October incoming economic data related to the labor market and inflation exceeded market expectations.  Gross domestic product for the third quarter of 2023 was 4.9%, well above levels deemed consistent with price stability and the demand/supply balance sought by the Fed. The quarterly refunding announcement for the U.S. Treasury’s planned borrowing needs in the fourth quarter significantly exceeded expectations.  Risk assets were impacted as sentiment eroded and the markets contemplated the impact of still higher levels of interest rates and the potential duration that rates might remain elevated.

The market pivoted sharply in the fourth quarter of 2023, followed shortly thereafter by the Fed. The primary impetus for the change in the market’s outlook was the trend in inflation data.  While incoming data often exceeded expectations on a relative basis – the trend in inflation was nonetheless downward.  While service inflation remained elevated, goods inflation was trending negative, and the net effect was persistently lower levels of both headline and core inflation.  The annualized 3- and 6-month trends were below 3% and appeared headed towards the Fed’s 2% target.  FOMC member Christopher Waller stated that if the trend in inflation data continued, the FOMC would likely ease monetary policy soon.  Coincidentally the incoming economic data began to come in below expectations and the U.S. Treasury revised their upcoming borrowing needs downward.  The reversal in the market's outlook was cemented when, at the conclusion of the FOMC’s December meeting, Chairman Powell strongly hinted that the Fed was finished with their tightening cycle and the focus of discussions had turned to a removal of restrictive monetary policy in 2024.  The interest rate market and all risk assets responded strongly to the reversal and rallied strongly into year-end.

Interest Rates

Starting at the end of the second quarter of 2023 interest rates began to move steadily higher, driven by the factors discussed above.  In late October, rates across the curve appeared headed sustainably above 5% and the market anticipated the Fed would keep the Fed funds rate above 5% through the end of 2024.  The yield on the 2-year U.S. Treasury came within 9 basis points of the level of Fed funds on October 18, 2023, implying the market was pricing Fed funds to remain essentially unchanged for the next two years. Frequent comments by Fed officials supported this thinking, as they continually pushed back against market pricing of rate cuts in early 2024. The message was consistent – rates will need to be higher for longer until the Fed was assured inflation was headed sustainably lower towards their 2% target.

The market’s apparent anxiousness for the Fed to ease monetary policy became particularly acute when the data turned in the fourth quarter of 2023, and inflation appeared headed towards the Fed’s target.  When Governor Waller made his comments about the possibility of easing in the near future, which were reinforced by Chairman Powell’s comments at the Fed meeting in December, interest rates moved decisively lower. By year end, market pricing reflected six 25 basis point rate cuts by the end of 2024.  As we move into 2024 the inflation data has maintained the trend in place described above.  However, the labor market data remains strong, and most measures of economic growth have not softened.  In fact, gross domestic product for the fourth quarter of 2023 was 3.3% on an annualized basis.  Comments by Fed officials have consistently pushed back on market pricing of the timing and extent of interest rate cuts for 2024.  Financial conditions have also eased since early fourth quarter and the federal government is still running stimulative deficits with little to no evidence that policy will change in the near term.  The risk that inflation could re-accelerate has been mentioned by many Fed officials.  To date in 2024 the market has reversed yet again, and rates have retraced some of the decline seen in November and December.

The Agency RMBS Market

As with interest rates across the curve, Agency RMBS spreads to comparable duration U.S. Treasuries or swaps continued widening into October as the outlook continued to deteriorate.  By late October the spread of the current coupon 30-year Agency RMBS to a comparable duration U.S. Treasury security reached its cycle wide for the cycle.   As the market reversed and risk appetite rapidly recovered the spread contracted quickly – declining by over 50 basis points by year-end.  Since year end, the sector, as reflected by the spread of the current coupon Agency RMBS, has reversed yet again, albeit modestly.  The recovery in risk sentiment, coupled with the decline in interest rates, appears to have stimulated bank demand for the Agency RMBS sector.  The regional banking crisis of March of 2023, a result of the severe decline in valuations of Agency RMBS acquired by banks prior to the Fed rate hiking cycle and subsequent increase in rates across the curve, may not be fully over.  A funding program put in place in March of 2023 that allows such institutions to cheaply fund RMBS positions at par and avoid having to sell them and realize significant losses, expires in March of 2024.  However, the partial recovery in Agency RMBS prices that occurred in November and December has erased some of their unrealized losses. The attractiveness of the asset class, coupled with softening loan demand, appears to have enticed banks to resume purchases. It may be that the recovery of demand for the sector by these banks is supporting pricing of Agency RMBS year-to-date.

Based on ICE Bank of America data for the fixed income indices, for the fourth quarter of 2023 Agency RMBS generated a return of 7.4% and 1.7% versus comparable duration swaps, respectively. The 30-year fixed rate sector generated returns of 7.8% and 1.8% versus comparable duration swaps, respectively. With respect to individual sectors of the Agency RMBS index, longer duration sectors and coupons outperformed owing to the significant rally of interest rates.  Across the 30-year fixed rate coupon stack returns varied from 8.5% for 2.0% coupons to 3.0% for 7.0% coupons. Excess returns for the same coupons were 2.1% and 0.4%, respectively, and the distribution of returns followed the durations of the various coupons in a consistent fashion.

The Agency RMBS sector outperformed investment grade corporates on an absolute basis but trailed sub-investment grade corporates, again on an absolute basis.  Relative to comparable duration swaps for the fourth quarter, Agency RMBS trailed investment grade corporates by 120 basis points but outperformed sub-investment grades corporates by 20 basis points. Note prior to the sharp reversal in the markets at the end of October total returns for all three sectors were negative year to date, and all three sectors – Agency RMBS, investment grade and sub-investment grade corporates – generated positive absolute and excess returns for the year.

In response to the significant increase in interest rates and volatility, with the corresponding weakness in Agency RMBS assets early in the fourth quarter, we reduced our leverage and increased hedges. Specifically, we reduced our holding of 30-year fixed rate 3.0% coupons by approximately 40% - given their long duration - and modestly added a 30-year 7.0% coupon position.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. As interest rates have increased and prepayment speeds have slowed, the actual balance sheet reduction of Agency RMBS has trended well below the cap during 2023. Recently the Fed has indicated they may taper their quantitative tightening by slowing the rate of run-off of their portfolio, although it is likely they will allow their holdings of Agency RMBS to continue at the current pace and slow the run-off of U.S. Treasuries in a way that achieves their desired rate of portfolio run-off.

On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to then current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market. On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, to become effective April 1, 2024, which will, among other things, reduce the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replace the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; update the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduce a risk weight of 20% for guarantee assets.

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

Effects on our borrowing costs

We leverage our PT RMBS portfolio and a portion of our structured Agency RMBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets. Increases in the Fed Funds rate or SOFR typically increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. The impact of these increases would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR and T-Note futures contracts or interest rate swaptions.

Summary

The second half of 2023 was a very challenging period for the financial markets, especially the fixed income markets in the U.S. The U.S. economy proved incredibly resilient in the face of continued rate increases by the Fed since March of 2022 of 500 basis points. Growth for the third quarter was a surprising 4.9%, as measured by GDP.  The preliminary growth rate for the fourth quarter was 3.3%, still above what is deemed to be a sustainable rate. Fiscal deficits in the U.S. continue to grow and are expected to remain at elevated levels for the next few years. The combination of these factors, among others, drove U.S. Treasury rates higher as the market expected the Fed, while at or near the end of their tightening cycle, was not going to lower rates well into 2024.

A series of events in November and December triggered a violent reversal in the market outlook, the level of interest rates, the performance of risk assets and the outlook for monetary policy.  The primary development was incoming inflation data.  While the inflation data was at times above consensus expectations by economists, it was nonetheless steadily declining.  Most measures of inflation now exhibit a clear downward trend towards the Fed’s 2% target. While there were some instances of labor market and/or growth data that was soft released during the fourth quarter, generally the data remains firm, and the labor market has yet to materially weaken.  Yet, it appeared the Fed was willing to contemplate reducing rates if the inflation trend continued.  Comments by various Fed officials, including Chairman Powell, hinted at a pending shift in the outlook for monetary policy.  The market quickly responded to this development. Interest rates declined by over 100 basis points in the case of the 10-year U.S. Treasury note, from late October to late December.  Fed funds futures pricing implied the market expected the Fed to lower rates by over 150 basis points in 2024.  Risk assets of every type performed strongly over the last two months of the year, in many cases reversing year-to-date negative returns as of November 1, 2023, into strong positive returns for the year.

In response to the significant increase in interest rates and volatility early in the fourth quarter, with the corresponding weakness in Agency RMBS assets, Orchid reduced its leverage and increased hedges. Specifically, holdings of 30-year fixed rate 3.0% coupons were reduced by approximately 40% - given their long duration - and a modest 30-year 7.0% coupon position was added. As the market recovered in November and December Agency RMBS had very strong absolute returns – nearly 8% for the fixed rate Agency RMBS sub-sector – and 1.7% above comparable duration U.S. Treasuries.  However, public comments by Fed officials since late December have consistently pushed back against market expectations of the extent and timing of interest rate cuts.  The incoming data remains quite strong – particularly labor market and growth data.  Since year-end interest rates have partially reversed their declines late in the year, although the market still appears to expect significant rate cuts throughout the year – still over 80 basis points by the end of 2024.  Given the suddenness of the reversal in the market – with the resulting material decline in interest rates and volatility – coupled with still strong data and persistent signaling by Fed officials that the markets are overestimating their pending policy adjustments, Orchid’s Agency RMBS portfolio has not grown since early November and the hedges have remained very high relative to the level of funding.  To the extent the Fed does lower the Fed funds rate, we expect Orchid’s earnings stand to benefit as we believe current hedge positions are sufficient to off-set increased funding levels such that the net-interest margin of the portfolio is consistent with the current dividend rate.  Agency RMBS securities are still very attractively priced so the portfolio could be expanded, even without additional equity capital, as the current leverage ratio is at the low end of its historical range.

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

As discussed in Note 13 to the financial statements, our Agency RMBS are valued using Level 2 valuations, and such valuations currently are determined by our manager based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, our Manager must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, our Manager could opt to have the value of all of our positions in Agency RMBS determined by either an independent third-party or do so internally.

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

Derivative Financial Instruments

We use derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and we may continue to do so in the future. The principal instruments that we have used to date are Fed Funds, SOFR, T-Note and Eurodollar futures contracts, interest rate swaps, interest rate swaptions, interest rate caps and TBA securities, but we may enter into other derivatives in the future.

We account for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of comprehensive income (loss).

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

All of our Agency RMBS are either pass-through securities or structured Agency RMBS, including CMOs, IOs, IIOs or POs. Income on pass-through securities, POs and CMOs that contain principal balances is based on the stated interest rate of the security. As a result of accounting for our RMBS under the fair value option, premium or discount present at the date of purchase is not amortized. For IOs, IIOs and CMOs that do not contain principal balances, income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments, current interest rates and current asset prices. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security. Changes in fair value of all of our Agency RMBS during the period are recorded in earnings and reported as unrealized gains (losses) on mortgage-backed securities in the accompanying statements of comprehensive income (loss). For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Capital Expenditures

At December 31, 2023, we had no material commitments for capital expenditures.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024 YTD(1)	0.240	12,362
Totals	$66.690	$620,959

(1)

On January 10, 2024, the Company declared a dividend of $0.12 per share to be paid on February 27, 2024. On February 14, 2024, the Company declared a dividend of $0.12 per share to be paid on March 26, 2024.  The effects of these dividends are included in the table above but are not reflected in the Company’s financial statements as of December 31, 2023.

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

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are futures contracts, interest rate swaps and swaptions, and interest rate caps. These instruments are intended to serve as an economic hedge against future interest rate increases on our repurchase agreement borrowings. Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Hedging techniques are also limited by the rules relating to REIT qualification. In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2023 and December 31, 2022, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2023 and 2022.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2023
-200 Basis Points	(2.03)%	(16.78)%
-100 Basis Points	(0.54)%	(4.48)%
-50 Basis Points	(0.17)%	(1.40)%
+50 Basis Points	0.00%	0.02%
+100 Basis Points	(0.15)%	(1.23)%
+200 Basis Points	(0.81)%	(6.70)%
As of December 31, 2022
-200 Basis Points	0.52%	4.18%
-100 Basis Points	0.61%	4.92%
-50 Basis Points	0.40%	3.25%
+50 Basis Points	(0.43)%	(3.47)%
+100 Basis Points	(1.04)%	(8.38)%
+200 Basis Points	(2.51)%	(20.27)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2023, we had unrestricted cash and cash equivalents of $171.9 million and unpledged securities of approximately $28.5 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

Counterparty Credit Risk

We are exposed to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to our repurchase agreements and derivative contracts fail to perform their obligations under such agreements. The amount of assets we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such assets as well as the value of our derivative contracts. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our agreements and may have difficulty obtaining our assets pledged as collateral under such agreements. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value, and we limit our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting collateral posted as required. However, there is no guarantee our efforts to manage counterparty credit risk will be successful, and we could suffer significant losses if unsuccessful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 23, 2024, expressed an unqualified opinion thereon.

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

Valuation of Investments in Mortgage-Backed Securities

As described in Notes 1 and 13 to the financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $3.9 billion at December 31, 2023. The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including observing the most recent transactions for like or identical assets (including security coupon rate, maturity, yield, prepayment speed), market credit spreads, and model driven approaches.

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

The primary procedures we performed to address this critical audit matter included:

●

Testing the design, implementation, and operating effectiveness of controls relating to the valuation of mortgaged-backed securities in the Company’s process to select the price from multiple pricing sources to determine the fair value.

●

Assessing the range of values used for each investment position, and evaluating the price selected for potential bias by comparing the selected price to the high, low and average of the range of pricing sources.

●

Utilizing personnel with specialized knowledge and skill in valuation to develop an independent estimate of the fair value of each investment position by: (i) assessing the stated security coupon rate, maturity, yield, and prepayment speed, and comparing to the fair value used by the Company; (ii) comparing the Company’s fair value estimate of mortgage-backed securities to recent available market transactions, if available.

/s/ BDO USA, P.C.

Certified Public Accountants

We have served as the Company's auditor since 2011.

West Palm Beach, Florida

February 23, 2024

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $3,885,554 and $3,512,640, respectively)	$3,894,012	$3,540,002
U.S. Treasury securities, at fair value (includes pledged assets of $36,382 at December 31, 2022)	-	36,382
U.S. Treasury securities, available-for-sale (includes pledged assets of $79,680 at December 31, 2023)	148,820	-
Cash and cash equivalents	171,893	205,651
Restricted cash	28,396	31,568
Accrued interest receivable	14,951	11,519
Derivative assets	6,420	40,172
Other assets	455	442
Total Assets	$4,264,947	$3,865,736

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,705,649	$3,378,445
Payable for investment securities and TBA transactions	60,454	-
Dividends payable	6,222	5,908
Derivative liabilities	12,694	7,161
Accrued interest payable	7,939	9,209
Due to affiliates	1,013	1,131
Other liabilities	1,031	25,119
Total Liabilities	3,795,002	3,426,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 51,636,074 shares issued and outstanding as of December 31, 2023 and 36,764,983 shares issued and outstanding as of December 31, 2022	516	368
Additional paid-in capital	849,845	779,602
Accumulated deficit	(380,433)	(341,207)
Accumulated other comprehensive income	17	-
Total Stockholders' Equity	469,945	438,763
Total Liabilities and Stockholders' Equity	$4,264,947	$3,865,736

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
($ in thousands, except per share data)

	2023	2022	2021
Interest income	$177,569	$144,633	$134,700
Interest expense	(201,918)	(61,708)	(7,090)
Net interest (expense) income	(24,349)	82,925	127,610
Realized losses on mortgage-backed securities	(22,642)	(133,695)	(5,542)
Unrealized losses on mortgage-backed securities and U.S. Treasury securities	(18,941)	(642,710)	(198,454)
Gains on derivative instruments	45,237	452,476	26,492
Net portfolio loss	(20,695)	(241,004)	(49,894)

Expenses:
Management fees	10,491	10,447	8,156
Allocated overhead	2,389	2,042	1,632
Incentive compensation	1,419	957	1,132
Directors' fees and liability insurance	1,322	1,251	1,169
Audit, legal and other professional fees	1,495	1,143	1,112
Direct REIT operating expenses	715	831	1,090
Other administrative	700	778	575
Total expenses	18,531	17,449	14,866

Net loss	$(39,226)	$(258,453)	$(64,760)

Unrealized gains on U.S. Treasury securities measured at fair value through other comprehensive net loss	$17	$-	$-

Comprehensive net loss	$(39,209)	$(258,453)	$(64,760)

Basic and diluted net loss per share	$(0.89)	$(6.90)	$(2.67)

Weighted Average Shares Outstanding	44,649,039	37,464,671	24,228,865

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands)

			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income	Total
Balances, January 1, 2021	15,215	$152	$433,133	$(17,994)	$-	$415,291
Net loss	-	-	-	(64,760)	-	(64,760)
Cash dividends declared	-	-	(97,601)	-	-	(97,601)
Issuance of common stock pursuant to public offerings, net	20,166	202	513,857	-	-	514,059
Stock based awards and amortization	18	-	1,108	-	-	1,108
Shares repurchased and retired	-	-	-	-	-	-
Balances, December 31, 2021	35,399	354	850,497	(82,754)	-	768,097
Net loss	-	-	-	(258,453)	-	(258,453)
Cash dividends declared	-	-	(87,906)	-	-	(87,906)
Issuance of common stock pursuant to public offerings, net	3,885	38	40,542	-	-	40,580
Stock based awards and amortization	30	-	1,055	-	-	1,055
Shares repurchased and retired	(2,549)	(24)	(24,586)	-	-	(24,610)
Balances, December 31, 2022	36,765	368	779,602	(341,207)	-	438,763
Net loss	-	-	-	(39,226)	-	(39,226)
Unrealized gain on available-for-sale securities	-	-	-	-	17	17
Cash dividends declared	-	-	(81,127)	-	-	(81,127)
Issuance of common stock pursuant to public offerings, net	15,880	157	159,281	-	-	159,438
Stock based awards and amortization	64	1	1,503	-	-	1,504
Shares repurchased and retired	(1,073)	(10)	(9,414)	-	-	(9,424)
Balances, December 31, 2023	51,636	$516	$849,845	$(380,433)	$17	$469,945

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
($ in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,226)	$(258,453)	$(64,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	1,198	685	772
Discount accretion on U.S. Treasury Bills	(1,875)	-	-
Realized losses on mortgage-backed securities	22,642	133,695	5,542
Unrealized losses on mortgage-backed securities and U.S. Treasury securities	18,941	642,710	198,454
Realized and unrealized losses (gains) on derivative instruments	10,616	(245,421)	(35,350)
Changes in operating assets and liabilities:
Accrued interest receivable	(3,432)	7,340	(9,138)
Other assets	(7)	(128)	196
Accrued interest payable	(1,270)	8,421	(369)
Other liabilities	534	454	663
Due to affiliates	(118)	69	430
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,003	289,372	96,440

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,521,070)	(1,004,526)	(6,430,725)
Sales and maturities	797,633	2,759,919	2,851,708
Principal repayments	326,720	440,094	591,086
Purchases of U.S. Treasury securities	(97,787)	-	(37,440)
Maturity of U.S. Treasury securities	37,500	-	-
Net proceeds from derivative instruments	15,940	245,335	8,571
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(441,064)	2,440,822	(3,016,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	37,761,388	40,040,024	35,950,241
Principal payments on repurchase agreements	(37,434,184)	(42,905,685)	(33,301,721)
Cash dividends paid	(80,754)	(93,494)	(90,984)
Proceeds from issuance of common stock, net of issuance costs	159,438	40,580	514,059
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(9,757)	(24,842)	(299)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	396,131	(2,943,417)	3,071,296

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36,930)	(213,223)	150,936
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	237,219	450,442	299,506
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$200,289	$237,219	$450,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$203,188	$53,288	$7,458

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

On March 7, 2023, Orchid entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through  December 31, 2023, the Company issued a total of 13,190,039 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $129.9 million, and net proceeds of approximately $127.8 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of December 31, 2023.

Reclassification of Comparative Period Information

The Company previously reported $3.3 million and $0.4 million of commissions, fees and other expenses associated with its derivative holdings for the years ended December 31, 2022 and 2021, respectively, in "Direct REIT operating expenses" in the statements of comprehensive income (loss).  These expenses have been reclassified as part of "Gains (losses) on derivative and other hedging instruments" to conform with the presentation in the current period.

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

(in thousands)
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$171,893	$205,651
Restricted cash	28,396	31,568
Total cash, cash equivalents and restricted cash	$200,289	$237,219

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

Mortgage-Backed Securities and U.S. Treasury Securities

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS and IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes and U.S. Treasury Bills, primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and U.S. Treasury Notes under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the statements of comprehensive income (loss), which, in management’s view, more appropriately reflects the results of the Company's operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed. The Company has designated its U.S. Treasury Bills as available-for-sale.

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

Income on PT RMBS and U.S. Treasury Notes is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of comprehensive income (loss). For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of investments for which the fair value option is elected are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities and U.S. Treasury securities in the accompanying statements of comprehensive income (loss). Realized gains and losses on sales of investments for which the fair value option has been elected, using the specific identification method, are reported as a separate component of net portfolio income on the statements of comprehensive income (loss).

U.S. Treasury Bills are zero-coupon bonds that are purchased at a discount to the par amount. This discount is accreted into income over the life of the investment and reported in the statements of comprehensive income (loss) as interest income. Changes in fair value of U.S. Treasury Bills that are classified as available-for-sale are reported in accumulated other comprehensive income ("OCI"). Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gain or loss to reclassify out of accumulated OCI into earnings based on the specific identification method. The Company evaluated securities for allowance for credit losses and since all of the Company's available-for-sale securities designated investments consist of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government, the Company does not record an allowance for credit losses.

Derivative Financial Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), SOFR, federal funds ("Fed Funds") and Eurodollar futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”) , interest rate caps and TBA securities transactions, but the Company may enter into other derivative and other hedging instruments in the future.

The Company accounts for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of comprehensive income (loss).

Derivative and other hedging instruments are carried at fair value, and changes in fair value are recorded in statements of comprehensive income (loss) as gains or losses on derivative and other hedging instruments for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities. Gains and losses on derivatives, except those that result in cash receipts or payments, are included in operating activities on the statements of cash flows. Cash payments and cash receipts from settlements of derivatives, including current period net cash settlements on interest rates swaps, are classified as an investing activity on the statements of cash flows.

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

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed, either in the body of the financial statements or in the accompanying notes. RMBS, Fed Funds, SOFR and T-Note futures contracts, interest rate swaps, interest rate swaptions, interest rate caps and TBA securities are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 13 of the financial statements.

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

Income Taxes

Orchid elected and is organized and operated so as to qualify to be taxed as a REIT under the Code. REITs are generally not subject to U.S. federal income tax on their REIT taxable income provided that they distribute to their stockholders all of their REIT taxable income on an annual basis. A REIT must distribute at least 90% of its REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gain, and meet other requirements of the Code to retain its tax status.

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

NOTE 2. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of December 31, 2023 and December 31, 2022:

(in thousands)
	December 31, 2023			December 31, 2022
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$4,051,145	$4,198,424	$3,877,082	$3,848,367	$4,088,165	$3,519,906
Total Pass-Through Certificates	4,051,145	4,198,424	3,877,082	3,848,367	4,088,165	3,519,906
Structured RMBS Certificates:
Interest-Only Securities (2)	n/a	19,839	16,572	n/a	22,395	19,669
Inverse Interest-Only Securities (3)	n/a	1,825	358	n/a	2,147	427
Total Structured RMBS Certificates	-	21,664	16,930	-	24,542	20,096
Total	$4,051,145	$4,220,088	$3,894,012	$3,848,367	$4,112,707	$3,540,002

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $98.6 million and $111.5 million as of December 31, 2023 and 2022, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $26.8 million and $31.5 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2022, the Company held U.S. Treasury securities with a fair value of approximately $36.4 million, that were accounted for under the fair value option. U.S. Treasury securities are held primarily to satisfy collateral requirements of its repurchase and derivative counterparties.

The following table is a summary of the Company's net gain (loss) from the sale of mortgage-backed securities for the years ended December 31, 2023, 2022 and 2021.

(in thousands)
	2023	2022	2021
Proceeds from sales of RMBS	$797,633	$2,759,919	$2,851,708
Carrying value of RMBS sold	(820,275)	(2,893,614)	(2,857,250)
Net loss on sales of RMBS	$(22,642)	$(133,695)	$(5,542)

Gross gain on sales of RMBS	$-	$2,705	$7,930
Gross loss on sales of RMBS	(22,642)	(136,400)	(13,472)
Net loss on sales of RMBS	$(22,642)	$(133,695)	$(5,542)

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

As of December 31, 2023, the Company held U.S. Treasury securities with a fair value of approximately $148.8 million that were classified as available-for-sale. U.S. Treasury securities are held primarily to satisfy collateral requirements of its repurchase and derivative counterparties.

The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of December 31, 2023 are as follows:

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Bill, 1/2/2024 Maturity	$49,671	$9	$-	$49,680
U.S. Treasury Bill, 2/15/2024 Maturity	49,992	8	-	50,000
U.S. Treasury Bill, 4/30/2024 Maturity	49,140	-	-	49,140
	$148,803	$17	$-	$148,820

The Company had no securities classified as available-for-sale that were in an unrealized loss position as of December 31, 2023, 2022 and 2021.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2023, the Company had met all margin call requirements.

As of December 31, 2023 and 2022, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2023
Fair market value of securities pledged, including accrued interest receivable	$-	$3,125,315	$710,055	$65,106	$3,900,476
Repurchase agreement liabilities associated with these securities	$-	$2,966,650	$674,696	$64,303	$3,705,649
Net weighted average borrowing rate	-	5.55%	5.54%	5.46%	5.55%
December 31, 2022
Fair market value of securities pledged, including accrued interest receivable	$-	$2,496,769	$884,632	$142,658	$3,524,059
Repurchase agreement liabilities associated with these securities	$-	$2,404,329	$837,299	$136,817	$3,378,445
Net weighted average borrowing rate	-	4.43%	4.51%	4.15%	4.44%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $13.3 million as of December 31, 2022.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2023, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $176.5 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at December 31, 2023 and 2022.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company's derivative and other hedging instruments assets and liabilities as of December 31, 2023 and 2022.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Interest rate swaps	Derivative assets, at fair value	$6,348	$4,983
Payer swaptions (long positions)	Derivative assets, at fair value	72	33,398
Interest rate caps	Derivative assets, at fair value	-	1,119
TBA securities	Derivative assets, at fair value	-	672
Total derivative assets, at fair value		$6,420	$40,172

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$-	$-
Payer swaptions (short positions)	Derivative liabilities, at fair value	-	5,982
TBA securities	Derivative liabilities, at fair value	12,694	1,179
Total derivative liabilities, at fair value		$12,694	$7,161

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$4,096	$16,493
TBA securities	Restricted cash	23,720	1,734
Interest rate swaption contracts	Restricted cash	580	-
TBA securities	Other liabilities	-	(532)
Interest rate swaption contracts	Other liabilities	-	(12,489)
Total margin balances on derivative contracts		$28,396	$5,206

T-Note and SOFR futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at December 31, 2023 and 2022.

($ in thousands)
	December 31, 2023
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2024 5-year T-Note futures (Mar 2024 - Mar 2029 Hedge Period)	$421,500	4.36%	4.04%	$(9,936)
March 2024 10-year Ultra futures (Mar 2024 - Mar 2034 Hedge Period)	320,000	4.38%	4.39%	$(11,393)
SOFR Futures Contracts (Short Positions)
June 2024 3-Month SOFR futures (Mar 2024 - Jun 2024 Hedge Period)	$25,000	5.08%	4.99%	$(24)
September 2024 3-Month SOFR futures (Jun 2024 - Sep 2024 Hedge Period)	25,000	4.67%	4.52%	$(39)
December 2024 3-Month SOFR futures (Sep 2024 - Dec 2024 Hedge Period)	25,000	4.27%	4.10%	$(44)
March 2025 3-Month SOFR futures (Dec 2024 - Mar 2025 Hedge Period)	25,000	3.90%	3.73%	$(43)
June 2025 3-Month SOFR futures (Mar 2025 - Jun 2025 Hedge Period)	25,000	3.58%	3.42%	$(41)
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	25,000	3.37%	3.21%	$(39)
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	25,000	3.25%	3.10%	$(37)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	25,000	3.21%	3.07%	$(35)

($ in thousands)
	December 31, 2022
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Position)(2)
March 2023 5-year T-Note futures (Mar 2023 - Mar 2028 Hedge Period)	$750,500	4.20%	4.22%	$(100)
March 2023 10-year Ultra futures (Mar 2023 - Mar 2033 Hedge Period)	174,500	3.66%	3.79%	$965

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $108.77 at December 31, 2023 and $107.93 at December 31, 2022. The contract values of the short positions were $458.5 million and $810.0 million at December 31, 2023 and 2022, respectively. 10-Year Ultra futures contracts were valued at price of $112.89 at December 31, 2023 and $118.28 at December 31, 2022.  The contract value of the short positions was $361.3 million and $206.4 million at December 31, 2023 and 2022, respectively.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at December 31, 2023 and 2022.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
December 31, 2023
Expiration > 1 to ≤ 5 years	$500,000	0.84%	5.64%	2.7
Expiration > 5 years	1,826,500	2.62%	5.40%	6.8
	$2,326,500	2.24%	5.45%	5.9
December 31, 2022
Expiration > 1 to ≤ 5 years	$500,000	0.84%	4.75%	3.7
Expiration > 5 years	900,000	1.70%	4.23%	6.6
	$1,400,000	1.39%	4.41%	5.6

As of  December 31, 2023, the table above includes swaps with aggregate notional amounts of $274.0 million that begin accruing interest February 24, 2024 with a weighted fixed pay rate of 3.43% and a receive rate indexed to overnight SOFR. In accordance with procedures prescribed by the Chicago Mercantile Exchange ("CME"), all of the Company’s remaining LIBOR interest rate swaps cleared through the CME were converted into SOFR interest rate swaps, effective September 10, 2023.

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

The table below presents information related to the Company's interest rate cap positions at  December 31, 2022. The Company had no interest rate cap positions in place at December 31, 2023.

($ in thousands)
Net
			Strike		Estimated
	Notional		Swap	Curve	Fair
Expiration	Amount	Cost	Rate	Spread	Value
February 8, 2024	$200,000	$1,450	0.09%	2Y10Y	$1,119

The table below presents information related to the Company’s interest rate swaption positions at December 31, 2023 and 2022.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Average	Average	Average
		Fair	Months to	Notional	Fixed	Adjustable	Term
Expiration	Cost	Value	Expiration	Amount	Rate	Rate	(Years)
December 31, 2023
Payer Swaptions (long positions)
≤ 1 year	$1,619	$72	5.0	800,000	5.40%	SOFR	1.0
December 31, 2022
Payer Swaptions (long positions)
≤ 1 year	$36,685	$21,253	9.6	1,250,000	4.09%	SOFR	10.0
> 1 year ≤ 2 years	11,021	12,145	239.5	120,000	2.05%	SOFR	10.0
	$47,706	$33,398	29.8	$1,370,000	3.91%	SOFR	10.0
Payer Swaptions (short positions)
≤ 1 year	$(17,800)	$(5,982)	3.6	$(917,000)	4.09%	SOFR	10.0

The following table summarizes the Company's contracts to purchase and sell TBA securities as of December 31, 2023 and 2022.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2023
30-Year TBA securities:
3.0%	$(70,700)	$(59,278)	$(62,647)	$(3,369)
5.0%	(250,000)	(242,725)	(247,657)	(4,932)
5.5%	(325,000)	(322,410)	(326,803)	(4,393)
Total	$(645,700)	$(624,413)	$(637,107)	$(12,694)
December 31, 2022
30-Year TBA securities:
2.0%	$(175,000)	$(142,268)	$(143,145)	$(877)
3.0%	(500,000)	(440,644)	(440,274)	370
Total	$(675,000)	$(582,912)	$(583,419)	$(507)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.

(in thousands)
	2023	2022	2021
Futures contracts (short positions)	$32,650	206,907	(1,026)
Interest rate swaps	19,657	167,641	23,398
Payer swaptions (long positions)	(8,734)	152,365	(2,580)
Payer swaptions (short positions)	4,113	(81,050)	9,062
Interest rate caps	(219)	919	-
Interest rate floors (long positions)	1,785	-	2,765
Interest rate floors (short positions)	(525)	-	-
TBA securities (short positions)	1,370	4,494	3,432
TBA securities (long positions)	(4,860)	1,200	(8,559)
Total	$45,237	$452,476	$26,492

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company's assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2023 and 2022.

(in thousands)
	December 31, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,868,624	$-	$3,868,624	$3,492,544	$-	$3,492,544
Structured RMBS - fair value	16,930	-	16,930	20,096	-	20,096
U.S. Treasury securities - fair value	-	79,680	79,680	-	36,382	36,382
Accrued interest on pledged securities	14,922	-	14,922	11,419	16	11,435
Restricted cash	-	28,396	28,396	13,341	18,227	31,568
Total	$3,900,476	$108,076	$4,008,552	$3,537,400	$54,625	$3,592,025

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of December 31, 2023 and 2022.

(in thousands)
	December 31, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$42,179	$-	$42,179	$3,075	$13,021	$16,096
U.S. Treasury securities - fair value	10,429	-	10,429	197	-	197
Total	$52,608	$-	$52,608	$3,272	$13,021	$16,293

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2023 and 2022.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2023
Interest rate swaps	$6,348	$-	$6,348	$-	$-	$6,348
Interest rate swaptions	72	-	72	-	-	72
	$6,420	$-	$6,420	$-	$-	$6,420
December 31, 2022
Interest rate swaps	$4,983	$-	$4,983	$-	$-	$4,983
Interest rate swaptions	33,398	-	33,398	-	(12,489)	20,909
Interest rate caps	1,119	-	1,119	-	-	1,119
TBA securities	672	-	672	-	(532)	140
	$40,172	$-	$40,172	$-	$(13,021)	$27,151

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2023
Repurchase Agreements	$3,705,649	$-	$3,705,649	$(3,705,649)	$-	$-
TBA securities	12,694	-	12,694	-	(12,694)	-
	$3,718,343	$-	$3,718,343	$(3,705,649)	$(12,694)	$-
December 31, 2022
Repurchase Agreements	$3,378,445	$-	$3,378,445	$(3,365,104)	$(13,341)	$-
Interest rate swaptions	5,982	-	5,982	-	-	5,982
TBA securities	1,179	-	1,179	-	(1,179)	-
	$3,385,606	$-	$3,385,606	$(3,365,104)	$(14,520)	$5,982

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

Common Stock Issuances

During 2023 and 2022, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2023
At the Market Offering Program(3)	First Quarter	$11.77	2,690,000	$31,657
At the Market Offering Program(3)	Second Quarter	9.95	4,757,953	47,355
At the Market Offering Program(3)	Third Quarter	9.54	8,432,086	80,426
At the Market Offering Program(3)	Fourth Quarter	-	-	-
			15,880,039	$159,438
2022
At the Market Offering Program(3)	First Quarter	$-	-	$-
At the Market Offering Program(3)	Second Quarter	-	-	-
At the Market Offering Program(3)	Third Quarter	-	-	-
At the Market Offering Program(3)	Fourth Quarter	10.45	3,885,048	40,580
			3,885,048	$40,580

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)

As of December 31, 2023, the Company had entered into eleven equity distribution agreements, ten of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 904,564 shares of the Company's common stock. Coupled with the 156,751 shares remaining from the original 400,000 share authorization, the increased authorization brought the total authorization to 1,061,315 shares, representing 10% of the then outstanding share count.

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

From the inception of the stock repurchase program through December 31, 2023, the Company repurchased a total of 4,748,361 shares at an aggregate cost of approximately $74.2 million, including commissions and fees, for a weighted average price of $15.63 per share. During the year ended December 31, 2023, the Company repurchased a total of 1,072,789 shares at an aggregate cost of approximately $9.4 million, including commissions and fees, for a weighted average price of $8.79 per share. During the year ended  December 31, 2022, the Company repurchased a total of 2,538,470 shares at an aggregate cost of approximately $24.5 million, including commissions and fees, for a weighted average price of $9.63 per share. Subsequent to  December 31, 2023, and through  February 23, 2024, the Company repurchased a total of 332,773 shares at an aggregate cost of approximately $2.8 million, including commissions and fees, for a weighted average price of $8.35 per share. The remaining authorization under the stock repurchase program as of  February 23, 2024 was 3,895,829 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024 YTD(1)	0.240	12,362
Totals	$66.690	$620,959

(1)

On January 10, 2024, the Company declared a dividend of $0.12 per share to be paid on February 27, 2024. On February 14, 2024, the Company declared a dividend of $0.12 per share to be paid on March 26, 2024. The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December 31, 2023.

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

Performance Units

The Company has issued, and may in the future issue additional PUs under the Incentive Plan to certain executive officers and employees of its Manager. PUs vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the PU agreement. When earned, each PU will be settled by the issuance of one share of the Company’s common stock, at which time the PU will be cancelled. The PUs contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the underlying shares of common stock. PUs are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company. Compensation expense for the PUs, included in incentive compensation on the statements of comprehensive income (loss), is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved.

The following table presents information related to PUs outstanding during the years ended December 31, 2023 and 2022.

($ in thousands, except per share data)
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	36,920	$20.57	26,645	$29.40
Granted	76,696	10.82	35,114	16.55
Forfeited	-	-	(14,980)	21.04
Vested and issued	(17,848)	22.09	(9,859)	29.40
Unvested, end of period	95,768	$12.48	36,920	$20.57

Compensation expense during period		$590		$376
Unrecognized compensation expense, end of period		$597		$357
Intrinsic value, end of period		$807		$388
Weighted-average remaining vesting term (in years)		1.2		1.2

The number of shares of common stock issuable upon the vesting of the remaining outstanding PUs was reduced as a result of three book value impairment events that occurred pursuant to the terms of the long term equity incentive compensation plans (the “Plans”) established under the Company’s 2012 Equity Incentive Plan and 2021 Equity Incentive Plan. The first book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended March 31, 2022 and the Company’s book value per share decline from January 1, 2022 to June 30, 2022 was more than 10%. The second book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended September 30, 2022 and the Company’s book value per share decline from July 1, 2022 to December 31, 2022 was more than 10%. The third book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended September 30, 2023 and the Company’s book value per share decline from July 1, 2023 to December 31, 2023 was more than 10%. The Plans provide that if such a book value impairment event occurs, then the number of outstanding PUs that are outstanding as of the last day of such two quarter period shall be reduced by 15%.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. Compensation expense for the stock awards is based on the fair value of the Company’s common stock on the grant date and is included in incentive compensation in the statements of comprehensive income (loss). The following table presents information related to fully vested common stock issued during the years ended December 31, 2023 and 2022. All of the fully vested shares of common stock issued during the years ended  December 31, 2023 and 2022, and the related compensation expense, were granted with respect to service performed during the previous fiscal years.

($ in thousands, except per share data)
	2023	2022
Fully vested shares granted	76,696	35,114
Weighted average grant date price per share	$10.82	$16.55
Compensation expense related to fully vested shares of common stock awards(1)	$830	$581

(1)

The awards issued during the year ended December 31, 2023 were granted with respect to service performed in 2022. Approximately $600,000 of compensation expense related to the 2023 awards was accrued and recognized in 2022. The awards issued during the year ended  December 31, 2022 were granted with respect to service performed in 2021. Approximately $600,000 of compensation expense related to the 2022 awards was accrued and recognized in 2021.

Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of DSU awards pursuant to the Incentive Plans. Each DSU represents a right to receive one share of the Company’s common stock. Beginning in 2022, each non-employee director could elect to receive all of his or her compensation in the form of DSUs. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant. Compensation expense for the DSUs is included in directors’ fees and liability insurance in the statements of comprehensive income (loss). The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock. These distributions will be made in the form of cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock.

The following table presents information related to the DSUs outstanding during the years ended December 31, 2023 and 2022.

($ in thousands, except per share data)
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	54,197	$20.29	28,595	$26.92
Granted and vested	42,507	9.81	25,602	12.89
Outstanding, end of period	96,704	$15.69	54,197	$20.29

Compensation expense during period		$378		$328
Intrinsic value, end of period		$815		$569

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2023.

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

As of December 31, 2023, we had distributed all of our estimated REIT taxable income through fiscal year 2023. Accordingly, no income tax provision was recorded for 2023, 2022 and 2021.

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the years ended December 31, 2023, 2022 and 2021. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2023, 2022 and 2021.

(in thousands, except per-share information)
	2023	2022	2021
Numerator for basic and diluted EPS per share of common stock:
Net loss - Basic and diluted	$(39,226)	$(258,453)	$(64,760)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	51,636	36,765	35,399
Effect of weighting	(6,987)	700	(11,170)
Weighted average shares-basic and diluted	44,649	37,465	24,229
Net loss per common share:
Basic and diluted	$(0.89)	$(6.90)	$(2.67)
Anti-dilutive incentive shares not included in calculation.	192	91	55

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

RMBS (based on the fair value option), derivatives and TBA securities were recorded at fair value on a recurring basis during the years ended December 31, 2023, 2022 and 2021. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  December 31, 2023 and 2022. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2023 and 2022. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Mortgage-backed securities	$-	$3,894,012	$-
U.S. Treasury securities	148,820	-	-
Interest rate swaps	-	6,348	-
Interest rate swaptions	-	72	-
TBA securities	-	(12,694)	-
December 31, 2022
Mortgage-backed securities	$-	$3,540,002	$-
U.S. Treasury securities	36,382	-	-
Interest rate swaps	-	4,983	-
Interest rate swaptions	-	27,416	-
Interest rate caps	-	1,119	-
TBA securities	-	(507)	-

During the years ended December 31, 2023 and 2022, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 14. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by the Manager pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2025 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company. The Manager receives a monthly management fee in the amount of:

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $13.6 million, $13.0 million and $9.8 million, for the years ended  December 31, 2023, 2022 and 2021, respectively.

Other Relationships with Bimini

Robert Cauley, the Company's Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, the Company's Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of December 31, 2023, Bimini owned 569,071 shares, or 1.1%, of the Company’s common stock.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on Internal Control over Financial Reporting

We have audited Orchid Island Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2023 and 2022, the related statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Certified Public Accountants

West Palm Beach, Florida

February 23, 2024

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which the Company expects to file with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2023.

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

10.12	2016 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 28, 2016 and incorporated herein by reference)†
10.13	2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed on April 28, 2017 and incorporated herein by reference)†
10.14	2018 Long Term Incentive Compensation Plan (filed as Exhibit 10.5 to Form 10-Q filed on April 27, 2018 and incorporated herein by reference)†
10.15	2019 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 26, 2019 and incorporated herein by reference)†
10.16	2020 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2020 and incorporated herein by reference)†
10.17	2021 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 30, 2021 and incorporated herein by reference)†
10.18	2022 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 29, 2022 and incorporated herein by reference)†
10.19	2023 Long Term Incentive Compensation Plan (filed as Exhibit 10.20 to Form 10-K filed on March 3, 2023 and incorporated herein by reference)†
10.20	2024 Long Term Incentive Compensation Plan†*
10.21

Form of Deferred Stock Unit Grant Notice and Agreement under the 2021 Equity Incentive Plan  (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on February 25, 2022 and incorporated herein by reference)†

10.22	Form of Director Cash Compensation Deferral Election Form (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 25, 2022 and incorporated herein by reference)†
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2021 and incorporated herein by reference)
23.1	Consent of BDO USA, P.C.*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 97	Incentive Compensation Recoupment Policy†*
Exhibit 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) ***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document ***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: February 23, 2024	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 23, 2024	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 23, 2024
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ George H. Haas, IV	Chief Financial Officer, Chief	February 23, 2024
George H. Haas, IV	Investment Officer, and Director
(Principal Financial and Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 23, 2024
W Coleman Bitting

/s/ Frank P. Filipps	Independent Director	February 23, 2024
Frank P. Filipps

/s/ Paula Morabito	Independent Director	February 23, 2024
Paula Morabito

/s/ Ava L. Parker	Independent Director	February 23, 2024
Ava L. Parker