Form 10-Q
period 2024-03-31
Orchid Island Capital, Inc.
filed 2024-04-26
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares outstanding at April 25, 2024: 52,973,989

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $3,875,705 and $3,885,554, respectively)	$3,881,078	$3,894,012
U.S. Treasury securities, available-for-sale (includes pledged assets of $79,590 and $79,680, respectively)	99,496	148,820
Cash and cash equivalents	190,373	171,893
Restricted cash	13,247	28,396
Accrued interest receivable	15,614	14,951
Derivative assets	12,511	6,420
Other assets	2,343	455
Total Assets	$4,214,662	$4,264,947

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,711,498	$3,705,649
Payable for investment securities and TBA transactions	395	60,454
Dividends payable	6,365	6,222
Derivative liabilities	80	12,694
Accrued interest payable	12,769	7,939
Due to affiliates	1,007	1,013
Other liabilities	917	1,031
Total Liabilities	3,733,031	3,795,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 52,826,169 shares issued and outstanding as of March 31, 2024 and 51,636,074 shares issued and outstanding as of December 31, 2023	528	516
Additional paid-in capital	841,790	849,845
Accumulated deficit	(360,657)	(380,433)
Accumulated other comprehensive (loss) income	(30)	17
Total Stockholders' Equity	481,631	469,945
Total Liabilities and Stockholders' Equity	$4,214,662	$4,264,947

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

 For the Three Months Ended March 31, 2024 and 2023

($ in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income	$48,871	$38,012
Interest expense	(51,361)	(42,217)
Net interest expense	(2,490)	(4,205)
Unrealized (losses) gains on mortgage-backed securities and U.S. Treasury securities	(61,895)	53,895
Gains (losses) on derivative and other hedging instruments	87,899	(41,156)
Net portfolio income	23,514	8,534

Expenses:
Management fees	2,161	2,642
Allocated overhead	598	576
Incentive compensation	(89)	470
Directors' fees and liability insurance	329	323
Audit, legal and other professional fees	476	451
Direct REIT operating expenses	170	165
Other administrative	93	377
Total expenses	3,738	5,004

Net income	$19,776	$3,530
Unrealized losses on U.S. Treasury securities measured at fair value through other comprehensive net income	(47)	-
Comprehensive net income	$19,729	$3,530

Basic and diluted net income per share	$0.38	$0.09

Weighted Average Shares Outstanding	51,604,135	38,491,767

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total

Balances, January 1, 2024	51,636	$516	$849,845	$(380,433)	$17	$469,945
Net income	-	-	-	19,776	-	19,776
Unrealized loss on available-for-sale securities	-	-	-	-	(47)	(47)
Cash dividends declared ($0.36 per share)	-	-	(18,724)	-	-	(18,724)
Stock based awards and amortization	33	-	350	-	-	350
Issuance of common stock pursuant to public offerings, net	1,490	15	13,094	-	-	13,109
Shares repurchased and retired	(333)	(3)	(2,775)	-	-	(2,778)
Balances, March 31, 2024	52,826	$528	$841,790	$(360,657)	$(30)	$481,631

Balances, January 1, 2023	36,765	$368	$779,602	$(341,207)	$-	$438,763
Net income	-	-	-	3,530	-	3,530
Cash dividends declared ($0.48 per share)	-	-	(18,807)	-	-	(18,807)
Stock based awards and amortization	4	-	181	-	-	181
Issuance of common stock pursuant to public offerings, net	2,690	26	31,631	-	-	31,657
Shares repurchased and retired	(373)	(3)	(3,960)	-	-	(3,963)
Balances, March 31, 2023	39,086	$391	$788,647	$(337,677)	$-	$451,361

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2024 and 2023

($ in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,776	$3,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	(140)	409
Discount accretion on U.S. Treasury Bills	(1,221)	-
Unrealized losses (gains) on mortgage-backed securities and U.S. Treasury securities	61,895	(53,895)
Realized and unrealized (gains) losses on derivative instruments	(39,176)	43,563
Changes in operating assets and liabilities:
Accrued interest receivable	(663)	(1,601)
Other assets	(530)	(459)
Accrued interest payable	4,830	5,544
Other liabilities	244	182
Due to affiliates	(6)	98
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	45,009	(2,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(345,032)	(467,460)
Sales and maturities	221,733	-
Principal repayments	74,338	61,021
Purchases of U.S. Treasury securities, available-for-sale	(98,643)	-
Proceeds from maturity of U.S. Treasury securities, available-for-sale	100,000	-
Net proceeds from (payments on) derivative instruments	8,435	(42,450)
NET CASH USED IN INVESTING ACTIVITIES	(39,169)	(448,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	8,529,398	7,849,145
Principal payments on repurchase agreements	(8,523,549)	(7,458,153)
Cash dividends	(18,564)	(18,422)
Proceeds from issuance of common stock, net of issuance costs	13,109	31,657
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(2,903)	(3,970)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,509)	400,257

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,331	(51,261)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	200,289	237,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$203,620	$185,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,531	$36,673

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

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

On March 7, 2023, Orchid entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through March 31, 2024, the Company issued a total of 14,680,114 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $143.2 million, and net proceeds of approximately $140.9 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The balance sheet at  December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of March 31, 2024.

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

(in thousands)
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$190,373	$171,893
Restricted cash	13,247	28,396
Total cash, cash equivalents and restricted cash	$203,620	$200,289

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

Mortgage-Backed Securities and U.S. Treasury Securities

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS. The Company refers to IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes and U.S. Treasury Bills (collectively, "U.S. Treasury securities"), primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and U.S. Treasury securities under the fair value option. Electing the fair value option requires the Company to record changes in fair value in net income, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed. The Company has designated its U.S. Treasury securities purchased after August 2023 as available-for-sale, and changes in fair value for reasons other than expected credit losses are recognized in other comprehensive income.

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

U.S. Treasury Bills are zero-coupon bonds that are purchased at a discount to the par amount. This discount is accreted into income over the life of the investment and reported in the statements of comprehensive income as interest income. Changes in fair value of U.S. Treasury securities that are classified as available-for-sale are reported in accumulated other comprehensive income ("OCI"). Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gain or loss to reclassify out of accumulated OCI into earnings based on the specific identification method. The Company evaluated securities for allowance for credit losses and since all of the Company's available-for-sale securities designated investments consist of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government, the Company does not record an allowance for credit losses.

Derivative and Other Hedging Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), Secured Overnight Financing Rate ("SOFR"), federal funds (“Fed Funds”) and Eurodollar futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”), dual digital options, interest rate caps and floors, and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivative and other hedging instruments in the future.

The Company accounts for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of comprehensive income.

Derivative and other hedging instruments are carried at fair value, and changes in fair value are recorded in income as gains or losses on derivative and other hedging instruments for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities. Gains and losses on derivatives, except those that result in cash receipts or payments, are included in operating activities on the statements of cash flows. Cash payments and cash receipts from settlements of derivatives, including current period net cash settlements on interest rate swaps, are classified as an investing activity on the statements of cash flows.

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

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed either in the body of the financial statements or in the accompanying notes. RMBS, Fed Funds, SOFR and T-Note futures contracts, interest rate swaps, interest rate swaptions, dual digital options, interest rate floors and caps, and TBA securities are accounted for at fair value in the balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 13 of the financial statements.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU:) 2023-07 "Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The guidance in ASU 2023-07 is effective in annual periods beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of March 31, 2024 and December 31, 2023:

(in thousands)
	March 31, 2024			December 31, 2023
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$4,351,259	$4,466,595	$3,864,505	$4,051,145	$4,198,424	$3,877,082
Total Pass-Through Certificates	4,351,259	4,466,595	3,864,505	4,051,145	4,198,424	3,877,082
Structured RMBS Certificates:
Interest-Only Securities(2)	n/a	19,142	16,326	n/a	19,839	16,572
Inverse Interest-Only Securities(3)	n/a	1,756	247	n/a	1,825	358
Total Structured RMBS Certificates		20,898	16,573		21,664	16,930
Total	$4,351,259	$4,487,493	$3,881,078	$4,051,145	$4,220,088	$3,894,012

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $94.9 million and $98.6 million as of March 31, 2024 and December 31, 2023, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $25.8 million and $26.8 million as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended  March 31, 2024, the Company resecuritized RMBS with a fair value of $221.7 million, by transferring the RMBS into a larger RMBS that is backed by the transferred RMBS. The Company retained the entire larger RMBS. No gain or loss was recorded on this resecuritization. There were no sales of RMBS during the three months ended March 31, 2023.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

As of March 31, 2024 and December 31, 2023, the Company held U.S. Treasury securities with a fair value of approximately $99.5 million and $148.8 million, respectively, that were classified as available-for-sale. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of March 31, 2024 and December 31, 2023 are as follows:

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2024
U.S. Treasury Bill maturing 4/30/2024	$49,791	$-	$(24)	$49,767
U.S. Treasury Note maturing 5/31/2024	49,735	-	(6)	49,729
	$99,526	$-	$(30)	$99,496
December 31, 2023
U.S. Treasury Bill maturing 1/2/2024	$49,671	$9	$-	$49,680
U.S. Treasury Bill maturing 2/15/2024	49,992	8	-	50,000
U.S. Treasury Bill maturing 4/30/2024	49,140	-	-	49,140
	$148,803	$17	$-	$148,820

Since all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2024, the Company had met all margin call requirements.

As of March 31, 2024 and December 31, 2023, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2024
Fair market value of securities pledged, including accrued interest receivable	$94,362	$3,406,836	$361,390	$28,379	$3,890,967
Repurchase agreement liabilities associated with these securities	$88,946	$3,251,797	$343,299	$27,456	$3,711,498
Net weighted average borrowing rate	5.47%	5.46%	5.45%	5.37%	5.46%
December 31, 2023
Fair market value of securities pledged, including accrued interest receivable	$-	$3,125,315	$710,055	$65,106	$3,900,476
Repurchase agreement liabilities associated with these securities	$-	$2,966,650	$674,696	$64,303	$3,705,649
Net weighted average borrowing rate	-	5.55%	5.54%	5.46%	5.55%

In addition, cash pledged to counterparties for repurchase agreements was approximately $7.4 million as of March 31, 2024.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2024, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $174.1 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at March 31, 2024 or  December 31, 2023.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of March 31, 2024 and December 31, 2023.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Interest rate swaps	Derivative assets, at fair value	$11,252	$6,348
Payer swaption (long position)	Derivative assets, at fair value	14	72
Dual digital option	Derivative assets, at fair value	261	-
TBA securities	Derivative assets, at fair value	984	-
Total derivative assets, at fair value		$12,511	$6,420

Liabilities
TBA securities	Derivative liabilities, at fair value	$80	$12,694
Total derivative liabilities, at fair value		$80	$12,694

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$5,009	$4,096
TBA securities	Restricted cash	65	23,720
TBA securities	Other liabilities	(240)	-
Interest rate swaption contracts	Restricted cash	755	580
Total margin balances on derivative contracts		$5,589	$28,396

Fed Funds, T-Note and SOFR futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at March 31, 2024 and December 31, 2023.

($ in thousands)
	March 31, 2024
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Positions)(2)
June 2024 5-year T-Note futures (Jun 2024 - Jun 2029 Hedge Period)	$421,500	4.26%	4.42%	$(1,099)
March 2024 10-year T-Note futures (Mar 2024 - Mar 2034 Hedge Period)	320,000	4.29%	4.64%	(2,475)
SOFR Futures Contracts (Short Positions)
December 2024 3-Month SOFR futures (Sep 2024 - Dec 2024 Hedge Period)	$25,000	4.27%	4.87%	$149
March 2025 3-Month SOFR futures (Dec 2024 - Mar 2025 Hedge Period)	25,000	3.90%	4.57%	168
June 2025 3-Month SOFR futures (Mar 2025 - Jun 2025 Hedge Period)	25,000	3.58%	4.30%	179
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	25,000	3.37%	4.07%	175
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	25,000	3.25%	3.88%	158
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	25,000	3.21%	3.76%	138

($ in thousands)
	December 31, 2023
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Positions)(2)
March 2024 5-year T-Note futures (Mar 2024 - Mar 2029 Hedge Period)	$421,500	4.36%	4.04%	$(9,936)
March 2024 10-year T-Note futures (Mar 2024 - Mar 2034 Hedge Period)	320,000	4.38%	4.39%	(11,393)
SOFR Futures Contracts (Short Positions)
June 2024 3-Month SOFR futures (Mar 2024 - Jun 2024 Hedge Period)	$25,000	5.08%	4.99%	$(24)
September 2024 3-Month SOFR futures (Jun 2024 - Sep 2024 Hedge Period)	25,000	4.67%	4.52%	(39)
December 2024 3-Month SOFR futures (Sep 2024 - Dec 2024 Hedge Period)	25,000	4.27%	4.10%	(44)
March 2025 3-Month SOFR futures (Dec 2024 - Mar 2025 Hedge Period)	25,000	3.90%	3.73%	(43)
June 2025 3-Month SOFR futures (Mar 2025 - Jun 2025 Hedge Period)	25,000	3.58%	3.42%	(41)
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	25,000	3.37%	3.21%	(39)
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	25,000	3.25%	3.10%	(37)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	25,000	3.21%	3.07%	(35)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $107.02 at March 31, 2024 and $108.77 at December 31, 2023. The contract values of the short positions were $451.1 million and $458.5 million at March 31, 2024 and December 31, 2023, respectively. 10-Year T-Note futures contracts were valued at a price of $110.80 at March 31, 2024 and $112.89 at December 31, 2023.The contract values of the short positions were $354.6 million and $361.2 million at March 31, 2024 and December 31, 2023, respectively.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at March 31, 2024 and December 31, 2023.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
March 31, 2024
Expiration > 1 to ≤ 5 years	$1,200,000	1.34%	5.45%	3.9
Expiration > 5 years	1,331,800	3.28%	5.38%	7.4
	$2,531,800	2.36%	5.41%	5.7
December 31, 2023
Expiration > 1 to ≤ 5 years	$500,000	0.84%	5.64%	2.7
Expiration > 5 years	1,826,500	2.62%	5.40%	6.8
	$2,326,500	2.24%	5.45%	5.9

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

The table below presents information related to the Company’s option positions at March 31, 2024 and December 31, 2023.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
	Cost	Value	Expiration	Amount	Rate	Index	(Years)
March 31, 2024
Payer Swaption (long position)	$1,619	$14	2.0	$800,000	5.40%	SOFR	1.0
Dual Digital Option (1)	$500	$261	5.7	$9,412	n/a	n/a	n/a
December 31, 2023
Payer Swaption (long position)	$1,619	$72	5.0	$800,000	5.40%	SOFR	1.0

(1)	If, on September, 20, 2024, the S&P 500 Index (SPX) is lower than 4,725.166, and the SOFR 10 Year Swap Rate is above 3.883%, the Company will receive the notional amount. If either condition is not met, the Company will receive $0.

We purchase interest rate swaptions to help mitigate the potential impact of larger, more rapid changes in interest rates on the performance of our investment portfolio. Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our interest rate swaption agreements are not subject to central clearing. The difference between the premium paid and the fair value of the swaption is reported in gain (loss) on derivative and other hedging instruments in our statements of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap and the premium paid.

A dual digital option is a type of binary, or digital option, that involves both upper and lower conditions. A dual digital option will only activate if both conditions are met at expiration.  If both conditions are met, we will receive the notional amount. If either condition is not met, we will lose our premium.

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of March 31, 2024 and December 31, 2023.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2024
30-Year TBA securities:
3.0%	$(170,700)	$(147,202)	$(147,282)	$(80)
3.5%	(200,000)	(180,219)	(179,235)	984
Total	$(370,700)	$(327,421)	$(326,517)	$904
December 31, 2023
30-Year TBA securities:
3.0%	$(70,700)	$(59,278)	$(62,647)	$(3,369)
5.0%	(250,000)	(242,725)	(247,657)	(4,932)
5.5%	(325,000)	(322,410)	(326,803)	(4,393)
Total	$(645,700)	$(624,413)	$(637,107)	$(12,694)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income for the three months ended March 31, 2024 and 2023.

(in thousands)
	Three Months Ended March 31,
	2024	2023
Interest rate futures contracts (short position)	$19,090	$(4,038)
Interest rate swaps	59,098	(26,144)
Payer swaptions (short positions)	-	6,585
Payer swaptions (long positions)	(58)	(12,109)
Interest rate caps	-	(645)
Dual digital option	(239)	-
Interest rate floors (long positions)	-	1,185
TBA securities (short positions)	9,903	(5,990)
TBA securities (long positions)	105	-
Total	$87,899	$(41,156)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2024 and December 31, 2023.

(in thousands)
	March 31, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$3,859,132	$-	$3,859,132	$3,868,624	$-	$3,868,624
Structured RMBS - fair value	16,573	-	16,573	16,930	-	16,930
U.S. Treasury securities	-	79,590	79,590	-	79,680	79,680
Accrued interest on pledged securities	15,262	336	15,598	14,922	-	14,922
Restricted cash	7,418	5,829	13,247	-	28,396	28,396
Total	$3,898,385	$85,755	$3,984,140	$3,900,476	$108,076	$4,008,552

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of March 31, 2024 and December 31, 2023.

(in thousands)
	March 31, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$6,475	$240	$6,715	$42,179	$-	$42,179
U.S. Treasury securities - fair value	1,418	-	1,418	10,429	-	10,429
Total	$7,893	$240	$8,133	$52,608	$-	$52,608

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2024 and December 31, 2023.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
March 31, 2024
Interest rate swaps	$11,252	$-	$11,252	$-	$-	$11,252
Interest rate swaptions	14	-	14	-	-	14
Dual digital option	261	-	261	-	-	261
TBA securities	984	-	984	-	(240)	744
	$12,511	$-	$12,511	$-	$(240)	$12,271
December 31, 2023
Interest rate swaps	$6,348	$-	$6,348	$-	$-	$6,348
Interest rate swaptions	72	-	72	-	-	72
	$6,420	$-	$6,420	$-	$-	$6,420

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
March 31, 2024
Repurchase Agreements	$3,711,498	$-	$3,711,498	$(3,704,080)	$(7,418)	$-
TBA securities	80	-	80	-	(65)	15
	$3,711,578	$-	$3,711,578	$(3,704,080)	$(7,483)	$15
December 31, 2023
Repurchase Agreements	$3,705,649	$-	$3,705,649	$(3,705,649)	$-	$-
TBA securities	12,694	-	12,694	-	(12,694)	-
	$3,718,343	$-	$3,718,343	$(3,705,649)	$(12,694)	$-

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the three months ended March 31, 2024 and the year ended  December 31, 2023, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2024
At the Market Offering Program(3)	First Quarter	$8.80	1,490,075	$13,109
			1,490,075	$13,109
2023
At the Market Offering Program(3)	First Quarter	$11.77	2,690,000	$31,657
At the Market Offering Program(3)	Second Quarter	9.95	4,757,953	47,355
At the Market Offering Program(3)	Third Quarter	9.54	8,432,086	80,426
At the Market Offering Program(3)	Fourth Quarter	-	-	-
			15,880,039	$159,438

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into eleven equity distribution agreements, ten of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

Stock Repurchase Program

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s common stock. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 904,564 shares of the Company's common stock. Coupled with the 156,751 shares remaining from the original 400,000 share authorization, the increased authorization brought the total authorization to 1,061,315 shares, representing 10% of the Company’s then outstanding share count.

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

From the inception of the stock repurchase program through March 31, 2024, the Company repurchased a total of 5,081,134 shares at an aggregate cost of approximately $77.0 million, including commissions and fees, for a weighted average price of $15.16 per share. During the three months ended March 31, 2024, the Company repurchased a total of 332,773 shares at an aggregate cost of approximately $2.8 million, including commissions and fees, for a weighted average price of $8.35 per share.  During the year ended  December 31, 2023, the Company repurchased a total of 1,072,789 shares at an aggregate cost of approximately $9.4 million, including commissions and fees, for a weighted average price of $8.79 per share. The remaining authorization under the stock repurchase program as of  April 25, 2024 was 3,895,829 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024 - YTD(1)	0.480	25,089
Totals	$66.930	$633,686

(1)

On April 10, 2024, the Company declared a dividend of $0.12 per share to be paid on May 30, 2024. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2024.

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

The following table presents information related to PUs outstanding during the three months ended March 31, 2024 and 2023.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period (1)	81,403	$12.48	36,921	$20.57
Granted	36,773	8.62	-	-
Vested and issued	(10,312)	14.97	(4,462)	22.09
Unvested, end of period	107,864	$10.92	32,459	$20.36

Compensation expense during period		$44		$90
Unrecognized compensation expense, end of period		$692		$267
Intrinsic value, end of period		$963		$348
Weighted-average remaining vesting term (in years)		1.5		1.1

(1)

The number of shares of common stock issuable upon the vesting of the remaining outstanding PUs as of December 31, 2023 was reduced by 14,365 shares as a result of a book value impairment event that occurred pursuant to the terms of the long term equity incentive compensation plans (the “Plans”) established under the Company’s Incentive Plans. The book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended  September 30, 2023 and the Company’s book value per share decline from July 1, 2023 to December 31, 2023 was more than 10%. The Plans provide that if such a book value impairment event occurs, then the number of outstanding PUs that are outstanding as of the last day of such two quarter period shall be reduced by 15%.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2024 and 2023. All of the fully vested shares of common stock issued during the three months ended March 31, 2024, and the related compensation expense, were granted with respect to service performed during the fiscal year ended December 31, 2023.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2024	2023
Fully vested shares granted	36,773	-
Weighted average grant date price per share	$8.62	$-
Compensation expense related to fully vested shares of common stock awards	$317	$-

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

The following table presents information related to the DSUs outstanding during the three months ended March 31, 2024 and 2023.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	96,704	$15.69	54,197	$20.29
Granted and vested	13,484	8.46	9,302	10.59
Outstanding, end of period	110,188	$14.80	63,499	$18.87

Compensation expense during period		$99		$89
Intrinsic value, end of period		$984		$681

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2024.

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

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the three months ended March 31, 2024 and 2023. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2024 and 2023.

(in thousands, except per share information)
	Three Months Ended March 31,
	2024	2023
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income - Basic and diluted	$19,776	$3,530
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	52,826	39,086
Unvested dividend eligible share based compensation outstanding at the balance sheet date	218	96
Effect of weighting	(1,440)	(690)
Weighted average shares-basic and diluted	51,604	38,492
Net income per common share:
Basic and diluted	$0.38	$0.09

NOTE 13. FAIR VALUE

The framework for using fair value to measure assets and liabilities defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include presentation of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These inputs are:

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

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. The Company’s interest rate swaps, interest rate swaptions and dual digital options are Level 2 valuations. The fair value of interest rate swaps is determined using a discounted cash flow approach using forward market interest rates and discount rates, which are observable inputs. The fair value of interest rate swaptions and dual digital options are determined using an option pricing model.

RMBS (based on the fair value option), U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the three months ended March 31, 2024 and 2023. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  March 31, 2024 and December 31, 2023. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Mortgage-backed securities	$-	$3,881,078	$-
U.S. Treasury securities	99,496	-	-
Interest rate swaps	-	11,252	-
Interest rate swaptions	-	14	-
Dual digital option	-	261	-
TBA securities	-	904	-
December 31, 2023
Mortgage-backed securities	$-	$3,894,012	$-
U.S. Treasury securities	148,820	-	-
Interest rate swaps	-	6,348	-
Interest rate swaptions	-	72	-
TBA securities	-	(12,694)	-

During the three months ended March 31, 2024 and 2023, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

On April 1, 2022, pursuant to the third amendment to the management agreement entered into on November 16, 2021, the Manager began providing certain repurchase agreement trading, clearing and administrative services to the Company that had been previously provided by AVM, L.P. under an agreement terminated on March 31, 2022. In consideration for such services, the Company pays the following fees to the Manager:

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $2.9 million and $3.4 million for the three months ended  March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, the net amount due to affiliates was approximately $1.0 million and $1.0 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2024, Bimini owned 569,071 shares, or 1.1%, of the Company’s common stock.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through March 31, 2024 , we issued a total of 14,680,114 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $143.2 million, and net proceeds of approximately $140.9 million, after commissions and fees.

Stock Repurchase Agreement

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at the Company’s discretion without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 904,564 shares of the Company’s common stock. Coupled with the 156,751 shares remaining from the original 400,000 share authorization, the increased authorization brought the total authorization to 1,061,315 shares, representing 10% of the Company’s then outstanding share count.

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

From the inception of the stock repurchase program through March 31, 2024, the Company repurchased a total of 5,081,134 shares at an aggregate cost of approximately $77.0 million, including commissions and fees, for a weighted average price of $15.16 per share. During the three months ended March 31, 2024, the Company repurchased a total of 332,773 shares of its common stock at an aggregate cost of approximately $2.8 million, including commissions and fees, for a weighted average price of $8.35 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of funds, including increases in the Fed Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2023, or potential decreases in the Fed Funds rate;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2024, as compared to the Company’s results of operations for the three months ended March 31, 2023.

Net Income Summary

Net income for the three months ended March 31, 2024 was $19.8 million or $0.38 per share. Net income for the three months ended March 31, 2023 was $3.5 million, or $0.09 per share. The components of net income for the three months ended March 31, 2024 and 2023, along with the changes in those components are presented in the table below:

(in thousands)
	Three Months Ended March 31,
	2024	2023	Change
Interest income	$48,871	$38,012	$10,859
Interest expense	(51,361)	(42,217)	(9,144)
Net interest expense	(2,490)	(4,205)	1,715
Gains on RMBS and derivative contracts	26,004	12,739	13,265
Net portfolio income	23,514	8,534	14,980
Expenses	(3,738)	(5,004)	1,266
Net income	$19,776	$3,530	$16,246

GAAP and Non-GAAP Reconciliations

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including “Net Earnings Excluding Realized and Unrealized Gains and Losses”, “Economic Interest Expense,” “Economic Net Interest Income,” “Interest Income – Inclusive of Premium Amortization/Discount Accretion” and “Yield on Average RMBS – Inclusive of Premium Amortization/Discount Accretion.”

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

Described below are the Company’s results of operations for the three months ended March 31, 2024 and for each quarter in 2023.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
			Net	Per Share
			Loss			Net Loss
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
March 31, 2024	$19,776	$26,004	$(6,228)	$0.38	$0.50	$(0.12)
December 31, 2023	27,127	33,977	(6,850)	0.52	0.65	(0.13)
September 30, 2023	(80,132)	(66,890)	(13,242)	(1.68)	(1.40)	(0.28)
June 30, 2023	10,249	23,828	(13,579)	0.25	0.59	(0.34)
March 31, 2023	3,530	12,739	(9,209)	0.09	0.33	(0.24)

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Economic Interest Expense and Economic Net Interest Income

We use derivative and other hedging instruments, specifically Fed Funds, SOFR and T-Note futures contracts, short positions in U.S. Treasury securities, dual digital options, interest rate floors and caps, and interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Eurodollar, Fed Funds, SOFR and U.S. Treasury futures, dual digital options, interest rate floors and caps, and interest rate swaps and swaptions, that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the three months ended March 31, 2024, and for each quarter of 2023.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	(Short	(Long	Period	Periods
	(GAAP)	Positions)	Positions)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2024	$87,899	$9,903	$105	27,587	50,304
December 31, 2023	(149,016)	(29,750)	(2,262)	25,161	(142,165)
September 30, 2023	142,042	21,511	(2,024)	24,440	98,115
June 30, 2023	93,367	15,599	(574)	23,482	54,860
March 31, 2023	(41,156)	(5,990)	-	19,211	(54,377)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
	GAAP	GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
March 31, 2024	$48,871	$51,361	$27,587	$23,774	$(2,490)	$25,097
December 31, 2023	49,539	52,325	25,161	27,164	(2,786)	22,375
September 30, 2023	50,107	58,705	24,440	34,265	(8,598)	15,842
June 30, 2023	39,911	48,671	23,482	25,189	(8,760)	14,722
March 31, 2023	38,012	42,217	19,211	23,006	(4,205)	15,006

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the three months ended March 31, 2024, we incurred net interest expense of $2.5 million consisting of $48.9 million of interest income from RMBS assets offset by $51.4 million of interest expense on borrowings. For the comparable period ended March 31, 2023, we generated $4.2 million of net interest expense, consisting of $38.0 million of interest income from RMBS assets offset by $42.2 million of interest expense on borrowings. The $10.9 million increase in interest income was due to a 100 basis point ("bps") increase in the yield on average RMBS, combined with a $117.6 million increase in average RMBS. The $9.2 million increase in interest expense was due to a 82 bps increase in the average cost of funds, combined with a $134.6 million increase in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2024 and 2023 was $23.8 million and $23.0 million, respectively, resulting in $25.1 million and $15.0 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the three months ended March 31, 2024, and each quarter of 2023 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2024	$3,887,545	$48,871	5.03%	$3,708,573	$51,361	$23,774	5.54%	2.56%
December 31, 2023	4,207,118	49,539	4.71%	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,447,098	50,107	4.51%	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	4,186,939	39,911	3.81%	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,769,954	38,012	4.03%	3,573,941	42,217	23,006	4.72%	2.57%

($ in thousands)
	Net Interest Expense		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2024	$(2,490)	$25,097	(0.51)%	2.47%
December 31, 2023	(2,786)	22,375	(0.44)%	2.04%
September 30, 2023	(8,598)	15,842	(0.93)%	1.33%
June 30, 2023	(8,760)	14,722	(1.07)%	1.28%
March 31, 2023	(4,205)	15,006	(0.69)%	1.46%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on page 29 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)

Economic interest expense and economic net interest expense presented in the table above and the tables on page 29 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the three months ended March 31, 2024, and for each quarter of 2023.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
March 31, 2024	$3,870,794	$16,751	$3,887,545	$48,483	$388	$48,871	5.01%	9.27%	5.03%
December 31, 2023	4,189,599	17,519	4,207,118	49,135	404	49,539	4.69%	9.21%	4.71%
September 30, 2023	4,429,159	17,939	4,447,098	49,661	446	50,107	4.48%	9.96%	4.51%
June 30, 2023	4,168,333	18,606	4,186,939	39,495	416	39,911	3.79%	8.95%	3.81%
March 31, 2023	3,750,184	19,770	3,769,954	37,594	418	38,012	4.01%	8.44%	4.03%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3.7 billion and $3.6 billion and total interest expense of $51.4 million and $42.2 million for the three months ended March 31, 2024 and 2023, respectively. Our average cost of funds was 5.54% for the three months ended March 31, 2024, compared to 4.72% for the comparable period in 2023. The $9.2 million increase in interest expense was due to the 82 bps increase in the average cost of funds, combined with a $134.6 million increase in average outstanding borrowings during the three months ended March 31, 2024, as compared to the comparable period in 2023.

Our economic interest expense was $23.8 million and $23.0 million for the three months ended March 31, 2024 and 2023, respectively. There was a 1 bps decrease in the average economic cost of funds to 2.56% for the three months ended March 31, 2024, from 2.57% for the three months ended March 31, 2023.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 22 bps above the one-month average SOFR and 15 bps above the six-month average SOFR for the quarter ended March 31, 2024. Our average economic cost of funds was 276 bps below the average one-month SOFR and 283 bps below the average six-month SOFR for the quarter ended March 31, 2024. The average term to maturity of the outstanding repurchase agreements was 21 days at March 31, 2024 and 26 days at December 31, 2023.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for the three months ended March 31, 2024, and for each quarter in 2023, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2024	$3,708,573	$51,361	$23,774	5.54%	2.56%
December 31, 2023	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,573,941	42,217	23,006	4.72%	2.57%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
March 31, 2024	5.32%	5.39%	0.22%	0.15%	(2.76)%	(2.83)%
December 31, 2023	5.34%	5.35%	(0.19)%	(0.20)%	(2.67)%	(2.68)%
September 30, 2023	5.32%	5.17%	0.12%	0.27%	(2.14)%	(1.99)%
June 30, 2023	5.07%	4.78%	(0.19)%	0.10%	(2.54)%	(2.25)%
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2024 and 2023.

(in thousands)
	Three Months Ended March 31,
	2024	2023	Change
Realized losses on sales of RMBS	$-	$-	$-
Unrealized (losses) gains on RMBS and U.S. Treasury securities	(61,895)	53,895	(115,790)
Total (losses) gains on RMBS and U.S. Treasury securities	(61,895)	53,895	(115,790)
Gains (losses) on T-Note futures	19,090	(4,038)	23,128
Gains (losses) on interest rate swaps	59,098	(26,144)	85,242
Gains on payer swaptions (short positions)	-	6,585	(6,585)
Losses on payer swaptions (long positions)	(58)	(12,109)	12,051
Losses on interest rate caps	-	(645)	645
Losses on dual digital option	(239)	-	(239)
Gains on interest rate floors (long positions)	-	1,185	(1,185)
Gains (losses) on TBA securities (short positions)	9,903	(5,990)	15,893
Gains on TBA securities (long positions)	105	-	105
Total gains (losses) from derivative instruments	$87,899	$(41,156)	$129,055

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2024, we received proceeds of $221.7 million from the sales of RMBS. These sales consisted entirely of pools that were consolidated into a larger pool and simultaneously acquired by us. No gain or loss was recorded on these sales. We did not sell any RMBS during the three months ended March 31, 2023.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, the spreads that Agency RMBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for RMBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on RMBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent RMBS are carried at a discount to par, unrealized gains or losses on RMBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2024 to date and 2023.

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.35%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					Premium	Only	Discount Accretion
	Average		Yield on		Amortization/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
March 31, 2024	$3,887,545	$48,871	5.03%	$(62,111)	$3,037	$(65,148)	$51,908	5.34%
December 31, 2023	4,207,118	49,539	4.71%	206,222	8,067	214,289	57,606	5.48%
September 30, 2023	4,447,098	50,107	4.51%	(210,159)	7,252	(202,907)	57,359	5.16%
June 30, 2023	4,186,939	39,911	3.81%	(68,898)	4,886	(64,012)	44,797	4.28%
March 31, 2023	3,769,954	38,012	4.03%	53,444	4,774	58,218	42,786	4.54%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
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

Expenses

For the three months ended March 31, 2024, the Company’s total operating expenses were approximately $3.7 million, compared to approximately $5.0 million for the three months ended March 31, 2023. The table below presents a breakdown of operating expenses for the three months ended March 31, 2024 and 2023.

(in thousands)
	Three Months Ended March 31,
	2024	2023	Change
Management fees	$2,161	$2,642	$(481)
Overhead allocation	598	576	22
Accrued incentive compensation	(89)	470	(559)
Directors fees and liability insurance	329	323	6
Audit, legal and other professional fees	476	451	25
Direct REIT operating expenses	170	165	5
Other administrative	93	377	(284)
Total expenses	$3,738	$5,004	$(1,266)

As of December 31, 2023, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the first three months of 2024, the Company awarded shares of Company common stock with a fair value of $0.3 million. Accrued incentive compensation for the three months ended March 31, 2024 includes a reversal of the over accrual of this liability.

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

On April 1, 2022, pursuant to the third amendment to the management agreement entered into on November 16, 2021, the Manager began providing certain repurchase agreement trading, clearing and administrative services to the Company that had been previously provided by AVM, L.P. under an agreement terminated on March 31, 2022.  In consideration for such services, the Company pays the following fees to the Manager:

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

The following table summarizes the management fee and overhead allocation expenses for the three months ended March 31, 2024 and for each quarter in 2023.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
March 31, 2024	$3,887,545	$672,057	$2,161	$598	$2,759
December 31, 2023	4,207,118	851,532	2,275	617	2,892
September 30, 2023	4,447,098	964,230	2,870	557	3,427
June 30, 2023	4,186,939	899,109	2,704	639	3,343
March 31, 2023	3,769,954	865,722	2,642	576	3,218

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2024, our RMBS portfolio consisted of $3,881.1 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.34%. During the three months ended March 31, 2024, we received principal repayments of $74.3 million, compared to $61.0 million for the three months ended March 31, 2023. The average three month prepayment speeds for the quarters ended March 31, 2024 and 2023 were 6.0% and 4.0%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2024	6.0	5.9	6.0
December 31, 2023	5.4	7.9	5.5
September 30, 2023	6.1	5.7	6.0
June 30, 2023	5.6	7.0	5.6
March 31, 2023	3.9	5.7	4.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of March 31, 2024 and December 31, 2023:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2024
Fixed Rate RMBS	$3,864,505	99.6%	4.38%	331	1-Feb-54
Interest-Only Securities	16,326	0.4%	4.01%	220	25-Jul-48
Inverse Interest-Only Securities	247	0.0%	0.00%	270	15-Jun-42
Total Mortgage Assets	$3,881,078	100.0%	4.34%	328	1-Feb-54
December 31, 2023
Fixed Rate RMBS	$3,877,082	99.4%	4.33%	334	1-Nov-53
Interest-Only Securities	16,572	0.6%	4.01%	223	25-Jul-48
Inverse Interest-Only Securities	358	0.0%	0.00%	274	15-Jun-42
Total Mortgage Assets	$3,894,012	100.0%	4.30%	331	1-Nov-53

($ in thousands)
	March 31, 2024		December 31, 2023
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,719,139	70.1%	$2,714,192	65.6%
Freddie Mac	1,161,939	29.9%	1,179,820	34.4%
Total Portfolio	$3,881,078	100.0%	$3,894,012	100.0%

	March 31, 2024	December 31, 2023
Weighted Average Pass-through Purchase Price	$102.83	$104.10
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$94.28	$95.70
Weighted Average Structured Current Price	$13.73	$13.51
Effective Duration (1)	4.550	4.400

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 4.550 indicates that an interest rate increase of 1.0% would be expected to cause a 4.550% decrease in the value of the RMBS in the Company’s investment portfolio at March 31, 2024. An effective duration of 4.400 indicates that an interest rate increase of 1.0% would be expected to cause a 4.400% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2023. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2024 and 2023, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2024			2023
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$345,032	$101.28	5.79%	$467,460	$97.97	4.59%
Structured RMBS	-	-	-	-	-	-

Borrowings

As of March 31, 2024, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 21 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2024, we had obligations outstanding under the repurchase agreements of approximately $3,711.5 million with a net weighted average borrowing cost of 5.46%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 106 days, with a weighted average remaining maturity of 21 days. Securing the repurchase agreement obligations as of March 31, 2024 are RMBS with an estimated fair value, including accrued interest, of approximately $3,891.0 million, and cash pledged to counterparties of approximately $7.4 million. Through April 26, 2024, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2024, with maturities through July 16, 2024.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2024 to date and 2023.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
March 31, 2024	$3,711,498	$3,774,739	$3,708,573	$2,925	0.08%
December 31, 2023	3,705,649	4,426,947	4,066,298	(360,649)	(8.87)%
September 30, 2023	4,426,947	4,494,858	4,314,332	112,615	2.61%
June 30, 2023	4,201,717	4,201,717	3,985,577	216,140	5.42%
March 31, 2023	3,769,437	3,849,137	3,573,941	195,496	5.47%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, by stockholders' equity. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage at March 31, 2024 was 7.0 to 1, compared to 6.7 to 1 as of December 31, 2023.  Our adjusted leverage at March 31, 2024 was 7.7 to 1, compared to 7.9 to 1 as of December 31, 2023.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
March 31, 2024	$3,711,498	$3,733,031	$(370,700)	$481,632	7.7:1	7.0:1
December 31, 2023	3,705,649	3,795,002	(645,700)	469,944	7.9:1	6.7:1
September 30, 2023	4,426,947	4,470,052	(502,500)	466,841	9.5:1	8.5:1
June 30, 2023	4,201,717	4,240,845	(250,000)	490,086	8.6:1	8.1:1
March 31, 2023	3,769,437	3,814,651	(875,000)	451,361	8.4:1	6.5:1

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends. We have both internal and external sources of liquidity. However, our material unused sources of liquidity include cash balances, unencumbered assets and our ability to sell encumbered assets to raise cash. Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our RMBS portfolio. Management believes that we currently have sufficient short-term and long-term liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing RMBS portfolio, (b) the repayments on borrowings and (c) the payment of dividends to the extent required for our continued qualification as a REIT. We may also generate liquidity from time to time by selling our equity or debt securities in public offerings or private placements.

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

Our strategy for hedging our funding costs typically involves taking short positions in interest rate futures, interest rate swaps, interest rate swaptions or other instruments. When the market causes these short positions to decline in value we are required to meet margin calls with cash. This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash via margin calls to offset the derivative related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the three months ended March 31, 2024, haircuts on our pledged collateral remained stable and as of March 31, 2024, our weighted average haircut was approximately 4.5% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of March 31, 2024, we had cash and cash equivalents of $190.4 million. We generated cash flows of $118.4 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,708.6 million during the three months ended March 31, 2024.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions.  Through March 31, 2024 , we issued a total of 14,680,114 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $143.2 million, and net proceeds of approximately $140.9 million, after commissions and fees.

Outlook

Economic Summary

Towards the end of 2023 it appeared the interest rate cycle was about to turn. The current interest rate cycle, which began when the Federal Reserve (the “Fed”) responded to the onset of the pandemic in March of 2020 by aggressively lowering the target range for their overnight funding rate, otherwise known as the Fed funds rate, and then began raising their policy rate from the effective lower bound just above 0% to a target range of 5.25% – 5.50% from March of 2022 through July of 2023.  The Fed was focused on bringing inflation down from multi-decade highs in 2022 and appeared to be well on their way of reaching their policy target of 2.0%. The markets expected to see the next cycle begin when the Fed pivoted away from additional policy firming and towards the removal of tight monetary policy sometime in early to mid-2024.  Comments by several Fed officials in late 2023, including the chairman, appeared to confirm the Fed was about to do so.  The markets reacted strongly to this development as risk assets of all types rallied and market pricing of future levels of the Fed’s policy rate implied the market expected up to six 25 basis point cuts over the course of 2024, as 2023 came to a close.

While most measures of inflation were clearly declining over the second half of 2023 there was also clear evidence that the economy was not slowing much at all.  Most market participants had anticipated the significant tightening of monetary policy would slow the economy, if not cause a recession, and thus bring inflation down to the Fed’s policy target of 2.0%.  However, economic growth, as measured by gross domestic product (“GDP”), was above trend during the second half of 2023.  The labor market, as measured by the monthly non-farm payroll reports, averaged 213,000 new jobs over the course of the last six months of 2023, a level considered above the rate necessary to absorb new entrants into the labor market and thus keep the unemployment rate from increasing. For the first three months of 2024 the monthly average has increased to 280,000. More significantly, monthly inflation readings are above levels observed in late 2023 and it appears inflation may actually be re-accelerating.  Public comments by various Fed officials have generally pushed back against market pricing which implied the market still expected the Fed to pivot soon and start to relax monetary policy.  However, as we enter the second quarter, market pricing of future levels of the Fed’s policy rate are shifting upwards and a pivot in monetary policy does not appear to be imminent.

Interest Rates

As the market sensed the Fed was about to pivot and reverse the stance of monetary policy from additional firming to easing, interest rates decreased over the course of the last two months of 2023.

Rates had peaked in October, reaching cycle highs at most points along the maturity curve. U.S. Treasury yields declined so much in November and December such that all U.S. Treasuries with a maturity longer than the 1-year bill declined by at least 70 basis points during the fourth quarter, in spite of the significant increases that occurred in October.  As we entered 2024 and the outlook changed with respect to inflation and Fed monetary policy these declines in yields have rapidly reversed. Over the course of the first quarter of 2024, the curve has flattened as the yield on the 2-year U.S. Treasury increased by approximately 40 basis points and the yield on the 10-year U.S. Treasury increased by just over 32 basis points, from 3.881% at December 31, 2023 to 4.208% at March 28, 2024.  As the data has not softened to date during the second quarter, yields continue to retrace the decline since the October 2023 peak, and the yield on the 2 and 10-year U.S. Treasuries has increased to 5.0% and 4.7%, respectively.

As mentioned above, market pricing implied the Fed would reduce their policy rate by six 25 basis point cuts in 2024 as 2023 came to a close.  When the first quarter of 2024 ended, market pricing was for only three 25 basis point cuts and current market pricing of Fed funds going forward only reflects one 25 basis point cut.

In spite of the reversal in the rates market during the first quarter of 2024 as described above, interest rate volatility declined over the course of the quarter.  A widely followed measure of interest rate volatility is the ICE Bank of America MOVE index.  The index declined from a reading of approximately 127 on January 2, 2024, to a reading of approximately 86.4 on March 28, 2024. This was a significant development as implied volatility is a significant determinant of Agency MBS performance as it affects the pricing of the implied prepayment option on all residential mortgages.

The Agency RMBS Market

As with interest rates described above by late October of 2023 Agency RMBS spreads to comparable duration U.S. Treasuries or swaps reached their cycle wide for the cycle.   As the market reversed and risk appetite rapidly recovered the spread contracted quickly – declining by over 50 basis points by year-end. However, unlike interest rates which reversed much of the decline seen during November and December, over the course of the first quarter of 2024 Agency RMBS spreads, while somewhat volatile, ended the quarter very close to where they were at the beginning of the quarter.  As mentioned above, declining interest rate volatility supported Agency RMBS performance.  However, the sector also benefitted from increased demand from banks and money managers deploying funds from growing flows into fixed income funds.

Based on ICE Bank of America data for the fixed income indices, for the first quarter of 2024 Agency RMBS generated a return of -1.1% and -0.1% versus comparable duration swaps, respectively. The 30-year fixed rate sector generated returns of -1.3% and -0.2% versus comparable duration swaps, respectively. With respect to individual sectors of the Agency RMBS index, shorter duration sectors and coupons outperformed owing to the increase in interest rates.  Across the 30-year fixed rate coupon stack returns varied from -2.1% for 2.0% coupons to 1.4% for 7.0% coupons. Excess returns for the same coupons were -0.6% and 0.8%, respectively, and the distribution of returns followed the durations of the various coupons in a consistent fashion.

The Agency RMBS sector underperformed investment grade and sub-investment grade corporates on an absolute basis.  Relative to comparable duration swaps for the first quarter, Agency RMBS trailed investment grade corporates by 140 bps and sub-investment grade corporates by 190 bps.  The performance of Agency RMBS versus these two sectors of the fixed income markets is important as multi-sector asset managers who allocate funds across the fixed income markets view these three significant sectors on a relative value basis when making allocation decisions.

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

On September 30, 2019, the FHFA announced that Fannie Mae and Feddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to then current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market. On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule,which became effective April 1, 2024, which will, among other things, reduce the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replace the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; update the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduce a risk weight of 20% for guarantee assets.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, with final rule publication expected in the second or third quarter of 2024 and implementation expected to begin on July 1, 2025.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR and T-Note futures contracts, dual digital options or interest rate swaptions.

Summary

The current economic and interest rate cycle that began with the onset of the COVID-19 pandemic in 2020 followed by the Fed raising their policy rate by 525 basis points in a little over a year in 2022 and 2023 was expected to end in early 2024 as the Fed pivoted and started to remove their tight monetary policy.  The economy and inflation are simply too strong for this to occur, at least not yet.  While market participants still expect some easing of monetary policy over the course of 2024, as reflected in the pricing of forward overnight rates, the starting point continues to get pushed out further and further into the future, and the magnitude of eases in 2024 continues to decrease.  Incoming economic data so far in 2024 is consistent with firming inflation and a solid economy, and the labor market shows no signs of weakness.  Stimulative fiscal policy out of Washington is working against restrictive monetary policy from the Fed. While inflation has decreased significantly from the peak seen in 2023 it still remains far above the Fed’s target level of 2.0%.

In spite of the ongoing strength of the economy and interest rates retracing much of the declines seen over the last two months of 2023, Agency MBS securities performed fairly well during the first quarter of 2024. While absolute returns and duration adjusted excess returns versus comparable duration U.S. Treasuries were both negative for the quarter, they were only slightly negative, including the excess return of just -0.1%.  At this juncture it is unclear how much longer the economy and inflation will remain too strong for the Fed and whether or not interest rates will continue to rise, and if so to what extent.  When the first quarter of 2024 ended, the spread of the current coupon, 30-year fixed rate Agency RMBS was trading at a spread to comparable duration U.S. Treasuries near the low end of the prevailing range since mid-2022, shortly after the Fed began their policy firming.  As with the economy, inflation and interest rates, the outlook for the performance of Agency RMBS is unclear and there is the possibility the sector could underperform in the near term if the current trends discussed above continue.

Critical Accounting Estimates

Our condensed financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting estimates involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. There have been no changes to our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2023.

Capital Expenditures

At March 31, 2024, we had no material commitments for capital expenditures.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024 - YTD(1)	0.480	25,089
Totals	$66.930	$633,686

(1)

On April 10, 2024, the Company declared a dividend of $0.12 per share to be paid on May 30, 2024. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2024.

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

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are futures contracts, dual digital options, interest rate swaps and swaptions, and interest rate floors and caps. These instruments are intended to serve as an economic hedge against future interest rate increases on our repurchase agreement borrowings. Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns. Hedging techniques are also limited by the rules relating to REIT qualification. In order to preserve our REIT status, we may be forced to terminate a hedging transaction at a time when the transaction is most needed.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2024 and December 31, 2023, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2024 and December 31, 2023.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2024
-200 Basis Points	(2.19)%	(17.67)%
-100 Basis Points	(0.58)%	(4.66)%
-50 Basis Points	(0.17)%	(1.41)%
+50 Basis Points	(0.04)%	(0.33)%
+100 Basis Points	(0.28)%	(2.27)%
+200 Basis Points	(1.27)%	(10.25)%
As of December 31, 2023
-200 Basis Points	(2.03)%	(16.78)%
-100 Basis Points	(0.54)%	(4.48)%
-50 Basis Points	(0.17)%	(1.40)%
+50 Basis Points	0.00%	0.02%
+100 Basis Points	(0.15)%	(1.23)%
+200 Basis Points	(0.81)%	(6.70)%

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

Spread Risk

When the market spread widens between the yield on our Agency RMBS and benchmark interest rates, our net book value could decline if the value of our Agency RMBS falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use futures contracts, dual digital options, interest rate swaps and swaptions, and interest rate caps and floors to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2024, we had unrestricted cash and cash equivalents of $190.4 million and unpledged securities of approximately $25.3 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

Extension Risk

The projected weighted average life and the duration (or interest rate sensitivity) of our investments is based on our Manager's assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use futures contracts, dual digital options and interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise. These hedging instruments allow us to reduce our funding exposure on the notional amount of the instrument for a specified period of time.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2024.

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2024.

	Total Number		Shares Purchased	Maximum Number
	of Shares of	Weighted-Average	as Part of Publicly	of Shares That May Yet
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
January 1, 2024 - January 31, 2024	332,773	$8.35	332,773	3,895,829
February 1, 2024 - February 29, 2024	-	-	-	3,895,829
March 1, 2024 - March 31, 2024	14,288	$8.71	-	3,895,829
Totals / Weighted Average	347,061	$8.36	332,773	3,895,829

(1)

Includes 14,288 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

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

10.1	2024 Long-Term Incentive Compensation Plan. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 23, 2024 and incorporated herein by reference).†
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document ***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: April 26, 2024	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: April 26, 2024	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)