Form 10-Q
period 2024-06-30
Orchid Island Capital, Inc.
filed 2024-07-26
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares outstanding at July 25, 2024: 71,338,574

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $4,521,136 and $3,885,554, respectively)	$4,525,755	$3,894,012
U.S. Treasury securities, available-for-sale (amortized cost of $98,092 and $148,803; includes pledged assets of $78,430 and $79,680, respectively)	98,099	148,820
Cash and cash equivalents	241,043	171,893
Restricted cash	15,968	28,396
Accrued interest receivable	18,988	14,951
Derivative assets	29,319	6,420
Other assets	733	455
Total Assets	$4,929,905	$4,264,947

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$4,345,704	$3,705,649
Payable for investment securities and TBA transactions	-	60,454
Dividends payable	7,805	6,222
Derivative liabilities	844	12,694
Accrued interest payable	17,597	7,939
Due to affiliates	1,086	1,013
Other liabilities	937	1,031
Total Liabilities	4,373,973	3,795,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 64,824,374 shares issued and outstanding as of June 30, 2024 and 51,636,074 shares issued and outstanding as of December 31, 2023	648	516
Additional paid-in capital	920,913	849,845
Accumulated deficit	(365,636)	(380,433)
Accumulated other comprehensive income	7	17
Total Stockholders' Equity	555,932	469,945
Total Liabilities and Stockholders' Equity	$4,929,905	$4,264,947

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

 For the Six and Three Months Ended June 30, 2024 and 2023

($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Interest income	$101,935	$77,923	$53,064	$39,911
Interest expense	(105,122)	(90,888)	(53,761)	(48,671)
Net interest expense	(3,187)	(12,965)	(697)	(8,760)
Unrealized losses on mortgage-backed securities and U.S. Treasury securities	(87,865)	(15,644)	(25,970)	(69,539)
Gains on derivative and other hedging instruments	113,967	52,211	26,068	93,367
Net portfolio income (loss)	22,915	23,602	(599)	15,068

Expenses:
Management fees	4,418	5,346	2,257	2,704
Allocated overhead	1,330	1,215	732	639
Incentive compensation	201	788	290	318
Directors' fees and liability insurance	672	641	343	318
Audit, legal and other professional fees	796	899	320	448
Direct REIT operating expenses	348	338	178	173
Other administrative	353	596	260	219
Total expenses	8,118	9,823	4,380	4,819

Net income (loss)	$14,797	$13,779	$(4,979)	$10,249
Unrealized (losses) gains on U.S. Treasury securities measured at fair value through other comprehensive net income (loss)	(10)	-	37	-
Comprehensive net income (loss)	$14,787	$13,779	$(4,942)	$10,249

Basic and diluted net income (loss) per share	$0.27	$0.35	$(0.09)	$0.25

Weighted Average Shares Outstanding	54,798,596	39,356,054	57,763,857	40,210,844

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Six Months Ended June 30, 2024 and 2023

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total

Balances, January 1, 2024	51,636	$516	$849,845	$(380,433)	$17	$469,945
Net income	-	-	-	19,776	-	19,776
Unrealized loss on available-for-sale securities	-	-	-	-	(47)	(47)
Cash dividends declared ($0.36 per share)	-	-	(18,724)	-	-	(18,724)
Stock based awards and amortization	33	-	350	-	-	350
Issuance of common stock pursuant to public offerings, net	1,490	15	13,094	-	-	13,109
Shares repurchased and retired	(333)	(3)	(2,775)	-	-	(2,778)
Balances, March 31, 2024	52,826	$528	$841,790	$(360,657)	$(30)	$481,631
Net loss	-	-	-	(4,979)	-	(4,979)
Unrealized gain on available-for-sale securities	-	-	-	-	37	37
Cash dividends declared ($0.36 per share)	-	-	(21,690)	-	-	(21,690)
Stock based awards and amortization	8	-	235	-	-	235
Issuance of common stock pursuant to public offerings, net	11,990	120	100,578	-	-	100,698
Balances, June 30, 2024	64,824	$648	$920,913	$(365,636)	$7	$555,932

Balances, January 1, 2023	36,765	$368	$779,602	$(341,207)	$-	$438,763
Net income	-	-	-	3,530	-	3,530
Cash dividends declared ($0.48 per share)	-	-	(18,807)	-	-	(18,807)
Stock based awards and amortization	4	-	181	-	-	181
Issuance of common stock pursuant to public offerings, net	2,690	26	31,631	-	-	31,657
Shares repurchased and retired	(373)	(3)	(3,960)	-	-	(3,963)
Balances, March 31, 2023	39,086	$391	$788,647	$(337,677)	$-	$451,361
Net income	-	-	-	10,249	-	10,249
Cash dividends declared ($0.48 per share)	-	-	(19,671)	-	-	(19,671)
Stock based awards and amortization	53	1	790	-	-	791
Issuance of common stock pursuant to public offerings, net	4,758	47	47,308	-	-	47,355
Balances, June 30, 2023	43,897	$439	$817,074	$(327,428)	$-	$490,085

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2024 and 2023

($ in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,797	$13,779
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	101	652
Discount accretion on U.S. Treasury Bills	(2,405)	-
Unrealized losses on mortgage-backed securities and U.S. Treasury securities	87,865	15,644
Realized and unrealized gains on derivative instruments	(41,972)	(15,244)
Changes in operating assets and liabilities:
Accrued interest receivable	(4,037)	(3,747)
Other assets	(278)	(339)
Accrued interest payable	9,658	2,071
Other liabilities	498	410
Due to affiliates	73	110
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,300	13,336

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,113,948)	(988,824)
Sales and maturities	221,733	-
Principal repayments	172,607	138,391
Purchases of U.S. Treasury securities, available-for-sale	(196,025)	-
Proceeds from maturity of U.S. Treasury securities, available-for-sale	200,000	-
Net payments on derivative instruments	(4,090)	(11,484)
NET CASH USED IN INVESTING ACTIVITIES	(719,723)	(861,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	18,417,873	17,626,375
Principal payments on repurchase agreements	(17,777,818)	(16,803,103)
Cash dividends	(38,793)	(37,307)
Proceeds from issuance of common stock, net of issuance costs	113,807	79,012
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(2,924)	(4,278)
NET CASH PROVIDED BY FINANCING ACTIVITIES	712,145	860,699

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	56,722	12,118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	200,289	237,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$257,011	$249,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$95,464	$88,817

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

On March 7, 2023, Orchid entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. The Company issued a total of 24,675,497 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $228.8 million and net proceeds of approximately $225.0 million, after commissions and fees, prior to its termination in June 2024.

On June 11, 2024, Orchid entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2024, the Company issued a total of 1,995,000 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $16.9 million, and net proceeds of approximately $16.6 million, after commissions and fees. Subsequent to June 30, 2024, the Company issued a total of 6,514,200 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $55.5 million, and net proceeds of approximately $54.6 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the six and three month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The balance sheet at  December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of June 30, 2024.

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

(in thousands)
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$241,043	$171,893
Restricted cash	15,968	28,396
Total cash, cash equivalents and restricted cash	$257,011	$200,289

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

Mortgage-Backed Securities and U.S. Treasury Securities

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS. The Company refers to IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes and U.S. Treasury Bills (collectively, "U.S. Treasury securities"), primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and U.S. Treasury securities under the fair value option. Electing the fair value option requires the Company to record changes in fair value in net income, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed. The Company has designated its U.S. Treasury securities purchased after August 2023 as available-for-sale, and changes in fair value during the period for reasons other than expected credit losses are recognized in other comprehensive income (loss).

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The guidance in ASU 2023-07 is effective in annual periods beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2023-07 and the impact on its future financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of June 30, 2024 and December 31, 2023:

(in thousands)
	June 30, 2024			December 31, 2023
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$4,753,603	$4,860,307	$4,509,084	$4,051,145	$4,198,424	$3,877,082
Total Pass-Through Certificates	4,753,603	4,860,307	4,509,084	4,051,145	4,198,424	3,877,082
Structured RMBS Certificates:
Interest-Only Securities(2)	n/a	18,568	16,447	n/a	19,839	16,572
Inverse Interest-Only Securities(3)	n/a	1,707	224	n/a	1,825	358
Total Structured RMBS Certificates		20,275	16,671		21,664	16,930
Total	$4,753,603	$4,880,582	$4,525,755	$4,051,145	$4,220,088	$3,894,012

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $92.0 million and $98.6 million as of June 30, 2024 and December 31, 2023, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $25.0 million and $26.8 million as of June 30, 2024 and December 31, 2023, respectively.

During the six months ended  June 30, 2024, the Company resecuritized RMBS with a fair value of $221.7 million by transferring the RMBS into a larger RMBS that is backed by the transferred RMBS. The Company retained the entire larger RMBS. No gain or loss was recorded on this resecuritization. There were no sales of RMBS during the three months ended June 30, 2024, or the three and six months ended June 30, 2023.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

As of June 30, 2024 and December 31, 2023, the Company held U.S. Treasury securities with a fair value of approximately $98.1 million and $148.8 million, respectively, that were classified as available-for-sale. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of June 30, 2024 and December 31, 2023 are as follows:

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2024
U.S. Treasury Bill maturing 10/24/2024	$49,176	$-	$(4)	$49,172
U.S. Treasury Bill maturing 11/29/2024	48,916	11	-	48,927
	$98,092	$11	$(4)	$98,099
December 31, 2023
U.S. Treasury Bill maturing 1/2/2024	$49,671	$9	$-	$49,680
U.S. Treasury Bill maturing 2/15/2024	49,992	8	-	50,000
U.S. Treasury Bill maturing 4/30/2024	49,140	-	-	49,140
	$148,803	$17	$-	$148,820

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2024, the Company had met all margin call requirements.

As of June 30, 2024 and December 31, 2023, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2024
Fair market value of securities pledged, including accrued interest receivable	$-	$3,054,319	$1,485,789	$-	$4,540,108
Repurchase agreement liabilities associated with these securities	$-	$2,915,797	$1,429,907	$-	$4,345,704
Net weighted average borrowing rate	-	5.46%	5.46%	0.00%	5.46%
December 31, 2023
Fair market value of securities pledged, including accrued interest receivable	$-	$3,125,315	$710,055	$65,106	$3,900,476
Repurchase agreement liabilities associated with these securities	$-	$2,966,650	$674,696	$64,303	$3,705,649
Net weighted average borrowing rate	-	5.55%	5.54%	5.46%	5.55%

In addition, cash pledged to counterparties for repurchase agreements was approximately $11.2 million as of June 30, 2024. There was no cash pledged to counterparties for repurchase agreements as of December 31, 2023.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2024, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $187.4 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at June 30, 2024 or  December 31, 2023.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of June 30, 2024 and December 31, 2023.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Interest rate swaps	Derivative assets, at fair value	$29,214	$6,348
Payer swaption (long position)	Derivative assets, at fair value	-	72
Dual digital option	Derivative assets, at fair value	105	-
Total derivative assets, at fair value		$29,319	$6,420

Liabilities
TBA securities	Derivative liabilities, at fair value	$844	$12,694
Total derivative liabilities, at fair value		$844	$12,694

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$2,098	$4,096
TBA securities	Restricted cash	2,282	23,720
Interest rate swaption contracts	Restricted cash	403	580
Total margin balances on derivative contracts		$4,783	$28,396

Fed Funds, T-Note and SOFR futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at June 30, 2024 and December 31, 2023.

($ in thousands)
	June 30, 2024
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Positions)(2)
September 2024 5-year T-Note futures (Sep 2024 - Sep 2029 Hedge Period)	$421,500	4.42%	4.52%	$(2,025)
SOFR Futures Contracts (Short Positions)
December 2024 3-Month SOFR futures (Sep 2024 - Dec 2024 Hedge Period)	$25,000	4.27%	5.15%	$220
March 2025 3-Month SOFR futures (Dec 2024 - Mar 2025 Hedge Period)	25,000	3.90%	4.86%	239
June 2025 3-Month SOFR futures (Mar 2025 - Jun 2025 Hedge Period)	25,000	3.58%	4.57%	245
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	25,000	3.37%	4.32%	237
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	25,000	3.25%	4.12%	218
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	25,000	3.21%	3.97%	191

($ in thousands)
	December 31, 2023
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Treasury Note Futures Contracts (Short Positions)(2)
March 2024 5-year T-Note futures (Mar 2024 - Mar 2029 Hedge Period)	$421,500	4.36%	4.04%	$(9,936)
March 2024 10-year T-Note futures (Mar 2024 - Mar 2034 Hedge Period)	320,000	4.38%	4.39%	(11,393)
SOFR Futures Contracts (Short Positions)
June 2024 3-Month SOFR futures (Mar 2024 - Jun 2024 Hedge Period)	$25,000	5.08%	4.99%	$(24)
September 2024 3-Month SOFR futures (Jun 2024 - Sep 2024 Hedge Period)	25,000	4.67%	4.52%	(39)
December 2024 3-Month SOFR futures (Sep 2024 - Dec 2024 Hedge Period)	25,000	4.27%	4.10%	(44)
March 2025 3-Month SOFR futures (Dec 2024 - Mar 2025 Hedge Period)	25,000	3.90%	3.73%	(43)
June 2025 3-Month SOFR futures (Mar 2025 - Jun 2025 Hedge Period)	25,000	3.58%	3.42%	(41)
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	25,000	3.37%	3.21%	(39)
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	25,000	3.25%	3.10%	(37)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	25,000	3.21%	3.07%	(35)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $106.58 at June 30, 2024 and $108.77 at December 31, 2023. The contract values of the short positions were $449.2 million and $458.5 million at June 30, 2024 and December 31, 2023, respectively. 10-Year T-Note futures contracts were valued at a price of $112.89 at December 31, 2023. The contract value of the short position was $361.2 million at  December 31, 2023.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at June 30, 2024 and December 31, 2023.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
June 30, 2024
Expiration > 1 to ≤ 5 years	$1,200,000	1.34%	5.45%	3.6
Expiration > 5 years	1,936,800	3.56%	5.37%	7.5
	$3,136,800	2.71%	5.40%	6.0
December 31, 2023
Expiration > 1 to ≤ 5 years	$500,000	0.84%	5.64%	2.7
Expiration > 5 years	1,826,500	2.62%	5.40%	6.8
	$2,326,500	2.24%	5.45%	5.9

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

The table below presents information related to the Company’s dual digital option and payer swaption positions at June 30, 2024 and December 31, 2023.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
	Cost	Value	Expiration	Amount	Rate	Index	(Years)
June 30, 2024
Dual Digital Option (1)	$500	$105	2.7	$9,412	n/a	n/a	n/a
December 31, 2023
Payer Swaption (long position)	$1,619	$72	5.0	$800,000	5.40%	SOFR	1.0

(1)	If, on September, 20, 2024, the S&P 500 Index (SPX) is lower than 4,725.166, and the SOFR 10 Year Swap Rate is above 3.883%, the Company will receive the notional amount. If either condition is not met, the Company will receive $0.

We purchase interest rate swaptions to help mitigate the potential impact of larger, more rapid changes in interest rates on the performance of our investment portfolio. Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our interest rate swaption agreements are not subject to central clearing. The difference between the premium paid and the fair value of the swaption is reported in gain (loss) on derivative and other hedging instruments in our statements of comprehensive income (loss). If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap and the premium paid.

A dual digital option is a type of binary, or digital option, that involves both upper and lower conditions. A dual digital option will only activate if both conditions are met at expiration.  If both conditions are met, we will receive the notional amount. If either condition is not met, we will lose our premium.

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of June 30, 2024 and December 31, 2023.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2024
30-Year TBA securities:
3.0%	$(400,000)	$(340,281)	$(341,125)	$(844)
Total	$(400,000)	$(340,281)	$(341,125)	$(844)
December 31, 2023
30-Year TBA securities:
3.0%	$(70,700)	$(59,278)	$(62,647)	$(3,369)
5.0%	(250,000)	(242,725)	(247,657)	(4,932)
5.5%	(325,000)	(322,410)	(326,803)	(4,393)
Total	$(645,700)	$(624,413)	$(637,107)	$(12,694)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income (loss) for the six and three months ended June 30, 2024 and 2023.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Interest rate futures contracts (short position)	$30,768	$24,002	$11,678	$28,040
Interest rate swaps	70,616	22,940	11,518	49,084
Payer swaptions (short positions)	-	4,831	-	(1,754)
Payer swaptions (long positions)	(72)	(9,002)	(14)	3,107
Interest rate caps	-	(908)	-	(263)
Dual digital option	(395)	-	(156)	-
Interest rate floors (short positions)	-	(1,216)	-	(1,216)
Interest rate floors (long positions)	-	2,529	-	1,344
TBA securities (short positions)	12,945	9,609	3,042	15,599
TBA securities (long positions)	105	(574)	-	(574)
Total	$113,967	$52,211	$26,068	$93,367

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2024 and December 31, 2023.

(in thousands)
	June 30, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$4,504,465	$-	$4,504,465	$3,868,624	$-	$3,868,624
Structured RMBS - fair value	16,671	-	16,671	16,930	-	16,930
U.S. Treasury securities	-	78,430	78,430	-	79,680	79,680
Accrued interest on pledged securities	18,972	-	18,972	14,922	-	14,922
Restricted cash	11,185	4,783	15,968	-	28,396	28,396
Total	$4,551,293	$83,213	$4,634,506	$3,900,476	$108,076	$4,008,552

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of June 30, 2024 and December 31, 2023.

(in thousands)
	June 30, 2024			December 31, 2023

	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$6,492	$-	$6,492	$42,179	$-	$42,179
U.S. Treasury securities - fair value	593	-	593	10,429	-	10,429
Total	$7,085	$-	$7,085	$52,608	$-	$52,608

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2024 and December 31, 2023.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
June 30, 2024
Interest rate swaps	$29,214	$-	$29,214	$-	$-	$29,214
Dual digital option	105	-	105	-	-	105
	$29,319	$-	$29,319	$-	$-	$29,319
December 31, 2023
Interest rate swaps	$6,348	$-	$6,348	$-	$-	$6,348
Interest rate swaptions	72	-	72	-	-	72
	$6,420	$-	$6,420	$-	$-	$6,420

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
June 30, 2024
Repurchase Agreements	$4,345,704	$-	$4,345,704	$(4,334,519)	$(11,185)	$-
TBA securities	844	-	844	-	(844)	-
	$4,346,548	$-	$4,346,548	$(4,334,519)	$(12,029)	$-
December 31, 2023
Repurchase Agreements	$3,705,649	$-	$3,705,649	$(3,705,649)	$-	$-
TBA securities	12,694	-	12,694	-	(12,694)	-
	$3,718,343	$-	$3,718,343	$(3,705,649)	$(12,694)	$-

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the six months ended June 30, 2024 and the year ended  December 31, 2023, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2024
At the Market Offering Program(3)	First Quarter	$8.80	1,490,075	$13,109
At the Market Offering Program(3)	Second Quarter	8.40	11,990,383	100,698
			13,480,458	$113,807
2023
At the Market Offering Program(3)	First Quarter	$11.77	2,690,000	$31,657
At the Market Offering Program(3)	Second Quarter	9.95	4,757,953	47,355
At the Market Offering Program(3)	Third Quarter	9.54	8,432,086	80,426
At the Market Offering Program(3)	Fourth Quarter	-	-	-
			15,880,039	$159,438

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into eleven equity distribution agreements, ten of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through June 30, 2024, the Company repurchased a total of 5,081,134 shares at an aggregate cost of approximately $77.0 million, including commissions and fees, for a weighted average price of $15.16 per share. During the six months ended June 30, 2024, the Company repurchased a total of 332,773 shares at an aggregate cost of approximately $2.8 million, including commissions and fees, for a weighted average price of $8.35 per share.  During the year ended  December 31, 2023, the Company repurchased a total of 1,072,789 shares at an aggregate cost of approximately $9.4 million, including commissions and fees, for a weighted average price of $8.79 per share. The remaining authorization under the stock repurchase program as of  July 25, 2024 was 3,895,829 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024 - YTD(1)	0.840	49,001
Totals	$67.290	$657,598

(1)

On July 10, 2024, the Company declared a dividend of $0.12 per share to be paid on August 29, 2024. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2024.

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

The following table presents information related to PUs outstanding during the six months ended June 30, 2024 and 2023.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period (1)	81,403	$12.48	36,921	$20.57
Granted	36,773	8.62	76,696	10.82
Vested and issued	(20,624)	14.97	(8,924)	22.09
Unvested, end of period	97,552	$10.50	104,693	$13.30

Compensation expense during period		$184		$258
Unrecognized compensation expense, end of period		$551		$929
Intrinsic value, end of period		$814		$1,084
Weighted-average remaining vesting term (in years)		1.4		1.6

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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2024 and 2023. All of the fully vested shares of common stock issued during the six months ended June 30, 2024 and 2023, and the related compensation expense, were granted with respect to service performed during the fiscal year ended December 31, 2023 and 2022, respectively.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2024	2023
Fully vested shares granted	36,773	76,696
Weighted average grant date price per share	$8.62	$10.82
Compensation expense related to fully vested shares of common stock awards	$317	$830

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

The following table presents information related to the DSUs outstanding during the six months ended June 30, 2024 and 2023.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	96,704	$15.69	54,197	$20.29
Granted and vested	26,563	8.66	18,713	10.64
Outstanding, end of period	123,267	$14.17	72,910	$17.82

Compensation expense during period		$200		$164
Intrinsic value, end of period		$1,028		$755

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at June 30, 2024.

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

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the six and three months ended June 30, 2024 and 2023. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2024 and 2023.

(in thousands, except per share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$14,797	$13,779	$(4,979)	$10,249
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	64,824	43,897	64,824	43,897
Unvested dividend eligible share based compensation outstanding at the balance sheet date	221	178	-	178
Effect of weighting	(10,246)	(4,719)	(7,060)	(3,864)
Weighted average shares-basic and diluted	54,799	39,356	57,764	40,211
Net income (loss) per common share:
Basic and diluted	$0.27	$0.35	$(0.09)	$0.25

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

RMBS (based on the fair value option), U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the six and three months ended June 30, 2024 and 2023. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  June 30, 2024 and December 31, 2023. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Mortgage-backed securities	$-	$4,525,755	$-
U.S. Treasury securities	98,099	-	-
Interest rate swaps	-	29,214	-
Dual digital option	-	105	-
TBA securities	-	(844)	-
December 31, 2023
Mortgage-backed securities	$-	$3,894,012	$-
U.S. Treasury securities	148,820	-	-
Interest rate swaps	-	6,348	-
Interest rate swaptions	-	72	-
TBA securities	-	(12,694)	-

During the six and three months ended June 30, 2024 and 2023, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $6.1 million and $3.2 million for the six and three months ended June 30, 2024, respectively, and $6.9 million and $3.5 million for the six and three months ended June 30, 2023, respectively. At June 30, 2024 and December 31, 2023, the net amount due to affiliates was approximately $1.1 million and $1.0 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2024, Bimini owned 569,071 shares, or 0.9%, of the Company’s common stock.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 24,675,497 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $228.8 million and net proceeds of approximately $225.0 million, after commissions and fees, prior to its termination in June 2024.

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2024, we issued a total of 1,995,000 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $16.9 million, and net proceeds of approximately $16.6 million, after commissions and fees. Subsequent to June 30, 2024, we issued a total of 6,514,200 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $55.5 million, and net proceeds of approximately $54.6 million, after commissions and fees.

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

From the inception of the stock repurchase program through June 30, 2024, the Company repurchased a total of 5,081,134 shares at an aggregate cost of approximately $77.0 million, including commissions and fees, for a weighted average price of $15.16 per share. During the six months ended June 30, 2024, the Company repurchased a total of 332,773 shares of its common stock at an aggregate cost of approximately $2.8 million, including commissions and fees, for a weighted average price of $8.35 per share.

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2024, as compared to the Company’s results of operations for the six and three months ended June 30, 2023.

Net Income (Loss) Summary

Net income for the six months ended June 30, 2024 was $14.8 million, or $0.27 per share. Net income for the six months ended June 30, 2023 was $13.8 million, or $0.35 per share. Net loss for the three months ended June 30, 2024 was $5.0 million, or $0.09 per share. Net income for the three months ended June 30, 2023 was $10.2 million, or $0.25 per share. The components of net income (loss) for the six and three months ended June 30, 2024 and 2023, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Interest income	$101,935	$77,923	$24,012	$53,064	$39,911	$13,153
Interest expense	(105,122)	(90,888)	(14,234)	(53,761)	(48,671)	(5,090)
Net interest expense	(3,187)	(12,965)	9,778	(697)	(8,760)	8,063
Gains on RMBS and derivative contracts	26,102	36,567	(10,465)	98	23,828	(23,730)
Net portfolio income (loss)	22,915	23,602	(687)	(599)	15,068	(15,667)
Expenses	(8,118)	(9,823)	1,705	(4,380)	(4,819)	439
Net income (loss)	$14,797	$13,779	$1,018	$(4,979)	$10,249	$(15,228)

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

Described below are the Company’s results of operations for the six months ended June 30, 2024 and 2023, and for each quarter in 2024 to date and 2023.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
			Net	Per Share
			Loss			Net Loss
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
June 30, 2024	$(4,979)	98	$(5,077)	$(0.09)	$-	$(0.09)
March 31, 2024	19,776	26,004	(6,228)	0.38	0.50	(0.12)
December 31, 2023	27,127	33,977	(6,850)	0.52	0.65	(0.13)
September 30, 2023	(80,132)	(66,890)	(13,242)	(1.68)	(1.40)	(0.28)
June 30, 2023	10,249	23,828	(13,579)	0.25	0.59	(0.34)
March 31, 2023	3,530	12,739	(9,209)	0.09	0.33	(0.24)
Six Months Ended
June 30, 2024	$14,797	$26,102	$(11,305)	$0.27	$0.48	$(0.21)
June 30, 2023	13,779	36,567	(22,788)	0.35	0.93	(0.58)

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Fed Funds, SOFR and U.S. Treasury futures, dual digital options, interest rate floors and caps, and interest rate swaps and swaptions, that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2024 and 2023, and for each quarter of 2024 to date and 2023.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	(Short	(Long	Period	Periods
	(GAAP)	Positions)	Positions)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2024	$26,068	$3,042	$-	29,459	(6,433)
March 31, 2024	87,899	9,903	105	27,587	50,304
December 31, 2023	(149,016)	(29,750)	(2,262)	25,161	(142,165)
September 30, 2023	142,042	21,511	(2,024)	24,440	98,115
June 30, 2023	93,367	15,599	(574)	23,482	54,860
March 31, 2023	(41,156)	(5,990)	-	19,211	(54,377)
Six Months Ended
June 30, 2024	$113,967	$12,945	$105	$57,046	$43,871
June 30, 2023	52,211	9,609	(574)	42,693	483

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
	GAAP	GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
June 30, 2024	$53,064	$53,761	$29,459	$24,302	$(697)	$28,762
March 31, 2024	48,871	51,361	27,587	23,774	(2,490)	25,097
December 31, 2023	49,539	52,325	25,161	27,164	(2,786)	22,375
September 30, 2023	50,107	58,705	24,440	34,265	(8,598)	15,842
June 30, 2023	39,911	48,671	23,482	25,189	(8,760)	14,722
March 31, 2023	38,012	42,217	19,211	23,006	(4,205)	15,006
Six Months Ended
June 30, 2024	$101,935	$105,122	$57,046	$48,076	$(3,187)	$53,859
June 30, 2023	77,923	90,888	42,693	48,195	(12,965)	29,728

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the six months ended June 30, 2024, we incurred net interest expense of $3.2 million consisting of $101.9 million of interest income from RMBS assets offset by $105.1 million of interest expense on borrowings. For the comparable period ended June 30, 2023, we incurred $13.0 million of net interest expense, consisting of $77.9 million of interest income from RMBS assets offset by $90.9 million of interest expense on borrowings. The $24.0 million increase in interest income was due to a 112 basis point ("bps") increase in the yield on average RMBS, combined with a $67.1 million increase in average RMBS. The $14.2 million increase in interest expense was due to a 62 bps increase in the average cost of funds, combined with an $88.8 million increase in average outstanding borrowings.

During the three months ended June 30, 2024, we incurred net interest expense of $0.7 million consisting of $53.1 million of interest income from RMBS assets offset by $53.8 million of interest expense on borrowings. For the comparable period ended June 30, 2023, we incurred $8.8 million of net interest expense, consisting of $39.9 million of interest income from RMBS assets offset by $48.7 million of interest expense on borrowings. The $13.2 million increase in interest income was due to a 124 bps increase in the yield on average RMBS, combined with a $16.5 million increase in average RMBS. The $5.1 million increase in interest expense was due to a 46 bps increase in the average cost of funds, combined with a $43.0 million increase in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2024 and 2023 was $48.1 million and $48.2 million, respectively, resulting in $53.9 million and $29.7 million of economic net interest income, respectively.

On an economic basis, our interest expense on borrowings for the three months ended June 30, 2024 and 2023 was $24.3 million and $25.2 million, respectively, resulting in $28.8 million and $14.7 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2024 and 2023, and each quarter of 2024 to date and 2023 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2024	$4,203,416	$53,064	5.05%	$4,028,601	$53,761	$24,302	5.34%	2.41%
March 31, 2024	3,887,545	48,871	5.03%	3,708,573	51,361	23,774	5.54%	2.56%
December 31, 2023	4,207,118	49,539	4.71%	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,447,098	50,107	4.51%	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	4,186,939	39,911	3.81%	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,769,954	38,012	4.03%	3,573,941	42,217	23,006	4.72%	2.57%
Six Months Ended
June 30, 2024	$4,045,480	$101,935	5.04%	$3,868,587	$105,122	$48,076	5.43%	2.49%
June 30, 2023	3,978,447	77,923	3.92%	3,779,759	90,888	48,195	4.81%	2.55%

($ in thousands)
	Net Interest Expense		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2024	$(697)	$28,762	(0.29)%	2.64%
March 31, 2024	(2,490)	25,097	(0.51)%	2.47%
December 31, 2023	(2,786)	22,375	(0.44)%	2.04%
September 30, 2023	(8,598)	15,842	(0.93)%	1.33%
June 30, 2023	(8,760)	14,722	(1.07)%	1.28%
March 31, 2023	(4,205)	15,006	(0.69)%	1.46%
Six Months Ended
June 30, 2024	$(3,187)	$53,859	(0.39)%	2.55%
June 30, 2023	(12,965)	29,728	(0.89)%	1.37%

(1)

Portfolio yields and costs of borrowings presented in the tables above, below and the tables on page 30 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)

Economic interest expense and economic net interest expense presented in the table above and the tables on page 30 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the six months ended June 30, 2024 and 2023, and for each quarter of 2024 to date and 2023.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2024	$4,186,794	$16,622	$4,203,416	$52,705	$359	$53,064	5.04%	8.64%	5.05%
March 31, 2024	3,870,794	16,751	3,887,545	48,483	388	48,871	5.01%	9.27%	5.03%
December 31, 2023	4,189,599	17,519	4,207,118	49,135	404	49,539	4.69%	9.21%	4.71%
September 30, 2023	4,429,159	17,939	4,447,098	49,661	446	50,107	4.48%	9.96%	4.51%
June 30, 2023	4,168,333	18,606	4,186,939	39,495	416	39,911	3.79%	8.95%	3.81%
March 31, 2023	3,750,184	19,770	3,769,954	37,594	418	38,012	4.01%	8.44%	4.03%
Six Months Ended
June 30, 2024	$4,028,794	$16,686	$4,045,480	$101,188	$747	$101,935	5.02%	8.95%	5.04%
June 30, 2023	3,959,258	19,189	3,978,447	77,089	834	77,923	3.89%	8.69%	3.92%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $3.9 billion and $3.8 billion and total interest expense of $105.1 million and $90.9 million for the six months ended June 30, 2024 and 2023, respectively. Our average cost of funds was 5.43% for the six months ended June 30, 2024, compared to 4.81% for the comparable period in 2023. The $14.2 million increase in interest expense was due to the 62 bps increase in the average cost of funds, combined with a $88.8 million increase in average outstanding borrowings during the six months ended June 30, 2024, as compared to the comparable period in 2023.

We had average outstanding borrowings of $4.0 billion and $4.0 billion and total interest expense of $53.8 million and $48.7 million for the three months ended June 30, 2024 and 2023, respectively. Our average cost of funds was 5.34% for the three months ended June 30, 2024, compared to 4.88% for the comparable period in 2023. The $5.1 million increase in interest expense was due to the 46 bps increase in the average cost of funds, combined with a $43.0 million increase in average outstanding borrowings during the three months ended June 30, 2024, as compared to the comparable period in 2023.

Our economic interest expense was $48.1 million and $48.2 million for the six months ended June 30, 2024 and 2023, respectively. There was a 6 bps decrease in the average economic cost of funds to 2.49% for the six months ended June 30, 2024, from 2.55% for the six months ended June 30, 2023.

Our economic interest expense was $24.3 million and $25.2 million for the three months ended June 30, 2024 and 2023, respectively. There was a 12 bps decrease in the average economic cost of funds to 2.41% for the three months ended June 30, 2024, from 2.53% for the three months ended June 30, 2023.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was equal to the one-month average SOFR and 5 bps below the six-month average SOFR for the quarter ended June 30, 2024. Our average economic cost of funds was 293 bps below the average one-month SOFR and 298 bps below the average six-month SOFR for the quarter ended June 30, 2024. The average term to maturity of the outstanding repurchase agreements was 29 days at June 30, 2024 and 26 days at December 31, 2023.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for the six months ended June 30, 2024 and 2023, and for each quarter in 2024 to date and  2023, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2024	$4,028,601	$53,761	$24,302	5.34%	2.41%
March 31, 2024	3,708,573	51,361	23,774	5.54%	2.56%
December 31, 2023	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,573,941	42,217	23,006	4.72%	2.57%
Six Months Ended
June 30, 2024	$3,868,587	$105,122	$48,076	5.43%	2.49%
June 30, 2023	3,779,759	90,888	48,195	4.81%	2.55%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
June 30, 2024	5.34%	5.39%	0.00%	(0.05)%	(2.93)%	(2.98)%
March 31, 2024	5.32%	5.39%	0.22%	0.15%	(2.76)%	(2.83)%
December 31, 2023	5.34%	5.35%	(0.19)%	(0.20)%	(2.67)%	(2.68)%
September 30, 2023	5.32%	5.17%	0.12%	0.27%	(2.14)%	(1.99)%
June 30, 2023	5.07%	4.78%	(0.19)%	0.10%	(2.54)%	(2.25)%
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%
Six Months Ended
June 30, 2024	5.33%	5.39%	0.10%	0.04%	(2.84)%	(2.90)%
June 30, 2024	4.85%	4.44%	(0.04)%	0.37%	(2.30)%	(1.89)%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2024 and 2023.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Realized losses on sales of RMBS	$-	$-	$-	$-	$-	$-
Unrealized losses on RMBS and U.S. Treasury securities	(87,865)	(15,644)	(72,221)	(25,970)	(69,539)	43,569
Total losses on RMBS and U.S. Treasury securities	(87,865)	(15,644)	(72,221)	(25,970)	(69,539)	43,569
Gains on T-Note futures	30,768	24,002	6,766	11,678	28,040	(16,362)
Gains on interest rate swaps	70,616	22,940	47,676	11,518	49,084	(37,566)
Gains on payer swaptions (short positions)	-	4,831	(4,831)	-	(1,754)	1,754
Losses on payer swaptions (long positions)	(72)	(9,002)	8,930	(14)	3,107	(3,121)
Losses on interest rate caps	-	(908)	908	-	(263)	263
Losses on dual digital option	(395)	-	(395)	(156)	-	(156)
Losses on interest rate floors (short positions)	-	(1,216)	1,216	-	(1,216)	1,216
Gains on interest rate floors (long positions)	-	2,529	(2,529)	-	1,344	(1,344)
Gains on TBA securities (short positions)	12,945	9,609	3,336	3,042	15,599	(12,557)
Gains (losses) on TBA securities (long positions)	105	(574)	679	-	(574)	574
Total gains from derivative instruments	$113,967	$52,211	$61,756	$26,068	$93,367	$(67,299)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2024, we received proceeds of $221.7 million from the sales of RMBS. These sales consisted entirely of pools that were consolidated into a larger pool and simultaneously acquired by us. No gain or loss was recorded on these sales. We did not sell any RMBS during the three months ended June 30, 2024, or the three and six months ended June 30, 2023.

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

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.35%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

Unrealized Gains and Losses on PT RMBS

For the purpose of recording income on the Company’s investments in PT RMBS, interest income is based on the stated interest rate of the security. Using the fair value accounting method, premiums or discounts to the face value of the PT RMBS present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of comprehensive income (loss). The following table adjusts the Company’s interest income as reported on the Company’s statements of comprehensive income (loss) for the periods indicated to show interest income adjusted for premium amortization and discount accretion on its mortgage-backed security investments. The purpose of presenting this non-GAAP measure of interest income is to provide management and investors with an alternative way of evaluating yield on RMBS that may be more comparable to some of the Company's peers who amortize premiums and discounts on their PT RMBS investments.

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					(Premium	Only	Discount Accretion
	Average		Yield on		Amortization)/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
June 30, 2024	$4,203,416	$53,064	5.05%	$(26,642)	$4,402	$(31,044)	$57,466	5.47%
March 31, 2024	3,887,545	48,871	5.03%	(62,111)	3,037	(65,148)	51,908	5.34%
December 31, 2023	4,207,118	49,539	4.71%	206,222	8,067	198,155	57,606	5.48%
September 30, 2023	4,447,098	50,107	4.51%	(210,159)	7,252	(217,411)	57,359	5.16%
June 30, 2023	4,186,939	39,911	3.81%	(68,898)	4,886	(73,784)	44,797	4.28%
March 31, 2023	3,769,954	38,012	4.03%	53,444	4,774	48,670	42,786	4.54%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
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

Expenses

For the six and three months ended June 30, 2024, the Company’s total operating expenses were approximately $8.1 million and $4.4 million, compared to approximately $9.8 million and $4.8 million for the six and three months ended June 30, 2023. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2024 and 2023.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Management fees	$4,418	$5,346	$(928)	$2,257	$2,704	$(447)
Overhead allocation	1,330	1,215	115	732	639	93
Accrued incentive compensation	201	788	(587)	290	318	(28)
Directors fees and liability insurance	672	641	31	343	318	25
Audit, legal and other professional fees	796	899	(103)	320	448	(128)
Direct REIT operating expenses	348	338	10	178	173	5
Other administrative	353	596	(243)	260	219	41
Total expenses	$8,118	$9,823	$(1,705)	$4,380	$4,819	$(439)

As of December 31, 2023, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the first six months of 2024, the Company awarded shares of Company common stock with a fair value of $0.3 million. Accrued incentive compensation for the six months ended June 30, 2024 includes a reversal of the over accrual of this liability.

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

The following table summarizes the management fee and overhead allocation expenses for the six months ended June 30, 2024 and 2023, and for each quarter in 2024 to date and 2023.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2024	$4,203,416	$699,766	$2,257	$732	$2,989
March 31, 2024	3,887,545	672,057	2,161	598	2,759
December 31, 2023	4,207,118	851,532	2,275	617	2,892
September 30, 2023	4,447,098	964,230	2,870	557	3,427
June 30, 2023	4,186,939	899,109	2,704	639	3,343
March 31, 2023	3,769,954	865,722	2,642	576	3,218
Six Months Ended
June 30, 2024	$4,045,480	$685,912	$4,418	$1,330	$5,748
June 30, 2023	3,978,447	882,415	5,346	1,215	6,561

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2024, our RMBS portfolio consisted of $4,525.8 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.68%. During the six months ended June 30, 2024, we received principal repayments of $172.6 million, compared to $138.4 million for the six months ended June 30, 2023. The average three month prepayment speeds for the quarters ended June 30, 2024 and 2023 were 7.6% and 5.6%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2024	7.6	7.1	7.6
March 31, 2024	6.0	5.9	6.0
December 31, 2023	5.4	7.9	5.5
September 30, 2023	6.1	5.7	6.0
June 30, 2023	5.6	7.0	5.6
March 31, 2023	3.9	5.7	4.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of June 30, 2024 and December 31, 2023:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2024
Fixed Rate RMBS	$4,509,084	99.6%	4.72%	331	1-Jun-54
Interest-Only Securities	16,447	0.4%	4.01%	217	25-Jul-48
Inverse Interest-Only Securities	224	0.0%	0.00%	267	15-Jun-42
Total Mortgage Assets	$4,525,755	100.0%	4.68%	329	1-Jun-54
December 31, 2023
Fixed Rate RMBS	$3,877,082	99.6%	4.33%	334	1-Nov-53
Interest-Only Securities	16,572	0.4%	4.01%	223	25-Jul-48
Inverse Interest-Only Securities	358	0.0%	0.00%	274	15-Jun-42
Total Mortgage Assets	$3,894,012	100.0%	4.30%	331	1-Nov-53

($ in thousands)
	June 30, 2024		December 31, 2023
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,906,690	64.2%	$2,714,192	69.7%
Freddie Mac	1,619,065	35.8%	1,179,820	30.3%
Total Portfolio	$4,525,755	100.0%	$3,894,012	100.0%

	June 30, 2024	December 31, 2023
Weighted Average Pass-through Purchase Price	$102.75	$104.10
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$94.86	$95.70
Weighted Average Structured Current Price	$14.24	$13.51
Effective Duration (1)	4.290	4.400

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 4.290 indicates that an interest rate increase of 1.0% would be expected to cause a 4.290% decrease in the value of the RMBS in the Company’s investment portfolio at June 30, 2024. An effective duration of 4.400 indicates that an interest rate increase of 1.0% would be expected to cause a 4.400% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2023. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2024 and 2023, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2024			2023
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,113,948	$102.09	5.95%	$988,824	$99.65	4.97%
Structured RMBS	-	-	-	-	-	-

Borrowings

As of June 30, 2024, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 22 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2024, we had obligations outstanding under the repurchase agreements of approximately $4,345.7 million with a net weighted average borrowing cost of 5.46%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 8 to 89 days, with a weighted average remaining maturity of 29 days. Securing the repurchase agreement obligations as of June 30, 2024 are RMBS with an estimated fair value, including accrued interest, of approximately $4,540.1 million, and cash pledged to counterparties of approximately $11.2 million. Through July 26, 2024, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2024, with maturities through September 27, 2024.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2024 to date and 2023.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
June 30, 2024	$4,345,704	$4,354,704	$4,028,601	$317,103	7.87%
March 31, 2024	3,711,498	3,774,739	3,708,573	2,925	0.08%
December 31, 2023	3,705,649	4,426,947	4,066,298	(360,649)	(8.87)%
September 30, 2023	4,426,947	4,494,858	4,314,332	112,615	2.61%
June 30, 2023	4,201,717	4,201,717	3,985,577	216,140	5.42%
March 31, 2023	3,769,437	3,849,137	3,573,941	195,496	5.47%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage at June 30, 2024 was 7.1 to 1, compared to 6.7 to 1 as of December 31, 2023.  Our adjusted leverage at June 30, 2024 was 7.8 to 1, compared to 7.9 to 1 as of December 31, 2023.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
June 30, 2024	$4,345,704	$4,373,973	$(400,000)	$555,932	7.8:1	7.1:1
March 31, 2024	3,711,498	3,733,031	(370,700)	481,632	7.7:1	7.0:1
December 31, 2023	3,705,649	3,795,002	(645,700)	469,944	7.9:1	6.7:1
September 30, 2023	4,426,947	4,470,052	(502,500)	466,841	9.5:1	8.5:1
June 30, 2023	4,201,717	4,240,845	(250,000)	490,086	8.6:1	8.1:1
March 31, 2023	3,769,437	3,814,651	(875,000)	451,361	8.4:1	6.5:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the six months ended June 30, 2024, haircuts on our pledged collateral remained stable and as of June 30, 2024, our weighted average haircut was approximately 4.4% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of June 30, 2024, we had cash and cash equivalents of $241.0 million. We generated cash flows of $262.3 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $3,868.6 million during the six months ended June 30, 2024.

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

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 24,675,497 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $228.8 million and net proceeds of approximately $225.0 million, after commissions and fees, prior to its termination in June 2024.

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2024, we  issued a total of 1,995,000 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $16.9 million, and net proceeds of approximately $16.6 million, after commissions and fees. Subsequent to June 30, 2024, we  issued a total of 6,514,200 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $55.5 million, and net proceeds of approximately $54.6 million, after commissions and fees.

Outlook

Economic Summary

The extended recovery from the devastating effects on the U.S. economy of the pandemic in 2020 continued in late 2023 and early 2024. While economic growth was strong, the labor market remained out of balance with corresponding wage pressures and inflation, particularly services inflation, remained well above the Federal Reserve’s (the “Fed") target level. These conditions persisted despite over 500 basis points of monetary policy tightening on the part of the Fed over the period from March of 2022 through July of 2023. Inflation was clearly moderating over the course of the second half of 2023, but growth remained quite strong, well above the economy’s long-run potential.  Despite the strong growth, the Fed appeared to be on the brink of relaxing monetary policy beginning in 2024 based on the persistent trend lower in reported inflation figures in late 2023.  The market was further encouraged by comments from various Fed governors, including the chairman, that there would be eases in 2024.  This changed rapidly as 2024 unfolded and inflation readings reversed course and appeared to accelerate.  The tone of comments by all Fed officials pivoted away from potential near-term easing to the need to maintain higher rates.  The continued strength of the economy enabled the Fed to keep policy restrictive until inflation resumed, moderating towards its 2% target range.  The Fed also made it clear to markets that it was prepared to raise rates further if inflation did indeed accelerate further, although it did not anticipate this would be likely.

These trends continued into April as data for March was released and interest rates continued to increase from the low levels observed in December of 2023. However, as economic data for April, May and June was released, the data appeared to moderate.  Inflation readings have resumed the trend observed in late 2023 and appear to be headed towards the Fed’s 2% target again.  Job gains – as reflected in the monthly non-farm payroll reports released by the labor department – have moderated as well. Measures of consumer spending and business activity have slowed as well.  While these readings are not consistent with a recession, they are consistent with growth rates at or near the economy's potential, which appears to indicate the supply/demand imbalances that existed for the last two years have receded.  It appears the brief re-acceleration of inflation during the first quarter of 2024 will not be sustained and represents a one-off incident. Given this development, the Fed is anticipated to start loosening monetary policy during the second half of 2024.  Current market pricing is for between two and three 25 basis point cuts by the end of the year, as the Fed is perceived to be equally concerned with slowing economic growth as they are with a re-acceleration of inflation.

Interest Rates

Movements in interest rate levels across the curve as well as the shape of the curve followed the same pattern as the economic developments described above.  As economic data remained strong in late 2023 and into early 2024 and inflation appeared to reaccelerate, long maturity rates steadily increased. Starting in late 2023, the yield on the 10-year U.S. Treasury note increased from 3.80% to just over 4.7% in late April.  Likewise, the shape of the U.S. Treasury curve, as measured by the difference between the yields on the 2-year U.S. Treasury note and the 10-year U.S. Treasury note, flattened during the first quarter of 2024, becoming more inverted as the prospects for interest rate cuts by the Fed were priced out of the market.

As the economic data softened and inflation appeared to slow and resume a steady decline towards the Fed’s 2% target, starting with the April data released in May, the 10-year U.S. Treasury note yield declined from just over 4.7% in late April to approximately 4.3% currently.  However, the slope of the U.S. Treasury curve – again, as measured by the difference in yield between the 2-year and 10-year U.S. Treasury notes – actually continued to flatten until late June.  In the last week of the second quarter, the yield curve began to steepen by over 20 basis points. However, the catalyst for the steepening in the curve that occurred in late June does not appear to have been driven by economic data, but perhaps by political developments in the United States and European Union, including both the evolving landscape of the U.S. presidential election in November and the recent elections in France and the United Kingdom, which resulted in a shift in control to more left-leaning parties with the potential for higher fiscal spending and government deficits.

Interest rate volatility embedded in interest rate derivatives, as measured by the MOVE index, reversed the pattern observed during the first quarter of 2024 – gradually declining – and spiked higher in early April, only to moderate again over the balance of the second quarter.  The level of the index ended only slightly higher than the level at the beginning of the second quarter – the index value was 98.6 on June 30, 2024, versus 86.4 on March 28, 2024.  The spike in early April was likely driven by strong jobs and inflation data for March released in early April of 2024.

The Agency RMBS Market

As the economic data, particularly inflation, moderated over the course of the second quarter of 2024, market participants expected that should the trend continue the Fed would soon begin loosening monetary policy and the curve slope would normalize and become positively sloped again.  Risk assets of all kinds performed very well for the second quarter as investors became comfortable short-term rates had peaked and would soon be heading lower, reducing funding costs and enhancing levered returns on risk assets.  Lower risk assets also generated positive returns, such as Agency RMBS, but the returns were modest.  The Agency RMBS index generated a total return for the quarter of 0.2%, and 0.3% for Fannie Mae Agency RMBS.  Versus comparable duration U.S. Treasuries (a proxy for hedge adjusted returns), the returns were (0.2)% and (0.25)%, respectively. These returns for the second quarter of 2024 compare to 4.3% for the S&P 500, 1.1% for the high yield index and absolute returns of between 1.0% and 1.7% for the various sub-sectors of the non-Agency RMBS indices.

Within the stack of 30-year, fixed rate Agency RMBS (the asset class in which the Company invests the vast majority of its capital), absolute returns tracked the coupons of the securities - the higher the coupon, the higher the return. The return for 2.0% coupon securities was 0.1% for the second quarter, the lowest return, and 1.3% for 7.0% coupon securities, the highest return and coupon. Within the stack of 30-year, fixed rate Agency RMBS, excess returns versus comparable duration swaps for the second quarter (a proxy for hedged returns) were better for coupons on the lower and higher end of the coupon range, with returns for the middle coupons lagging. The lowest coupon securities, 2.0%, 2.5%, 3.0% and 3.5%, had excess returns of (0.1)%.  The highest coupons securities, 6.5% and 7.0%, had excess returns of (0.2)% and 0.0%, respectively. The middle coupon security returns, 4.0% coupons through 6.0% coupons, had excess returns between (0.3)% and (0.6)%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce the balance sheet by a maximum of $25 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. As interest rates have remained high and prepayment speeds have slowed, the actual balance sheet reduction of Agency RMBS has trended well below the cap. On September 30, 2019, the FHFA announced that Fannie Mae and Feddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to then current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which will, among other things, reduce the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replace the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; update the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduce a risk weight of 20% for guarantee assets.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.  In testimony before the United States Senate Committee on Banking, Housing and Urban Affairs in July 2024, Fed chairman Jerome Powell stated that the OCC, the FDIC and the Fed were in discussions to materially revise the proposed rule, and that there was consensus at the Fed to undergo another comment period. This would likely delay the process into 2025 and a new presidential administration.

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

Summary

The long-awaited pivot on the part of Federal Reserve may finally be at hand.  Persistently strong growth of the U.S. economy and above trend inflation appear to have moderated sufficiently that the Fed now sees the risks to the economy as balanced – implying there is equal risk of more growth or a slow-down.  Because the Fed sees its current monetary policy as restrictive, the Fed may begin to reverse some of the tightening that occurred in 2022 and 2023 and ease monetary policy.  Current market pricing is for between two and three 25 basis point cuts by year end with several more in 2025.  Economic data released for April, May and June show moderating inflation that appears headed towards the Fed’s 2% target as well as a labor market more in balance with supply and demand roughly equal.  Should such conditions persist, the Fed should begin lowering the Fed funds rate this year, perhaps starting in September.

The developments described above led risk assets to perform very well during the second quarter of 2024, with the S&P 500 returning nearly 5%.  Less risky assets also generated positive returns for the quarter, although the returns were much more modest.  Agency RMBS returns for the quarter were 0.2% (absolute total return), but returns versus comparable duration swaps (a proxy for hedge returns) were slightly negative, owing largely to very poor relative performance over the last week of the second quarter.  Returns across the coupon stack of 30-year, fixed rate Agency RMBS, where the Company deploys most of its capital, were coupon dependent – ranging from 0.1% for the lowest coupons to 1.3% for the 7.0% coupon, the highest coupon.  Returns versus hedges were mixed, with the “wings,” or the lowest and highest coupons, better than the “belly” or middle coupons.  The Company currently deploys its capital with a bias towards these wing coupons versus the belly coupons and intends to continue to do so for the time being.

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

Capital Expenditures

At June 30, 2024, we had no material commitments for capital expenditures.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024 - YTD(1)	0.840	49,001
Totals	$67.290	$657,598

(1)

On July 10, 2024, the Company declared a dividend of $0.12 per share to be paid on August 29, 2024. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2024.

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

Our portfolio of PT RMBS is typically comprised of fixed-rate RMBS, adjustable-rate RMBS (“ARMs”) and hybrid adjustable-rate RMBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided that they are reasonably priced by the market. Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT RMBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT RMBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales, and borrowers paying more than their scheduled loan payments, which accelerates the amortization of the loans.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2024 and December 31, 2023, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2024 and December 31, 2023.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2024
-200 Basis Points	(2.02)%	(16.45)%
-100 Basis Points	(0.53)%	(4.33)%
-50 Basis Points	(0.15)%	(1.24)%
+50 Basis Points	(0.06)%	(0.49)%
+100 Basis Points	(0.34)%	(2.80)%
+200 Basis Points	(1.53)%	(12.45)%
As of December 31, 2023
-200 Basis Points	(2.03)%	(16.78)%
-100 Basis Points	(0.54)%	(4.48)%
-50 Basis Points	(0.17)%	(1.40)%
+50 Basis Points	0.00%	0.02%
+100 Basis Points	(0.15)%	(1.23)%
+200 Basis Points	(0.81)%	(6.70)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2024, we had unrestricted cash and cash equivalents of $241.0 million and unpledged securities of approximately $24.3 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2024.

The table below presents the Company’s share repurchase activity for the three months ended June 30, 2024.

	Total Number		Shares Purchased	Maximum Number
	of Shares of	Weighted-Average	as Part of Publicly	of Shares That May Yet
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
April 1, 2024 - April 30, 2024	-	$-	-	3,895,829
May 1, 2024 - May 31, 2024	-	-	-	3,895,829
June 1, 2024 - June 30, 2024	2,486	$8.41	-	3,895,829
Totals / Weighted Average	2,486	$8.41	-	3,895,829

(1)

Includes 2,486 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

Orchid Island Capital, Inc.
Registrant

Date: July 26, 2024	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: July 26, 2024	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)