Form 10-Q
period 2024-09-30
Orchid Island Capital, Inc.
filed 2024-10-25
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares outstanding at October 24, 2024: 78,414,645

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $5,438,185 and $3,885,554, respectively)	$5,442,804	$3,894,012
U.S. Treasury securities, available-for-sale (amortized cost of $99,412 and $148,803; includes pledged assets of $99,467 and $79,680, respectively)	99,467	148,820
Cash and cash equivalents	322,105	171,893
Restricted cash	11,612	28,396
Accrued interest receivable	22,868	14,951
Derivative assets	16,846	6,420
Receivable for investment securities and TBA transactions	177	-
Other assets	614	455
Total Assets	$5,916,493	$4,264,947

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$5,230,871	$3,705,649
Payable for investment securities and TBA transactions	68	60,454
Dividends payable	9,396	6,222
Derivative liabilities	-	12,694
Accrued interest payable	16,372	7,939
Due to affiliates	1,177	1,013
Other liabilities	2,585	1,031
Total Liabilities	5,260,469	3,795,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 78,082,645 shares issued and outstanding as of September 30, 2024 and 51,636,074 shares issued and outstanding as of December 31, 2023	781	516
Additional paid-in capital	1,003,504	849,845
Accumulated deficit	(348,316)	(380,433)
Accumulated other comprehensive income	55	17
Total Stockholders' Equity	656,024	469,945
Total Liabilities and Stockholders' Equity	$5,916,493	$4,264,947

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

 For the Nine and Three Months Ended September 30, 2024 and 2023

($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Interest income	$169,581	$128,030	$67,646	$50,107
Interest expense	(172,428)	(149,593)	(67,306)	(58,705)
Net interest (expense) income	(2,847)	(21,563)	340	(8,598)
Realized gains (losses) on mortgage-backed securities	510	-	510	-
Unrealized gains (losses) on mortgage-backed securities and U.S. Treasury securities	73,699	(224,576)	161,564	(208,932)
(Losses) gains on derivative and other hedging instruments	(26,858)	194,253	(140,825)	142,042
Net portfolio income (loss)	44,504	(51,886)	21,589	(75,488)

Expenses:
Management fees	6,867	8,216	2,449	2,870
Allocated overhead	1,967	1,772	637	557
Incentive compensation	470	1,110	269	322
Directors' fees and liability insurance	1,015	986	343	345
Audit, legal and other professional fees	1,065	1,200	269	301
Direct REIT operating expenses	564	531	216	193
Other administrative	439	652	86	56
Total expenses	12,387	14,467	4,269	4,644

Net income (loss)	$32,117	$(66,353)	$17,320	$(80,132)
Unrealized gains on U.S. Treasury securities measured at fair value through other comprehensive net income (loss)	38	16	48	16
Comprehensive net income (loss)	$32,155	$(66,337)	$17,368	$(80,116)

Basic and diluted net income (loss) per share	$0.53	$(1.58)	$0.24	$(1.68)

Weighted Average Shares Outstanding	60,700,959	42,103,532	72,377,373	47,773,409

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total

Balances, June 30, 2024	64,824	$648	$920,913	$(365,636)	$7	$555,932
Net income	-	-	-	17,320	-	17,320
Unrealized gain on available-for-sale securities	-	-	-	-	48	48
Cash dividends declared ($0.36 per share)	-	-	(26,887)	-	-	(26,887)
Stock based awards and amortization	8	-	232	-	-	232
Issuance of common stock pursuant to public offerings, net	13,314	134	109,757	-	-	109,891
Shares repurchased and retired	(63)	(1)	(511)	-	-	(512)
Balances, September 30, 2024	78,083	$781	$1,003,504	$(348,316)	$55	$656,024

Balances, June 30, 2023	43,897	439	817,074	(327,428)	-	490,085
Net loss	-	-	-	(80,132)	-	(80,132)
Unrealized gain on available-for-sale securities	-	-	-	-	16	16
Cash dividends declared ($0.48 per share)	-	-	(23,823)	-	-	(23,823)
Stock based awards and amortization	3	-	269	-	-	269
Issuance of common stock pursuant to public offerings, net	8,432	84	80,342	-	-	80,426
Shares repurchased and retired	-	-	-	-	-	-
Balances, September 30, 2023	52,332	$523	$873,862	$(407,560)	$16	$466,841

Balances, January 1, 2024	51,636	$516	$849,845	$(380,433)	$17	$469,945
Net income	-	-	-	32,117	-	32,117
Unrealized loss on available-for-sale securities	-	-	-	-	38	38
Cash dividends declared ($1.08 per share)	-	-	(67,301)	-	-	(67,301)
Stock based awards and amortization	49	-	817	-	-	817
Issuance of common stock pursuant to public offerings, net	26,794	269	223,429	-	-	223,698
Shares repurchased and retired	(396)	(4)	(3,286)	-	-	(3,290)
Balances, September 30, 2024	78,083	$781	$1,003,504	$(348,316)	$55	$656,024

Balances, January 1, 2023	36,765	368	779,602	(341,207)	-	438,763
Net loss	-	-	-	(66,353)	-	(66,353)
Unrealized gain on available-for-sale securities	-	-	-	-	16	16
Cash dividends declared ($1.44 per share)	-	-	(62,301)	-	-	(62,301)
Stock based awards and amortization	60	1	1,240	-	-	1,241
Issuance of common stock pursuant to public offerings, net	15,880	157	159,281	-	-	159,438
Shares repurchased and retired	(373)	(3)	(3,960)	-	-	(3,963)
Balances, September 30, 2023	52,332	$523	$873,862	$(407,560)	$16	$466,841

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

($ in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,117	$(66,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	334	939
Discount accretion on U.S. Treasury Bills	(3,724)	(521)
Realized (gains) losses on mortgage-backed securities	(510)	-
Unrealized (gains) losses on mortgage-backed securities and U.S. Treasury securities	(73,699)	224,576
Realized and unrealized losses (gains) on derivative instruments	93,902	(111,100)
Changes in operating assets and liabilities:
Accrued interest receivable	(7,917)	(5,797)
Other assets	(159)	(108)
Accrued interest payable	8,433	6,627
Other liabilities	535	441
Due to affiliates	164	121
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,476	48,825

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,073,150)	(1,443,827)
Sales and maturities	288,242	-
Principal repayments	310,325	237,904
Purchases of U.S. Treasury securities, available-for-sale	(196,026)	(97,789)
Proceeds from maturity of U.S. Treasury securities, available-for-sale	200,000	37,500
Net (payments on) proceeds from derivative instruments	(126,851)	114,494
NET CASH USED IN INVESTING ACTIVITIES	(1,597,460)	(1,151,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	30,279,982	27,780,008
Principal payments on repurchase agreements	(28,754,760)	(26,731,506)
Cash dividends	(64,065)	(59,762)
Proceeds from issuance of common stock, net of issuance costs	223,698	159,438
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(3,443)	(4,287)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,681,412	1,143,891

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	133,428	40,998
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	200,289	237,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$333,717	$278,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$163,995	$142,965

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

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

On June 11, 2024, Orchid entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through September 30, 2024, the Company issued a total of 15,309,022 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $128.6 million, and net proceeds of approximately $126.5 million, after commissions and fees. Subsequent to September 30, 2024, the Company issued a total of 332,000 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $2.7 million, and net proceeds of approximately $2.7 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the nine and three month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The balance sheet at  December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of September 30, 2024.

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

(in thousands)
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$322,105	$171,893
Restricted cash	11,612	28,396
Total cash, cash equivalents and restricted cash	$333,717	$200,289

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

Mortgage-Backed Securities and U.S. Treasury Securities

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS. The Company refers to IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes ("T-Notes") and U.S. Treasury Bills (collectively, "U.S. Treasury securities"), primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and U.S. Treasury securities under the fair value option. Electing the fair value option requires the Company to record changes in fair value in net income, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed. The Company has designated its U.S. Treasury securities purchased after August 2023 as available-for-sale, and changes in fair value during the period for reasons other than expected credit losses are recognized in other comprehensive income (loss).

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

Income on PT RMBS and T-Notes is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of comprehensive income (loss). For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of investments for which the fair value option is elected are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities and U.S. Treasury securities in the accompanying statements of comprehensive income (loss). Realized gains and losses on sales of investments for which the fair value option has been elected, using the specific identification method, are reported as a separate component of net portfolio income on the statements of comprehensive income (loss).

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

Derivative and Other Hedging Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note, Secured Overnight Financing Rate ("SOFR"), federal funds (“Fed Funds”) futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”), dual digital options, interest rate caps and floors, and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivative and other hedging instruments in the future.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The guidance in ASU 2023-07 is effective in annual periods beginning after December 15, 2023 and subsequent interim periods. The Company does not expect the provisions of ASU 2023-07 to have a significant impact on its future financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of September 30, 2024 and December 31, 2023:

(in thousands)
	September 30, 2024			December 31, 2023
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$5,487,831	$5,613,352	$5,427,069	$4,051,145	$4,198,424	$3,877,082
Total Pass-Through Certificates	5,487,831	5,613,352	5,427,069	4,051,145	4,198,424	3,877,082
Structured RMBS Certificates:
Interest-Only Securities(2)	n/a	17,922	15,382	n/a	19,839	16,572
Inverse Interest-Only Securities(3)	n/a	1,598	353	n/a	1,825	358
Total Structured RMBS Certificates		19,520	15,735		21,664	16,930
Total	$5,487,831	$5,632,872	$5,442,804	$4,051,145	$4,220,088	$3,894,012

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $88.8 million and $98.6 million as of September 30, 2024 and December 31, 2023, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $23.4 million and $26.8 million as of September 30, 2024 and December 31, 2023, respectively.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the nine months ended  September 30, 2024 and 2023.

(in thousands)
	Nine Months Ended September 30,
	2024	2023
Proceeds from sales of RMBS (1)	$288,242	$-
Carrying value of RMBS sold	(287,732)	-
Net gain on sales of RMBS	$510	$-

Gross gain on sales of RMBS	$510	$-
Gross loss on sales of RMBS	-	-
Net gain on sales of RMBS	$510	$-

(1)	During the nine months ended September 30, 2024, the Company resecuritized RMBS with a fair value of $221.7 million by transferring the RMBS into a larger RMBS that is backed by the transferred RMBS. The Company retained the entire larger RMBS. No gain or loss was recorded on this resecuritization.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

As of September 30, 2024 and December 31, 2023, the Company held U.S. Treasury securities with a fair value of approximately $99.5 million and $148.8 million, respectively, that were classified as available-for-sale. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of September 30, 2024 and December 31, 2023 are as follows:

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2024
U.S. Treasury Bill maturing 10/24/2024	$49,836	$14	$-	$49,850
U.S. Treasury Bill maturing 11/29/2024	49,576	41	-	49,617
	$99,412	$55	$-	$99,467
December 31, 2023
U.S. Treasury Bill maturing 1/2/2024	$49,671	$9	$-	$49,680
U.S. Treasury Bill maturing 2/15/2024	49,992	8	-	50,000
U.S. Treasury Bill maturing 4/30/2024	49,140	-	-	49,140
	$148,803	$17	$-	$148,820

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2024, the Company had met all margin call requirements.

As of September 30, 2024 and December 31, 2023, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2024
Fair market value of securities pledged, including accrued interest receivable	$-	$4,117,723	$1,343,315	$-	$5,461,038
Repurchase agreement liabilities associated with these securities	$-	$3,938,523	$1,292,348	$-	$5,230,871
Net weighted average borrowing rate	-	5.23%	5.25%	-	5.24%
December 31, 2023
Fair market value of securities pledged, including accrued interest receivable	$-	$3,125,315	$710,055	$65,106	$3,900,476
Repurchase agreement liabilities associated with these securities	$-	$2,966,650	$674,696	$64,303	$3,705,649
Net weighted average borrowing rate	-	5.55%	5.54%	5.46%	5.55%

In addition, cash pledged to counterparties for repurchase agreements was approximately $9.2 million as of September 30, 2024. There was no cash pledged to counterparties for repurchase agreements as of December 31, 2023.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2024, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $221.0 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at September 30, 2024 or  December 31, 2023.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of September 30, 2024 and December 31, 2023.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets
Interest rate swaps	Derivative assets, at fair value	$14,678	$6,348
Payer swaption (long position)	Derivative assets, at fair value	-	72
TBA securities	Derivative assets, at fair value	2,168	-
Total derivative assets, at fair value		$16,846	$6,420

Liabilities
TBA securities	Derivative liabilities, at fair value	$-	$12,694
Total derivative liabilities, at fair value		$-	$12,694

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$2,440	$4,096
TBA securities	Restricted cash	-	23,720
TBA securities	Other liabilities	(1,593)	-
Interest rate swaption contracts	Restricted cash	-	580
Total margin balances on derivative contracts		$847	$28,396

Fed Funds, T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at September 30, 2024 and December 31, 2023.

($ in thousands)
	September 30, 2024
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
T-Note Futures Contracts (Short Positions)(2)
December 2024 10-year T-Note futures (Dec 2024 - Dec 2034 Hedge Period)	$12,500	3.73%	3.62%	$(88)
SOFR Futures Contracts (Short Positions)
December 2024 3-Month SOFR futures (Sep 2024 - Dec 2024 Hedge Period)	$241,250	4.78%	4.73%	$(110)
March 2025 3-Month SOFR futures (Dec 2024 - Mar 2025 Hedge Period)	129,250	4.23%	4.04%	(242)
June 2025 3-Month SOFR futures (Mar 2025 - Jun 2025 Hedge Period)	129,000	3.77%	3.52%	(333)
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	129,000	3.49%	3.21%	(356)
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	129,000	3.31%	3.07%	(320)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	129,000	3.21%	3.00%	(275)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	104,000	3.15%	2.97%	(178)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	104,000	3.11%	2.98%	(137)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	29,000	3.34%	3.01%	(96)
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	16,250	3.10%	3.04%	(10)

($ in thousands)
	December 31, 2023
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
T-Note Futures Contracts (Short Positions)(2)
March 2024 5-year T-Note futures (Mar 2024 - Mar 2029 Hedge Period)	$421,500	4.36%	4.04%	$(9,936)
March 2024 10-year T-Note futures (Mar 2024 - Mar 2034 Hedge Period)	320,000	4.38%	4.39%	(11,393)
SOFR Futures Contracts (Short Positions)
June 2024 3-Month SOFR futures (Mar 2024 - Jun 2024 Hedge Period)	$25,000	5.08%	4.99%	$(24)
September 2024 3-Month SOFR futures (Jun 2024 - Sep 2024 Hedge Period)	25,000	4.67%	4.52%	(39)
December 2024 3-Month SOFR futures (Sep 2024 - Dec 2024 Hedge Period)	25,000	4.27%	4.10%	(44)
March 2025 3-Month SOFR futures (Dec 2024 - Mar 2025 Hedge Period)	25,000	3.90%	3.73%	(43)
June 2025 3-Month SOFR futures (Mar 2025 - Jun 2025 Hedge Period)	25,000	3.58%	3.42%	(41)
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	25,000	3.37%	3.21%	(39)
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	25,000	3.25%	3.10%	(37)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	25,000	3.21%	3.07%	(35)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

10-Year T-Note futures contracts were valued at a price of $114.28 at  September 30, 2024 and $112.89 at  December 31, 2023. The contract values of the short positions were $14.3 million and $361.2 million at  September 30, 2024 and  December 31, 2023, respectively. 5-Year T-Note futures contracts were valued at a price of $108.77 at December 31, 2023. The contract value of the short position was $458.5 million at  December 31, 2023.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at September 30, 2024 and December 31, 2023.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
September 30, 2024
Expiration > 1 to ≤ 5 years	$1,450,000	1.69%	5.41%	3.6
Expiration > 5 years	2,036,800	3.55%	5.35%	7.2
	$3,486,800	2.78%	5.37%	5.7
December 31, 2023
Expiration > 1 to ≤ 5 years	$500,000	0.84%	5.64%	2.7
Expiration > 5 years	1,826,500	2.62%	5.40%	6.8
	$2,326,500	2.24%	5.45%	5.9

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

The table below presents information related to the Company’s payer swaption position at  December 31, 2023.

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

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of September 30, 2024 and December 31, 2023.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
September 30, 2024
30-Year TBA securities:
3.0%	$(300,000)	$(271,195)	$(269,027)	$2,168
Total	$(300,000)	$(271,195)	$(269,027)	$2,168
December 31, 2023
30-Year TBA securities:
3.0%	$(70,700)	$(59,278)	$(62,647)	$(3,369)
5.0%	(250,000)	(242,725)	(247,657)	(4,932)
5.5%	(325,000)	(322,410)	(326,803)	(4,393)
Total	$(645,700)	$(624,413)	$(637,107)	$(12,694)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income (loss) for the nine and three months ended September 30, 2024 and 2023.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Interest rate futures contracts (short position)	$16,100	$66,642	$(14,668)	$42,640
Interest rate swaps	(39,469)	101,257	(110,085)	78,317
Payer swaptions (short positions)	-	4,113	-	(718)
Payer swaptions (long positions)	(72)	(7,389)	-	1,613
Interest rate caps	-	(415)	-	493
Dual digital option	(500)	-	(105)	-
Interest rate floors (short positions)	-	(1,143)	-	73
Interest rate floors (long positions)	-	2,666	-	137
TBA securities (short positions)	(3,370)	31,120	(16,315)	21,511
TBA securities (long positions)	453	(2,598)	348	(2,024)
Total	$(26,858)	$194,253	$(140,825)	$142,042

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2024 and December 31, 2023.

(in thousands)
	September 30, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$5,422,450	$-	$5,422,450	$3,868,624	$-	$3,868,624
Structured RMBS - fair value	15,735	-	15,735	16,930	-	16,930
U.S. Treasury securities	-	99,467	99,467	-	79,680	79,680
Accrued interest on pledged securities	22,853	-	22,853	14,922	-	14,922
Restricted cash	9,172	2,440	11,612	-	28,396	28,396
Total	$5,470,210	$101,907	$5,572,117	$3,900,476	$108,076	$4,008,552

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of September 30, 2024 and December 31, 2023.

(in thousands)
	September 30, 2024			December 31, 2023

	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$4,954	$1,593	$6,547	$42,179	$-	$42,179
U.S. Treasury securities - fair value	1,923	-	1,923	10,429	-	10,429
Total	$6,877	$1,593	$8,470	$52,608	$-	$52,608

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2024 and December 31, 2023.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
September 30, 2024
Interest rate swaps	$14,678	$-	$14,678	$-	$-	$14,678
TBA securities	2,168	-	2,168	-	(1,593)	575
	$16,846	$-	$16,846	$-	$(1,593)	$15,253
December 31, 2023
Interest rate swaps	$6,348	$-	$6,348	$-	$-	$6,348
Interest rate swaptions	72	-	72	-	-	72
	$6,420	$-	$6,420	$-	$-	$6,420

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
September 30, 2024
Repurchase Agreements	$5,230,871	$-	$5,230,871	$(5,221,699)	$(9,172)	$-
	$5,230,871	$-	$5,230,871	$(5,221,699)	$(9,172)	$-
December 31, 2023
Repurchase Agreements	$3,705,649	$-	$3,705,649	$(3,705,649)	$-	$-
TBA securities	12,694	-	12,694	-	(12,694)	-
	$3,718,343	$-	$3,718,343	$(3,705,649)	$(12,694)	$-

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the nine months ended September 30, 2024 and the year ended  December 31, 2023, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2024
At the Market Offering Program(3)	First Quarter	$8.80	1,490,075	$13,109
At the Market Offering Program(3)	Second Quarter	8.40	11,990,383	100,698
At the Market Offering Program(3)	Third Quarter	8.25	13,314,022	109,891
			26,794,480	$223,698
2023
At the Market Offering Program(3)	First Quarter	$11.77	2,690,000	$31,657
At the Market Offering Program(3)	Second Quarter	9.95	4,757,953	47,355
At the Market Offering Program(3)	Third Quarter	9.54	8,432,086	80,426
At the Market Offering Program(3)	Fourth Quarter	-	-	-
			15,880,039	$159,438

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into eleven equity distribution agreements, ten of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through September 30, 2024, the Company repurchased a total of 5,144,602 shares at an aggregate cost of approximately $77.5 million, including commissions and fees, for a weighted average price of $15.07 per share. During the nine months ended September 30, 2024, the Company repurchased a total of 396,241 shares at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share.  During the year ended  December 31, 2023, the Company repurchased a total of 1,072,789 shares at an aggregate cost of approximately $9.4 million, including commissions and fees, for a weighted average price of $8.79 per share. The remaining authorization under the stock repurchase program as of  October 24, 2024 was 3,832,361 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024 - YTD(1)	1.200	76,738
Totals	$67.650	$685,335

(1)

On October 16, 2024, the Company declared a dividend of $0.12 per share to be paid on November 27, 2024. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of September 30, 2024.

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

The following table presents information related to PUs outstanding during the nine months ended September 30, 2024 and 2023.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period (1)	81,403	$12.48	36,921	$20.57
Granted	36,773	8.62	76,696	10.82
Vested and issued	(29,299)	14.16	(13,386)	22.09
Unvested, end of period	88,877	$10.33	100,231	$12.91

Compensation expense during period		$303		$430
Unrecognized compensation expense, end of period		$432		$757
Intrinsic value, end of period		$731		$853
Weighted-average remaining vesting term (in years)		1.2		1.4

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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2024 and 2023. All of the fully vested shares of common stock issued during the nine months ended September 30, 2024 and 2023, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2023 and 2022, respectively.

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

The following table presents information related to the DSUs outstanding during the nine months ended September 30, 2024 and 2023.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	96,704	$15.69	54,197	$20.29
Granted and vested	41,007	8.54	29,091	10.50
Outstanding, end of period	137,711	$13.56	83,288	$16.87

Compensation expense during period		$315		$279
Intrinsic value, end of period		$1,132		$709

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at September 30, 2024.

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

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the nine and three months ended September 30, 2024 and 2023. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2024 and 2023.

(in thousands, except per share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$32,117	$(66,353)	$17,320	$(80,132)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	78,083	52,332	78,083	52,332
Unvested dividend eligible share based compensation outstanding at the balance sheet date	227	-	227	-
Effect of weighting	(17,609)	(10,228)	(5,933)	(4,559)
Weighted average shares-basic and diluted	60,701	42,104	72,377	47,773
Net income (loss) per common share:
Basic and diluted	$0.53	$(1.58)	$0.24	$(1.68)
Anti-dilutive incentive shares not included in calculation	-	184	-	184

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

RMBS (based on the fair value option), U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2024 and 2023. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  September 30, 2024 and December 31, 2023. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Mortgage-backed securities	$-	$5,442,804	$-
U.S. Treasury securities	99,467	-	-
Interest rate swaps	-	14,678	-
TBA securities	-	2,168	-
December 31, 2023
Mortgage-backed securities	$-	$3,894,012	$-
U.S. Treasury securities	148,820	-	-
Interest rate swaps	-	6,348	-
Interest rate swaptions	-	72	-
TBA securities	-	(12,694)	-

During the nine and three months ended September 30, 2024 and 2023, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $9.4 million and $3.3 million for the nine and three months ended September 30, 2024, respectively, and $10.5 million and $3.6 million for the nine and three months ended September 30, 2023, respectively. At September 30, 2024 and December 31, 2023, the net amount due to affiliates was approximately $1.2 million and $1.0 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of September 30, 2024, Bimini owned 569,071 shares, or 0.7%, of the Company’s common stock.

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

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through September 30, 2024, we issued a total of 15,309,022 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $128.6 million, and net proceeds of approximately $126.5 million, after commissions and fees. Subsequent to September 30, 2024, we issued a total of 332,000 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $2.7 million, and net proceeds of approximately $2.7 million, after commissions and fees.

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

From the inception of the stock repurchase program through September 30, 2024, the Company repurchased a total of 5,144,602 shares at an aggregate cost of approximately $77.5 million, including commissions and fees, for a weighted average price of $15.07 per share. During the nine months ended September 30, 2024, the Company repurchased a total of 396,241 shares of its common stock at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of funds, including increases in the Fed Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2023, the decrease in the Fed Funds rate in 2024, or potential additional decreases in the Fed Funds rate;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2024, as compared to the Company’s results of operations for the nine and three months ended September 30, 2023.

Net Income (Loss) Summary

Net income for the nine months ended September 30, 2024 was $32.1 million, or $0.53 per share. Net loss for the nine months ended September 30, 2023 was $66.4 million, or $1.58 per share. Net income for the three months ended September 30, 2024 was $17.3 million, or $0.24 per share. Net loss for the three months ended September 30, 2023 was $80.1 million, or $1.68 per share. The components of net income (loss) for the nine and three months ended September 30, 2024 and 2023, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Interest income	$169,581	$128,030	$41,551	$67,646	$50,107	$17,539
Interest expense	(172,428)	(149,593)	(22,835)	(67,306)	(58,705)	(8,601)
Net interest (expense) income	(2,847)	(21,563)	18,716	340	(8,598)	8,938
Gains (losses) on RMBS and derivative contracts	47,351	(30,323)	77,674	21,249	(66,890)	88,139
Net portfolio income (loss)	44,504	(51,886)	96,390	21,589	(75,488)	97,077
Expenses	(12,387)	(14,467)	2,080	(4,269)	(4,644)	375
Net income (loss)	$32,117	$(66,353)	$98,470	$17,320	$(80,132)	$97,452

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

Described below are the Company’s results of operations for the nine months ended September 30, 2024 and 2023, and for each quarter in 2024 to date and 2023.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
			Net	Per Share
			Loss			Net Loss
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
September 30, 2024	$17,320	21,249	$(3,929)	$0.24	$0.29	$(0.05)
June 30, 2024	(4,979)	98	(5,077)	(0.09)	0.00	(0.09)
March 31, 2024	19,776	26,004	(6,228)	0.38	0.50	(0.12)
December 31, 2023	27,127	33,977	(6,850)	0.52	0.65	(0.13)
September 30, 2023	(80,132)	(66,890)	(13,242)	(1.68)	(1.40)	(0.28)
June 30, 2023	10,249	23,828	(13,579)	0.25	0.59	(0.34)
March 31, 2023	3,530	12,739	(9,209)	0.09	0.33	(0.24)
Nine Months Ended
September 30, 2024	$32,117	$47,351	$(15,234)	$0.53	$0.78	$(0.25)
September 30, 2023	(66,353)	(30,323)	(36,030)	(1.58)	(0.72)	(0.86)

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2024 and 2023, and for each quarter of 2024 to date and 2023.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	(Short	(Long	Period	Periods
	(GAAP)	Positions)	Positions)	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2024	$(140,825)	$(16,315)	$348	31,924	(156,782)
June 30, 2024	26,068	3,042	0	29,459	(6,433)
March 31, 2024	87,899	9,903	105	27,587	50,304
December 31, 2023	(149,016)	(29,750)	(2,262)	25,161	(142,165)
September 30, 2023	142,042	21,511	(2,024)	24,440	98,115
June 30, 2023	93,367	15,599	(574)	23,482	54,860
March 31, 2023	(41,156)	(5,990)	-	19,211	(54,377)
Nine Months Ended
September 30, 2024	$(26,858)	$(3,370)	$453	$88,970	$(112,911)
September 30, 2023	194,253	31,120	(2,598)	67,133	98,598

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative		Net Interest Income
			Instruments		GAAP
	GAAP	GAAP	Attributed	Economic	Net Interest	Economic
	Interest	Interest	to Current	Interest	Income	Net Interest
	Income	Expense	Period(1)	Expense(2)	(Expense)	Income(3)
Three Months Ended
September 30, 2024	$67,646	$67,306	$31,924	$35,382	$340	$32,264
June 30, 2024	53,064	53,761	29,459	24,302	(697)	28,762
March 31, 2024	48,871	51,361	27,587	23,774	(2,490)	25,097
December 31, 2023	49,539	52,325	25,161	27,164	(2,786)	22,375
September 30, 2023	50,107	58,705	24,440	34,265	(8,598)	15,842
June 30, 2023	39,911	48,671	23,482	25,189	(8,760)	14,722
March 31, 2023	38,012	42,217	19,211	23,006	(4,205)	15,006
Nine Months Ended
September 30, 2024	$169,581	$172,428	$88,970	$83,458	$(2,847)	$86,123
September 30, 2023	128,030	149,593	67,133	82,460	(21,563)	45,570

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the nine months ended September 30, 2024, we incurred net interest expense of $2.8 million consisting of $169.6 million of interest income from RMBS assets offset by $172.4 million of interest expense on borrowings. For the comparable period ended September 30, 2023, we incurred $21.6 million of net interest expense, consisting of $128.0 million of interest income from RMBS assets offset by $149.6 million of interest expense on borrowings. The $41.6 million increase in interest income was due to a 106 basis point ("bps") increase in the yield on average RMBS, combined with a $223.7 million increase in average RMBS. The $22.8 million increase in interest expense was due to a 47 bps increase in the average cost of funds, combined with an $217.2 million increase in average outstanding borrowings.

During the three months ended September 30, 2024, we earned net interest income of $0.3 million consisting of $67.6 million of interest income from RMBS assets offset by $67.3 million of interest expense on borrowings. For the comparable period ended September 30, 2023, we incurred $8.6 million of net interest expense, consisting of $50.1 million of interest income from RMBS assets offset by $58.7 million of interest expense on borrowings. The $17.5 million increase in interest income was due to a 92 bps increase in the yield on average RMBS, combined with a $537.2 million increase in average RMBS. The $8.6 million increase in interest expense was due to an 18 bps increase in the average cost of funds, combined with a $474.0 million increase in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the nine months ended September 30, 2024 and 2023 was $83.5 million and $82.5 million, respectively, resulting in $86.1 million and $45.6 million of economic net interest income, respectively.

On an economic basis, our interest expense on borrowings for the three months ended September 30, 2024 and 2023 was $35.4 million and $34.3 million, respectively, resulting in $32.3 million and $15.8 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2024 and 2023, and each quarter of 2024 to date and 2023 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2024	$4,984,279	$67,646	5.43%	$4,788,287	$67,306	$35,382	5.62%	2.96%
June 30, 2024	4,203,416	53,064	5.05%	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,887,545	48,871	5.03%	3,708,573	51,361	23,774	5.54%	2.56%
December 31, 2023	4,207,118	49,539	4.71%	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,447,098	50,107	4.51%	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	4,186,939	39,911	3.81%	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,769,954	38,012	4.03%	3,573,941	42,217	23,006	4.72%	2.57%
Nine Months Ended
September 30, 2024	$4,358,413	$169,581	5.19%	$4,175,154	$172,428	$83,458	5.51%	2.67%
September 30, 2023	4,134,664	151,474	4.13%	3,957,950	149,593	82,460	5.04%	2.78%

($ in thousands)
	Net Interest Expense		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2024	$340	$32,264	(0.19)%	2.47%
June 30, 2024	(697)	28,762	(0.29)%	2.64%
March 31, 2024	(2,490)	25,097	(0.51)%	2.47%
December 31, 2023	(2,786)	22,375	(0.44)%	2.04%
September 30, 2023	(8,598)	15,842	(0.93)%	1.33%
June 30, 2023	(8,760)	14,722	(1.07)%	1.28%
March 31, 2023	(4,205)	15,006	(0.69)%	1.46%
Nine Months Ended
September 30, 2024	$(2,847)	$86,123	(0.32)%	2.52%
September 30, 2023	(21,563)	45,570	(0.91)%	1.35%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 30 and 31 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)

Economic interest expense and economic net interest expense presented in the table above and the tables on page 31 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the nine months ended September 30, 2024 and 2023, and for each quarter of 2024 to date and 2023.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2024	$4,968,076	$16,203	$4,984,279	$67,328	$318	$67,646	5.42%	7.87%	5.43%
June 30, 2024	4,186,794	16,622	4,203,416	52,705	359	53,064	5.04%	8.64%	5.05%
March 31, 2024	3,870,794	16,751	3,887,545	48,483	388	48,871	5.01%	9.27%	5.03%
December 31, 2023	4,189,599	17,519	4,207,118	49,135	404	49,539	4.69%	9.21%	4.71%
September 30, 2023	4,429,159	17,939	4,447,098	49,661	446	50,107	4.48%	9.96%	4.51%
June 30, 2023	4,168,333	18,606	4,186,939	39,495	416	39,911	3.79%	8.95%	3.81%
March 31, 2023	3,750,184	19,770	3,769,954	37,594	418	38,012	4.01%	8.44%	4.03%
Nine Months Ended
September 30, 2024	$4,341,888	$16,525	$4,358,413	$168,516	$1,065	$169,581	5.17%	8.60%	5.19%
September 30, 2023	4,115,892	18,772	4,134,664	126,750	1,280	128,030	4.11%	9.09%	4.13%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $4.2 billion and $4.0 billion and total interest expense of $172.4 million and $149.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our average cost of funds was 5.51% for the nine months ended September 30, 2024, compared to 5.04% for the comparable period in 2023. The $22.8 million increase in interest expense was due to the 47 bps increase in the average cost of funds, combined with a $217.2 million increase in average outstanding borrowings during the nine months ended September 30, 2024, as compared to the comparable period in 2023.

We had average outstanding borrowings of $4.8 billion and $4.3 billion and total interest expense of $67.3 million and $58.7 million for the three months ended September 30, 2024 and 2023, respectively. Our average cost of funds was 5.62% for the three months ended September 30, 2024, compared to 5.44% for the comparable period in 2023. The $8.6 million increase in interest expense was due to the 18 bps increase in the average cost of funds, combined with a $474.0 million increase in average outstanding borrowings during the three months ended September 30, 2024, as compared to the comparable period in 2023.

Our economic interest expense was $83.5 million and $82.5 million for the nine months ended September 30, 2024 and 2023, respectively. There was an 11 bps decrease in the average economic cost of funds to 2.67% for the nine months ended September 30, 2024, from 2.78% for the nine months ended September 30, 2023.

Our economic interest expense was $35.4 million and $34.3 million for the three months ended September 30, 2024 and 2023, respectively. There was a 22 bps decrease in the average economic cost of funds to 2.96% for the three months ended September 30, 2024, from 3.18% for the three months ended September 30, 2023.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 46 bps above the one-month average SOFR and 25 bps above the six-month average SOFR for the quarter ended September 30, 2024. Our average economic cost of funds was 220 bps below the average one-month SOFR and 241 bps below the average six-month SOFR for the quarter ended September 30, 2024. The average term to maturity of the outstanding repurchase agreements was 25 days at September 30, 2024 and 26 days at December 31, 2023.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for the nine months ended September 30, 2024 and 2023, and for each quarter in 2024 to date and  2023, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2024	$4,788,287	$67,306	$35,382	5.62%	2.96%
June 30, 2024	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,708,573	51,361	23,774	5.54%	2.56%
December 31, 2023	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,573,941	42,217	23,006	4.72%	2.57%
Nine Months Ended
September 30, 2024	$4,175,154	$172,428	$83,458	5.51%	2.67%
September 30, 2023	3,957,950	149,593	82,460	5.04%	2.78%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
September 30, 2024	5.16%	5.37%	0.46%	0.25%	(2.20)%	(2.41)%
June 30, 2024	5.34%	5.39%	0.00%	(0.05)%	(2.93)%	(2.98)%
March 31, 2024	5.32%	5.39%	0.22%	0.15%	(2.76)%	(2.83)%
December 31, 2023	5.34%	5.35%	(0.19)%	(0.20)%	(2.67)%	(2.68)%
September 30, 2023	5.32%	5.17%	0.12%	0.27%	(2.14)%	(1.99)%
June 30, 2023	5.07%	4.78%	(0.19)%	0.10%	(2.54)%	(2.25)%
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%
Nine Months Ended
September 30, 2024	5.27%	5.38%	0.24%	0.13%	(2.60)%	(2.71)%
September 30, 2023	5.00%	4.68%	0.04%	0.36%	(2.22)%	(1.90)%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2024 and 2023.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Realized gains (losses) on sales of RMBS	$510	$-	$510	$510	$-	$510
Unrealized gains (losses) on RMBS and U.S. Treasury securities	73,699	(224,576)	298,275	161,564	(208,932)	370,496
Total gains (losses) on RMBS and U.S. Treasury securities	74,209	(224,576)	298,785	162,074	(208,932)	371,006
Gains on T-Note futures	16,100	66,642	(50,542)	(14,668)	42,640	(57,308)
(Losses) gains on interest rate swaps	(39,469)	101,257	(140,726)	(110,085)	78,317	(188,402)
Gains on payer swaptions (short positions)	-	4,113	(4,113)	-	(718)	718
Losses on payer swaptions (long positions)	(72)	(7,389)	7,317	-	1,613	(1,613)
Losses on interest rate caps	-	(415)	415	-	493	(493)
Losses on dual digital option	(500)	-	(500)	(105)	-	(105)
Losses on interest rate floors (short positions)	-	(1,143)	1,143	-	73	(73)
Gains on interest rate floors (long positions)	-	2,666	(2,666)	-	137	(137)
(Losses) gains on TBA securities (short positions)	(3,370)	31,120	(34,490)	(16,315)	21,511	(37,826)
Gains (losses) on TBA securities (long positions)	453	(2,598)	3,051	348	(2,024)	2,372
Total (losses) gains from derivative instruments	$(26,858)	$194,253	$(221,111)	$(140,825)	$142,042	$(282,867)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2024, we received proceeds of $288.2 million. Approximately $221.7 million of these proceeds consisted of pools that were consolidated into a larger pool and simultaneously acquired by us. No gain or loss was recorded on this resecuritization.  During the three months ended September 30, 2024, we received proceeds of approximately $66.5 million from the sales of RMBS, resulting in gains of approximately $0.5 million. We did not sell any RMBS during the three and nine months ended September 30, 2023.

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

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.35%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					(Premium	Only	Discount Accretion
	Average		Yield on		Amortization)/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
September 30, 2024	$4,984,279	$67,646	5.43%	$161,919	$5,048	$156,871	$72,694	5.83%
June 30, 2024	4,203,416	53,064	5.05%	(26,642)	4,402	(31,044)	57,466	5.47%
March 31, 2024	3,887,545	48,871	5.03%	(62,111)	3,037	(65,148)	51,908	5.34%
December 31, 2023	4,207,118	49,539	4.71%	206,222	8,067	198,155	57,606	5.48%
September 30, 2023	4,447,098	50,107	4.51%	(210,159)	7,252	(217,411)	57,359	5.16%
June 30, 2023	4,186,939	39,911	3.81%	(68,898)	4,886	(73,784)	44,797	4.28%
March 31, 2023	3,769,954	38,012	4.03%	53,444	4,774	48,670	42,786	4.54%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
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

Expenses

For the nine and three months ended September 30, 2024, the Company’s total operating expenses were approximately $12.4 million and $4.3 million, compared to approximately $14.5 million and $4.6 million for the nine and three months ended September 30, 2023. The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2024 and 2023.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Management fees	$6,867	$8,216	$(1,349)	$2,449	$2,870	$(421)
Overhead allocation	1,967	1,772	195	637	557	80
Accrued incentive compensation	470	1,110	(640)	269	322	(53)
Directors fees and liability insurance	1,015	986	29	343	345	(2)
Audit, legal and other professional fees	1,065	1,200	(135)	269	301	(32)
Direct REIT operating expenses	564	531	33	216	193	23
Other administrative	439	652	(213)	86	56	30
Total expenses	$12,387	$14,467	$(2,080)	$4,269	$4,644	$(375)

As of December 31, 2023, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the first nine months of 2024, the Company awarded shares of Company common stock with a fair value of $0.3 million. Accrued incentive compensation for the nine months ended September 30, 2024 includes a reversal of the over accrual of this liability.

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

The following table summarizes the management fee and overhead allocation expenses for the nine months ended September 30, 2024 and 2023, and for each quarter in 2024 to date and 2023.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2024	$4,984,279	$780,010	$2,449	$637	$3,086
June 30, 2024	4,203,416	699,766	2,257	732	2,989
March 31, 2024	3,887,545	672,057	2,161	598	2,759
December 31, 2023	4,207,118	851,532	2,275	617	2,892
September 30, 2023	4,447,098	964,230	2,870	557	3,427
June 30, 2023	4,186,939	899,109	2,704	639	3,343
March 31, 2023	3,769,954	865,722	2,642	576	3,218
Nine Months Ended
September 30, 2024	$4,358,413	$717,278	$6,867	$1,967	$8,834
September 30, 2023	4,134,664	909,687	8,216	1,772	9,988

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2024, our RMBS portfolio consisted of $5,442.8 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.90%. During the nine months ended September 30, 2024, we received principal repayments of $310.3 million, compared to $237.9 million for the nine months ended September 30, 2023. The average three month prepayment speeds for the quarters ended September 30, 2024 and 2023 were 8.8% and 6.0%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2024	8.8	6.4	8.8
June 30, 2024	7.6	7.1	7.6
March 31, 2024	6.0	5.9	6.0
December 31, 2023	5.4	7.9	5.5
September 30, 2023	6.1	5.7	6.0
June 30, 2023	5.6	7.0	5.6
March 31, 2023	3.9	5.7	4.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of September 30, 2024 and December 31, 2023:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2024
Fixed Rate RMBS	$5,427,069	99.7%	4.94%	327	1-Oct-54
Interest-Only Securities	15,382	0.3%	4.01%	214	25-Jul-48
Inverse Interest-Only Securities	353	0.0%	0.00%	264	15-Jun-42
Total Mortgage Assets	$5,442,804	100.0%	4.90%	325	1-Oct-54
December 31, 2023
Fixed Rate RMBS	$3,877,082	99.6%	4.33%	334	1-Nov-53
Interest-Only Securities	16,572	0.4%	4.01%	223	25-Jul-48
Inverse Interest-Only Securities	358	0.0%	0.00%	274	15-Jun-42
Total Mortgage Assets	$3,894,012	100.0%	4.30%	331	1-Nov-53

($ in thousands)
	September 30, 2024		December 31, 2023
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$3,692,047	67.8%	$2,714,192	69.7%
Freddie Mac	1,750,757	32.2%	1,179,820	30.3%
Total Portfolio	$5,442,804	100.0%	$3,894,012	100.0%

	September 30, 2024	December 31, 2023
Weighted Average Pass-through Purchase Price	$102.72	$104.10
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$98.89	$95.70
Weighted Average Structured Current Price	$14.02	$13.51
Effective Duration (1)	3.490	4.400

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 3.490 indicates that an interest rate increase of 1.0% would be expected to cause a 3.490% decrease in the value of the RMBS in the Company’s investment portfolio at September 30, 2024. An effective duration of 4.400 indicates that an interest rate increase of 1.0% would be expected to cause a 4.400% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2023. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2024 and 2023, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2024			2023
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,073,150	$102.34	5.72%	$1,443,827	$100.16	5.34%
Structured RMBS	-	-	-	-	-	-

Borrowings

As of September 30, 2024, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 25 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of September 30, 2024, we had obligations outstanding under the repurchase agreements of approximately $5,230.9 million with a net weighted average borrowing cost of 5.24%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 9 to 51 days, with a weighted average remaining maturity of 25 days. Securing the repurchase agreement obligations as of September 30, 2024 are RMBS with an estimated fair value, including accrued interest, of approximately $5,461.0 million, and cash pledged to counterparties of approximately $9.2 million. Through October 25, 2024, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2024, with maturities through November 20, 2024.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2024 to date and 2023.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
September 30, 2024	$5,230,871	$5,252,365	$4,788,287	$442,584	9.24%
June 30, 2024	4,345,704	4,354,704	4,028,601	317,103	7.87%
March 31, 2024	3,711,498	3,774,739	3,708,573	2,925	0.08%
December 31, 2023	3,705,649	4,426,947	4,066,298	(360,649)	(8.87)%
September 30, 2023	4,426,947	4,494,858	4,314,332	112,615	2.61%
June 30, 2023	4,201,717	4,201,717	3,985,577	216,140	5.42%
March 31, 2023	3,769,437	3,849,137	3,573,941	195,496	5.47%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage at September 30, 2024 was 7.6 to 1, compared to 6.7 to 1 as of December 31, 2023.  Our adjusted leverage at September 30, 2024 was 8.0 to 1, compared to 7.9 to 1 as of December 31, 2023.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
September 30, 2024	$5,230,871	$5,260,469	$(300,000)	$656,024	8.0:1	7.6:1
June 30, 2024	4,345,704	4,373,973	(400,000)	555,932	7.8:1	7.1:1
March 31, 2024	3,711,498	3,733,031	(370,700)	481,632	7.7:1	7.0:1
December 31, 2023	3,705,649	3,795,002	(645,700)	469,945	7.9:1	6.7:1
September 30, 2023	4,426,947	4,470,052	(502,500)	466,841	9.5:1	8.5:1
June 30, 2023	4,201,717	4,240,845	(250,000)	490,086	8.6:1	8.1:1
March 31, 2023	3,769,437	3,814,651	(875,000)	451,361	8.4:1	6.5:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the nine months ended September 30, 2024, haircuts on our pledged collateral remained stable and as of September 30, 2024, our weighted average haircut was approximately 4.3% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of September 30, 2024, we had cash and cash equivalents of $322.1 million. We generated cash flows of $459.4 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $4,175.2 million during the nine months ended September 30, 2024.

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

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through September 30, 2024, we  issued a total of 15,309,022 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $128.6 million, and net proceeds of approximately $126.5 million, after commissions and fees. Subsequent to September 30, 2024, we  issued a total of 332,000 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $2.7 million, and net proceeds of approximately $2.7 million, after commissions and fees.

Outlook

Economic Summary

The trajectory of the economy that existed as the second quarter of 2024 ended continued into the third quarter.  The trend was apparent in the incoming economic data, the level of interest rates and the outlook for monetary policy on the part of the Fed. With respect to the latter, the Fed finally lowered the Fed Funds rate in late September by 50 basis points, the first interest rate cut since the Fed stopped tightening monetary policy in March of 2023. The move was well telegraphed by various Fed officials during their public comments leading up to the event as the Fed was careful not to surprise the market with the cut. Throughout the third quarter, incoming labor market and inflation data was consistent with the Fed’s view that inflation was approaching its 2% target and would soon get there.  The Fed's focus has shifted to the labor market and ensuring the supply/demand balance that had led to a low unemployment rate and outsized wage gains did not slow too much and jeopardize its efforts to fulfill its second mandate of full employment. Further, elevated interest rate levels had materially impacted the housing market and other interest rate sensitive sectors of the economy, so the Fed feared that if the labor market cooled too much then economic growth could as well.  The manufacturing side of the economy was already weak, so all things considered the Fed's movement of monetary policy back towards the neutral rate was consistent with its mandates.

Unlike the inflation and labor market data, consumer spending levels and economic growth generally – as measured by GDP – were still quite robust during the third quarter and, in the case of the latter, trending at or above sustainable trend growth rates. However, as long as inflation data continued to move towards its target level – and such data was already there when three- or six-month measures were annualized – the Fed appeared comfortable lowering the Fed Funds rate to ensure the labor market did not cool too much.  As the fourth quarter of 2024 begins, the latest reading on the labor market appears to have reversed the slowing trend apparent over the last several months as the September reading was very strong, previous months data was revised higher and the unemployment rate declined. Also, in late September, the government revised previously released data on gross domestic income (“GDI”), another measure of economic growth.  GDI data over the past several quarters had been quite low and inconsistent with GDP data and consumer spending levels.  Most economists believed the GDI data painted the more accurate picture of the true level of economic growth in the economy.  However, the GDI data was revised higher and was now consistent with the GDP data. Together with the latest labor market data, the economy now appears quite healthy and the market expects that the Fed will be more conservative in the timing and extent of further reductions in the Fed Funds rate.

Interest Rates

Over the course of the third quarter of 2024, interest rates continued to decrease as they had through the last two months of the second quarter. After the yield on the 10-year T-Note peaked at 4.7% in late April 2024, the yield trended downward until hitting a year-to-date low near 3.6% on September 16, 2024. However, the GDI revisions in late September, coupled with the resurgence in the labor market data released in early October, drove 10-year U.S. Treasury rates back above 4% in early October.  Otherwise, the U.S Treasury and swap curves steepened throughout the third quarter of 2024. The spread between the 2-year and 10-year T-Notes turned positive in early September 2024 for the first time since mid-2022, ending the longest period of inversion ever recorded.

As noted above, the Fed reduced the overnight Fed Funds rate at its meeting in September by 50 basis points.  Given developments discussed above that occurred prior to the Fed’s meeting in September – cooling inflation data, a slowing labor market and comments by Fed officials regarding their desire to start to remove overly restrictive monetary policy – the market anticipated two such 50 basis point cuts and at least one additional 25 basis point cut by year-end based on price levels in the futures and related markets.  The developments late in the third quarter of 2024 and early in the fourth quarter of 2024 – the GDI revisions, September labor market report and even the September inflation report released in early October, which was slightly higher than expectations – have reduced market expectations of further Fed Funds rate cuts this year to less than two more 25 basis point cuts.  Some economists believe the economy may have achieved a “soft” landing after the 500+ basis point hikes initiated by the Fed.  A soft landing refers to the outcome where the economy does not suffer a contraction or even slowdown growth following a tightening cycle by the Fed.  Such instances are very rare, and it remains to be seen if this will prove to be the case.

Interest rate volatility embedded in interest rate derivatives, as measured by the MOVE index, was elevated throughout the third quarter of 2024 and even increased further still late in the quarter after the Fed Funds rate cut, likely in response to the developments discussed above, geopolitical events in the Middle East and uncertainty surrounding the U.S. presidential election in November. The value of the index approached a year-to-date high reading in early October. Given that uncertainty surrounding these same events remains, it is likely interest rate volatility will remain elevated through the fourth quarter of 2024.

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

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasuries and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024, although an increase in mortgage refinance applications following the announcement of the Fed Funds rate cut in September 2024 may accelerate the process.  As of August 2024, the Fed had reduced its balance sheet for Agency RMBS by approximately $440 billion from the peak to $2.3 trillion, shedding approximately 32% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since June 2021.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties. Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which will, among other things, reduce the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replace the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; update the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduce a risk weight of 20% for guarantee assets.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.  In testimony before the United States Senate Committee on Banking, Housing and Urban Affairs in July 2024, Fed chairman Jerome Powell stated that the OCC, the FDIC and the Fed were in discussions to materially revise the proposed rule, and that there was consensus at the Fed to undergo another comment period. In remarks given on September 10, 2024, Michael Barr, the Fed's Vice Chair for Supervision, confirmed that the Basel III Endgame was being rewritten to, among other things, reduce the risk weights for residential real estate and retail exposures, extend the scope of the reduced risk weight for certain low-risk corporate debt, and eliminate the minimum haircut for securities financing transactions.

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

Summary

The long-awaited impacts of tight monetary policy orchestrated by the Fed appear to have finally slowed inflation sufficiently such that the Fed could re-focus on its second mandate – full employment in the economy.  The labor market data over the course of the second and third quarters of 2024 reflected greater balance between the supply and demand for labor, such that hiring and wage growth were slowing and the unemployment rate was rising gradually.  In late September 2024, the Fed reduced the Fed funds rate by 50 basis points, and the market anticipated it was the first of many such cuts.  In contrast, growth in the economy, as measured by both GDP and GDI as well as consumer spending, has remained robust throughout.  However, the non-farm payroll report for September 2024, released in early October, as well as the latest readings on inflation suggest that the Fed may be more conservative in the timing and extent of further reductions in the Fed Funds rate than the market had expected at the beginning of the third quarter.

Interest rates decreased over the course of the third quarter of 2024, continuing the trend started in late April 2024. The U.S. Treasury curve also steepened as the market anticipated additional easing of monetary policy by the Fed and the spread between the 2-year and 10-year T-Notes finally turned positive in early September 2024 after being inverted since mid-2022, the longest inversion ever.  Cheaper funding levels coupled with a still healthy economy were supportive of risk assets, and domestic fixed income securities all generated positive returns for the quarter.  Agency RMBS also generated positive excess returns versus comparable duration swaps.  Based on recent positive economic data, it is unclear how much further the Fed will go in relaxing monetary policy.  Further, geo-political events around the world, especially in the Middle East, as well as the U.S. presidential election in November, are cause for uncertainty in the outlook for markets and the economy.  The market in which the Company invests the preponderance of its capital, the Agency RMBS market, has performed well so far in 2024, and potential returns available in the market remain attractive.  While additional Fed Funds rate cuts by the Fed may be supportive of the Company’s earnings going forward, the Company also expects that its hedge positions in place will allow it to continue to generate attractive dividends if current market rates persist.

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

Capital Expenditures

At September 30, 2024, we had no material commitments for capital expenditures.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024 - YTD(1)	1.200	76,738
Totals	$67.650	$685,335

(1)

On October 16, 2024, the Company declared a dividend of $0.12 per share to be paid on November 27, 2024. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of September 30, 2024.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2024 and December 31, 2023, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2024 and December 31, 2023.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2024
-200 Basis Points	(2.68)%	(22.20)%
-100 Basis Points	(0.87)%	(7.20)%
-50 Basis Points	(0.31)%	(2.55)%
+50 Basis Points	0.04%	0.34%
+100 Basis Points	(0.18)%	(1.53)%
+200 Basis Points	(1.32)%	(10.93)%
As of December 31, 2023
-200 Basis Points	(2.03)%	(16.78)%
-100 Basis Points	(0.54)%	(4.48)%
-50 Basis Points	(0.17)%	(1.40)%
+50 Basis Points	0.00%	0.02%
+100 Basis Points	(0.15)%	(1.23)%
+200 Basis Points	(0.81)%	(6.70)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2024, we had unrestricted cash and cash equivalents of $322.1 million and unpledged securities of approximately $4.6 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2024.

The table below presents the Company’s share repurchase activity for the three months ended September 30, 2024.

	Total Number		Shares Purchased	Maximum Number
	of Shares of	Weighted-Average	as Part of Publicly	of Shares That May Yet
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
July 1, 2024 - July 31, 2024	-	$-	-	3,895,829
August 1, 2024 - August 31, 2024	-	-	-	3,895,829
September 1, 2024 - September 30, 2024	64,423	$8.06	63,468	3,832,361
Totals / Weighted Average	64,423	$8.06	63,468	3,832,361

(1)

Includes 955 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

Orchid Island Capital, Inc.
Registrant

Date: October 25, 2024	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: October 25, 2024	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)