Form 10-K
period 2024-12-31
Orchid Island Capital, Inc.
filed 2025-02-21
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2024 the aggregate market value of the common stock held by nonaffiliates was $533,569,423

Number of shares outstanding at February 20, 2025: 93,293,628

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the 2025 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Report”).

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

●	our ability to make distributions to our stockholders in the future;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
●	our ability to maintain the listing of our common stock on the New York Stock Exchange ("NYSE");
●	geo-political events, government responses to such events and the related impact on the economy both nationally and internationally;
●	the effect of the potential future outbreak of highly infectious or contagious diseases on the Agency RMBS market and on our results of future operations, financial position, and liquidity;
●	expected capital expenditures; and
●	the impact of technology on our operations and business.

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

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency RMBS. If long-term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, the U.S. and many countries in Europe have recently experienced inverted yield curves. Given the volatile nature of the U.S. economy and potential future increases in short-term interest rates, there can be no guarantee that the yield curve will not become inverted. If this occurs, it could result in a decline in the value of our Agency RMBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency RMBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Rising interest rates or high interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency RMBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency RMBS that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency RMBS or Agency RMBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income and pay dividends, our business, financial condition and results of operations, and our ability to pay distributions to our stockholders may be materially adversely affected.

Interest rate mismatches between our Agency RMBS and our borrowings may reduce our net interest margin during periods of changing interest rates, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our portfolio includes or may include Agency RMBS backed by fixed-rate mortgages, ARMs and hybrid ARMs and the mix of these securities in the portfolio may be increased or decreased over time. Additionally, the interest rates on ARMs and hybrid ARMs may vary over time based on changes in a short-term interest rate index, of which there are many.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have in recent years lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The Fed owns approximately $2.2 trillion of Agency RMBS as of December 31, 2024. After nearly doubling its Agency RMBS holdings from $1.4 trillion in March 2020 to a peak of over $2.7 trillion in April of 2022 as a result of its COVID-19 policy response, the Fed halted purchases of Agency RMBS in September 2022 and began allowing up to $35 billion per month of Agency RMBS to run off its balance sheet.  With prepayments slowing in response to rising and/or high mortgage rates, Agency RMBS runoffs may not reduce the Fed’s balance sheet quickly enough to meet its stated policy goals, raising the possibility of the Fed selling Agency RMBS outright.  These actions by the Fed to date, along with interest rate increases, have adversely impacted the prices and returns of Agency RMBS.  While it is very difficult to predict the impact of a continuing Fed portfolio runoff or potential sales of Agency RMBS on the supply, prices and liquidity of Agency RMBS, returns on Agency RMBS may be adversely affected.

Short-term interest rates have recently been higher than long-term interest rates.  This phenomenon, typically referred to as an inverted U.S. Treasury or yield curve, occurred during 2022 through the majority of 2024, and may occur again in the future.  Under such conditions our funding costs may equal or exceed yields available on our assets, adversely impacting our financial condition and results of operations and our ability to pay dividends to our stockholders.

As the Fed began to increase over-night funding rates during 2022, short-term interest rates began to rise faster than longer-term interest rates and eventually the U.S. Treasury yield curve became inverted, whereby yields on short-terms rates exceeded yields on long-term interest rates.  This condition continued into 2023 and through the majority of 2024, and may occur again in the future.  Consistent with this development, funding costs associated with our borrowings have increased relative to yields on our Agency RMBS securities.  As a result, our net interest income has declined.  We have employed various hedging strategies to off-set the phenomenon.  However, such hedges may not be adequate to protect our interest income if the yield curve inverts again in the future, adversely affecting our financial condition, results of operations and our ability to pay dividends to our stockholders.

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

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. To the extent that our pass-through Agency RMBS are carried at a premium to par, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

●	We could realize the loss of the premium paid on the Agency RMBS.
●	We may have to reinvest the capital from the prepayments at lower prevailing interest rates.
●

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

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over rising or high interest rates, inflation, economic recession, geopolitical issues including events such as global pandemics, the wars in Ukraine and Israel, policy priorities of a new U.S. presidential administration, tariffs or trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, for example, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have in the past experienced an increase in haircuts on financings we have rolled, and may again in the future. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As of December 31, 2024, we had met all margin call requirements, but a sufficiently deep and/or rapid increase in margin calls or haircuts could have an adverse impact on our liquidity.

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

As of February 21, 2025, Bimini owned approximately 0.7% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of these shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2021 Equity Incentive Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2021 Equity Incentive Plan of 800,000 shares of common stock plus 673,324 shares of our common stock that remained available for issuance under the 2012 Equity Incentive Plan as of the date of the Board’s adoption of the 2021 Equity Incentive Plan. As of February 21, 2025, Bimini owns 569,071 shares of our common stock. If Bimini sells a large number of our securities in the public market, the sale could reduce the market price of our common stock and could impede our ability to raise future capital.

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

To assist us in qualifying as a REIT, among other purposes, ownership of our stock by any person is generally limited to 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock. Additionally, our charter prohibits beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common stock or preferred stock in excess of our ownership limits without the consent of our Board of Directors will result in such shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their stock that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and that may be in the best interests of our security holders.

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

Our taxable income may be substantially different than our net income as determined based on generally accepted accounting principles in the United States (“GAAP”), because, for example, realized capital losses will be deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, unrealized portfolio gains and losses are included in GAAP net income, but are not included in REIT taxable income. Also, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we distribute less than 100% of our taxable income in a taxable year to our stockholders, whether due to non-cash taxable income or otherwise, we may incur U.S. federal corporate income tax and the 4% nondeductible excise tax on that income. If we have non-cash taxable income in a taxable year, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our stock or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year.

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

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our operations and business. Our headquarters and our Manager are located very close to the Florida coastline. Our headquarters and our Manager have experienced and may in the future experience severe weather, including hurricanes and coastal flooding due to increases in storm intensity and rising sea levels. Such weather events could disrupt our operations or damage our headquarters. There can be no assurance that climate change and severe weather will not have a material adverse effect on our operations or business.

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

Risk Management and Strategy

The Company, our Manager and our Board place a high priority on maintaining security over our financial information that can be accessed via the Internet and mitigating information security risks. The Company engages a third-party security firm to provide threat detection and reports, conduct annual testing of our Manager’s systems, train the Manager’s employees and generally advise on cybersecurity processes. At least annually, our Manager has its information technology team and its third-party security firm make a formal presentation to our Audit Committee and the Board to keep them apprised of the level of cybersecurity that exists to protect our financial information, training of the Company’s officers and the Manager’s employees, and the latest threats that have emerged.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NYSE under the symbol “ORC.” As of February 21, 2025, we had 93,293,628 shares of common stock issued and outstanding which were held by 12 stockholders of record and approximately 69,600 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

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

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock through December 31, 2024, with the cumulative total return of the S&P 500 Total Return Index and the FTSE NAREIT Mortgage REIT Index. The performance graph was prepared based on the following assumptions: (i) $100 was invested in the Company's common stock, the S&P 500 Total Return Index and the FTSE NAREIT Mortgage REIT Index on December 31, 2019, and (ii) dividends were reinvested on the relevant payment dates. The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed. The historical information set forth below is not necessarily indicative of future performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Orchid Island Capital, Inc.	100.00	105.25	105.40	58.89	57.09	62.76
NAREIT Mortgage REIT TRR Index	100.00	81.23	93.93	68.94	79.52	79.80
S&P 500 Total Return Index	100.00	118.40	152.39	124.79	157.59	197.02

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2025 annual meeting of stockholders.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2024.

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

The table below presents the Company's share repurchase activity for the three months ended December 31, 2024.

				Maximum
				Number of
			Shares	Shares That
	Total	Weighted-	Purchased as	May Yet Be
	Number	Average	Part of Publicly	Repurchased
	of Shares	Price Paid	Announced	Under the
	Repurchased(1)	Per Share	Programs	Authorization
October 1, 2024 - October 31, 2024	-	$-	-	3,832,361
November 1, 2024 - November 30, 2024	-	$-	-	3,832,361
December 1, 2024 - December 31, 2024	1,920	$7.87	-	3,832,361
Totals / Weighted Average	1,920	$7.87	-	3,832,361

(1)

Includes 1,920 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

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

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2024, we issued a total of 19,842,089 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $164.9 million, and net proceeds of approximately $162.1 million, after commissions and fees. Subsequent to December 31, 2024, we issued a total of 10,671,164 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $85.1 million, and net proceeds of approximately $83.8 million, after commissions and fees.

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

From the inception of the stock repurchase program through December 31, 2024, the Company repurchased a total of 5,144,602 shares at an aggregate cost of approximately $77.5 million, including commissions and fees, for a weighted average price of $15.07 per share. During the year ended December 31, 2024, the Company repurchased a total of 396,241 shares of its common stock at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●

changes in our cost of funds, including increases in the Fed Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2022 and 2023, the decreases in the Fed Funds rate in 2024, or potential additional decreases in the Fed Funds rate:

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

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2024, as compared to the Company’s results of operations for the years ended December 31, 2023 and 2022.

Net Income (Loss) Summary

Net income for the year ended December 31, 2024 was $37.7 million, or $0.57 per share. Net loss for the year ended December 31, 2023 was $39.2 million, or $0.89 per share. Net loss for the year ended December 31, 2022 was $258.5 million, or $6.90 per share. The components of net income (loss) for the years ended December 31, 2024, 2023 and 2022 are presented in the table below:

(in thousands)
	2024	2023	2022
Interest income	$241,577	$177,569	$144,633
Interest expense	(236,281)	(201,918)	(61,708)
Net interest income	5,296	(24,349)	82,925
Gains (losses) on RMBS and derivative contracts	49,110	3,654	(323,929)
Net portfolio income (loss)	54,406	(20,695)	(241,004)
Expenses	(16,744)	(18,531)	(17,449)
Net income (loss)	$37,662	$(39,226)	$(258,453)

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

Presenting net earnings excluding realized and unrealized gains and losses allows management to: (i) isolate the net interest income and other expenses of the Company over time, free of all fair value adjustments and (ii) assess the effectiveness of our funding and hedging strategies on our capital allocation decisions and our asset allocation performance. Our funding and hedging strategies, capital allocation and asset selection are integral to our risk management strategy, and therefore critical to the management of our portfolio. We believe that the presentation of our net earnings excluding realized and unrealized gains is useful to investors because it provides a means of comparing our results of operations to those of our peers who have not elected the same accounting treatment. Our presentation of net earnings excluding realized and unrealized gains and losses may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, net earnings excluding realized and unrealized gains and losses should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP. The table below presents a reconciliation of our net income (loss) determined in accordance with GAAP and net earnings excluding realized and unrealized gains and losses. Described below are the Company's results of operations for the years ended December 31, 2024, 2023 and 2022, and for each quarter during 2024, 2023 and 2022.

Net Earnings (Loss) Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Earnings			Earnings
			(Loss)			(Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses(1)	Losses
Three Months Ended
December 31, 2024	$5,545	$1,759	$3,786	$0.07	$0.02	$0.05
September 30, 2024	17,320	21,249	(3,929)	0.24	0.29	(0.05)
June 30, 2024	(4,979)	98	(5,077)	(0.09)	-	(0.09)
March 31, 2024	19,776	26,004	(6,228)	0.38	0.50	(0.12)
December 31, 2023	27,127	33,977	(6,850)	0.52	0.65	(0.13)
September 30, 2023	(80,132)	(66,890)	(13,242)	(1.68)	(1.40)	(0.28)
June 30, 2023	10,249	23,828	(13,579)	0.25	0.59	(0.34)
March 31, 2023	3,530	12,739	(9,209)	0.09	0.33	(0.24)
December 31, 2022	34,926	36,727	(1,801)	0.95	1.00	(0.05)
September 30, 2022	(84,513)	(94,433)	9,920	(2.40)	(2.68)	0.28
June 30, 2022	(60,139)	(82,673)	22,534	(1.70)	(2.33)	0.63
March 31, 2022	(148,727)	(183,550)	34,823	(4.20)	(5.19)	0.99
Years Ended
December 31, 2024	$37,662	$49,110	$(11,448)	$0.57	$0.75	$(0.18)
December 31, 2023	(39,226)	3,654	(42,880)	(0.89)	0.08	(0.97)
December 31, 2022	(258,453)	(323,929)	65,476	(6.90)	(8.65)	1.75

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

Economic Interest Expense and Economic Net Interest Income

We use derivative and other hedging instruments, specifically Fed Funds, SOFR and T-Note futures contracts, short positions in U.S. Treasury securities, interest rate floors and caps, dual digital options, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Fed Funds, SOFR and T-Note futures, dual digital options, interest rate floors and caps, and interest rate swaps and swaptions, that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2024, 2023 and 2022 and each quarter during 2024, 2023 and 2022.

Gains (Losses) on Derivative Instruments
(in thousands)
				Economic Hedges
	Recognized in			Attributed to	Attributed to
	Income	TBA Securities Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2024	$160,412	$9,937	$(683)	$27,782	$123,376
September 30, 2024	(140,825)	(16,315)	348	31,924	(156,782)
June 30, 2024	26,068	3,042	-	29,459	(6,433)
March 31, 2024	87,899	9,903	105	27,587	50,304
December 31, 2023	(149,016)	(29,750)	(2,262)	25,161	(142,165)
September 30, 2023	142,042	21,511	(2,024)	24,440	98,115
June 30, 2023	93,367	15,599	(574)	23,482	54,860
March 31, 2023	(41,156)	(5,990)	-	19,211	(54,377)
December 31, 2022	(12,319)	(9,700)	-	9,414	(12,033)
September 30, 2022	183,930	10,642	106	4,154	169,028
June 30, 2022	103,367	1,013	1,067	1,605	99,682
March 31, 2022	177,498	2,539	27	(1,605)	176,537
Years Ended
December 31, 2024	$133,554	$6,567	$(230)	$116,752	$10,465
December 31, 2023	45,237	1,370	(4,860)	92,294	(43,567)
December 31, 2022	452,476	4,494	1,200	13,568	433,214

The table below presents the effect of the reclassification of derivative expenses discussed above for each quarter in 2022.

Gains (Losses) on Derivative Instruments - Reclassification of Derivative Transaction Expenses
(in thousands)
	Recognized in Income Statement			Attributed to Current Period
	Prior	Reclassified	Current	Prior	Reclassified	Current
	Presentation	Expenses	Presentation	Presentation	Expenses	Presentation
Three Months Ended
December 31, 2022	$(10,657)	$1,662	$(12,319)	$11,076	$1,662	$9,414
September 30, 2022	184,819	889	183,930	5,043	889	4,154
June 30, 2022	103,758	391	103,367	1,996	391	1,605
March 31, 2022	177,816	318	177,498	(1,287)	318	(1,605)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2024	$71,996	$63,853	$27,782	$36,071	$8,143	$35,925
September 30, 2024	67,646	67,306	31,924	35,382	340	32,264
June 30, 2024	53,064	53,761	29,459	24,302	(697)	28,762
March 31, 2024	48,871	51,361	27,587	23,774	(2,490)	25,097
December 31, 2023	49,539	52,325	25,161	27,164	(2,786)	22,375
September 30, 2023	50,107	58,705	24,440	34,265	(8,598)	15,842
June 30, 2023	39,911	48,671	23,482	25,189	(8,760)	14,722
March 31, 2023	38,012	42,217	19,211	23,006	(4,205)	15,006
December 31, 2022	31,897	29,512	9,414	20,098	2,385	11,799
September 30, 2022	35,611	21,361	4,154	17,207	14,250	18,404
June 30, 2022	35,268	8,180	1,605	6,575	27,088	28,693
March 31, 2022	41,857	2,655	(1,605)	4,260	39,202	37,597
Years Ended
December 31, 2024	$241,577	$236,281	$116,752	$119,529	$5,296	$122,048
December 31, 2023	177,569	201,918	92,294	109,624	(24,349)	67,945
December 31, 2022	144,633	61,708	13,568	48,140	82,925	96,493

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2024, we generated $5.3 million of net interest income, consisting of $241.6 million of interest income from RMBS assets offset by $236.3 million of interest expense on borrowings. For the comparable period ended December 31, 2023, we incurred $24.4 million of net interest expense, consisting of $177.6 million of interest income from RMBS assets offset by $201.9 million of interest expense on borrowings. The $64.0 million increase in interest income was driven by a 97 basis points ("bps") increase in yield on average RMBS, combined with a $453.0 million increase in average RMBS. The $34.4 million increase in interest expense for the year ended December 31, 2024 was driven by a 28 bps increase in the average cost of funds, combined with a $428.4 million increase in average borrowings.

For the year ended December 31, 2022, we generated $82.9 million of net interest income, consisting of $144.6 million of interest income from RMBS assets offset by $61.7 million of interest expense on borrowings. The $32.9 million increase in interest income for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to a 83 bps increase in yield on average RMBS, that was partially offset by a $34.3 million decrease in average RMBS. The $140.2 million increase in interest expense for the year ended December 31, 2023 was due to a 354 bps increase in the average cost of funds, partially offset by a $57.0 million decrease in average borrowings.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2024, 2023 and 2022 was $119.5 million, $109.6 million and $48.1 million, respectively, resulting in $122.1 million, $68.0 million and $96.5 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income (expense) and net interest spread for each quarter in 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2024	$5,348,057	$71,996	5.38%	$5,128,207	$63,853	$36,071	4.98%	2.81%
September 30, 2024	4,984,279	67,646	5.43%	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,203,416	53,064	5.05%	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,887,545	48,871	5.03%	3,708,573	51,361	23,774	5.54%	2.56%
December 31, 2023	4,207,118	49,539	4.71%	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,447,098	50,107	4.51%	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	4,186,939	39,911	3.81%	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,769,954	38,012	4.03%	3,573,941	42,217	23,006	4.72%	2.57%
December 31, 2022	3,370,608	31,897	3.79%	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,571,037	35,611	3.99%	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,260,727	35,268	3.31%	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,545,844	41,857	3.02%	5,354,107	2,655	4,260	0.20%	0.32%
Years Ended
December 31, 2024	$4,605,824	$241,577	5.25%	$4,413,417	$236,281	$119,529	5.35%	2.71%
December 31, 2023	4,152,777	177,569	4.28%	3,985,037	201,918	109,624	5.07%	2.75%
December 31, 2022	4,187,054	144,633	3.45%	4,042,056	61,708	48,140	1.53%	1.19%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2024	$8,143	$35,925	0.40%	2.57%
September 30, 2024	340	32,264	(0.19)%	2.47%
June 30, 2024	(697)	28,762	(0.29)%	2.64%
March 31, 2024	(2,490)	25,097	(0.51)%	2.47%
December 31, 2023	(2,786)	22,375	(0.44)%	2.04%
September 30, 2023	(8,598)	15,842	(0.93)%	1.33%
June 30, 2023	(8,760)	14,722	(1.07)%	1.28%
March 31, 2023	(4,205)	15,006	(0.69)%	1.46%
December 31, 2022	2,385	11,799	0.16%	1.32%
September 30, 2022	14,250	18,404	1.51%	1.99%
June 30, 2022	27,088	28,693	2.51%	2.67%
March 31, 2022	39,202	37,597	2.82%	2.70%
Years Ended
December 31, 2024	$5,296	$122,048	(0.10)%	2.54%
December 31, 2023	(24,349)	67,945	(0.79)%	1.53%
December 31, 2022	82,925	96,493	1.92%	2.26%

(1)

Portfolio yields and costs of borrowings presented in the tables above and on pages 51 and 52 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the table above and the table on page 52 includes the effect of our derivative instrument hedges for only the periods presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS for the years ended December 31, 2024, 2023 and 2022 and for each quarter during 2024, 2023 and 2022.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
December 31, 2024	$5,332,441	$15,616	$5,348,057	$71,703	$293	$71,996	5.38%	7.51%	5.38%
September 30, 2024	4,968,076	16,203	4,984,279	67,328	318	67,646	5.42%	7.87%	5.43%
June 30, 2024	4,186,794	16,622	4,203,416	52,705	359	53,064	5.04%	8.64%	5.05%
March 31, 2024	3,870,794	16,751	3,887,545	48,483	388	48,871	5.01%	9.27%	5.03%
December 31, 2023	4,189,599	17,519	4,207,118	49,135	404	49,539	4.69%	9.21%	4.71%
September 30, 2023	4,429,159	17,939	4,447,098	49,661	446	50,107	4.48%	9.96%	4.51%
June 30, 2023	4,168,333	18,606	4,186,939	39,495	416	39,911	3.79%	8.95%	3.81%
March 31, 2023	3,750,184	19,770	3,769,954	37,594	418	38,012	4.01%	8.44%	4.03%
December 31, 2022	3,335,154	35,454	3,370,608	31,204	693	31,897	3.74%	7.83%	3.79%
September 30, 2022	3,458,277	112,760	3,571,037	32,298	3,313	35,611	3.74%	11.75%	3.99%
June 30, 2022	4,069,334	191,393	4,260,727	31,894	3,374	35,268	3.14%	7.05%	3.31%
March 31, 2022	5,335,353	210,491	5,545,844	40,066	1,791	41,857	3.00%	3.40%	3.02%
Years Ended
December 31, 2024	$4,589,526	$16,298	$4,605,824	$240,219	$1,358	$241,577	5.23%	8.34%	5.25%
December 31, 2023	4,134,319	18,459	4,152,778	175,885	1,684	177,569	4.25%	9.12%	4.28%
December 31, 2022	4,049,530	137,524	4,187,054	135,462	9,171	144,633	3.35%	6.67%	3.45%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $4,413.4 million and $3,985.0 million and total interest expense of $236.3 million and $201.9 million for the years ended December 31, 2024 and 2023, respectively. Our average cost of funds was 5.35% for the year ended December 31, 2024, compared to 5.07% for the comparable period in 2023. There was a $428.4 million increase in average outstanding borrowings during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

For the year ended December 31, 2022, we had average borrowings of $4,042.1 million and total interest expense of $61.7 million, resulting in an average cost of funds of 1.53%.  There was a 354 bps increase in the average cost of funds and an $57.0 million decrease in average outstanding borrowings during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Our economic interest expense was $119.5 million, $109.6 million and $48.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was a 4 bps decrease in the average economic cost of funds to 2.71% for the year ended December 31, 2024 from 2.75% for the year ended December 31, 2023. The reason for the decrease in economic cost of funds is primarily due to the positive performance of our hedging activities during the period, offset by the higher cost of our borrowings noted above. There was a 156 bps increase in the average economic cost of funds to 2.75% for the year ended December 31, 2023 from 1.19% for the year ended December 31, 2022.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 26 bps above one-month average SOFR and 6 bps above six-month average SOFR for the year ended December 31, 2024. Our average economic cost of funds was 238 bps below one-month average SOFR and 258 bps below six-month average SOFR for the year ended December 31, 2024. The average term to maturity of the outstanding repurchase agreements was 26 days at December 31, 2024 and 26 days at December 31, 2023.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and one-month average and six-month average SOFR rates for each quarter in 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2024	$5,128,207	$63,853	$36,071	4.98%	2.81%
September 30, 2024	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,708,573	51,361	23,774	5.54%	2.56%
December 31, 2023	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,573,941	42,217	23,006	4.72%	2.57%
December 31, 2022	3,256,153	29,512	20,098	3.63%	2.47%
September 30, 2022	3,446,420	21,361	17,207	2.48%	2.00%
June 30, 2022	4,111,544	8,180	6,575	0.80%	0.64%
March 31, 2022	5,354,107	2,655	4,260	0.20%	0.32%
Years Ended
December 31, 2024	$4,413,417	$236,281	$119,529	5.35%	2.71%
December 31, 2023	3,985,037	201,918	109,624	5.07%	2.75%
December 31, 2022	4,042,056	61,708	48,140	1.53%	1.19%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
December 31, 2024	4.53%	5.03%	0.45%	(0.05)%	(1.72)%	(2.22)%
September 30, 2024	5.16%	5.37%	0.46%	0.25%	(2.20)%	(2.41)%
June 30, 2024	5.34%	5.39%	0.00%	(0.05)%	(2.93)%	(2.98)%
March 31, 2024	5.32%	5.39%	0.22%	0.15%	(2.76)%	(2.83)%
December 31, 2023	5.34%	5.35%	(0.19)%	(0.20)%	(2.67)%	(2.68)%
September 30, 2023	5.32%	5.17%	0.12%	0.27%	(2.14)%	(1.99)%
June 30, 2023	5.07%	4.78%	(0.19)%	0.10%	(2.54)%	(2.25)%
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%
December 31, 2022	4.06%	2.89%	(0.43)%	0.74%	(1.59)%	(0.42)%
September 30, 2022	2.47%	1.43%	0.01%	1.05%	(0.47)%	0.57%
June 30, 2022	1.09%	0.39%	(0.29)%	0.41%	(0.45)%	0.25%
March 31, 2022	0.16%	0.07%	0.04%	0.13%	0.16%	0.25%
Years Ended
December 31, 2024	5.09%	5.29%	0.26%	0.06%	(2.38)%	(2.58)%
December 31, 2023	5.09%	4.85%	(0.02)%	0.22%	(2.34)%	(2.10)%
December 31, 2022	1.94%	1.20%	(0.41)%	0.33%	(0.75)%	(0.01)%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2024, 2023 and 2022.

(in thousands)
	2024	2023	2022
Realized losses on sales of RMBS	$(4,602)	$(22,642)	$(133,695)
Unrealized losses on RMBS and U.S. Treasury Notes	(79,842)	(18,941)	(642,710)
Total losses on RMBS and U.S. Treasury Notes	(84,444)	(41,583)	(776,405)
Gains on interest rate futures	26,638	32,650	206,907
Gains on interest rate swaps	101,151	19,657	167,641
Gains (losses) on payer swaptions (short positions)	-	4,113	(81,050)
(Losses) gains on payer swaptions (long positions)	(72)	(8,734)	152,365
Losses on dual digital option	(500)	-	-
(Losses) gains on interest rate caps	-	(219)	919
Gains on interest rate floors (long positions)	-	1,785	-
Losses on interest rate floors (short positions)	-	(525)	-
Gains on TBA securities (short positions)	6,567	1,370	4,494
(Losses) gains on TBA securities (long positions)	(230)	(4,860)	1,200
Total	$49,110	$3,654	$(323,929)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the years ended December 31, 2024, 2023 and 2022, the Company received proceeds of $904.3 million, $835.1 million, and $2,759.9 million, respectively, from the sales and maturities of RMBS and U.S. Treasury securities. Approximately $221.7 million of these proceeds received in 2024 consisted of pools that were consolidated into a larger pool and simultaneously acquired by us. No gain or loss was recorded on this resecuritization.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, the spreads that Agency RMBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for RMBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on RMBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent RMBS are carried at a discount to par, unrealized gains or losses on RMBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2024, 2023 and 2022.

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.35%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.96%	6.70%	2.13%
June 30, 2022	3.00%	2.97%	4.83%	5.70%	0.70%
March 31, 2022	2.42%	2.33%	3.83%	4.67%	0.09%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					Premium	Only	Discount Accretion
	Average		Yield on		Amortization/	Unrealized		Yield on
	RMBS	Interest	Average	As	(Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion)(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
December 31, 2024	$5,348,057	$71,996	5.38%	$(153,880)	$(1,600)	$(152,280)	$70,396	5.27%
September 30, 2024	4,984,279	67,646	5.43%	161,919	5,048	156,871	72,694	5.83%
June 30, 2024	4,203,416	53,064	5.05%	(26,642)	4,402	(31,044)	57,466	5.47%
March 31, 2024	3,887,545	48,871	5.03%	(62,111)	3,037	(65,148)	51,908	5.34%
December 31, 2023	4,207,118	49,539	4.71%	206,223	8,067	198,156	57,606	5.48%
September 30, 2023	4,447,098	50,107	4.51%	(210,159)	7,252	(217,411)	57,359	5.16%
June 30, 2023	4,186,939	39,911	3.81%	(68,898)	4,886	(73,784)	44,797	4.28%
March 31, 2023	3,769,954	38,012	4.03%	53,443	4,774	48,669	42,786	4.54%
December 31, 2022	3,370,608	31,897	3.79%	50,182	6,748	43,434	38,645	4.59%
September 30, 2022	3,571,037	35,611	3.99%	(211,727)	4,647	(216,374)	40,258	4.51%
June 30, 2022	4,260,727	35,268	3.31%	(176,042)	726	(176,768)	35,994	3.38%
March 31, 2022	5,545,844	41,857	3.02%	(326,212)	(8,431)	(317,781)	33,426	2.41%
Years Ended
December 31, 2024	$4,605,824	$241,577	5.25%	$(80,714)	$10,887	$(91,601)	$252,464	5.48%
December 31, 2023	4,152,777	177,569	4.28%	(19,391)	24,979	(44,370)	202,548	4.88%
December 31, 2022	4,187,054	144,633	3.45%	(663,799)	3,690	(667,489)	148,323	3.54%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
(2)	Premium amortization/discount accretion for each period is calculated using the beginning of period market value of all securities. Amounts presented are intended to approximate amortization/accretion using the yield method over the life of the security based on premium/discount present at purchase date.
(3)	Interest Income – Inclusive of Premium Amortization/Discount Accretion and Yield on Average RMBS – Inclusive of Premium Amortization/Discount Accretion are non-GAAP measures. See “—GAAP and Non-GAAP Reconciliations,” for a description of our non-GAAP measures.

Expenses

Total operating expenses were $16.7 million, $18.5 million and $17.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The table below provides a breakdown of operating expenses for the years ended December 31, 2024, 2023 and 2022.

(in thousands)
	2024	2023	2022
Management fees	$9,354	$10,491	$10,447
Overhead allocation	2,644	2,389	2,042
Incentive compensation	723	1,419	957
Directors fees and liability insurance	1,358	1,322	1,251
Audit, legal and other professional fees	1,341	1,495	1,143
Direct REIT operating expenses	787	715	831
Other administrative	537	700	778
Total expenses	$16,744	$18,531	$17,449

As of December 31, 2023, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the year ended December 31, 2024, the Company awarded shares of Company common stock with a fair value of $0.3 million. Accrued incentive compensation for the year ended December 31, 2024 includes a reversal of the over accrual of this liability.

We are externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2026 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company. The Manager receives a monthly management fee in the amount of:

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2024	$5,348,057	$817,241	$2,487	$677	$3,164
September 30, 2024	4,984,279	780,010	2,449	637	3,086
June 30, 2024	4,203,416	699,766	2,257	732	2,989
March 31, 2024	3,887,545	672,057	2,161	598	2,759
December 31, 2023	4,207,118	851,532	2,275	617	2,892
September 30, 2023	4,447,098	964,230	2,870	557	3,427
June 30, 2023	4,186,939	899,109	2,704	639	3,343
March 31, 2023	3,769,954	865,722	2,642	576	3,218
December 31, 2022	3,370,608	823,516	2,566	560	3,126
September 30, 2022	3,571,037	839,935	2,616	522	3,138
June 30, 2022	4,260,727	866,539	2,631	519	3,150
March 31, 2022	5,545,844	853,577	2,634	441	3,075
Years Ended
December 31, 2024	$4,605,824	$742,269	$9,354	$2,644	$11,998
December 31, 2023	4,152,777	895,148	10,491	2,389	12,880
December 31, 2022	4,187,054	845,892	10,447	2,042	12,489

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2024, our RMBS portfolio consisted of $5,253.3 million of Agency RMBS at fair value and had a weighted average coupon on assets of 4.99%. During the year ended December 31, 2024, we received principal repayments of $495.3 million, compared to $326.7 million for the year ended December 31, 2023. The average three month prepayment speeds for the quarters ended December 31, 2024 and 2023 were 10.5% and 5.5%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2024	10.6	7.0	10.5
September 30, 2024	8.8	6.4	8.8
June 30, 2024	7.6	7.1	7.6
March 31, 2024	6.0	5.9	6.0
December 31, 2023	5.4	7.9	5.5
September 30, 2023	6.1	5.7	6.0
June 30, 2023	5.6	7.0	5.6
March 31, 2023	3.9	5.7	4.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of December 31, 2024 and 2023:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2024
Fixed Rate RMBS	$5,237,812	99.7%	5.03%	330	1-Nov-54
Interest-Only Securities	15,308	0.3%	4.01%	212	25-Jul-48
Inverse Interest-Only Securities	190	0.0%	0.00%	261	15-Jun-42
Total Mortgage Assets	$5,253,310	100.0%	4.99%	328	1-Nov-54
December 31, 2023
Fixed Rate RMBS	$3,877,082	99.6%	4.33%	334	1-Nov-53
Interest-Only Securities	16,572	0.4%	4.01%	223	25-Jul-48
Inverse Interest-Only Securities	358	0.0%	0.00%	274	15-Jun-42
Total Mortgage Assets	$3,894,012	100.0%	4.30%	331	1-Nov-53

($ in thousands)
	December 31, 2024		December 31, 2023
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$3,693,032	70.3%	$2,714,192	69.7%
Freddie Mac	1,560,278	29.7%	1,179,820	30.3%
Total Portfolio	$5,253,310	100.0%	$3,894,012	100.0%

	December 31, 2024	December 31, 2023
Weighted Average Pass-through Purchase Price	$102.45	$104.10
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$96.44	$95.70
Weighted Average Structured Current Price	$14.38	$13.51
Effective Duration (1)	4.200	4.400

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 4.200 indicates that an interest rate increase of 1.0% would be expected to cause a 4.200% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2024. An effective duration of 4.400 indicates that an interest rate increase of 1.0% would be expected to cause a 4.400% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2023. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2024 and 2023.

($ in thousands)
	2024			2023
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,393,320	$102.06	5.70%	$1,521,070	$100.27	5.40%

Borrowings

As of December 31, 2024, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 25 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2024, we had obligations outstanding under the repurchase agreements of approximately $5,025.5 million with a net weighted average borrowing cost of 4.66%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 8 to 139 days, with a weighted average remaining maturity of 26 days. Securing the repurchase agreement obligations as of December 31, 2024 are RMBS with an estimated fair value, including accrued interest, of approximately $5,231.9 million. Through February 21, 2025, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2024 with maturities extending to various dates through May 19, 2025.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2024 and 2023.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
December 31, 2024	$5,025,543	$5,230,871	$5,128,207	$(102,664)	(2.00)%
September 30, 2024	5,230,871	5,252,365	4,788,287	442,584	9.24%
June 30, 2024	4,345,704	4,354,704	4,028,601	317,103	7.87%
March 31, 2024	3,711,498	3,774,739	3,708,573	2,925	0.08%
December 31, 2023	3,705,649	4,426,947	4,066,298	(360,649)	(8.87)%
September 30, 2023	4,426,947	4,494,858	4,314,332	112,615	2.61%
June 30, 2023	4,201,717	4,201,717	3,985,577	216,140	5.42%
March 31, 2023	3,769,437	3,849,137	3,573,941	195,496	5.47%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage at December 31, 2024 was 7.3 to 1, compared to 6.7 to 1 as of December 31, 2023.  Our adjusted leverage at December 31, 2024 was 7.5 to 1, compared to 7.9 to 1 as of December 31, 2023.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
December 31, 2024	$5,025,543	$5,053,127	$(150,000)	$668,500	7.5:1	7.3:1
September 30, 2024	5,230,871	5,260,469	(300,000)	656,024	8.0:1	7.6:1
June 30, 2024	4,345,704	4,373,973	(400,000)	555,932	7.8:1	7.1:1
March 31, 2024	3,711,498	3,733,031	(370,700)	481,632	7.7:1	7.0:1
December 31, 2023	3,705,649	3,795,002	(645,700)	469,945	7.9:1	6.7:1
September 30, 2023	4,426,947	4,470,052	(502,500)	466,841	9.5:1	8.5:1
June 30, 2023	4,201,717	4,240,845	(250,000)	490,086	8.6:1	8.1:1
March 31, 2023	3,769,437	3,814,651	(875,000)	451,361	8.4:1	6.5:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the year ended December 31, 2024, haircuts on our pledged collateral remained stable and as of December 31, 2024, our weighted average haircut was approximately 4.3% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of December 31, 2024, we had cash and cash equivalents of $309.3 million. We generated cash flows of $711.4 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $4,413.4 million during the year ended December 31, 2024.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Capital Expenditures

At December 31, 2024, we had no material commitments for capital expenditures.

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

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2024, we issued a total of 19,842,089 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $164.9 million, and net proceeds of approximately $162.1 million, after commissions and fees. Subsequent to December 31, 2024, we issued a total of 10,671,164 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $85.1 million, and net proceeds of approximately $83.8 million, after commissions and fees.

Outlook

Economic Summary

The economic trajectory in place as the third quarter of 2024 came to an end has not changed as we enter 2025. Economic growth is above the level considered sustainable – the level that can persist without causing the economy to overheat and inflation to rise.  The labor market no longer appears to be cooling, hiring has stabilized, and the unemployment rate remains in the low 4% area, which is indicative of a tighter labor market, if not an overheating one.  Importantly, inflation readings have stabilized at levels clearly above the Fed’s target level of 2%. In response to the resilience of the economy, interest rates have increased and market expectations for further cuts to the Fed’s overnight rate have been reduced to less than one 25 basis point cut by the end of 2025.  The strength of the economy has been supported by stimulative fiscal policy on the part of the federal government as budget deficits have consistently approached $2 trillion, representing abnormally high percentages of gross domestic product. The impact of the deficits is partially offset by an expanded balance sheet of the Fed which remains above target levels, allowing the market to avoid having to fund the deficits in their entirety.

In November of 2024, the Republican party swept the U.S. national elections, and the pro-business agenda of the new president has enhanced market optimism for sustained growth at or above current levels.  President Trump has stated that he intends to use tariffs to shift domestic consumption away from imports and towards domestic producers, at the potential cost of higher prices.  The market anticipates that the combination of pro-growth policies on the part of the incoming administration, supported by Republican control of both houses of Congress, along with wide-spread tariffs on a host of imported goods, will both fuel growth and pressure inflation higher. Given an economy that was already growing above sustainable rates, this development casts doubt on the need for additional policy accommodation on the part of the Fed in the near term, if at all.

Interest Rates

In response to the developments described above, interest rate movements during the fourth quarter of 2024 were significant.  As the third quarter came to a close, interest rates were declining in anticipation of the first interest rate cut by the Fed since 2020. The Fed began raising the overnight rate in March of 2022 and did not stop until July of 2023, when the target range for the Fed Funds rate was 5.25% to 5.50%.  At the time the Fed lowered the overnight rate by 50 basis points on September 18, 2024, the market expected at least eight more cuts over the next 18 months.  Rates reversed course early in the fourth quarter, triggered by the non-farm payroll report for September released in early October. Consequently, the market's outlook for the economy, inflation and future interest rate cuts by the Fed changed dramatically over the course of the fourth quarter and into 2025.

With respect to interest rates, the most significant development may have been the dramatic change in the shape of the U.S. Treasury Note yield curve.  By the end of 2024, the Fed had lowered the target range for Fed Funds by 100 basis points.  The 10-year U.S. Treasury Note yield curve increased by approximately 80 basis points over the quarter, causing the first disinversion of the yield curve between the Fed Funds rate and the 10-year U.S. Treasury Note since June 2022, and between the 2-year and 10-year U.S. Treasury Notes since November 2022. As federal deficits have remained historically high since the pandemic and the market does not anticipate the incoming administration is likely to be fiscally conservative, the market anticipates federal deficits to remain elevated and issuance of U.S. Treasury securities to continue to grow.  This has led swap spreads to become increasingly negative (as the market demands a higher yield for a greater supply of U.S. Treasury securities) such that the swap curve remains inverted – although the 18-month to 15-year point are upward sloping.

In sharp contrast to market expectations for the evolution of the Fed Funds rate after the Fed’s first cut in mid-September, in early 2025 market expectations are for between one and two additional 25 basis point cuts by the end of 2025.

The Agency RMBS Market

As a proxy for the performance of the Agency RMBS market during the fourth quarter of 2024, the spread of the 30-year, fixed rate current coupon to the 10-year U.S. Treasury Note hit a multi-year low of approximately 109 basis points the day after the Fed lowered the Fed Funds rate on September 18, 2024.  This is in contrast to the spread in May of 2023 of over 200 basis points.  The developments described above led to higher interest rates and elevated levels of rate volatility.  By the end of October of 2024, the spread had increased to approximately 147 basis points and ended the year at approximately 128 basis points.  The Agency RMBS index generated a negative return for the fourth quarter of -3.2% and a return of -0.6% versus comparable duration swaps, as compared to -2.8% and 0.9%, respectively for these measures, for the investment grade corporate index, and 0.2% and 1.4%, respectively for these measures, for high yield debt.  While total returns for U.S. Treasury securities were also negative, most sectors of the fixed income markets generated positive total returns for the quarter, as well as positive excess returns versus comparable duration swaps.

Within Agency RMBS for the fourth quarter of 2024, conventional 30-year mortgages generated a negative total return of -3.5%, 15-year mortgages generated a negative total return of -2.2% and Ginnie Mae 30-year mortgages generated a total return of -2.7%.  Versus comparable duration swaps the returns were -0.8%, -0.5% and -0.3% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack of coupons were negatively correlated with the duration of the respective securities, as lower coupon, longer durations bonds generated the most negative total returns and the highest coupon – 7.0% - generated positive total returns.  The range for the coupon stack was -4.8% for the 2.0% coupon to +0.9% for the 7.0% coupon during the fourth quarter of 2024.  Excess returns versus comparable duration swaps were in the range of -0.6% to -0.9% for all coupons between 2.0% and 6.0% during the fourth quarter of 2024.  Conversely, the excess return for the 6.5% coupon was -0.2% and +0.3% for the 7.0% coupon during the fourth quarter of 2024.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasuries and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024.  As of December 31, 2024, the Fed had reduced its balance sheet for Agency RMBS by approximately $507 billion from the peak to $2.2 trillion, shedding approximately 37% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since May 2021.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises.

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

Summary

The outlook for the fixed income market pivoted early in the fourth quarter of 2024.  As the third quarter came to an end, inflation was falling towards the Fed’s 2% target, the labor market was cooling as hiring levels moderated and the unemployment rate was slowly creeping higher, and the Fed had finally lowered the Fed Funds rate by 50 basis points.  At the time, the market expected the Fed to lower the rate by over 200 basis points over the next 18 months. Beginning early in the fourth quarter, the incoming data turned.  Readings on the labor market stabilized and hiring stopped slowing.  The unemployment rate appeared to plateau, and most importantly, the decline in inflation rates previously in place seemed to lose momentum and inflation remained above the Fed’s 2% target level. In early November, the Republican party swept the U.S. national elections, and the new president has a very pro-growth agenda for the country.  President Trump has stated that he favors using tariffs to shift domestic consumption away from imports and towards domestically produced goods.  If successful, such a policy could ultimately support strong growth in domestic goods production and employment; however, it is likely to be a source of inflationary pressure in the short term, at a time when inflation is already too high.

As the economic outlook shifted, the Fed did lower the Fed Funds rate two more times during 2024 – by 25 basis points in each case.  With the Fed Funds rate lowered by 100 basis points over the course of the quarter, the persistently strong economic outlook led to a disinversion of the yield curve between the Fed Funds rate and the 10-year U.S. Treasury Note, and between the 2-year U.S. Treasury Note and 10-year U.S. Treasury Note. The market’s expectation for additional reductions in the Fed Funds rate continued to decline over the course of the fourth quarter and into 2025, and current pricing is for less than two additional 25 basis point reductions. The Agency RMBS market generated negative total returns for the quarter and was one of the worst performing sectors of the fixed income markets.  Returns for the Agency RMBS market versus comparable durations swaps, a proxy for returns for levered bond investors such as the Company, were also negative, albeit far less so than the absolute returns. During the fourth quarter, the lowest coupon and longest duration securities generated the worst returns, and performance generally racked these metrics as the highest coupon securities generated the best returns.

Looking forward, economic activity remains resilient if not strong, the labor market is quite healthy and inflation, while well off the peak seen in 2022, remains above the Fed’s 2% target. The Fed may reduce the Fed Funds rate again over the next year or so but the new pro-growth administration, potentially inflationary tariffs and continued large federal deficits, coupled with an already strong economy, may stand in the way.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025 YTD(1)	0.240	22,097
Totals	$68.130	$727,003

(1)

On January 8, 2025, the Company declared a dividend of $0.12 per share to be paid on February 27, 2025. On February 12, 2025, the Company declared a dividend of $0.12 per share to be paid on March 28, 2025.  The effects of these dividends are included in the table above but are not reflected in the Company’s financial statements as of December 31, 2024.

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

Our portfolio of PT RMBS is typically comprised of fixed rate RMBS, adjustable-rate RMBS (“ARMs”) and hybrid adjustable-rate RMBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market. Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT RMBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT RMBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages, loan payoffs in connection with home sales, and borrowers paying more than their scheduled loan payments, which accelerates the amortization of the loans.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2024 and December 31, 2023, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is not uncommon for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2024 and 2023.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2024
-200 Basis Points	(1.20)%	(9.41)%
-100 Basis Points	(0.06)%	(0.43)%
-50 Basis Points	0.10%	0.80%
+50 Basis Points	(0.35)%	(2.75)%
+100 Basis Points	(0.93)%	(7.31)%
+200 Basis Points	(2.67)%	(20.99)%
As of December 31, 2023
-200 Basis Points	(2.03)%	(16.78)%
-100 Basis Points	(0.54)%	(4.48)%
-50 Basis Points	(0.17)%	(1.40)%
+50 Basis Points	0.00%	0.02%
+100 Basis Points	(0.15)%	(1.23)%
+200 Basis Points	(0.81)%	(6.70)%

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

Spread Risk

When the market spread widens between the yield on our Agency RMBS and benchmark interest rates, our net book value could decline if the value of our Agency RMBS falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use futures contracts, dual digital options, interest rate swaps and swaptions, and interest rate floors and caps to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2024, we had unrestricted cash and cash equivalents of $309.3 million and unpledged securities of approximately $44.2 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2025, expressed an unqualified opinion thereon.

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

Valuation of Investments in Mortgage-Backed Securities

As described in Note 13 to the financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $5.3 billion at December 31, 2024. The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including observing the most recent transactions for like or identical assets, market credit spreads, and model driven approaches.

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

●

Utilizing personnel with specialized skill and knowledge in valuation to: (i) develop an independent estimate of the fair value of each investment position utilizing third-party pricing services and transparent market data; and (ii) comparing those fair value estimates to the fair value determined by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2011.

West Palm Beach, Florida

February 21, 2025

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $5,209,068 and $3,885,554, respectively)	$5,253,310	$3,894,012
U.S. Treasury securities, available-for-sale (amortized cost of $100,412 and $148,803; includes pledged assets of $100,551 and $79,680, respectively)	100,551	148,820
Cash and cash equivalents	309,330	171,893
Restricted cash	25,723	28,396
Accrued interest receivable	23,044	14,951
Derivative assets	9,277	6,420
Other assets	392	455
Total Assets	$5,721,627	$4,264,947

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$5,025,543	$3,705,649
Payable for investment securities and TBA transactions	-	60,454
Dividends payable	9,940	6,222
Derivative liabilities	332	12,694
Accrued interest payable	10,750	7,939
Due to affiliates	1,167	1,013
Other liabilities	5,395	1,031
Total Liabilities	5,053,127	3,795,002

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized, 82,622,464 shares issued and outstanding as of December 31, 2024 and 51,636,074 shares issued and outstanding as of December 31, 2023	826	516
Additional paid-in capital	1,010,306	849,845
Accumulated deficit	(342,771)	(380,433)
Accumulated other comprehensive income	139	17
Total Stockholders' Equity	668,500	469,945
Total Liabilities and Stockholders' Equity	$5,721,627	$4,264,947

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,
($ in thousands, except per share data)

	2024	2023	2022
Interest income	$241,577	$177,569	$144,633
Interest expense	(236,281)	(201,918)	(61,708)
Net interest income (expense)	5,296	(24,349)	82,925
Realized losses on mortgage-backed securities	(4,602)	(22,642)	(133,695)
Unrealized losses on mortgage-backed securities and U.S. Treasury securities	(79,842)	(18,941)	(642,710)
Gains on derivative instruments	133,554	45,237	452,476
Net portfolio income (loss)	54,406	(20,695)	(241,004)

Expenses:
Management fees	9,354	10,491	10,447
Allocated overhead	2,644	2,389	2,042
Incentive compensation	723	1,419	957
Directors' fees and liability insurance	1,358	1,322	1,251
Audit, legal and other professional fees	1,341	1,495	1,143
Direct REIT operating expenses	787	715	831
Other administrative	537	700	778
Total expenses	16,744	18,531	17,449

Net income (loss)	$37,662	$(39,226)	$(258,453)

Unrealized gains on U.S. Treasury securities measured at fair value through other comprehensive net income (loss)	$122	$17	$-

Comprehensive net income (loss)	$37,784	$(39,209)	$(258,453)

Basic and diluted net income (loss) per share	$0.57	$(0.89)	$(6.90)

Weighted Average Shares Outstanding	65,449,149	44,649,039	37,464,671

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands)

			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income	Total
Balances, January 1, 2022	35,399	$354	$850,497	$(82,754)	$-	$768,097
Net loss	-	-	-	(258,453)	-	(258,453)
Cash dividends declared	-	-	(87,906)	-	-	(87,906)
Issuance of common stock pursuant to public offerings, net	3,885	38	40,542	-	-	40,580
Stock based awards and amortization	30	-	1,055	-	-	1,055
Shares repurchased and retired	(2,549)	(24)	(24,586)	-	-	(24,610)
Balances, December 31, 2022	36,765	368	779,602	(341,207)	-	438,763
Net loss	-	-	-	(39,226)	-	(39,226)
Unrealized gain on available-for-sale securities	-	-	-	-	17	17
Cash dividends declared	-	-	(81,127)	-	-	(81,127)
Issuance of common stock pursuant to public offerings, net	15,880	157	159,281	-	-	159,438
Stock based awards and amortization	64	1	1,503	-	-	1,504
Shares repurchased and retired	(1,073)	(10)	(9,414)	-	-	(9,424)
Balances, December 31, 2023	51,636	516	849,845	(380,433)	17	469,945
Net income	-	-	-	37,662	-	37,662
Unrealized gain on available-for-sale securities	-	-	-	-	122	122
Cash dividends declared	-	-	(96,309)	-	-	(96,309)
Issuance of common stock pursuant to public offerings, net	31,328	313	259,015	-	-	259,328
Stock based awards and amortization	54	1	1,041	-	-	1,042
Shares repurchased and retired	(396)	(4)	(3,286)	-	-	(3,290)
Balances, December 31, 2024	82,622	$826	$1,010,306	$(342,771)	$139	$668,500

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
($ in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,662	$(39,226)	$(258,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	553	1,198	685
Net discount accretion on U.S. Treasury securities	(4,884)	(1,875)	-
Realized losses on mortgage-backed securities	4,602	22,642	133,695
Unrealized losses on mortgage-backed securities and U.S. Treasury securities	79,842	18,941	642,710
Realized and unrealized (gains) losses on derivative instruments	(46,370)	10,616	(245,421)
Changes in operating assets and liabilities:
Accrued interest receivable	(8,093)	(3,432)	7,340
Other assets	63	(7)	(128)
Accrued interest payable	2,811	(1,270)	8,421
Other liabilities	650	534	454
Due to affiliates	154	(118)	69
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,990	8,003	289,372

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,393,320)	(1,521,070)	(1,004,526)
Sales and maturities	454,272	797,633	2,759,919
Principal repayments	495,306	326,720	440,094
Purchases of U.S. Treasury securities	(445,866)	(97,787)	-
Maturity of U.S. Treasury securities	450,000	37,500	-
Net proceeds from derivative instruments	24,121	15,940	245,335
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,415,487)	(441,064)	2,440,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	45,596,555	37,761,388	40,040,024
Principal payments on repurchase agreements	(44,276,661)	(37,434,184)	(42,905,685)
Cash dividends paid	(92,503)	(80,754)	(93,494)
Proceeds from issuance of common stock, net of issuance costs	259,328	159,438	40,580
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(3,458)	(9,757)	(24,842)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,483,261	396,131	(2,943,417)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	134,764	(36,930)	(213,223)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	200,289	237,219	450,442
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$335,053	$200,289	$237,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$233,471	$203,188	$53,288

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

On June 11, 2024, Orchid entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through  December 31, 2024, the Company issued a total of 19,842,089 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $164.9 million, and net proceeds of approximately $162.1 million, after commissions and fees. Subsequent to  December 31, 2024, the Company issued a total of 10,671,164 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $85.1 million, and net proceeds of approximately $83.8 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of December 31, 2024.

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

(in thousands)
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$309,330	$171,893
Restricted cash	25,723	28,396
Total cash, cash equivalents and restricted cash	$335,053	$200,289

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

Mortgage-Backed Securities and U.S. Treasury Securities

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS and IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes (T-Notes) and U.S. Treasury Bills (collectively, "U.S. Treasury securities"), primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS and its U.S. Treasury securities acquired before September 2023 under the fair value option. The Company recorded changes in fair value in net income. The Company has designated its U.S. Treasury securities acquired after August 2023 as available-for-sale, and changes in fair value during the period for reasons other than expected credit losses are recognized in other comprehensive income (loss).

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

Income on PT RMBS, and U.S. Treasury securities acquired before September, 2023, is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of comprehensive income (loss). For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Income on U.S. Treasury securities acquired after August, 2023, is based on the stated interest rate (if any) of the security. Premiums or discounts associated with the purchase are amortized or accreted income over the life of the investment and reported in the statements of comprehensive income (loss) as interest income.

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

Derivative Financial Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note, Secured Overnight Financing Rate ("SOFR"), and federal funds ("Fed Funds") futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”), dual digital options, interest rate caps and floors, and "to-be-announced" ("TBA") securities transactions, but the Company may enter into other derivative and other hedging instruments in the future.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption allowed. We adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on our financial statements. Refer to Note 15, "Segment Information," for new disclosures resulting from the adoption of ASU 2023-07.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

NOTE 2. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of December 31, 2024 and December 31, 2023:

(in thousands)
	December 31, 2024			December 31, 2023
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$5,431,274	$5,540,596	$5,237,812	$4,051,145	$4,198,424	$3,877,082
Total Pass-Through Certificates	5,431,274	5,540,596	5,237,812	4,051,145	4,198,424	3,877,082
Structured RMBS Certificates:
Interest-Only Securities (2)	n/a	17,334	15,308	n/a	19,839	16,572
Inverse Interest-Only Securities (3)	n/a	1,498	190	n/a	1,825	358
Total Structured RMBS Certificates	-	18,832	15,498	-	21,664	16,930
Total	$5,431,274	$5,559,428	$5,253,310	$4,051,145	$4,220,088	$3,894,012

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $85.8 million and $98.6 million as of December 31, 2024 and 2023, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $22.0 million and $26.8 million as of December 31, 2024 and 2023, respectively.

The following table is a summary of the Company's net gain (loss) from the sale of mortgage-backed securities for the years ended December 31, 2024, 2023 and 2022.

(in thousands)
	2024	2023	2022
Proceeds from sales of RMBS	$454,272	$797,633	$2,759,919
Carrying value of RMBS sold	(458,874)	(820,275)	(2,893,614)
Net loss on sales of RMBS	$(4,602)	$(22,642)	$(133,695)

Gross gain on sales of RMBS	$510	$-	$2,705
Gross loss on sales of RMBS	(5,112)	(22,642)	(136,400)
Net loss on sales of RMBS	$(4,602)	$(22,642)	$(133,695)

During the year ended December 31, 2024, the Company resecuritized RMBS with a fair value of $221.7 million by transferring the RMBS into a larger RMBS backed by the transferred RMBS. The Company retained the larger RMBS. No gain or loss was recorded on this resecuritization.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

The following table presents the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of  December 31, 2024 and 2023. U.S. Treasury securities are held primarily to satisfy collateral requirements of its repurchase and derivative counterparties.

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,412	$139	$-	$100,551
	$100,412	$139	$-	$100,551
December 31, 2023
U.S. Treasury Bill, 1/2/2024 Maturity	$49,671	$9	$-	$49,680
U.S. Treasury Bill, 2/15/2024 Maturity	49,992	8	-	50,000
U.S. Treasury Bill, 4/30/2024 Maturity	49,140	-	-	49,140
	$148,803	$17	$-	$148,820

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2024, the Company had met all margin call requirements.

As of December 31, 2024 and 2023, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2024
Fair market value of securities pledged, including accrued interest receivable	$-	$4,850,491	$199,993	$181,437	$5,231,921
Repurchase agreement liabilities associated with these securities	$-	$4,656,303	$192,338	$176,902	$5,025,543
Net weighted average borrowing rate	-	4.66%	4.56%	4.76%	4.66%
December 31, 2023
Fair market value of securities pledged, including accrued interest receivable	$-	$3,125,315	$710,055	$65,106	$3,900,476
Repurchase agreement liabilities associated with these securities	$-	$2,966,650	$674,696	$64,303	$3,705,649
Net weighted average borrowing rate	-	5.55%	5.54%	5.46%	5.55%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $22.8 million as of  December 31, 2024. There was no cash pledged to counterparties for repurchase agreements as of December 31, 2023.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At December 31, 2024, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $214.3 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at December 31, 2024 and 2023.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company's derivative and other hedging instruments assets and liabilities as of December 31, 2024 and 2023.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Interest rate swaps	Derivative assets, at fair value	$4,574	$6,348
Payer swaptions (long positions)	Derivative assets, at fair value	-	72
TBA securities	Derivative assets, at fair value	4,703	-
Total derivative assets, at fair value		$9,277	$6,420

Liabilities
TBA securities	Derivative liabilities, at fair value	$332	$12,694
Total derivative liabilities, at fair value		$332	$12,694

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$2,625	$4,096
TBA securities	Restricted cash	280	23,720
Interest rate swaption contracts	Restricted cash	-	580
TBA securities	Other liabilities	(4,282)	-
Total margin balances on derivative contracts		$(1,377)	$28,396

T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at December 31, 2024 and 2023.

($ in thousands)
	December 31, 2024
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2025 5-year T-Note futures (Mar 2025 - Mar 2030 Hedge Period)	$312,500	4.22%	4.37%	$1,890
March 2025 10-year T-Note futures (Mar 2025 - Mar 2035 Hedge Period)	93,500	4.30%	4.49%	1,119
March 2024 10-year Ultra futures (Mar 2025 - Mar 2035 Hedge Period)	32,500	4.25%	4.58%	914

($ in thousands)
	December 31, 2023
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2024 5-year T-Note futures (Mar 2024 - Mar 2029 Hedge Period)	$421,500	4.36%	4.04%	$(9,936)
March 2024 10-year Ultra futures (Mar 2024 - Mar 2034 Hedge Period)	320,000	4.38%	4.39%	(11,393)
SOFR Futures Contracts (Short Positions)
June 2024 3-Month SOFR futures (Mar 2024 - Jun 2024 Hedge Period)	$25,000	5.08%	4.99%	$(24)
September 2024 3-Month SOFR futures (Jun 2024 - Sep 2024 Hedge Period)	25,000	4.67%	4.52%	(39)
December 2024 3-Month SOFR futures (Sep 2024 - Dec 2024 Hedge Period)	25,000	4.27%	4.10%	(44)
March 2025 3-Month SOFR futures (Dec 2024 - Mar 2025 Hedge Period)	25,000	3.90%	3.73%	(43)
June 2025 3-Month SOFR futures (Mar 2025 - Jun 2025 Hedge Period)	25,000	3.58%	3.42%	(41)
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	25,000	3.37%	3.21%	(39)
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	25,000	3.25%	3.10%	(37)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	25,000	3.21%	3.07%	(35)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $106.30 at December 31, 2024 and $108.77 at December 31, 2023. The contract values of the short positions were $332.2 million and $458.5 million at December 31, 2024 and 2023, respectively. 10-Year T-Note futures contracts were valued at a price of $108.75, with a contract value of the short positions of $101.7 million at December 31, 2024. 10-Year Ultra futures contracts were valued at price of $111.31 at December 31, 2024 and $112.89 at December 31, 2023.  The contract value of the short positions was $36.2 million and $361.3 million at December 31, 2024 and 2023, respectively.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at December 31, 2024 and 2023.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
December 31, 2024
Expiration > 1 to ≤ 5 years	$1,450,000	1.69%	4.58%	3.4
Expiration > 5 years	2,066,800	3.55%	4.52%	7.0
	$3,516,800	2.78%	4.54%	5.5
December 31, 2023
Expiration > 1 to ≤ 5 years	$500,000	0.84%	5.64%	2.7
Expiration > 5 years	1,826,500	2.62%	5.40%	6.8
	$2,326,500	2.24%	5.45%	5.9

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

The table below presents information related to the Company’s interest rate swaption position at December 31, 2023.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	Index	(Years)
December 31, 2023
Payer Swaptions (long positions)
≤ 1 year	$1,619	$72	5.0	800,000	5.40%	SOFR	1.0

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

The following table summarizes the Company's contracts to purchase and sell TBA securities as of December 31, 2024 and 2023.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2024
15-Year TBA securities:
5.0%	$50,000	$50,074	$49,742	$(332)
30-Year TBA securities:
3.0%	(200,000)	(174,406)	(169,703)	4,703
Total	$(150,000)	$(124,332)	$(119,961)	$4,371
December 31, 2023
30-Year TBA securities:
2.0%	$(70,700)	$(59,278)	$(62,647)	$(3,369)
5.0%	(250,000)	(242,725)	(247,657)	(4,932)
5.5%	(325,000)	(322,410)	(326,803)	(4,393)
Total	$(645,700)	$(624,413)	$(637,107)	$(12,694)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

(in thousands)
	2024	2023	2022
Futures contracts (short positions)	$26,638	32,650	206,907
Interest rate swaps	101,151	19,657	167,641
Payer swaptions (long positions)	(72)	(8,734)	152,365
Payer swaptions (short positions)	-	4,113	(81,050)
Interest rate caps	-	(219)	919
Dual digital option	(500)	-	-
Interest rate floors (long positions)	-	1,785	-
Interest rate floors (short positions)	-	(525)	-
TBA securities (short positions)	6,567	1,370	4,494
TBA securities (long positions)	(230)	(4,860)	1,200
Total	$133,554	$45,237	$452,476

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company's assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2024 and 2023.

(in thousands)
	December 31, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$5,193,570	$-	$5,193,570	$3,868,624	$-	$3,868,624
Structured RMBS - fair value	15,498	-	15,498	16,930	-	16,930
U.S. Treasury securities - fair value	-	100,551	100,551	-	79,680	79,680
Accrued interest on pledged securities	22,852	-	22,852	14,922	-	14,922
Restricted cash	22,818	2,905	25,723	-	28,396	28,396
Total	$5,254,738	$103,456	$5,358,194	$3,900,476	$108,076	$4,008,552

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of December 31, 2024 and 2023.

(in thousands)
	December 31, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$4,465	$4,282	$8,747	$42,179	$-	$42,179
U.S. Treasury securities - fair value	4,146	-	4,146	10,429	-	10,429
Total	$8,611	$4,282	$12,893	$52,608	$-	$52,608

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2024 and 2023.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2024
Interest rate swaps	$4,574	$-	$4,574	$-	$-	$4,574
TBA securities	4,703	-	4,703	-	(4,282)	421
	$9,277	$-	$9,277	$-	$(4,282)	$4,995
December 31, 2023
Interest rate swaps	$6,348	$-	$6,348	$-	$-	$6,348
Interest rate swaptions	72	-	72	-	-	72
	$6,420	$-	$6,420	$-	$-	$6,420

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2024
Repurchase Agreements	$5,025,543	$-	$5,025,543	$(5,002,725)	$(22,818)	$-
TBA securities	332	-	332	-	(280)	52
	$5,025,875	$-	$5,025,875	$(5,002,725)	$(23,098)	$52
December 31, 2023
Repurchase Agreements	$3,705,649	$-	$3,705,649	$(3,705,649)	$-	$-
TBA securities	12,694	-	12,694	-	(12,694)	-
	$3,718,343	$-	$3,718,343	$(3,705,649)	$(12,694)	$-

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During 2024 and 2023, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2024
At the Market Offering Program(3)	First Quarter	$8.80	1,490,075	$13,109
At the Market Offering Program(3)	Second Quarter	8.40	11,990,383	100,698
At the Market Offering Program(3)	Third Quarter	8.25	13,314,022	109,891
At the Market Offering Program(3)	Fourth Quarter	7.86	4,533,067	35,630
			31,327,547	$259,328
2023
At the Market Offering Program(3)	First Quarter	$11.77	2,690,000	$31,657
At the Market Offering Program(3)	Second Quarter	9.95	4,757,953	47,355
At the Market Offering Program(3)	Third Quarter	9.54	8,432,086	80,426
At the Market Offering Program(3)	Fourth Quarter	-	-	-
			15,880,039	$159,438

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)

As of December 31, 2024, the Company had entered into twelve equity distribution agreements, eleven of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

Increase in Authorized Shares

On February 14, 2025, the Company amended its charter, increasing the number of shares authorized to 220,000,000, consisting of 200,000,000 shares of Common Stock, $0.01 par value per share, and 20,000,000 shares of Preferred Stock, $0.01 value per share. The aggregate par value of all authorized shares of stock having par value is $2,200,000.

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

From the inception of the stock repurchase program through December 31, 2024, the Company repurchased a total of 5,144,602 shares at an aggregate cost of approximately $77.5 million, including commissions and fees, for a weighted average price of $15.07 per share. During the year ended December 31, 2024, the Company repurchased a total of 396,241 shares at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share. During the year ended December 31, 2023, the Company repurchased a total of 1,072,789 shares at an aggregate cost of approximately $9.4 million, including commissions and fees, for a weighted average price of $8.79 per share. The remaining authorization under the stock repurchase program as of  February 21, 2025 was 3,832,361 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025 YTD(1)	0.240	22,097
Totals	$68.130	$727,003

(1)

On January 8, 2025, the Company declared a dividend of $0.12 per share to be paid on February 27, 2025. On February 12, 2025, the Company declared a dividend of $0.12 per share to be paid on March 28, 2025. The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December 31, 2024.

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

The following table presents information related to PUs outstanding during the years ended December 31, 2024 and 2023.

($ in thousands, except per share data)
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	95,768	$12.48	36,920	$20.57
Granted	36,773	8.62	76,696	10.82
Forfeited(1)	(14,365)	12.48	-	-
Vested and issued	(37,975)	13.72	(17,848)	22.09
Unvested, end of period	80,201	$10.12	95,768	$12.48

Compensation expense during period		$406		$590
Unrecognized compensation expense, end of period		$329		$597
Intrinsic value, end of period		$624		$807
Weighted-average remaining vesting term (in years)		1.1		1.2

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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. Compensation expense for the stock awards is based on the fair value of the Company’s common stock on the grant date and is included in incentive compensation in the statements of comprehensive income (loss). The following table presents information related to fully vested common stock issued during the years ended December 31, 2024 and 2023. All of the fully vested shares of common stock issued during the years ended  December 31, 2024 and 2023, and the related compensation expense, were granted with respect to service performed during the previous fiscal years.

($ in thousands, except per share data)
	2024	2023
Fully vested shares granted	36,773	76,696
Weighted average grant date price per share	$8.62	$10.82
Compensation expense related to fully vested shares of common stock awards(1)	$317	$830

(1)

The awards issued during the years ended  December 31, 2024 and 2023 were granted with respect to service performed in 2023 and 2022, respectively. Compensation expense accrued related to the share awards was $0.6 million for both the years ended December 31, 2024 and 2023.

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

The following table presents information related to the DSUs outstanding during the years ended December 31, 2024 and 2023.

($ in thousands, except per share data)
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	96,704	$15.69	54,197	$20.29
Granted and vested	57,681	8.43	42,507	9.81
Outstanding, end of period	154,385	$12.98	96,704	$15.69

Compensation expense during period		$429		$378
Intrinsic value, end of period		$1,201		$815

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at December 31, 2024.

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

As of December 31, 2024, we had distributed all of our estimated REIT taxable income through fiscal year 2024. Accordingly, no income tax provision was recorded for 2024, 2023 and 2022.

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the years ended December 31, 2024, 2023 and 2022. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2024, 2023 and 2022.

(in thousands, except per-share information)
	2024	2023	2022
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$37,662	$(39,226)	$(258,453)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	82,622	51,636	36,765
Unvested dividend eligible share based compensation outstanding at the balance sheet date	235	-	-
Effect of weighting	(17,408)	(6,987)	700
Weighted average shares-basic and diluted	65,449	44,649	37,465
Net income (loss) per common share:
Basic and diluted	$0.57	$(0.89)	$(6.90)
Anti-dilutive incentive shares not included in calculation.	-	192	91

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

RMBS, U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the years ended December 31, 2024, 2023 and 2022. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  December 31, 2024 and 2023. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2024 and 2023. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Mortgage-backed securities	$-	$5,253,310	$-
U.S. Treasury securities	100,551	-	-
Interest rate swaps	-	4,574	-
TBA securities	-	4,371	-
December 31, 2023
Mortgage-backed securities	$-	$3,894,012	$-
U.S. Treasury securities	148,820	-	-
Interest rate swaps	-	6,348	-
Interest rate swaptions	-	72	-
TBA securities	-	(12,694)	-

During the years ended December 31, 2024 and 2023, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 14. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by the Manager pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2026 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company. The Manager receives a monthly management fee in the amount of:

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $12.8 million, $13.6 million and $13.0 million, for the years ended  December 31, 2024, 2023 and 2022, respectively.

Other Relationships with Bimini

Robert Cauley, the Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors, also serves as CEO and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, the Company's Chief Financial Officer ("CFO"), Chief Investment Officer ("CIO"), Secretary and a member of the Board of Directors, also serves as the CFO, CIO and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of December 31, 2024, Bimini owned 569,071 shares, or 0.7%, of the Company’s common stock.

NOTE 15. SEGMENT INFORMATION

The Company follows ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker ("CODM"), its CEO, assesses performance and allocates resources based on company-wide financial information. The Company derives nearly all of its income from interest on its RMBS portfolio. Consequently, the Company has determined that it operates in a single reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on multiple performance measures, including, but not limited to net income and net interest income. The CODM does not generally evaluate our performance using asset or historical cash flow information. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements. Significant expenses within net income that are used to evaluate performance are each separately presented in the statements of comprehensive income. The Company does not distinguish between markets or segments for the purpose of internal reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on Internal Control over Financial Reporting

We have audited Orchid Island Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

West Palm Beach, Florida

February 21, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which the Company expects to file with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2024.

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

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference)
3.3	Articles of Amendment of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2022 and incorporated herein by reference)
3.4	Articles of Amendment of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025 and incorporated herein by reference)
3.5	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 and incorporated herein by reference)
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

10.10	Form of Performance Unit Award Agreement under the 2021 Equity Incentive Plan†*
10.11	Form of Stock Award Agreement under the 2021 Equity Incentive Plan†*
10.12	2017 Long Term Incentive Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed on April 28, 2017 and incorporated herein by reference)†
10.13	2018 Long Term Incentive Compensation Plan (filed as Exhibit 10.5 to Form 10-Q filed on April 27, 2018 and incorporated herein by reference)†
10.14	2019 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 26, 2019 and incorporated herein by reference)†
10.15	2020 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2020 and incorporated herein by reference)†
10.16	2021 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 30, 2021 and incorporated herein by reference)†
10.17	2022 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 29, 2022 and incorporated herein by reference)†
10.18	2023 Long Term Incentive Compensation Plan (filed as Exhibit 10.20 to Form 10-K filed on March 3, 2023 and incorporated herein by reference)†
10.19	2024 Long Term Incentive Compensation Plan (filed as Exhibit 10.20 to Form 10-K filed on February 23, 2024 and incorporated herein by reference)†
10.20	2025 Long Term Incentive Compensation Plan†*
10.21

Form of Deferred Stock Unit Grant Notice and Agreement under the 2021 Equity Incentive Plan  (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on February 25, 2022 and incorporated herein by reference)†

10.22	Form of Director Cash Compensation Deferral Election Form (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 25, 2022 and incorporated herein by reference)†
19.1	Insider Trading Policy*
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2021 and incorporated herein by reference)
23.1	Consent of BDO USA, P.C.*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 97	Incentive Compensation Recoupment Policy (filed as Exhibit 97 to Form 10-K filed on February 23, 2024 and incorporated herein by reference)†
Exhibit 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) ***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document ***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: February 21, 2025	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 21, 2025	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 21, 2025
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ George H. Haas, IV	Chief Financial Officer, Chief	February 21, 2025
George H. Haas, IV	Investment Officer, and Director
(Principal Financial and Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 21, 2025
W Coleman Bitting

/s/ Frank P. Filipps	Independent Director	February 21, 2025
Frank P. Filipps

/s/ Paula Morabito	Independent Director	February 21, 2025
Paula Morabito

/s/ Ava L. Parker	Independent Director	February 21, 2025
Ava L. Parker