Form 10-Q
period 2025-03-31
Orchid Island Capital, Inc.
filed 2025-04-25
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares outstanding at April 25, 2025: 106,673,390

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $6,692,991 and $5,209,068, respectively)	$6,738,094	$5,253,310
U.S. Treasury securities, available-for-sale (amortized cost of $125,154 and $100,412; includes pledged assets of $120,581 and $100,551, respectively)	125,543	100,551
Cash and cash equivalents	396,389	309,330
Restricted cash	3,703	25,723
Accrued interest receivable	31,518	23,044
Derivative assets	6,710	9,277
Receivable for investment securities and TBA transactions	1,466	-
Other assets	861	392
Total Assets	$7,304,284	$5,721,627

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$6,418,641	$5,025,543
Payable for investment securities and TBA transactions	23	-
Dividends payable	12,960	9,940
Derivative liabilities	-	332
Accrued interest payable	13,293	10,750
Due to affiliates	1,349	1,167
Other liabilities	2,138	5,395
Total Liabilities	6,448,404	5,053,127

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common Stock, $0.01 par value; 200,000,000 shares authorized, 107,786,614 shares issued and outstanding as of March 31, 2025 and 82,622,464 shares issued and outstanding as of December 31, 2024	1,078	826
Additional paid-in capital	1,180,062	1,010,306
Accumulated deficit	(325,649)	(342,771)
Accumulated other comprehensive income	389	139
Total Stockholders' Equity	855,880	668,500
Total Liabilities and Stockholders' Equity	$7,304,284	$5,721,627

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

 For the Three Months Ended March 31, 2025 and 2024

($ in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income	$81,090	$48,871
Interest expense	(61,377)	(51,361)
Net interest income (expense)	19,713	(2,490)
Realized losses on mortgage-backed securities	(1,298)	-
Unrealized gains (losses) on mortgage-backed securities and U.S. Treasury securities	77,592	(61,895)
(Losses) gains on derivative and other hedging instruments	(74,659)	87,899
Net portfolio income	21,348	23,514

Expenses:
Management fees	2,747	2,161
Allocated overhead	608	598
Incentive compensation	(207)	(89)
Directors' fees and liability insurance	338	329
Audit, legal and other professional fees	393	476
Direct REIT operating expenses	227	170
Other administrative	120	93
Total expenses	4,226	3,738

Net income	$17,122	$19,776
Unrealized gains (losses) on U.S. Treasury securities measured at fair value through other comprehensive net income	250	(47)
Comprehensive net income	$17,372	$19,729

Basic and diluted net income per share	$0.18	$0.38

Weighted Average Shares Outstanding	95,174,719	51,604,135

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total

Balances, January 1, 2025	82,622	$826	$1,010,306	$(342,771)	$139	$668,500
Net income	-	-	-	17,122	-	17,122
Unrealized gain on available-for-sale securities	-	-	-	-	250	250
Cash dividends declared ($0.36 per share)	-	-	(35,729)	-	-	(35,729)
Stock based awards and amortization	23	-	313	-	-	313
Issuance of common stock pursuant to public offerings, net	25,142	252	205,172	-	-	205,424
Balances, March 31, 2025	107,787	$1,078	$1,180,062	$(325,649)	$389	$855,880

Balances, January 1, 2024	51,636	516	849,845	(380,433)	17	469,945
Net income	-	-	-	19,776	-	19,776
Unrealized loss on available-for-sale securities	-	-	-	-	(47)	(47)
Cash dividends declared ($0.36 per share)	-	-	(18,724)	-	-	(18,724)
Stock based awards and amortization	33	-	350	-	-	350
Issuance of common stock pursuant to public offerings, net	1,490	15	13,094	-	-	13,109
Shares repurchased and retired	(373)	(3)	(2,775)	-	-	(2,778)
Balances, March 31, 2024	52,786	$528	$841,790	$(360,657)	$(30)	$481,631

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2025 and 2024

($ in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,122	$19,776
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	(243)	(140)
Net discount accretion on U.S. Treasury securities	(120)	(1,221)
Realized losses on mortgage-backed securities	1,298	-
Unrealized (gains) losses on mortgage-backed securities and U.S. Treasury securities	(77,592)	61,895
Realized and unrealized losses (gains) on derivative instruments	91,315	(39,176)
Changes in operating assets and liabilities:
Accrued interest receivable	(8,474)	(663)
Other assets	(469)	(530)
Accrued interest payable	2,543	4,830
Other liabilities	217	244
Due to affiliates	182	(6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,779	45,009

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,710,118)	(345,032)
Sales and maturities	168,634	221,733
Principal repayments	132,994	74,338
Purchases of U.S. Treasury securities, available-for-sale	(49,622)	(98,643)
Proceeds from maturity of U.S. Treasury securities, available-for-sale	25,000	100,000
Net (payments on) proceeds from derivative instruments	(93,402)	8,435
NET CASH USED IN INVESTING ACTIVITIES	(1,526,514)	(39,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	14,563,906	8,529,398
Principal payments on repurchase agreements	(13,170,808)	(8,523,549)
Cash dividends	(32,679)	(18,564)
Proceeds from issuance of common stock, net of issuance costs	205,424	13,109
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(69)	(2,903)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,565,774	(2,509)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	65,039	3,331
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	335,053	200,289
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$400,092	$203,620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$58,833	$46,531

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

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

On June 11, 2024, Orchid entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. The Company issued a total of 30,513,253 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million and net proceeds of approximately $245.8 million, after commissions and fees, prior to its termination in February 2025.

On February 24, 2025, Orchid entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through March 31, 2025, the Company issued a total of 14,470,882 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $123.7 million, and net proceeds of approximately $121.7 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The balance sheet at  December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of March 31, 2025.

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

(in thousands)
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$396,389	$309,330
Restricted cash	3,703	25,723
Total cash, cash equivalents and restricted cash	$400,092	$335,053

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

Income on PT RMBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of comprehensive income. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Income on U.S. Treasury securities is based on the stated interest rate (if any) of the security. Premiums or discounts associated with the purchase are amortized or accreted income over the life of the investment and reported in the statements of comprehensive income as interest income.

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

Derivative and Other Hedging Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note, Secured Overnight Financing Rate ("SOFR"),  and federal funds (“Fed Funds”) futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”), dual digital options, interest rate caps and floors, and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivative and other hedging instruments in the future.

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

Recent Accounting Pronouncements

On December 31, 2024, we adopted ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” in our Annual Report on Form 10-K. The ASU is applicable to our interim periods beginning in 2025, The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The adoption did not have a material impact on our financial statements.

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

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of March 31, 2025 and December 31, 2024:

(in thousands)
	March 31, 2025			December 31, 2024
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$6,768,926	$6,899,413	$6,723,011	$5,431,274	$5,540,596	$5,237,812
Total Pass-Through Certificates	6,768,926	6,899,413	6,723,011	5,431,274	5,540,596	5,237,812
Structured RMBS Certificates:
Interest-Only Securities(2)	n/a	16,846	14,850	n/a	17,334	15,308
Inverse Interest-Only Securities(3)	n/a	1,455	233	n/a	1,498	190
Total Structured RMBS Certificates		18,301	15,083		18,832	15,498
Total	$6,768,926	$6,917,714	$6,738,094	$5,431,274	$5,559,428	$5,253,310

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $83.4 million and $85.8 million as of March 31, 2025 and December 31, 2024, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $21.3 million and $22.0 million as of March 31, 2025 and December 31, 2024, respectively.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the three months ended March 31, 2025 and 2024.

(in thousands)
	Three Months Ended March 31,
	2025	2024
Proceeds from sales of RMBS (1)	$168,634	$221,733
Carrying value of RMBS sold	(169,932)	(221,733)
Net (loss) gain on sales of RMBS	$(1,298)	$-

Gross gain on sales of RMBS	$-	$-
Gross loss on sales of RMBS	(1,298)	-
Net (loss) gain on sales of RMBS	$(1,298)	$-

(1)	During the three months ended March 31, 2024, the Company resecuritized RMBS with a fair value of $221.7 million by transferring the RMBS into a larger RMBS that is backed by the transferred RMBS. The Company retained the entire larger RMBS. No gain or loss was recorded on this resecuritization.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

The following table presents the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of  March 31, 2025 and December 31, 2024. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of March 31, 2025 and December 31, 2024 are as follows:

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2025
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,343	$389	$-	$100,732
U.S. Treasury Bill maturing 6/5/2025	24,811	-	-	24,811
	$125,154	$389	$-	$125,543
December 31, 2024
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,412	$139	$-	$100,551
	$100,412	$139	$-	$100,551

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2025, the Company had met all margin call requirements.

As of March 31, 2025 and December 31, 2024, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$3,212,736	$3,376,939	$133,479	$6,723,154
Repurchase agreement liabilities associated with these securities	$-	$3,068,225	$3,222,504	$127,912	$6,418,641
Net weighted average borrowing rate	-	4.46%	4.46%	4.48%	4.46%
December 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$4,850,491	$199,993	$181,437	$5,231,921
Repurchase agreement liabilities associated with these securities	$-	$4,656,303	$192,338	$176,902	$5,025,543
Net weighted average borrowing rate	-	4.66%	4.56%	4.76%	4.66%

In addition, cash pledged to counterparties for repurchase agreements was approximately $2.8 million and $22.8 million as of March 31, 2025 and December 31, 2024, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2025, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $290.8 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at March 31, 2025 or  December 31, 2024.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of March 31, 2025 and December 31, 2024.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Interest rate swaps	Derivative assets, at fair value	$6,267	$4,574
TBA securities	Derivative assets, at fair value	443	4,703
Total derivative assets, at fair value		$6,710	$9,277

Liabilities
TBA securities	Derivative liabilities, at fair value	$-	$332
Total derivative liabilities, at fair value		$-	$332

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$891	$2,625
TBA securities	Restricted cash	-	280
TBA securities	Other liabilities	(1,403)	(4,282)
Total margin balances on derivative contracts		$(512)	$(1,377)

T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at March 31, 2025 and December 31, 2024.

($ in thousands)
	March 31, 2025
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
June 2025 5-year T-Note futures (Jun 2025 - Jun 2030 Hedge Period)	$377,500	4.16%	3.94%	$(3,371)
June 2025 10-year T-Note futures (Jun 2025 - Jun 2035 Hedge Period)	193,500	4.23%	4.09%	(1,692)
June 2025 10-year Ultra futures (Jun 2025 - Jun 2035 Hedge Period)	137,500	4.37%	4.24%	(1,611)
SOFR Futures Contracts (Short Positions)
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	$28,750	4.05%	4.08%	$9
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	28,750	3.83%	3.81%	(4)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	28,750	3.69%	3.63%	(19)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	28,750	3.61%	3.51%	(29)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	28,750	3.57%	3.44%	(35)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	28,750	3.55%	3.43%	(37)
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	28,750	3.56%	3.44%	(35)
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	28,750	3.56%	3.46%	(30)

($ in thousands)
	December 31, 2024
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2025 5-year T-Note futures (Mar 2025 - Mar 2030 Hedge Period)	$312,500	4.22%	4.37%	$1,890
March 2025 10-year T-Note futures (Mar 2025 - Mar 2035 Hedge Period)	93,500	4.30%	4.49%	1,119
March 2025 10-year Ultra futures (Mar 2025 - Mar 2035 Hedge Period)	32,500	4.25%	4.58%	914

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $108.16 at  March 31, 2025 and $106.30 at  December 31, 2024. The contract values of the short positions were $408.3 million and $332.2 million at  March 31, 2025 and  December 31, 2024, respectively. 10-Year T-Note futures contracts were valued at a price of $111.22 at  March 31, 2025 and $108.75 at  December 31, 2024. The contract values of the short positions were $215.2 million and $101.6 million at  March 31, 2025 and  December 31, 2024, respectively. 10-Year Ultra futures contracts were valued at a price of $114.13 at  March 31, 2025 and $111.31 at  December 31, 2024. The contract values of the short positions were $156.9 million and $36.2 million at  March 31, 2025 and  December 31, 2024, respectively.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at March 31, 2025 and December 31, 2024.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
March 31, 2025
Expiration > 1 to ≤ 5 years	$1,345,000	2.62%	4.41%	3.8
Expiration > 5 years	2,564,300	3.64%	4.43%	7.1
	$3,909,300	3.29%	4.42%	6.0
December 31, 2024
Expiration > 1 to ≤ 5 years	$1,450,000	1.69%	4.58%	3.4
Expiration > 5 years	2,066,800	3.55%	4.52%	7.0
	$3,516,800	2.78%	4.54%	5.5

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

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of March 31, 2025 and December 31, 2024.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2025
15-Year TBA securities:
5.0%	$200,000	$200,330	$200,773	$443
Total	$200,000	$200,330	$200,773	$443
December 31, 2024
15-Year TBA securities:
5.0%	$50,000	$50,074	$49,742	$(332)
30-Year TBA securities:
3.0%	(200,000)	(174,406)	(169,703)	4,703
Total	$(150,000)	$(124,332)	$(119,961)	$4,371

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income for the three months ended March 31, 2025 and 2024.

(in thousands)
	Three Months Ended March 31,
	2025	2024
Interest rate futures contracts (short position)	$(14,942)	$19,090
Interest rate swaps	(62,843)	59,098
Payer swaptions (long positions)	-	(58)
Dual digital option	-	(239)
TBA securities (short positions)	3,026	9,903
TBA securities (long positions)	100	105
Total	$(74,659)	$87,899

Credit Risk-Related Contingent Features

The use of derivatives and other hedging instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk by limiting its counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required to pledge assets as collateral for its derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, the Company may not receive payments provided for under the terms of its derivative agreements and may have difficulty obtaining its assets pledged as collateral for its derivatives. The cash and cash equivalents pledged as collateral for the Company derivative instruments are included in restricted cash on its balance sheets.

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2025 and December 31, 2024.

(in thousands)
	March 31, 2025			December 31, 2024
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$6,677,907	$-	$6,677,907	$5,193,570	$-	$5,193,570
Structured RMBS - fair value	15,084	-	15,084	15,498	-	15,498
U.S. Treasury securities	-	120,581	120,581	-	100,551	100,551
Accrued interest on pledged securities	30,163	1,163	31,326	22,852	-	22,852
Restricted cash	2,812	891	3,703	22,818	2,905	25,723
Total	$6,725,966	$122,635	$6,848,601	$5,254,738	$103,456	$5,358,194

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of March 31, 2025 and December 31, 2024.

(in thousands)
	March 31, 2025			December 31, 2024

	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$8,864	$1,403	$10,267	$4,465	$4,282	$8,747
U.S. Treasury securities - fair value	3,223	-	3,223	4,146	-	4,146
Total	$12,087	$1,403	$13,490	$8,611	$4,282	$12,893

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2025 and December 31, 2024.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
March 31, 2025
Interest rate swaps	$6,267	$-	$6,267	$-	$-	$6,267
TBA securities	443	-	443	-	(1,403)	(960)
	$6,710	$-	$6,710	$-	$(1,403)	$5,307
December 31, 2024
Interest rate swaps	$4,574	$-	$4,574	$-	$-	$4,574
Interest rate swaptions	4,703	-	4,703	-	(4,282)	421
	$9,277	$-	$9,277	$-	$(4,282)	$4,995

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
March 31, 2025
Repurchase Agreements	$6,418,641	$-	$6,418,641	$(6,415,829)	$(2,812)	$-
	$6,418,641	$-	$6,418,641	$(6,415,829)	$(2,812)	$-
December 31, 2024
Repurchase Agreements	$5,025,543	$-	$5,025,543	$(5,002,725)	$(22,818)	$-
TBA securities	332	-	332	-	(280)	52
	$5,025,875	$-	$5,025,875	$(5,002,725)	$(23,098)	$52

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the three months ended March 31, 2025 and the year ended  December 31, 2024, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2025
At the Market Offering Program(3)	First Quarter	$8.17	25,142,046	$205,424
			25,142,046	$205,424
2024
At the Market Offering Program(3)	First Quarter	$8.80	1,490,075	$13,109
At the Market Offering Program(3)	Second Quarter	8.40	11,990,383	100,698
At the Market Offering Program(3)	Third Quarter	8.25	13,314,022	109,891
At the Market Offering Program(3)	Fourth Quarter	7.86	4,533,067	35,630
			31,327,547	$259,328

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into 13 equity distribution agreements, 12 of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

As part of the stock repurchase program, shares may be purchased in open market transactions, block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at the Company’s discretion without prior notice. The stock repurchase program has no termination date.

From the inception of the stock repurchase program through March 31, 2025, the Company repurchased a total of 5,144,602 shares at an aggregate cost of approximately $77.5 million, including commissions and fees, for a weighted average price of $15.07 per share. The Company did not repurchase any shares during the three months ended March 31, 2025.  During the year ended  December 31, 2024, the Company repurchased a total of 396,241 shares at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share. Subsequent to March 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. The remaining authorization under the stock repurchase program as of  April 25, 2025 was 2,719,137 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025 - YTD(1)	0.480	48,563
Totals	$68.370	$753,469

(1)

On April 9, 2025, the Company declared a dividend of $0.12 per share to be paid on May 29, 2025. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2025.

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

The following table presents information related to PUs outstanding during the three months ended March 31, 2025 and 2024.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	80,201	$10.12	95,768	$12.48
Granted	18,137	8.27	36,773	8.62
Forfeited (1)	-	-	(14,365)	12.48
Vested and issued	(12,353)	11.17	(10,312)	14.97
Unvested, end of period	85,985	$9.58	107,864	$10.92

Compensation expense during period		$93		$44
Unrecognized compensation expense, end of period		$386		$692
Intrinsic value, end of period		$647		$963
Weighted-average remaining vesting term (in years)		1.2		1.5

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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2025 and 2024. All of the fully vested shares of common stock issued during the three months ended March 31, 2025 and 2024, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2024 and 2023, respectively.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2025	2024
Fully vested shares granted	18,137	36,773
Weighted average grant date price per share	$8.27	$8.62
Compensation expense related to fully vested shares of common stock awards (1)	$150	$317

(1)

The awards issued during the years ended  December 31, 2025 and 2024 were granted with respect to service performed in 2024 and 2023, respectively. Compensation expense accrued related to the share awards was $0.2 million for both three month periods ended March 31, 2025 and 2024.

Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of DSU awards pursuant to the Incentive Plans. Each DSU represents a right to receive one share of the Company’s common stock. Each non-employee director may elect to receive all of his or her compensation in the form of DSUs. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant. Compensation expense for the DSUs is included in directors’ fees and liability insurance in the statements of comprehensive income. The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock. These dividend equivalent rights are settled in cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock.

The following table presents information related to the DSUs outstanding during the three months ended March 31, 2025 and 2024.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	154,385	$12.98	96,704	$15.69
Granted and vested	17,720	7.84	13,484	8.46
Outstanding, end of period	172,105	$12.45	110,188	$14.80

Compensation expense during period		$114		$99
Intrinsic value, end of period		$1,294		$984

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies at March 31, 2025.

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

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the three months ended March 31, 2025 and 2024. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2025 and 2024.

(in thousands, except per share information)
	Three Months Ended March 31,
	2025	2024
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income - Basic and diluted	$17,122	$19,776
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	107,787	52,826
Unvested dividend eligible share based compensation outstanding at the balance sheet date	258	218
Effect of weighting	(12,870)	(1,440)
Weighted average shares-basic and diluted	95,175	51,604
Net income per common share:
Basic and diluted	$0.18	$0.38
Anti-dilutive incentive shares not included in calculation	-	-

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

RMBS, U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the three months ended March 31, 2025 and 2024. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  March 31, 2025 and December 31, 2024. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Mortgage-backed securities	$-	$6,738,094	$-
U.S. Treasury securities	125,543	-	-
Interest rate swaps	-	6,267	-
TBA securities	-	443	-
December 31, 2024
Mortgage-backed securities	$-	$5,253,310	$-
U.S. Treasury securities	100,551	-	-
Interest rate swaps	-	4,574	-
TBA securities	-	4,371	-

During the three months ended March 31, 2025 and 2024, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $3.6 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, the net amount due to affiliates was approximately $1.3 million and $1.2 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2025, Bimini owned 569,071 shares, or 0.5%, of the Company’s common stock.

NOTE 15. SEGMENT INFORMATION

The Company follows ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker ("CODM"), its CEO, assesses performance and allocates resources based on company-wide financial information. The Company derives nearly all of its income from interest on its RMBS portfolio. Consequently, the Company has determined that it operates in a single reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on multiple performance measures, including, but not limited to net income and net interest income. The CODM does not generally evaluate our performance using asset or historical cash flow information. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements. Significant expenses within net income that are used to evaluate performance are each separately presented in the statements of comprehensive income. The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company's segment assets are presented in the Company's Balance Sheets under total assets.

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

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 30,513,253 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million and net proceeds of approximately $245.8 million, after commissions and fees, prior to its termination in February 2025.

On February 24, 2025, we entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through March 31, 2025, we issued a total of 14,470,882 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $123.7 million, and net proceeds of approximately $121.7 million, after commissions and fees.

Stock Repurchase Agreement

On July 29, 2015, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of our common stock. The timing, manner, price and amount of any repurchases is determined by the Company in its discretion and is subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or discontinued at the Company’s discretion without prior notice. On February 8, 2018, the Board of Directors approved an increase in the stock repurchase program for up to an additional 904,564 shares of the Company’s common stock. Coupled with the 156,751 shares remaining from the original 400,000 share authorization, the increased authorization brought the total authorization to 1,061,315 shares, representing 10% of the Company’s then outstanding share count.

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

From the inception of the stock repurchase program through March 31, 2025, the Company repurchased a total of 5,144,602 shares at an aggregate cost of approximately $77.5 million, including commissions and fees, for a weighted average price of $15.07 per share. The Company did not repurchase any shares during the three months ended March 31, 2025. Subsequent to March 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. The remaining authorization under the stock repurchase program as of April 25, 2025 was 2,719,137 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of funds, including decreases in the Fed Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2024, or potential additional changes in the Fed Funds rate;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2025, as compared to the Company’s results of operations for the three months ended March 31, 2024.

Net Income Summary

Net income for the three months ended March 31, 2025 was $17.1 million, or $0.18 per share. Net income for the three months ended March 31, 2024 was $19.8 million, or $0.38 per share. The components of net income for the three months ended March 31, 2025 and 2024, along with the changes in those components are presented in the table below:

(in thousands)
	Three Months Ended March 31,
	2025	2024	Change
Interest income	$81,090	$48,871	$32,219
Interest expense	(61,377)	(51,361)	(10,016)
Net interest income (expense)	19,713	(2,490)	22,203
Gains on RMBS and derivative contracts	1,635	26,004	(24,369)
Net portfolio income	21,348	23,514	(2,166)
Expenses	(4,226)	(3,738)	(488)
Net income	$17,122	$19,776	$(2,654)

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

Described below are the Company’s results of operations for each quarter in 2025 to date and 2024.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
			Net	Per Share
			Income (Loss)			Net Loss
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
March 31, 2025	$17,122	$1,635	$15,487	$0.18	$0.02	$0.16
December 31, 2024	5,545	1,759	3,786	0.07	0.02	0.05
September 30, 2024	17,320	21,249	(3,929)	0.24	0.29	(0.05)
June 30, 2024	(4,979)	98	(5,077)	(0.09)	-	(0.09)
March 31, 2024	19,776	26,004	(6,228)	0.38	0.50	(0.12)

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter of 2025 to date and 2024.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2025	$(74,659)	$3,026	$100	$20,912	$(98,697)
December 31, 2024	160,412	9,937	(683)	27,782	123,376
September 30, 2024	(140,825)	(16,315)	348	31,924	(156,782)
June 30, 2024	26,068	3,042	-	29,459	(6,433)
March 31, 2024	87,899	9,903	105	27,587	50,304

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative		Net Interest Income
			Instruments		GAAP
	GAAP	GAAP	Attributed	Economic	Net Interest	Economic
	Interest	Interest	to Current	Interest	Income	Net Interest
	Income	Expense	Period(1)	Expense(2)	(Expense)	Income(3)
Three Months Ended
March 31, 2025	$81,090	$61,377	$20,912	$40,465	$19,713	$40,625
December 31, 2024	71,996	63,853	27,782	36,071	8,143	35,925
September 30, 2024	67,646	67,306	31,924	35,382	340	32,264
June 30, 2024	53,064	53,761	29,459	24,302	(697)	28,762
March 31, 2024	48,871	51,361	27,587	23,774	(2,490)	25,097

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the three months ended March 31, 2025, we earned net interest income of $19.7 million consisting of $81.1 million of interest income from RMBS assets offset by $61.4 million of interest expense on borrowings. For the comparable period ended March 31, 2024, we incurred $2.5 million of net interest expense, consisting of $48.9 million of interest income from RMBS assets offset by $51.4 million of interest expense on borrowings. The $32.2 million increase in interest income was due to a 38 basis point ("bps") increase in the yield on average RMBS, combined with a $2.1 billion increase in average RMBS. The $10.0 million increase in interest expense was due to a 125 bps decrease in the average cost of funds, combined with a $2.0 billion increase in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2025 and 2024 was $40.5 million and $23.8 million, respectively, resulting in $40.6 million and $25.1 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income (expense) and net interest spread for each quarter of 2025 to date and 2024 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2025	$5,995,702	$81,090	5.41%	$5,722,092	$61,377	$40,465	4.29%	2.83%
December 31, 2024	5,348,057	71,996	5.38%	5,128,207	63,853	36,071	4.98%	2.81%
September 30, 2024	4,984,279	67,646	5.43%	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,203,416	53,064	5.05%	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,887,545	48,871	5.03%	3,708,573	51,361	23,774	5.54%	2.56%

($ in thousands)
	Net Interest Income (Expense)		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2025	$19,713	$40,625	1.12%	2.58%
December 31, 2024	8,143	35,925	0.40%	2.57%
September 30, 2024	340	32,264	(0.19)%	2.47%
June 30, 2024	(697)	28,762	(0.29)%	2.64%
March 31, 2024	(2,490)	25,097	(0.51)%	2.47%

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

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for each quarter of 2025 to date and 2024.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
March 31, 2025	$5,980,412	$15,290	$5,995,702	$80,808	$282	$81,090	5.40%	7.37%	5.41%
December 31, 2024	5,332,441	15,616	5,348,057	71,703	293	71,996	5.38%	7.51%	5.38%
September 30, 2024	4,968,076	16,203	4,984,279	67,328	318	67,646	5.42%	7.87%	5.43%
June 30, 2024	4,186,794	16,622	4,203,416	52,705	359	53,064	5.04%	8.64%	5.05%
March 31, 2024	3,870,794	16,751	3,887,545	48,483	388	48,871	5.01%	9.27%	5.03%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $5.7 billion and $3.7 billion and total interest expense of $61.4 million and $51.4 million for the three months ended March 31, 2025 and 2024, respectively. Our average cost of funds was 4.29% for the three months ended March 31, 2025, compared to 5.54% for the comparable period in 2024. The $10.0 million increase in interest expense was due to the 125 bps decrease in the average cost of funds, combined with a $2.0 billion increase in average outstanding borrowings during the three months ended March 31, 2025, as compared to the comparable period in 2024.

Our economic interest expense was $40.5 million and $23.8 million for the three months ended March 31, 2025 and 2024, respectively. There was a 27 bps increase in the average economic cost of funds to 2.83% for the three months ended March 31, 2025, from 2.56% for the three months ended March 31, 2024.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 4 bps below the one-month average SOFR and 26 bps below the six-month average SOFR for the quarter ended March 31, 2025. Our average economic cost of funds was 150 bps below the average one-month SOFR and 172 bps below the average six-month SOFR for the quarter ended March 31, 2025. The average term to maturity of the outstanding repurchase agreements was 40 days at March 31, 2025 and 26 days at December 31, 2024.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for each quarter in 2025 to date and 2024, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2025	$5,722,092	$61,377	$40,465	4.29%	2.83%
December 31, 2024	5,128,207	63,853	36,071	4.98%	2.81%
September 30, 2024	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,708,573	51,361	23,774	5.54%	2.56%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
March 31, 2025	4.33%	4.55%	(0.04)%	(0.26)%	(1.50)%	(1.72)%
December 31, 2024	4.53%	5.03%	0.45%	(0.05)%	(1.72)%	(2.22)%
September 30, 2024	5.16%	5.37%	0.46%	0.25%	(2.20)%	(2.41)%
June 30, 2024	5.34%	5.39%	0.00%	(0.05)%	(2.93)%	(2.98)%
March 31, 2024	5.32%	5.39%	0.22%	0.15%	(2.76)%	(2.83)%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2025 and 2024.

(in thousands)
	Three Months Ended March 31,
	2025	2024	Change
Realized losses on sales of RMBS	$(1,298)	$-	$(1,298)
Unrealized gains (losses) on RMBS and U.S. Treasury securities	77,592	(61,895)	139,487
Total gains (losses) on RMBS and U.S. Treasury securities	76,294	(61,895)	138,189
(Losses) gains on interest rate futures	(14,942)	19,090	(34,032)
(Losses) gains on interest rate swaps	(62,843)	59,098	(121,941)
Losses on payer swaptions (long positions)	-	(58)	58
Losses on dual digital option	-	(239)	239
Gains on TBA securities (short positions)	3,026	9,903	(6,877)
Gains on TBA securities (long positions)	100	105	(5)
Total (losses) gains from derivative instruments	$(74,659)	$87,899	$(162,558)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2025, we received proceeds of $168.6 million from sales of RMBS, resulting in losses of approximately $1.3 million. During the three months ended March 31, 2024, we received proceeds of $221.7 million from sales of RMBS. The 2024 sales consisted entirely of pools that were consolidated into a larger pool and simultaneously acquired by us. No gain or loss was recorded on this resecuritization.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, the spreads that Agency RMBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for RMBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on RMBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent RMBS are carried at a discount to par, unrealized gains or losses on RMBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2025 to date and 2024.

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.35%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

Unrealized Gains and Losses on PT RMBS

For the purpose of recording income on the Company’s investments in PT RMBS, interest income is based on the stated interest rate of the security. Using the fair value accounting method, premiums or discounts to the face value of the PT RMBS present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on RMBS in the statements of comprehensive income. The following table adjusts the Company’s interest income as reported on the Company’s statements of comprehensive income for the periods indicated to show interest income adjusted for premium amortization and discount accretion on its mortgage-backed security investments. The purpose of presenting this non-GAAP measure of interest income is to provide management and investors with an alternative way of evaluating yield on RMBS that may be more comparable to some of the Company's peers who amortize premiums and discounts on their PT RMBS investments.

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					(Premium	Only	Discount Accretion
	Average		Yield on		Amortization)/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
March 31, 2025	$5,995,702	$81,090	5.41%	$77,445	$2,608	$74,837	$83,698	5.58%
December 31, 2024	5,348,057	71,996	5.38%	(153,880)	(1,600)	(152,280)	70,396	5.27%
September 30, 2024	4,984,279	67,646	5.43%	161,919	5,048	156,871	72,694	5.83%
June 30, 2024	4,203,416	53,064	5.05%	(26,642)	4,402	(31,044)	57,466	5.47%
March 31, 2024	3,887,545	48,871	5.03%	(62,111)	3,037	(65,148)	51,908	5.34%

(1)	As reported in the Company’s statements of comprehensive income using the fair value accounting method.
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

Expenses

For the three months ended March 31, 2025, the Company’s total operating expenses were approximately $4.2 million, compared to approximately $3.7 million for the three months ended March 31, 2024. The table below presents a breakdown of operating expenses for the three months ended March 31, 2025 and 2024.

(in thousands)
	Three Months Ended March 31,
	2025	2024	Change
Management fees	$2,747	$2,161	$586
Allocated overhead	608	598	10
Incentive compensation	(207)	(89)	(118)
Directors fees and liability insurance	338	329	9
Audit, legal and other professional fees	393	476	(83)
Direct REIT operating expenses	227	170	57
Other administrative	120	93	27
Total expenses	$4,226	$3,738	$488

As of December 31, 2024 and 2023, the Company had accrued liabilities of $0.6 million for bonuses to be paid to the Manager's employees. During the first three months of 2025 and 2024 the Company awarded shares of Company common stock with a fair value of $0.2 million and $0.3 million, respectively. Accrued incentive compensation for the three months ended March 31, 2025 and 2024 includes a reversal of the over accrual of these liabilities.

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2025 to date and 2024.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
March 31, 2025	$5,995,702	$902,590	$2,747	$608	$3,355
December 31, 2024	5,348,057	817,241	2,487	677	3,164
September 30, 2024	4,984,279	780,010	2,449	637	3,086
June 30, 2024	4,203,416	699,766	2,257	732	2,989
March 31, 2024	3,887,545	672,057	2,161	598	2,759

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2025, our RMBS portfolio consisted of $6.7 billion of Agency RMBS at fair value and had a weighted average coupon on assets of 5.30%. During the three months ended March 31, 2025, we received principal repayments of $133.0 million, compared to $74.3 million for the three months ended March 31, 2024. The average three month prepayment speeds for the quarters ended March 31, 2025 and 2024 were 7.8% and 6.0%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2025	7.8	4.5	7.8
December 31, 2024	10.6	7.0	10.5
September 30, 2024	8.8	6.4	8.8
June 30, 2024	7.6	7.1	7.6
March 31, 2024	6.0	5.9	6.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of March 31, 2025 and December 31, 2024:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2025
Fixed Rate RMBS	$6,723,011	99.8%	5.33%	333	1-Apr-55
Interest-Only Securities	14,850	0.2%	4.01%	209	25-Jul-48
Inverse Interest-Only Securities	233	0.0%	0.00%	258	15-Jun-42
Total Mortgage Assets	$6,738,094	100.0%	5.30%	332	1-Apr-55
December 31, 2024
Fixed Rate RMBS	$5,237,812	99.7%	5.03%	330	1-Nov-54
Interest-Only Securities	15,308	0.3%	4.01%	212	25-Jul-48
Inverse Interest-Only Securities	190	0.0%	0.00%	261	15-Jun-42
Total Mortgage Assets	$5,253,310	100.0%	4.99%	328	1-Nov-54

($ in thousands)
	March 31, 2025		December 31, 2024
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$4,142,552	61.5%	$3,693,032	70.3%
Freddie Mac	2,595,542	38.5%	1,560,278	29.7%
Total Portfolio	$6,738,094	100.0%	$5,253,310	100.0%

	March 31, 2025	December 31, 2024
Weighted Average Pass-through Purchase Price	$102.27	$102.45
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$99.32	$96.44
Weighted Average Structured Current Price	$14.40	$14.38
Effective Duration (1)	3.560	4.200

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 3.560 indicates that an interest rate increase of 1.0% would be expected to cause a 3.560% decrease in the value of the RMBS in the Company’s investment portfolio at March 31, 2025. An effective duration of 4.200 indicates that an interest rate increase of 1.0% would be expected to cause a 4.200% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2024. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2025 and 2024, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2025			2024
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$1,710,118	$102.40	5.50%	$345,032	$101.28	5.79%

Borrowings

As of March 31, 2025, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 24 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2025, we had obligations outstanding under the repurchase agreements of approximately $6.4 billion with a net weighted average borrowing cost of 4.46%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 11 to 168 days, with a weighted average remaining maturity of 40 days. Securing the repurchase agreement obligations as of March 31, 2025 are RMBS with an estimated fair value, including accrued interest, of approximately $6.7 billion, and cash pledged to counterparties of approximately $2.8 million. Through April 25, 2025, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2025, with maturities through September 15, 2025.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2025 to date and 2024.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
March 31, 2025	$6,418,641	$6,453,905	$5,722,092	$696,549	12.17%
December 31, 2024	5,025,543	5,230,871	5,128,207	(102,664)	(2.00)%
September 30, 2024	5,230,871	5,252,365	4,788,287	442,584	9.24%
June 30, 2024	4,345,704	4,354,704	4,028,601	317,103	7.87%
March 31, 2024	3,711,498	3,774,739	3,708,573	2,925	0.08%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage at March 31, 2025 was 7.8 to 1, compared to 7.3 to 1 as of December 31, 2024.  Our adjusted leverage at March 31, 2025 was 7.5 to 1, compared to 7.5 to 1 as of December 31, 2024.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
March 31, 2025	$6,418,641	$6,448,404	$200,000	$855,879	7.5:1	7.8:1
December 31, 2024	5,025,543	5,053,127	(150,000)	668,500	7.5:1	7.3:1
September 30, 2024	5,230,871	5,260,468	(300,000)	656,023	8.0:1	7.6:1
June 30, 2024	4,345,704	4,373,973	(400,000)	555,932	7.8:1	7.1:1
March 31, 2024	3,711,498	3,733,030	(370,700)	481,632	7.7:1	7.0:1

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

External Sources of Liquidity

Our primary external sources of liquidity are our ability to (i) borrow under master repurchase agreements, (ii) use the TBA security market and (iii) sell our equity or debt securities in public offerings or private placements. Our borrowing capacity will vary over time as the market value of our interest earning assets varies. Our master repurchase agreements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. A negotiated termination can occur but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction.

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the three months ended March 31, 2025, haircuts on our pledged collateral remained stable and as of March 31, 2025, our weighted average haircut was approximately 4.3% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of March 31, 2025, we had cash and cash equivalents of $396.4 million. We generated cash flows of $200.9 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $5.7 billion during the three months ended March 31, 2025.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Capital Expenditures

At March 31, 2025, we had no material commitments for capital expenditures.

Stockholders’ Equity

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

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of shares of the our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 30,513,253 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million and net proceeds of approximately $245.8 million, after commissions and fees, prior to its termination in February 2025.

On February 24, 2025, we entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through March 31, 2025, we issued a total of 14,470,882 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $123.7 million, and net proceeds of approximately $121.7 million, after commissions and fees.

Outlook

Economic Summary

The first quarter of 2025 was essentially a continuation of the fourth quarter of 2024, at least for the first two months or so.  Incoming economic data continued to reflect robust economic activity and a healthy labor market – casting additional doubt on the need for any easing of monetary policy on the part of the Fed.  This was consistent with the slow reversal in the outlook for Fed monetary policy that began not long after their initial 50 basis point cut in September of 2024.  The economic data was consistent with an economy that was clearly not slowing or a threat to enter a contraction soon. Further, inflation data was stubbornly still above the Fed’s 2% target range and increasing slightly, which was consistent with behavior exhibited during the first quarter of recent years. Public comments by Fed officials clearly indicated the Fed was willing to be patient and content to watch the evolution of incoming economic data going forward before making any further adjustments to policy.

During the years following the COVID-19 pandemic in 2020, fiscal and monetary policies were very pro-cyclical and led to elevated levels of inflation and fiscal deficits.  The combined effects of the pro-growth policies led the equity markets higher. However, another major development that occurred – in this case predominantly in 2024 – was the emergence of a new technology related to artificial intelligence (“AI”). The potential impact of this technology on the economy was immense and led to even greater gains in the market prices generally and in particular of the stock prices of the companies involved, leading to record valuations.  In early 2025 a competing technology emerged in China that appeared to deliver the same performance as domestic technologies but at a substantially lower cost.  This led to considerable weakness in the U.S. domestic stock market and AI tech companies in particular – the leaders of the previous equity market record performance. In addition, incoming economic data began to soften later during the first quarter of 2025, and readings on consumer sentiment began to decline sharply.

In March of 2025, the Trump administration introduced the first of several tariffs. The administration indicated there was more to come in the near future, and market expectations for growth and inflation began to erode quickly.  Sentiment was further depressed when some incoming economic data was consistent with stagflation – the combination of slowing economic growth and inflation.

In early April, the Trump administration announced substantial additional new tariffs on what was termed “Liberation Day” – the magnitude and extent of which were far in excess of market expectations.  The impact of the announcements was severe.  Risk assets of all kinds were sold, and price declines were substantial. Even more troubling, safe haven assets such as U.S. Treasury securities declined in price just as severely. De-leveraging occurred as investors sold assets to raise cash, causing valuations to plunge further.  Volatility in interest rates and equities surged and market functioning deteriorated.  More significantly, fear grew that the new tariffs were so extreme that the trade wars they would likely trigger could materially alter the existing global trade regime and jeopardize the supremacy of the U.S. dollar and U.S. Treasury securities as the reserve currency and benchmark risk free asset, respectively. Fortunately, before market functioning could deteriorate further, the Trump administration announced a 90 day pause before implementing the reciprocal tariffs – the most extreme tariffs announced – to allow time for trade partners to negotiate modifications to the tariffs.  As the second quarter continues, there remains substantial uncertainty about how events will unfold surrounding the tariffs and global trade, and their impact on the markets and the Company.

Interest Rates

The pivot in market outlook for Fed monetary policy that occurred during the fourth quarter of 2024 and led to interest rates rising steadily continued into the first quarter of 2025.  The yield on the 10-year T-Note was close to 3.6% in September of 2024 just after the Fed lowered the Fed Funds rate by 50 basis points at the September meeting of the FOMC. However, yields began to rise steadily not long thereafter as economic data was not consistent with an economy on the verge of a recession and inflation was stubbornly above the Fed’s 2% target. By late 2024, the yield on the 10-year T-Note was over 4.6% and close to 4.8% in early January of 2025. Over the course of the balance of the first quarter of 2025, interest rates gradually declined as sentiment indicators declined to levels not seen in several years, triggered by declines in U.S. equity markets – albeit off of record high levels – persistent inflation and expectations economic growth was about to slow.  The economic data itself over this period was mixed – labor markets were weakening slowly, manufacturing activity was improving slightly but off of very low levels, and the service sector was slowing, but off of robust levels.

Towards the end of the first quarter, the yield on the 10-year T-Note was trading between 4.15% and 4.30%. At this point in the quarter stagflation fears were emerging.  The yield on the 2-year T-Note followed a similar path over this period.  When expectations for substantial additional Fed easing were high late in the third quarter of 2024 the 2-year T-Note yield was approximately 3.6% before rising steadily over the course of the fourth quarter of 2024 and through February of 2025 to a yield of between 4.2% and 4.4%.  This range was essentially level with the Fed Funds level – implying the market did not expect monetary policy changes over the next two years.  As sentiment readings declined late in the first quarter the 2-year T-Note yield declined towards 4.0% and so far during the second quarter the yield has ranged between 3.7% and 4.0%.

With the severe market turmoil triggered by the Trump administration's tariff announcements, the market now anticipates the Fed will have to lower monetary policy by approximately 75 basis points by the end of 2025, as the market now expects the tariffs to trigger a growth slowdown if not outright recession in 2025. During the week of April 4th, the yield on the 10-year T-Note rose by approximately 50 basis points – one of the largest one-week increases ever.

The Agency RMBS Market

As a proxy for the performance of the Agency RMBS market during the first quarter of 2025, the spread of the 30-year, fixed rate current coupon to the 10-year T-Note traded in a narrow range throughout the first quarter of 2025 of between 120 and 130 basis points. When the Trump administration announced substantial additional tariffs on April 2, 2025, risk assets of all types came under tremendous selling pressure as deleveraging occurred, even with Agency RMBS.  The spread of the current coupon then expanded to over 140 basis points, and to almost 180 basis points versus the 5-year T-Note. This spread to the 5-year T-Note was generally less than 150 basis points during the first quarter of 2025 but came within 12 basis points of the peak spread it reached in the fall of 2023 – its highest level since the COVID-19 onset in March of 2020.

The Agency RMBS index generated a return for the first quarter of 3.0% and a return of 0.4% versus comparable duration swaps, as compared to 2.4% and -0.3%, respectively for these measures, for the investment grade corporate index, and 1.0% and -1.1%, respectively for these measures, for high yield debt.  Total returns for U.S. Treasury securities and most sectors of the fixed income markets generated positive total returns for the quarter, although excess returns versus comparable duration swaps were mixed.

Within Agency RMBS for the first quarter of 2025, conventional 30-year mortgages generated a total return of 2.7%, 15-year mortgages generated a total return of 2.9% and Ginnie Mae 30-year mortgages generated a total return of 2.4%.  Versus comparable duration swaps the returns were 0.4%, 0.6% and 0.3% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack of coupons were fairly even, but correlated with the duration of the respective securities, as lower coupon, longer duration bonds generated the highest total returns and the highest coupon – 7.0% - generated slightly lower total returns.  The range for the lower portion of the coupon stack was 3.0% to 3.3% (for coupons up to 4.5%) and 2.6% to 2.9% for higher coupons.  Excess returns versus comparable duration swaps were inversely related to coupons, as the higher coupons generated excess returns as high as 1.4% but excess returns for lower coupons were generally between 0.3% and 0.5%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed's decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and the first quarter of 2025.  As of March 31, 2025, the Fed had reduced its balance sheet for Agency RMBS by approximately $551 billion from the peak to $2.2 trillion, shedding approximately 40% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since May 2021.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. In March 2025, the Trump administration's nominee for FHFA director, Bill Pulte, was confirmed and replaced 14 board members at the Enterprises. Although this led to some speculation in the market regarding an end to conservatorship, the new FHFA director signaled a more cautious approach, stating that significant study on the impact to mortgage rates would need to be done prior to any privatization of the Enterprises.

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

Summary

The outlook for the U.S. economy, interest rates and monetary policy – all critical factors impacting the markets the Company invests its capital in – began to change late in the first quarter and so far in the second quarter of 2025. However, the performance of the Company for the first quarter of 2025 was impacted by market conditions prior to this change.  Conversely, the outlook for the Company going forward will be impacted by events that occurred recently.

While economic data and events generally are never uniformly stable or consistent, the first quarter of 2025 was relatively uneventful.  Interest rates were generally range bound, and volatility was low for most of the quarter.  These are ideal conditions for a levered investment strategy in Agency RMBS.  Accordingly, the Company and the Agency RMBS market generated attractive returns for the period.  The Company’s stock also traded well during the quarter – at least until the last week of the quarter. The Company was able to take advantage of the calm conditions and price performance of its common stock and raise additional capital, generally at a slight premium to book value, and deploy the proceeds in an attractive investment environment.

The tariff announcements late in the first quarter and in early April of 2025 brought these favorable market conditions to an abrupt end.  In fact, conditions were reminiscent of March 2020 when the COVID-19 pandemic led to an abrupt de-leveraging that materially depressed prices of all asset classes. The Company sold a significant amount of assets in early April as needed to maintain leverage at acceptable levels and was able to do so without suffering material permanent losses to date.  It is not clear if these conditions have subsided fully or if they will return. Accordingly, the Company intends to maintain prudent leverage and ample liquidity while the threat of turbulent market conditions persists.

Critical Accounting Estimates

Our condensed financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting estimates involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. There have been no changes to our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2024.

Dividends

In addition to other requirements that must be satisfied to continue to qualify as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. REIT taxable income (loss) is computed in accordance with the Code and can be greater than or less than our financial statement net income (loss) computed in accordance with GAAP. These book to tax differences primarily relate to the recognition of interest income on RMBS, unrealized gains and losses on RMBS, and the amortization of losses on derivative instruments that are treated as funding hedges for tax purposes.

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025 - YTD(1)	0.480	48,563
Totals	$68.370	$753,469

(1)

On April 9, 2025, the Company declared a dividend of $0.12 per share to be paid on May 29, 2025. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2025.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2025 and December 31, 2024, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is common for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2025 and December 31, 2024.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2025
-200 Basis Points	(2.47)%	(19.46)%
-100 Basis Points	(0.63)%	(4.99)%
-50 Basis Points	(0.17)%	(1.30)%
+50 Basis Points	(0.17)%	(1.30)%
+100 Basis Points	(0.61)%	(4.84)%
+200 Basis Points	(2.23)%	(17.55)%
As of December 31, 2024
-200 Basis Points	(1.20)%	(9.41)%
-100 Basis Points	(0.06)%	(0.43)%
-50 Basis Points	0.10%	0.80%
+50 Basis Points	(0.35)%	(2.75)%
+100 Basis Points	(0.93)%	(7.31)%
+200 Basis Points	(2.67)%	(20.99)%

(1)

Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager and assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2025, we had unrestricted cash and cash equivalents of $396.4 million and unpledged securities of approximately $50.1 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2025.

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2025.

	Total Number		Shares Purchased	Maximum Number
	of Shares of	Weighted-Average	as Part of Publicly	of Shares That May Yet
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
January 1, 2025 - January 31, 2025	-	$-	-	3,832,361
February 1, 2025 - February 28, 2025	-	-	-	3,832,361
March 1, 2025 - March 31, 2025	8,381	$8.18	-	3,832,361
Totals / Weighted Average	8,381	$8.18	-	3,832,361

(1)

Includes 8,381 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.

3.1

Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-184538) filed on November 28, 2012 and incorporated herein by reference).

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference).
3.3	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2022 and incorporated herein by reference).
3.4	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 14, 2025 and incorporated herein by reference).
3.5	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 and incorporated herein by reference).
4.1

Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-184538) filed on November 28, 2012 and incorporated herein by reference).

10.1	2025 Long Term Incentive Compensation Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 21, 2025 and incorporated herein by reference).
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document ***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: April 25, 2025	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: April 25, 2025	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)