Form 10-Q
period 2025-06-30
Orchid Island Capital, Inc.
filed 2025-07-25
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares outstanding at July 24, 2025: 126,729,424

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $6,943,630 and $5,209,068, respectively)	$6,993,359	$5,253,310
U.S. Treasury securities, available-for-sale (amortized cost of $124,826 and $100,412; includes pledged assets of $123,187 and $100,551, respectively)	125,151	100,551
Cash and cash equivalents	440,756	309,330
Restricted cash	15,572	25,723
Accrued interest receivable	31,982	23,044
Derivative assets	-	9,277
Receivable for unsettled TBA transactions	3,223	-
Other assets	588	392
Total Assets	$7,610,631	$5,721,627

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$6,655,879	$5,025,543
Payable for unsettled TBA transactions	4,004	-
Dividends payable	15,214	9,940
Derivative liabilities	4,359	332
Accrued interest payable	13,848	10,750
Due to affiliates	1,349	1,167
Other liabilities	4,018	5,395
Total Liabilities	6,698,671	5,053,127

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common Stock, $0.01 par value; 200,000,000 shares authorized, 126,566,926 shares issued and outstanding as of June 30, 2025 and 82,622,464 shares issued and outstanding as of December 31, 2024	1,266	826
Additional paid-in capital	1,269,596	1,010,306
Accumulated deficit	(359,227)	(342,771)
Accumulated other comprehensive income	325	139
Total Stockholders' Equity	911,960	668,500
Total Liabilities and Stockholders' Equity	$7,610,631	$5,721,627

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

 For the Six and Three Months Ended June 30, 2025 and 2024

($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Interest income	$173,379	$101,935	$92,289	$53,064
Interest expense	(130,512)	(105,122)	(69,135)	(53,761)
Net interest income (expense)	42,867	(3,187)	23,154	(697)
Realized losses on mortgage-backed securities	(9,288)	-	(7,990)	-
Unrealized gains (losses) on mortgage-backed securities and U.S. Treasury securities	87,132	(87,865)	9,540	(25,970)
(Losses) gains on derivative and other hedging instruments	(127,945)	113,967	(53,286)	26,068
Net portfolio (loss) income	(7,234)	22,915	(28,582)	(599)

Expenses:
Management fees	5,729	4,418	2,982	2,257
Allocated overhead	1,190	1,330	582	732
Incentive compensation	21	201	228	290
Directors' fees and liability insurance	672	672	334	343
Audit, legal and other professional fees	753	796	360	320
Direct REIT operating expenses	474	348	247	178
Other administrative	383	353	263	260
Total expenses	9,222	8,118	4,996	4,380

Net (loss) income	$(16,456)	$14,797	$(33,578)	$(4,979)
Unrealized gains (losses) on U.S. Treasury securities measured at fair value through other comprehensive net (loss) income	186	(10)	(64)	37
Comprehensive net (loss) income	$(16,270)	$14,787	$(33,642)	$(4,942)

Basic and diluted net (loss) income per share	$(0.16)	$0.27	$(0.29)	$(0.09)

Weighted Average Shares Outstanding	104,742,591	54,798,596	114,453,216	57,763,857

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Six Months Ended June 30, 2025 and 2024

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total
Balances, January 1, 2025	82,622	$826	$1,010,306	$(342,771)	$139	$668,500
Net income	-	-	-	17,122	-	17,122
Unrealized gain on available-for-sale securities	-	-	-	-	250	250
Cash dividends declared ($0.36 per share)	-	-	(35,729)	-	-	(35,729)
Stock based awards and amortization	23	-	313	-	-	313
Issuance of common stock pursuant to public offerings, net	25,142	252	205,172	-	-	205,424
Balances, March 31, 2025	107,787	$1,078	$1,180,062	$(325,649)	$389	$855,880
Net loss	-	-	-	(33,578)	-	(33,578)
Unrealized loss on available-for-sale securities	-	-	-	-	(64)	(64)
Cash dividends declared ($0.36 per share)	-	-	(42,635)	-	-	(42,635)
Stock based awards and amortization	9	-	201	-	-	201
Issuance of common stock pursuant to public offerings, net	19,884	199	139,217	-	-	139,416
Shares repurchased and retired	(1,113)	(11)	(7,249)	-	-	(7,260)
Balances, June 30, 2025	126,567	$1,266	$1,269,596	$(359,227)	$325	$911,960

Balances, January 1, 2024	51,636	$516	$849,845	$(380,433)	$17	$469,945
Net income	-	-	-	19,776	-	19,776
Unrealized loss on available-for-sale securities	-	-	-	-	(47)	(47)
Cash dividends declared ($0.36 per share)	-	-	(18,724)	-	-	(18,724)
Stock based awards and amortization	33	-	350	-	-	350
Issuance of common stock pursuant to public offerings, net	1,490	15	13,094	-	-	13,109
Shares repurchased and retired	(333)	(3)	(2,775)	-	-	(2,778)
Balances, March 31, 2024	52,826	$528	$841,790	$(360,657)	$(30)	$481,631
Net loss	-	-	-	(4,979)	-	(4,979)
Unrealized gain on available-for-sale securities	-	-	-	-	37	37
Cash dividends declared ($0.36 per share)	-	-	(21,690)	-	-	(21,690)
Stock based awards and amortization	8	-	235	-	-	235
Issuance of common stock pursuant to public offerings, net	11,990	120	100,578	-	-	100,698
Balances, June 30, 2024	64,824	$648	$920,913	$(365,636)	$7	$555,932

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2025 and 2024

($ in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,456)	$14,797
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	(50)	101
Net discount accretion on U.S. Treasury securities	(316)	(2,405)
Realized losses on mortgage-backed securities	9,288	-
Unrealized (gains) losses on mortgage-backed securities and U.S. Treasury securities	(87,132)	87,865
Realized and unrealized losses (gains) on derivative instruments	144,349	(41,972)
Changes in operating assets and liabilities:
Accrued interest receivable	(8,938)	(4,037)
Other assets	(196)	(278)
Accrued interest payable	3,098	9,658
Other liabilities	393	498
Due to affiliates	182	73
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,222	64,300

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,728,263)	(1,113,948)
Sales and maturities	733,904	221,733
Principal repayments	332,154	172,607
Purchases of U.S. Treasury securities, available-for-sale	(74,098)	(196,025)
Proceeds from maturity of U.S. Treasury securities, available-for-sale	50,000	200,000
Net payments on derivative instruments	(131,446)	(4,090)
NET CASH USED IN INVESTING ACTIVITIES	(1,817,749)	(719,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	28,368,377	18,417,873
Principal payments on repurchase agreements	(26,738,041)	(17,777,818)
Cash dividends	(73,026)	(38,793)
Proceeds from issuance of common stock, net of issuance costs	344,840	113,807
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(7,348)	(2,924)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,894,802	712,145

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	121,275	56,722
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	335,053	200,289
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$456,328	$257,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$127,414	$95,464

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

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

On February 24, 2025, Orchid entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2025, the Company issued a total of 34,355,086 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $265.4 million, and net proceeds of approximately $261.2 million, after commissions and fees. Subsequent to June 30, 2025, the Company issued a total of 162,498 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $1.2 million, and net proceeds of approximately $1.2 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the six and three month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The balance sheet at  December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of June 30, 2025.

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

(in thousands)
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$440,756	$309,330
Restricted cash	15,572	25,723
Total cash, cash equivalents and restricted cash	$456,328	$335,053

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

Derivative and Other Hedging Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note, Secured Overnight Financing Rate ("SOFR"),  federal funds (“Fed Funds”) and ERIS SOFR Swap futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”), dual digital options, interest rate caps and floors, and “to-be-announced” (“TBA”) securities transactions, but the Company may enter into other derivative and other hedging instruments in the future.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of June 30, 2025 and December 31, 2024:

(in thousands)
	June 30, 2025			December 31, 2024
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$6,979,807	$7,122,184	$6,978,561	$5,431,274	$5,540,596	$5,237,812
Total Pass-Through Certificates	6,979,807	7,122,184	6,978,561	5,431,274	5,540,596	5,237,812
Structured RMBS Certificates:
Interest-Only Securities(2)	n/a	16,402	14,550	n/a	17,334	15,308
Inverse Interest-Only Securities(3)	n/a	1,354	248	n/a	1,498	190
Total Structured RMBS Certificates		17,756	14,798		18,832	15,498
Total	$6,979,807	$7,139,940	$6,993,359	$5,431,274	$5,559,428	$5,253,310

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $81.1 million and $85.8 million as of June 30, 2025 and December 31, 2024, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $19.9 million and $22.0 million as of June 30, 2025 and December 31, 2024, respectively.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the six months ended June 30, 2025 and 2024.

(in thousands)
	Six Months Ended June 30,
	2025	2024
Proceeds from sales of RMBS (1)	$733,904	$221,733
Carrying value of RMBS sold	(743,192)	(221,733)
Net (loss) gain on sales of RMBS	$(9,288)	$-

Gross gain on sales of RMBS	$-	$-
Gross loss on sales of RMBS	(9,288)	-
Net (loss) gain on sales of RMBS	$(9,288)	$-

(1)	During the six months ended June 30, 2024, the Company resecuritized RMBS with a fair value of $221.7 million by transferring the RMBS into a larger RMBS that is backed by the transferred RMBS. The Company retained the entire larger RMBS. No gain or loss was recorded on this resecuritization.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

The following table presents the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of  June 30, 2025 and December 31, 2024. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2025
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,275	$321	$-	$100,596
U.S. Treasury Bill maturing 12/4/2025	24,551	4	-	24,555
	$124,826	$325	$-	$125,151
December 31, 2024
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,412	$139	$-	$100,551
	$100,412	$139	$-	$100,551

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2025, the Company had met all margin call requirements.

As of June 30, 2025 and December 31, 2024, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$4,885,495	$1,864,628	$225,261	$6,975,384
Repurchase agreement liabilities associated with these securities	$-	$4,657,644	$1,781,505	$216,730	$6,655,879
Net weighted average borrowing rate	-	4.48%	4.48%	4.53%	4.48%
December 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$4,850,491	$199,993	$181,437	$5,231,921
Repurchase agreement liabilities associated with these securities	$-	$4,656,303	$192,338	$176,902	$5,025,543
Net weighted average borrowing rate	-	4.66%	4.56%	4.76%	4.66%

In addition, cash pledged to counterparties for repurchase agreements was approximately $7.9 million and $22.8 million as of June 30, 2025 and December 31, 2024, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2025, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $306.8 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at June 30, 2025 or  December 31, 2024.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of June 30, 2025 and December 31, 2024.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Interest rate swaps	Derivative assets, at fair value	$-	$4,574
TBA securities	Derivative assets, at fair value	-	4,703
Total derivative assets, at fair value		$-	$9,277

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$4,359	$-
TBA securities	Derivative liabilities, at fair value	$-	$332
Total derivative liabilities, at fair value		$4,359	$332

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$4,487	$2,625
TBA securities (including margin paid on unsettled trades)	Restricted cash	3,169	280
TBA securities (including margin received on unsettled trades)	Other liabilities	(3,100)	(4,282)
Total margin balances on derivative contracts		$4,556	$(1,377)

T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin,” is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at June 30, 2025 and December 31, 2024.

($ in thousands)
	June 30, 2025
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
September 2025 5-year T-Note futures (Sep 2025 - Sep 2030 Hedge Period)	$487,500	4.03%	3.72%	$(6,198)
September 2025 10-year T-Note futures (Sep 2025 - Sep 2035 Hedge Period)	228,500	4.23%	3.96%	(3,842)
September 2025 10-year Ultra futures (Sep 2025 - Sep 2035 Hedge Period)	197,500	4.48%	4.20%	(4,649)
SOFR Futures Contracts (Short Positions)
September 2025 3-Month SOFR futures (Jun 2025 - Sep 2025 Hedge Period)	$28,750	4.05%	4.33%	$82
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	28,750	3.83%	4.01%	53
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	28,750	3.69%	3.67%	(6)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	28,750	3.61%	3.40%	(59)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	28,750	3.57%	3.18%	(111)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	28,750	3.55%	3.07%	(141)
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	28,750	3.56%	3.03%	(151)
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	28,750	3.56%	3.05%	(148)
ERIS SOFR Swap Futures Contracts (Short Positions)(3)
September 2025 5-Year Term, 3.75% fixed rate, (Sep 2025 - Sep 2030 Hedge Period)	$10,000	3.71%	3.40%	$(129)

($ in thousands)
	December 31, 2024
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2025 5-year T-Note futures (Mar 2025 - Mar 2030 Hedge Period)	$312,500	4.22%	4.37%	$1,890
March 2025 10-year T-Note futures (Mar 2025 - Mar 2035 Hedge Period)	93,500	4.30%	4.49%	1,119
March 2025 10-year Ultra futures (Mar 2025 - Mar 2035 Hedge Period)	32,500	4.25%	4.58%	914

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $109.00 at  June 30, 2025 and $106.30 at  December 31, 2024. The contract values of the short positions were $531.4 million and $332.2 million at  June 30, 2025 and  December 31, 2024, respectively. 10-Year T-Note futures contracts were valued at a price of $112.13 at  June 30, 2025 and $108.75 at  December 31, 2024. The contract values of the short positions were $256.2 million and $101.7 million at  June 30, 2025 and  December 31, 2024, respectively. 10-Year Ultra futures contracts were valued at a price of $114.27 at  June 30, 2025 and $111.31 at  December 31, 2024. The contract values of the short positions were $225.7 million and $36.2 million at  June 30, 2025 and  December 31, 2024, respectively.

(3)	ERIS swap futures are exchange traded futures that replicate the cash flows of an underlying swap position.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at June 30, 2025 and December 31, 2024.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
June 30, 2025
Expiration > 1 to ≤ 5 years	$1,822,500	2.87%	4.45%	3.9
Expiration > 5 years	2,020,800	3.69%	4.48%	7.2
	$3,843,300	3.30%	4.46%	5.7
December 31, 2024
Expiration > 1 to ≤ 5 years	$1,450,000	1.69%	4.58%	3.4
Expiration > 5 years	2,066,800	3.55%	4.52%	7.0
	$3,516,800	2.78%	4.54%	5.5

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

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of December 31, 2024. The Company had no open TBA contracts as of  June 30, 2025.

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

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income for the six and three months ended June 30, 2025 and 2024.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Interest rate futures contracts (short position)	$(23,630)	$30,768	$(8,688)	$11,678
Interest rate swaps	(100,251)	70,616	(37,408)	11,518
Payer swaptions (long positions)	-	(72)	-	(14)
Dual digital option	-	(395)	-	(156)
TBA securities (short positions)	(4,636)	12,945	(7,662)	3,042
TBA securities (long positions)	572	105	472	-
Total	$(127,945)	$113,967	$(53,286)	$26,068

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2025 and December 31, 2024.

(in thousands)
	June 30, 2025			December 31, 2024
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$6,928,832	$-	$6,928,832	$5,193,570	$-	$5,193,570
Structured RMBS - fair value	14,798	-	14,798	15,498	-	15,498
U.S. Treasury securities	-	123,187	123,187	-	100,551	100,551
Accrued interest on pledged securities	31,754	13	31,767	22,852	-	22,852
Restricted cash	7,916	7,656	15,572	22,818	2,905	25,723
Total	$6,983,300	$130,856	$7,114,156	$5,254,738	$103,456	$5,358,194

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of June 30, 2025 and December 31, 2024.

(in thousands)
	June 30, 2025			December 31, 2024

	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$35,492	$3,100	$38,592	$4,465	$4,282	$8,747
U.S. Treasury securities - fair value	6,748	-	6,748	4,146	-	4,146
Total	$42,240	$3,100	$45,340	$8,611	$4,282	$12,893

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2025 and December 31, 2024.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2024
Interest rate swaps	$4,574	$-	$4,574	$-	$-	$4,574
Interest rate swaptions	4,703	-	4,703	-	(4,282)	421
	$9,277	$-	$9,277	$-	$(4,282)	$4,995

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
June 30, 2025
Repurchase Agreements	$6,655,879	$-	$6,655,879	$(6,647,963)	$(7,916)	$-
Interest rate swaps	4,359	-	4,359	-	-	4,359
	$6,660,238	$-	$6,660,238	$(6,647,963)	$(7,916)	$4,359
December 31, 2024
Repurchase Agreements	$5,025,543	$-	$5,025,543	$(5,002,725)	$(22,818)	$-
TBA securities	332	-	332	-	(280)	52
	$5,025,875	$-	$5,025,875	$(5,002,725)	$(23,098)	$52

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the six months ended June 30, 2025 and the year ended  December 31, 2024, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2025
At the Market Offering Program(3)	First Quarter	$8.17	25,142,046	$205,424
At the Market Offering Program(3)	Second Quarter	7.01	19,884,204	139,416
			45,026,250	$344,840
2024
At the Market Offering Program(3)	First Quarter	$8.80	1,490,075	$13,109
At the Market Offering Program(3)	Second Quarter	8.40	11,990,383	100,698
At the Market Offering Program(3)	Third Quarter	8.25	13,314,022	109,891
At the Market Offering Program(3)	Fourth Quarter	7.86	4,533,067	35,630
			31,327,547	$259,328

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into 13 equity distribution agreements, 12 of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

As part of the stock repurchase program, shares may be purchased in open market transactions, block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of common stock. The stock repurchase program may be suspended or discontinued at the Company’s discretion without prior notice and has no termination date.

From the inception of the stock repurchase program through June 30, 2025, the Company repurchased a total of 6,257,826 shares at an aggregate cost of approximately $84.8 million, including commissions and fees, for a weighted average price of $13.55 per share. During the three and six months ended June 30, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. During the year ended  December 31, 2024, the Company repurchased a total of 396,241 shares at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share. The remaining authorization under the stock repurchase program as of  July 24, 2025 was 2,719,137 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025 - YTD(1)	0.840	93,603
Totals	$68.730	$798,509

(1)

On July 9, 2025, the Company declared a dividend of $0.12 per share to be paid on August 28, 2025. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2025.

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

The following table presents information related to PUs outstanding during the six months ended June 30, 2025 and 2024.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	80,201	$10.12	95,768	$12.48
Granted	18,137	8.27	36,773	8.62
Forfeited(1)(2)	(2,393)	9.13	(14,365)	12.48
Vested and issued	(24,476)	11.17	(20,624)	14.97
Unvested, end of period	71,469	$9.32	97,552	$10.50

Compensation expense during period		$171		$184
Unrecognized compensation expense, end of period		$286		$551
Intrinsic value, end of period		$501		$814
Weighted-average remaining vesting term (in years)		1.1		1.4

(1)	During 2025, a participant's service as an employee of the Manager ended resulting in the forfeiture of 2,393 PUs as provided in the Plans.
(2)

During 2024, the number of shares of common stock issuable upon the vesting of the remaining outstanding PUs as of December 31, 2023 was reduced by 14,365 shares as a result of a book value impairment event that occurred pursuant to the terms of the long term equity incentive compensation plans (the “Plans”) established under the Company’s Incentive Plans. The book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended  September 30, 2023 and the Company’s book value per share decline from July 1, 2023 to December 31, 2023 was more than 10%. The Plans provide that if such a book value impairment event occurs, then the number of outstanding PUs that are outstanding as of the last day of such two quarter period shall be reduced by 15%.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2025 and 2024. All of the fully vested shares of common stock issued during the six months ended June 30, 2025 and 2024, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2024 and 2023, respectively.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2025	2024
Fully vested shares granted	18,137	36,773
Weighted average grant date price per share	$8.27	$8.62
Compensation expense related to fully vested shares of common stock awards (1)	$150	$317

(1)

The awards issued during the years ended  December 31, 2025 and 2024 were granted with respect to service performed in 2024 and 2023, respectively. Compensation expense accrued related to the share awards was $0.2 million for both six month periods ended June 30, 2025 and 2024.

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

The following table presents information related to the DSUs outstanding during the six months ended June 30, 2025 and 2024.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	154,385	$12.98	96,704	$15.69
Granted and vested	36,797	7.63	26,563	8.66
Outstanding, end of period	191,182	$11.95	123,267	$14.17

Compensation expense during period		$229		$200
Intrinsic value, end of period		$1,340		$1,028

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies as of  June 30, 2025.

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

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the six and three months ended June 30, 2025 and 2024. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2025 and 2024.

(in thousands, except per share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(16,456)	$14,797	$(33,578)	$(4,979)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	126,567	64,824	126,567	64,824
Unvested dividend eligible share based compensation outstanding at the balance sheet date	-	221	-	-
Effect of weighting	(21,824)	(10,246)	(12,114)	(7,060)
Weighted average shares-basic and diluted	104,743	54,799	114,453	57,764
Net (loss) income per common share:
Basic and diluted	$(0.16)	$0.27	$(0.29)	$(0.09)
Anti-dilutive incentive shares not included in calculation	263	-	263	221

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

RMBS, U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the six and three months ended June 30, 2025 and 2024. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  June 30, 2025 and December 31, 2024. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Mortgage-backed securities	$-	$6,993,359	$-
U.S. Treasury securities	125,151	-	-
Interest rate swaps	-	(4,359)	-
December 31, 2024
Mortgage-backed securities	$-	$5,253,310	$-
U.S. Treasury securities	100,551	-	-
Interest rate swaps	-	4,574	-
TBA securities	-	4,371	-

During the six and three months ended June 30, 2025 and 2024, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $7.4 million and $3.8 million for the six and three months ended June 30, 2025, respectively, compared to approximately $6.1 million and $3.2 million for six and three months ended June 30, 2024, respectively. At June 30, 2025 and December 31, 2024, the net amount due to affiliates was approximately $1.3 million and $1.2 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2025, Bimini owned 569,071 shares, or 0.4%, of the Company’s common stock.

NOTE 15. SEGMENT INFORMATION

The Company follows ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker ("CODM"), its CEO, assesses performance and allocates resources based on company-wide financial information. The Company derives nearly all of its income from interest on its RMBS portfolio. Consequently, the Company has determined that it operates in a single reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on multiple performance measures, including but not limited to net income and net interest income. The CODM does not generally evaluate our performance using asset or historical cash flow information. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements. Significant expenses within net income that are used to evaluate performance are each separately presented in the statements of comprehensive income. The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company's segment assets are presented in the Company's Balance Sheets under total assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, considering all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about interest rates, inflation, liquidity, pledging of our structured RMBS, funding levels and spreads, prepayment speeds, portfolio composition, positioning and repositioning, hedging levels, leverage ratio, dividends, investment and return opportunities, the supply and demand for Agency RMBS and the performance of the Agency RMBS sector generally, the effect of actual or expected actions of the U.S. government, including the Fed, market expectations, capital raising, future opportunities and prospects of the Company, the stock repurchase program, geopolitical uncertainty and general economic conditions (including the effects of tariffs, trade wars, inflation, the U.S. deficit, and the strength of the U.S. dollar). As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

On February 24, 2025, we entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2025, we issued a total of 34,355,086 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $265.4 million, and net proceeds of approximately $261.2 million, after commissions and fees. Subsequent to June 30, 2025, we issued a total of 162,498 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $1.2 million, and net proceeds of approximately $1.2 million, after commissions and fees.

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

From the inception of the stock repurchase program through June 30, 2025, the Company repurchased a total of 6,257,826 shares at an aggregate cost of approximately $84.8 million, including commissions and fees, for a weighted average price of $13.55 per share. During the six months ended June 30, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately 7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. During the year ended December 31, 2024, the Company repurchased a total of 396,241 shares at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share. The remaining authorization under the stock repurchase program as of July 24, 2025 was 2,719,137 shares.

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2025, as compared to the Company’s results of operations for the six and three months ended June 30, 2024.

Net (Loss) Income Summary

Net loss for the six months ended June 30, 2025 was $16.5 million, or $0.16 per share. Net income for the six months ended June 30, 2024 was $14.8 million, or $0.27 per share. Net loss for the three months ended June 30, 2025 was $33.6 million, or $0.29 per share. Net loss for the three months ended June 30, 2024 was $5.0 million, or $0.09 per share. The components of net (loss) income for the six and three months ended June 30, 2025 and 2024, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Interest income	$173,379	$101,935	$71,444	$92,289	$53,064	$39,225
Interest expense	(130,512)	(105,122)	(25,390)	(69,135)	(53,761)	(15,374)
Net interest income (expense)	42,867	(3,187)	46,054	23,154	(697)	23,851
(Losses) gains on RMBS and derivative contracts	(50,101)	26,102	(76,203)	(51,736)	98	(51,834)
Net portfolio (loss) income	(7,234)	22,915	(30,149)	(28,582)	(599)	(27,983)
Expenses	(9,222)	(8,118)	(1,104)	(4,996)	(4,380)	(616)
Net (loss) income	$(16,456)	$14,797	$(31,253)	$(33,578)	$(4,979)	$(28,599)

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

Described below are the Company’s results of operations for the six months ended June 30, 2025 and 2024, and for each quarter in 2025 to date and 2024.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Income (Loss)			Income (Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
June 30, 2025	$(33,578)	$(51,736)	$18,158	$(0.29)	$(0.45)	$0.16
March 31, 2025	17,122	1,635	15,487	0.18	0.02	0.16
December 31, 2024	5,545	1,759	3,786	0.07	0.02	0.05
September 30, 2024	17,320	21,249	(3,929)	0.24	0.29	(0.05)
June 30, 2024	(4,979)	98	(5,077)	(0.09)	-	(0.09)
March 31, 2024	19,776	26,004	(6,228)	0.38	0.50	(0.12)
Six Months Ended
June 30, 2025	$(16,456)	$(50,101)	$33,645	$(0.16)	$(0.48)	$0.32
June 30, 2024	14,797	26,102	(11,305)	0.27	0.48	(0.21)

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2025 and 2024, and for each quarter in 2025 to date and 2024.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2025	$(53,286)	$(7,662)	$472	$20,937	$(67,033)
March 31, 2025	(74,659)	3,026	100	20,912	(98,697)
December 31, 2024	160,412	9,937	(683)	27,782	123,376
September 30, 2024	(140,825)	(16,315)	348	31,924	(156,782)
June 30, 2024	26,068	3,042	-	29,459	(6,433)
March 31, 2024	87,899	9,903	105	27,587	50,304
Six Months Ended
June 30, 2025	$(127,945)	$(4,636)	$572	$41,849	$(165,730)
June 30, 2024	113,967	12,945	105	57,046	43,871

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative		Net Interest Income
			Instruments		GAAP
	GAAP	GAAP	Attributed	Economic	Net Interest	Economic
	Interest	Interest	to Current	Interest	Income	Net Interest
	Income	Expense	Period(1)	Expense(2)	(Expense)	Income(3)
Three Months Ended
June 30, 2025	$92,289	$69,135	$20,937	$48,198	$23,154	$44,091
March 31, 2025	81,090	61,377	20,912	40,465	19,713	40,625
December 31, 2024	71,996	63,853	27,782	36,071	8,143	35,925
September 30, 2024	67,646	67,306	31,924	35,382	340	32,264
June 30, 2024	53,064	53,761	29,459	24,302	(697)	28,762
March 31, 2024	48,871	51,361	27,587	23,774	(2,490)	25,097
Six Months Ended
June 30, 2025	$173,379	$130,512	$41,849	$88,663	$42,867	$84,716
June 30, 2024	101,935	105,122	57,046	48,076	(3,187)	53,859

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the six months ended June 30, 2025, we earned net interest income of $42.9 million, consisting of $173.4 million of interest income from RMBS assets, offset by $130.5 million of interest expense on borrowings. For the comparable period ended June 30, 2024, we incurred $3.2 million of net interest expense, consisting of $101.9 million of interest income from RMBS assets offset by $105.1 million of interest expense on borrowings. The $71.5 million  increase in interest income was due to a 35 basis point ("bps")increase in the yield on average RMBS, combined with a $2.4 billion increase in average RMBS. The $25.4 million increase in interest expense was due to a 117 bps decrease in the average cost of funds, combined with a $2.3 billion increase in average outstanding borrowings.

During the three months ended June 30, 2025, we earned net interest income of $23.2 million consisting of $92.3 million of interest income from RMBS assets offset by $69.1 million of interest expense on borrowings. For the comparable period ended June 30, 2024, we incurred $0.7 million of net interest expense, consisting of $53.1 million of interest income from RMBS assets offset by $53.8 million of interest expense on borrowings. The $39.2 million increase in interest income was due to a 33 bps increase in the yield on average RMBS, combined with a $2.7 billion increase in average RMBS. The $15.3 million increase in interest expense was due to a 111 bps decrease in the average cost of funds, combined with a $2.5 billion increase in average outstanding borrowings.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2025 and 2024 was $88.7 million and $48.1 million, respectively, resulting in $84.7 million and $53.9 million of economic net interest income, respectively.

On an economic basis, our interest expense on borrowings for the three months ended June 30, 2025 and 2024 was $48.2 million and $24.3 million, respectively, resulting in $44.1 million and $28.8 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income (expense) and net interest spread for the six months ended June 30, 2025 and 2024, and for each quarter in 2025 to date and 2024 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2025	$6,865,727	$92,289	5.38%	$6,537,260	$69,135	$48,198	4.23%	2.95%
March 31, 2025	5,995,702	81,090	5.41%	5,722,092	61,377	40,465	4.29%	2.83%
December 31, 2024	5,348,057	71,996	5.38%	5,128,207	63,853	36,071	4.98%	2.81%
September 30, 2024	4,984,279	67,646	5.43%	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,203,416	53,064	5.05%	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,887,545	48,871	5.03%	3,708,573	51,361	23,774	5.54%	2.56%
Six Months Ended
June 30, 2025	$6,430,715	$173,379	5.39%	$6,129,676	$130,512	$88,663	4.26%	2.89%
June 30, 2024	4,045,480	101,935	5.04%	3,868,587	105,122	48,076	5.43%	2.49%

($ in thousands)
	Net Interest Income (Expense)		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2025	$23,154	$44,091	1.15%	2.43%
March 31, 2025	19,713	40,625	1.12%	2.58%
December 31, 2024	8,143	35,925	0.40%	2.57%
September 30, 2024	340	32,264	(0.19)%	2.47%
June 30, 2024	(697)	28,762	(0.29)%	2.64%
March 31, 2024	(2,490)	25,097	(0.51)%	2.47%
Six Months Ended
June 30, 2025	$42,867	$84,716	1.13%	2.50%
June 30, 2024	(3,187)	53,859	(0.39)%	2.55%

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

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the six months ended June 30, 2025 and 2024, and for each quarter in 2025 to date and 2024.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
June 30, 2025	$6,850,786	$14,941	$6,865,727	$92,030	$259	$92,289	5.37%	6.93%	5.38%
March 31, 2025	5,980,412	15,290	5,995,702	80,808	282	81,090	5.40%	7.37%	5.41%
December 31, 2024	5,332,441	15,616	5,348,057	71,703	293	71,996	5.38%	7.51%	5.38%
September 30, 2024	4,968,076	16,203	4,984,279	67,328	318	67,646	5.42%	7.87%	5.43%
June 30, 2024	4,186,794	16,622	4,203,416	52,705	359	53,064	5.04%	8.64%	5.05%
March 31, 2024	3,870,794	16,751	3,887,545	48,483	388	48,871	5.01%	9.27%	5.03%
Six Months Ended
June 30, 2025	$6,415,599	$15,116	$6,430,715	$172,839	$540	$173,379	5.39%	7.15%	5.39%
June 30, 2024	4,028,794	16,686	4,045,480	101,188	747	101,935	5.02%	8.95%	5.04%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $6.1 billion and $3.9 billion and total interest expense of $130.5 million and $105.1 million for the six months ended June 30, 2025 and 2024, respectively. Our average cost of funds was 4.26% for the six months ended June 30, 2025, compared to 5.43% for the comparable period in 2024. The $25.4 million increase in interest expense was due to the 117 bps decrease in the average cost of funds, combined with a $2.3 billion increase in average outstanding borrowings during the six months ended June 30, 2025, as compared to the comparable period in 2024.

We had average outstanding borrowings of $6.5 billion and $4.0 billion and total interest expense of $69.1 million and $53.8 million for the three months ended June 30, 2025 and 2024, respectively. Our average cost of funds was 4.23% for the three months ended June 30, 2025, compared to 5.34% for the comparable period in 2024. The $15.3 million increase in interest expense was due to the 111 bps decrease in the average cost of funds, combined with a $2.5 billion increase in average outstanding borrowings during the three months ended June 30, 2025, as compared to the comparable period in 2024.

Our economic interest expense was $88.7 million and $48.1 million for the six months ended June 30, 2025 and 2024, respectively. There was a 40 bps increase in the average economic cost of funds to 2.89% for the six months ended June 30, 2025, from 2.49% for the six months ended June 30, 2024.

Our economic interest expense was $48.2 million and $24.3 million for the three months ended June 30, 2025 and 2024, respectively. There was a 54 bps increase in the average economic cost of funds to 2.95% for the three months ended June 30, 2025, from 2.41% for the three months ended June 30, 2024.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 9 bps below the one-month average SOFR and 14 bps below the six-month average SOFR for the quarter ended June 30, 2025. Our average economic cost of funds was 137 bps below the average one-month SOFR and 142 bps below the average six-month SOFR for the quarter ended June 30, 2025. The average term to maturity of the outstanding repurchase agreements was 35 days at June 30, 2025 and 26 days at December 31, 2024.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for the six months ended June 30, 2025 and 2024, and for each quarter in 2025 to date and 2024, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2025	$6,537,260	$69,135	$48,198	4.23%	2.95%
March 31, 2025	5,722,092	61,377	40,465	4.29%	2.83%
December 31, 2024	5,128,207	63,853	36,071	4.98%	2.81%
September 30, 2024	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,708,573	51,361	23,774	5.54%	2.56%
Six Months Ended
June 30, 2025	$6,129,676	$130,512	$88,663	4.26%	2.89%
June 30, 2024	3,868,587	105,122	48,076	5.43%	2.49%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
June 30, 2025	4.32%	4.37%	(0.09)%	(0.14)%	(1.37)%	(1.42)%
March 31, 2025	4.33%	4.55%	(0.04)%	(0.26)%	(1.50)%	(1.72)%
December 31, 2024	4.53%	5.03%	0.45%	(0.05)%	(1.72)%	(2.22)%
September 30, 2024	5.16%	5.37%	0.46%	0.25%	(2.20)%	(2.41)%
June 30, 2024	5.34%	5.39%	0.00%	(0.05)%	(2.93)%	(2.98)%
March 31, 2024	5.32%	5.39%	0.22%	0.15%	(2.76)%	(2.83)%
Six Months Ended
June 30, 2025	4.33%	4.46%	(0.07)%	(0.20)%	(1.44)%	(1.57)%
June 30, 2024	5.33%	5.39%	0.10%	0.04%	(2.84)%	(2.90)%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2025 and 2024.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Realized losses on sales of RMBS	$(9,288)	$-	$(9,288)	$(7,990)	$-	$(7,990)
Unrealized gains (losses) on RMBS and U.S. Treasury securities	87,132	(87,865)	174,997	9,540	(25,970)	35,510
Total gains (losses) on RMBS and U.S. Treasury securities	77,844	(87,865)	165,709	1,550	(25,970)	27,520
(Losses) gains on interest rate futures	(23,630)	30,768	(54,398)	(8,688)	11,678	(20,366)
(Losses) gains on interest rate swaps	(100,251)	70,616	(170,867)	(37,408)	11,518	(48,926)
Losses on payer swaptions (long positions)	-	(72)	72	-	(14)	14
Losses on dual digital option	-	(395)	395	-	(156)	156
(Losses) gains on TBA securities (short positions)	(4,636)	12,945	(17,581)	(7,662)	3,042	(10,704)
Gains on TBA securities (long positions)	572	105	467	472	-	472
Total (losses) gains from derivative instruments	$(127,945)	$113,967	$(241,912)	$(53,286)	$26,068	$(79,354)

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2025, we received proceeds of $733.9 million from sales of RMBS, resulting in losses of approximately $9.3 million. During the six months ended June 30, 2024, we received proceeds of $221.7 million from sales of RMBS. The 2024 sales consisted entirely of pools that were consolidated into a larger pool and simultaneously acquired by us. No gain or loss was recorded on this resecuritization.

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

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.35%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					(Premium	Only	Discount Accretion
	Average		Yield on		Amortization)/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
June 30, 2025	$6,865,727	$92,289	5.38%	$9,264	$(1,471)	$10,735	$90,818	5.29%
March 31, 2025	5,995,702	81,090	5.41%	77,445	2,608	74,837	83,698	5.58%
December 31, 2024	5,348,057	71,996	5.38%	(153,880)	(1,600)	(152,280)	70,396	5.27%
September 30, 2024	4,984,279	67,646	5.43%	161,919	5,048	156,871	72,694	5.83%
June 30, 2024	4,203,416	53,064	5.05%	(26,642)	4,402	(31,044)	57,466	5.47%
March 31, 2024	3,887,545	48,871	5.03%	(62,111)	3,037	(65,148)	51,908	5.34%

(1)	As reported in the Company’s statements of comprehensive income using the fair value accounting method.
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

Expenses

For the six and three months ended June 30, 2025, the Company’s total operating expenses were approximately $9.2 million, and $5.0 million, respectively, compared to approximately $8.1 million and $4.4 million for the six and three months ended June 30, 2024. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2025 and 2024.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Management fees	$5,729	$4,418	$1,311	$2,982	$2,257	$725
Allocated overhead	1,190	1,330	(140)	582	732	(150)
Incentive compensation	21	201	(180)	228	290	(62)
Directors fees and liability insurance	672	672	-	334	343	(9)
Audit, legal and other professional fees	753	796	(43)	360	320	40
Direct REIT operating expenses	474	348	126	247	178	69
Other administrative	383	353	30	263	260	3
Total expenses	$9,222	$8,118	$1,104	$4,996	$4,380	$616

As of December 31, 2024 and 2023, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the six months ended June 30, 2025 and 2024, the Company awarded shares of Company common stock with a fair value of $0.2 million and $0.3 million, respectively. Accrued incentive compensation for the six months ended June 30, 2025 and 2024 includes a reversal of the over accrual of this liability.

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

The following table summarizes the management fee and overhead allocation expenses for the six months ended June 30, 2025 and 2024, and for each quarter in 2025 to date and 2024.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2025	$6,865,727	$1,012,986	$2,982	$582	$3,564
March 31, 2025	5,995,702	902,590	2,747	608	3,355
December 31, 2024	5,348,057	817,241	2,487	677	3,164
September 30, 2024	4,984,279	780,010	2,449	637	3,086
June 30, 2024	4,203,416	699,766	2,257	732	2,989
March 31, 2024	3,887,545	672,057	2,161	598	2,759
Six Months Ended
June 30, 2025	$6,430,715	$957,788	$5,729	$1,190	$6,919
June 30, 2024	4,045,480	685,912	4,418	1,330	5,748

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2025, our RMBS portfolio consisted of $7.0 billion of Agency RMBS at fair value and had a weighted average coupon on assets of 5.42%. During the six months ended June 30, 2025, we received principal repayments of $332.2 million, compared to $172.6 million for the six months ended June 30, 2024. The average three month prepayment speeds for the quarters ended June 30, 2025 and 2024 were 10.1% and 7.6%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2025	10.1	6.3	10.1
March 31, 2025	7.8	4.5	7.8
December 31, 2024	10.6	7.0	10.5
September 30, 2024	8.8	6.4	8.8
June 30, 2024	7.6	7.1	7.6
March 31, 2024	6.0	5.9	6.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of June 30, 2025 and December 31, 2024:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2025
Fixed Rate RMBS	$6,978,561	99.8%	5.45%	333	1-Jul-55
Interest-Only Securities	14,550	0.2%	4.01%	206	25-Jul-48
Inverse Interest-Only Securities	248	0.0%	0.00%	255	15-Jun-42
Total Mortgage Assets	$6,993,359	100.0%	5.42%	331	1-Jul-55
December 31, 2024
Fixed Rate RMBS	$5,237,812	99.7%	5.03%	330	1-Nov-54
Interest-Only Securities	15,308	0.3%	4.01%	212	25-Jul-48
Inverse Interest-Only Securities	190	0.0%	0.00%	261	15-Jun-42
Total Mortgage Assets	$5,253,310	100.0%	4.99%	328	1-Nov-54

($ in thousands)
	June 30, 2025		December 31, 2024
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$4,421,358	63.2%	$3,693,032	70.3%
Freddie Mac	2,572,001	36.8%	1,560,278	29.7%
Total Portfolio	$6,993,359	100.0%	$5,253,310	100.0%

	June 30, 2025	December 31, 2024
Weighted Average Pass-through Purchase Price	$102.38	$102.45
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$99.98	$96.44
Weighted Average Structured Current Price	$14.65	$14.38
Effective Duration (1)	3.271	4.200

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 3.271 indicates that an interest rate increase of 1.0% would be expected to cause a 3.271% decrease in the value of the RMBS in the Company’s investment portfolio at June 30, 2025. An effective duration of 4.200 indicates that an interest rate increase of 1.0% would be expected to cause a 4.200% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2024. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2025 and 2024, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2025			2024
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$2,728,263	$101.84	5.52%	$1,113,948	$102.09	5.95%

Borrowings

As of June 30, 2025, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 24 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2025, we had obligations outstanding under the repurchase agreements of approximately $6.7 billion with a net weighted average borrowing cost of 4.48%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 8 to 136 days, with a weighted average remaining maturity of 35 days. Securing the repurchase agreement obligations as of June 30, 2025 are RMBS with an estimated fair value, including accrued interest, of approximately $7.0 billion, and cash pledged to counterparties of approximately $7.9 million. Through July 25, 2025, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2025, with maturities through November 13, 2025.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2025 to date and 2024.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
June 30, 2025	$6,655,879	$6,655,879	$6,537,260	$118,619	1.81%
March 31, 2025	6,418,641	6,453,905	5,722,092	696,549	12.17%
December 31, 2024	5,025,543	5,230,871	5,128,207	(102,664)	(2.00)%
September 30, 2024	5,230,871	5,252,365	4,788,287	442,584	9.24%
June 30, 2024	4,345,704	4,354,704	4,028,601	317,103	7.87%
March 31, 2024	3,711,498	3,774,739	3,708,573	2,925	0.08%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage as of June 30, 2025 was 7.3 to 1, compared to 7.3 to 1 as of December 31, 2024.  Our adjusted leverage as of June 30, 2025 was 7.3 to 1, compared to 7.5 to 1 as of December 31, 2024.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
June 30, 2025	$6,655,879	$6,698,673	$-	$911,959	7.3:1	7.3:1
March 31, 2025	6,418,641	6,448,404	200,000	855,879	7.5:1	7.8:1
December 31, 2024	5,025,543	5,053,127	(150,000)	668,500	7.5:1	7.3:1
September 30, 2024	5,230,871	5,260,469	(300,000)	656,024	8.0:1	7.6:1
June 30, 2024	4,345,704	4,373,973	(400,000)	555,932	7.8:1	7.1:1
March 31, 2024	3,711,498	3,733,031	(370,700)	481,632	7.7:1	7.0:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient, and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the six months ended June 30, 2025, haircuts on our pledged collateral remained stable and as of June 30, 2025, our weighted average haircut was approximately 4.1% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of June 30, 2025, we had cash and cash equivalents of $440.8 million. We generated cash flows of $486.4 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $6.1 billion during the six months ended June 30, 2025.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Capital Expenditures

At June 30, 2025, we had no material commitments for capital expenditures.

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

On February 24, 2025, we entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through June 30, 2025, we issued a total of 34,355,086 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $265.4 million, and net proceeds of approximately $261.2 million, after commissions and fees. Subsequent to June 30, 2025, we issued a total of 162,498 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $1.2 million, and net proceeds of approximately $1.2 million, after commissions and fees.

Outlook

Economic Summary

The start of the second quarter of 2025 was extremely turbulent and re-set the trajectory for all domestic markets. The trigger event was the announcement of the list of what were termed “reciprocal” tariffs introduced by President Trump on April 2nd, “Liberation Day.”  While the implementation of the reciprocal tariffs – the most significant in percentage terms - was paused for 90 days a week later on April 9th, tariff-related developments remained the dominant driver of markets and the economic outlook.  The pause in implementation of the reciprocal tariffs was intended to allow time for the administration to negotiate and execute trade agreements with the various trading partners of the United States.  The deadline for finalizing such deals is not far off, and to date not many deals have been reached.  There remains considerable uncertainty in the market regarding what will happen when the pause period ends and there are countries that have yet to reach a deal with the U.S. In the interim, statements regarding the negotiations and potential additional tariffs made by the President and members of his cabinet have been frequent and generally impacted markets when they occurred. However, a sense of “headline fatigue” has settled over the markets and successive statements seem to have a diminishing impact.

Over the course of the quarter, the focus of the administration shifted from purely tariff-related matters to passage of the President’s highest legislative priority.  What became known as the One Big Beautiful Bill Act (“the Act”) was signed into law by the President on July 4th.  The Act made permanent most of the tax legislation originally enacted in 2017 as part of the Tax Cuts and Jobs Act of 2017, with minor revisions.  Importantly, the Act is likely to be stimulative for the economy and not likely to reduce pressure on the fiscal deficit in the near term.  The fiscal deficit has been a growing concern for markets as funding needs continue to escalate, putting upward pressure on treasury yields.  Growing fiscal deficits are also a global issue, as most advanced economies in the world are similarly situated.

Economic developments during the second quarter continued to confound market participants, as the anticipated slowdown triggered by the tremendous uncertainty introduced by the administration’s tariffs has yet to appear.  To date, any meaningful impact on goods inflation resulting from the tariffs has yet to materialize as well, although the data for June, released in July, did show modest upward pressure on goods prices.  It is likely that the continued deficits run by the federal government, as they have since the Covid-19 outbreak, continue to buttress the economy and prevent a likely economic slowdown from occurring. The key metrics the Fed focuses on – namely, the jobs market and inflation data – continue to suggest there is no urgent need for them to ease monetary policy.  Job growth, while not robust, remains above the level considered adequate to hold the unemployment rate steady, which has occurred, and inflation data remains above the Fed’s target level with the ultimate impact of the tariffs likely yet to come. Public comments by the Fed chair and most – but not all – members of the FOMC reflect the notion it would be prudent for the Fed to continue to watch the incoming economic data before determining when and by how much to adjust policy.

Interest Rates

Interest rate developments followed a similar pattern to the economic developments described above.  The initial reaction to the tariff announcement in early April was for the Treasury curve to steepen, as the front end of the curve moved lower in yield, consistent with anticipated interest rate cuts by the Fed as the economy slowed in response to the coming trade war.  Yields on longer maturity Treasuries initially moved lower as well but then quickly reversed and moved higher in anticipation of significantly higher inflation driven by the impact of the tariffs on goods prices.  There was also the fear that reserve status of the dollar and Treasuries might be imperiled, and the risk premium associated with owning Treasuries, particularly long-maturity securities, would increase.

Over the course of April, the yield of the 2-year Treasury declined from 3.885% on March 31, 2025, to 3.605% on April 30, 2025, the lowest yield for the year. The yield of the 10-year Treasury moved from 4.207% on March 31, 2025, to 3.997% on April 4th, but then moved considerably higher, eventually to 4.601% in late May.  The spread between the 2-year and 10-year Treasuries increased from approximately 30 bps at the end of the first quarter of 2025 to approximately 50 bps by the end of April. It generally remained around 50 bps for the balance of the quarter.  At the end of April, market pricing for the Fed funds rate reflected over 4 cuts of 25 bps by the end of 2025.

Over the balance of the second quarter of 2025, Treasury yields remained volatile on a daily basis, responding to frequent public comments regarding tariffs and trade negotiations by the administration, but the spread between the 2-year and 10-year Treasuries remained fairly stable at around 50 bps.  The yields on the 2-year and 10-year Treasuries both traded in approximately 20 bps ranges individually but were highly correlated with one another over the same period. On the other hand, market pricing for the Fed Funds rate changed after April as the administration’s focus shifted towards the Act and the economic data failed to live up to market expectations.  Jobs and economic growth data remained fairly stable, and the inflation data did not reflect significant pressure from the tariffs. By the end of the second quarter, the market was only expecting a little over 2.5 twenty-five bps reductions of the Fed Funds rate.  The number of cuts continues to decline and current market pricing is for less than two cuts of 25 bps by year end.

The Agency RMBS Market

The market turmoil associated with the introductions of the reciprocal tariffs was nearly as severe as the initial days of the Covid-19 outbreak.  Prices for any assets with risk associated with them were sold and levered investors were forced to sell to meet margin calls.  Agency MBS, given their typical high liquidity and minimal risk, were also sold as investors generally sold what they could in an effort to minimize realized losses.  This period lasted until the pause in implementation of the reciprocal tariffs was announced on April 9th, but losses sustained across markets were substantial and the confidence in the status of the dollar and Treasuries was shaken.  Spreads on Agency RMBS to comparable duration Treasuries, and especially to comparable duration swaps, increased by over 30 bps in early April and came withing approximately 10 bps of the extremes seen at the end of the Fed’s 525 bps tightening cycle in late 2023. Spreads to swaps have not recovered much of the widening since early April and are only approximately 15 bps lower currently. As the market anticipates continued elevated levels of Treasury issuance going forward, and the government runs fiscal deficits at or near $2 trillion per year, swap rates have continued to decline relative to nominal Treasury yields. As a result, swap spreads have become progressively more negative, and spreads of Agency RMBS to swaps have increased.  Swaps are a primary instrument used by the Company to hedge, and while this development has hurt the performance of our hedges and portfolio over the course of the second quarter, it has increased the potential returns associated with investing in new Agency RMBS.

The Agency RMBS index generated a return for the second quarter of 1.1% and a return of -0.3% versus comparable duration swaps, as compared to 1.8% and 0.5%, respectively for these measures, for the investment grade corporate index, and 3.6% and 2.0%, respectively for these measures, for high yield debt.  Total returns for U.S. Treasury securities and most sectors of the fixed income markets generated positive total returns for the quarter, although excess returns, aside from Treasuries, versus comparable duration swaps were mixed.

Within Agency RMBS for the second quarter of 2025, conventional 30-year mortgages generated a total return of 1.0%, 15-year mortgages generated a total return of 1.8% and Ginnie Mae 30-year mortgages generated a total return of 1.1%.  Versus comparable duration swaps the returns were -0.3%, 0.3% and -0.3% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack of coupons were correlated with the duration of the respective securities, as lower coupon, longer duration bonds generated the lowest total returns and the highest coupon – 7.0% - generated the highest total returns.  The range for the lower portion of the coupon stack was 0.0% to 1.4% (for coupons up to 4.5%) and 1.4% to 1.9% for higher coupons.  Excess returns versus comparable duration swaps were inversely related to coupons, as the higher coupons generated excess returns as high as 0.7% but excess returns for lower coupons were generally between -0.8% and -0.1%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed's decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and the second quarter of 2025.  As of June 30, 2025, the Fed had reduced its balance sheet for Agency RMBS by approximately $602 billion from the peak to $2.2 trillion, shedding approximately 44% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since March 2021.

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

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as originally proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry. While implementation of the Basel III Endgame has since stalled, Fed chairman Jerome Powell testified before the U.S. Senate Committee on Banking, Housing and Urban Affairs in June 2025 that the Fed was making a “fresh start” in reworking the Basel III Endgame. On June 27, 2025, the Fed, OCC and FDIC jointly issued a proposed rule to revise the enhanced supplementary leverage ratio for globally systemically important bank holding companies (“GSIBs”), with comments open to the public until August 26, 2025. The proposed rule seeks to promote effective GSIB capital management and remove disincentives for banks to engage in low-risk activities, particularly in the U.S. Treasury market. This shift is expected to free up significant capital, allowing GSIBs greater discretion in asset allocation and potentially fostering increased lending and economic activity.

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

Summary

The second quarter of 2025 was a very turbulent period for financial markets, with two large catalysts driving the volatility. The initial shock, and clearly the larger of the two, was reciprocal tariffs announced by the Trump administration against essentially every trading partner of the United States. This announcement was expected, but the magnitude of the tariffs greatly exceeded market expectations. After the announcement, market conditions resembled those following the outbreak of Covid-19, if only slightly less severe. A week later, the administration announced a pause in implementation of the tariffs for 90 days and markets slowly recovered some semblance of stability. The markets expected a slowdown in economic activity and accelerated inflation as trade wars unfolded. The Fed was expected to be forced to lower rates by 100 bps or more by year end and the Treasury curve steepened. While market conditions remained volatile for the balance of the quarter, the market slowly grew less affected by subsequent developments on the tariff front and most risk assets recovered fully, to a large extent driven by the second catalyst.

The second catalyst emerged as the administration’s focus shifted to their highest legislative objective, the Act. The beneficial impact of the Act on the economy drove expectations as the market became somewhat immunized to tariff developments, especially as the feared surge in inflation failed to materialize, at least to date. In conjunction with this shift in market perception, the incoming economic data proved resilient and expectations for Fed rate cuts continued to subside and get pushed further into the future. Notably for the Company, while risk assets generally recovered from the severe turmoil early in the second quarter, the Agency RMBS sector did not fully recover, as least versus comparable duration hedges, resulting in negative excess returns for the quarter.

As the third quarter unfolds, the trend of strong risk asset performance and resilient economic data continues. The inflation data has begun to show some impact from the tariffs, but the economy appears sufficiently resilient to absorb them, certainly benefiting from continued fiscal stimulus (large fiscal deficits), the unfolding benefits of artificial intelligence, progress on trade negotiations, and a very pro-business administration as evidenced by the Act. The Agency RMBS market continues to languish, although returns available in the market remain elevated. The Company has significantly increased its capital base year-to-date to take advantage of these favorable investment opportunities, while maintaining leverage levels below historical levels.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025 - YTD(1)	0.840	93,603
Totals	$68.730	$798,509

(1)

On July 9, 2025, the Company declared a dividend of $0.12 per share to be paid on August 28, 2025. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2025.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2025 and December 31, 2024, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is common for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2025 and December 31, 2024.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2025
-200 Basis Points	(3.06)%	(23.47)%
-100 Basis Points	(0.94)%	(7.22)%
-50 Basis Points	(0.31)%	(2.38)%
+50 Basis Points	(0.03)%	(0.23)%
+100 Basis Points	(0.38)%	(2.92)%
+200 Basis Points	(1.85)%	(14.20)%
As of December 31, 2024
-200 Basis Points	(1.20)%	(9.41)%
-100 Basis Points	(0.06)%	(0.43)%
-50 Basis Points	0.10%	0.80%
+50 Basis Points	(0.35)%	(2.75)%
+100 Basis Points	(0.93)%	(7.31)%
+200 Basis Points	(2.67)%	(20.99)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2025, we had unrestricted cash and cash equivalents of $440.8 million and unpledged securities of approximately $51.7 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2025.

The table below presents the Company’s share repurchase activity for the three months ended June 30, 2025.

	Total Number		Shares Purchased	Maximum Number
	of Shares of	Weighted-Average	as Part of Publicly	of Shares That May Yet
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
April 1, 2025 - April 30, 2025	1,113,224	$6.52	1,113,224	2,719,137
May 1, 2025 - May 31, 2025	-	-	-	2,719,137
June 1, 2025 - June 30, 2025	2,786	7.01	-	2,719,137
Totals / Weighted Average	1,116,010	$6.52	1,113,224	2,719,137

(1)

Includes 2,786 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

Orchid Island Capital, Inc.
Registrant

Date: July 25, 2025	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: July 25, 2025	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)