Form 10-Q
period 2025-09-30
Orchid Island Capital, Inc.
filed 2025-10-24
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares outstanding at October 23, 2025: 151,712,160

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2025	2024
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $8,319,938 and $5,209,068, respectively)	$8,356,080	$5,253,310
U.S. Treasury securities, available-for-sale (amortized cost of $125,367 and $100,412; includes pledged assets of $125,440 and $100,551, respectively)	125,440	100,551
Cash and cash equivalents	583,887	309,330
Restricted cash	33,321	25,723
Accrued interest receivable	39,353	23,044
Derivative assets	548	9,277
Other assets	405	392
Total Assets	$9,139,034	$5,721,627

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$8,006,978	$5,025,543
Dividends payable	17,815	9,940
Derivative liabilities	2,949	332
Accrued interest payable	22,234	10,750
Due to affiliates	1,498	1,167
Other liabilities	1,471	5,395
Total Liabilities	8,052,945	5,053,127

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common Stock, $0.01 par value; 200,000,000 shares authorized, 148,239,401 shares issued and outstanding as of September 30, 2025 and 82,622,464 shares issued and outstanding as of December 31, 2024	1,482	826
Additional paid-in capital	1,371,337	1,010,306
Accumulated deficit	(287,149)	(342,771)
Accumulated other comprehensive income	419	139
Total Stockholders' Equity	1,086,089	668,500
Total Liabilities and Stockholders' Equity	$9,139,034	$5,721,627

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

 For the Nine and Three Months Ended September 30, 2025 and 2024

($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Interest income	$281,813	$169,581	$108,434	$67,646
Interest expense	(212,027)	(172,428)	(81,515)	(67,306)
Net interest income (expense)	69,786	(2,847)	26,919	340
Realized (losses) gains on mortgage-backed securities	(9,288)	510	-	510
Unrealized gains on mortgage-backed securities	146,504	73,699	59,372	161,564
Losses on derivative and other hedging instruments	(136,717)	(26,858)	(8,772)	(140,825)
Net portfolio income	70,285	44,504	77,519	21,589

Expenses:
Management fees	9,023	6,867	3,294	2,449
Allocated overhead	2,077	1,967	887	637
Incentive compensation	242	470	221	269
Directors' fees and liability insurance	1,006	1,015	334	343
Audit, legal and other professional fees	1,053	1,065	300	269
Direct REIT operating expenses	783	564	309	216
Other administrative	479	439	96	86
Total expenses	14,663	12,387	5,441	4,269

Net income	$55,622	$32,117	$72,078	$17,320
Unrealized gains on U.S. Treasury securities measured at fair value through other comprehensive net income	280	38	94	48
Comprehensive net income	$55,902	$32,155	$72,172	$17,368

Basic and diluted net income per share	$0.48	$0.53	$0.53	$0.24

Weighted Average Shares Outstanding	115,574,062	60,700,959	136,368,958	72,377,373

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total
Balances, January 1, 2025	82,622	$826	$1,010,306	$(342,771)	$139	$668,500
Net income	-	-	-	17,122	-	17,122
Unrealized gain on available-for-sale securities	-	-	-	-	250	250
Cash dividends declared ($0.36 per share)	-	-	(35,729)	-	-	(35,729)
Stock based awards and amortization	23	-	313	-	-	313
Issuance of common stock pursuant to public offerings, net	25,142	252	205,172	-	-	205,424
Balances, March 31, 2025	107,787	$1,078	$1,180,062	$(325,649)	$389	$855,880
Net loss	-	-	-	(33,578)	-	(33,578)
Unrealized loss on available-for-sale securities	-	-	-	-	(64)	(64)
Cash dividends declared ($0.36 per share)	-	-	(42,635)	-	-	(42,635)
Stock based awards and amortization	9	-	201	-	-	201
Issuance of common stock pursuant to public offerings, net	19,884	199	139,217	-	-	139,416
Shares repurchased and retired	(1,113)	(11)	(7,249)	-	-	(7,260)
Balances, June 30, 2025	126,567	$1,266	$1,269,596	$(359,227)	$325	$911,960
Net income	-	-	-	72,078	-	72,078
Unrealized gain on available-for-sale securities	-	-	-	-	94	94
Cash dividends declared ($0.36 per share)	-	-	(50,588)	-	-	(50,588)
Stock based awards and amortization	7	-	200	-	-	200
Issuance of common stock pursuant to public offerings, net	21,665	216	152,129	-	-	152,345
Balances, September 30, 2025	148,239	$1,482	$1,371,337	$(287,149)	$419	$1,086,089

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

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

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

($ in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,622	$32,117
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	135	334
Net discount accretion on U.S. Treasury securities	(511)	(3,724)
Realized losses (gains) on mortgage-backed securities	9,288	(510)
Unrealized gains on mortgage-backed securities	(146,504)	(73,699)
Realized and unrealized losses on derivative instruments	158,059	93,902
Changes in operating assets and liabilities:
Accrued interest receivable	(16,309)	(7,917)
Other assets	(13)	(159)
Accrued interest payable	11,484	8,433
Other liabilities	610	535
Due to affiliates	331	164
NET CASH PROVIDED BY OPERATING ACTIVITIES	72,192	49,476

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(4,244,377)	(2,073,150)
Sales and maturities	733,904	288,242
Principal repayments	544,919	310,325
Purchases of U.S. Treasury securities, available-for-sale	(74,098)	(196,026)
Proceeds from maturity of U.S. Treasury securities, available-for-sale	50,000	200,000
Net payments on derivative instruments	(150,665)	(126,851)
NET CASH USED IN INVESTING ACTIVITIES	(3,140,317)	(1,597,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	44,874,923	30,279,982
Principal payments on repurchase agreements	(41,893,488)	(28,754,760)
Cash dividends	(120,976)	(64,065)
Proceeds from issuance of common stock, net of issuance costs	497,185	223,698
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(7,364)	(3,443)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,350,280	1,681,412

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	282,155	133,428
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	335,053	200,289
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$617,208	$333,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$200,543	$163,995

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

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

On March 7, 2023, Orchid entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of gross proceeds from the sales of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. The Company issued a total of 24,675,497 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $228.8 million and net proceeds of approximately $225.0 million, after commissions and fees, prior to its termination in June 2024.

On June 11, 2024, Orchid entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of gross proceeds from the sales of shares of the Company’s common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. The Company issued a total of 30,513,253 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million and net proceeds of approximately $245.8 million, after commissions and fees, prior to its termination in February 2025.

On February 24, 2025, Orchid entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of gross proceeds from the sales of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. On  July 28, 2025, the February 2025 Equity Distribution Agreement was amended to increase the aggregate amount of gross proceeds from shares the sales of shares that may be offered by $150,000,000 to a total of $500,000,000. Through September 30, 2025, the Company issued a total of 56,019,745 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $420.2 million, and net proceeds of approximately $413.5 million, after commissions and fees. Subsequent to September 30, 2025, the Company issued a total of 3,472,759 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $25.0 million, and net proceeds of approximately $24.6 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The balance sheet at  December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of September 30, 2025.

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

(in thousands)
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$583,887	$309,330
Restricted cash	33,321	25,723
Total cash, cash equivalents and restricted cash	$617,208	$335,053

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

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of September 30, 2025 and December 31, 2024:

(in thousands)
	September 30, 2025			December 31, 2024
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate Mortgages	$8,253,714	$8,421,372	$8,341,899	$5,431,274	$5,540,596	$5,237,812
Total Pass-Through Certificates	8,253,714	8,421,372	8,341,899	5,431,274	5,540,596	5,237,812
Structured RMBS Certificates:
Interest-Only Securities(2)	n/a	15,868	13,975	n/a	17,334	15,308
Inverse Interest-Only Securities(3)	n/a	1,254	206	n/a	1,498	190
Total Structured RMBS Certificates		17,122	14,181		18,832	15,498
Total	$8,253,714	$8,438,494	$8,356,080	$5,431,274	$5,559,428	$5,253,310

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $78.4 million and $85.8 million as of September 30, 2025 and December 31, 2024, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $18.4 million and $22.0 million as of September 30, 2025 and December 31, 2024, respectively.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the nine months ended September 30, 2025 and 2024.

(in thousands)
	Nine Months Ended September 30,
	2025	2024
Proceeds from sales of RMBS (1)	$733,904	$288,242
Carrying value of RMBS sold	(743,192)	(287,732)
Net (loss) gain on sales of RMBS	$(9,288)	$510

Gross gain on sales of RMBS	$-	$510
Gross loss on sales of RMBS	(9,288)	-
Net (loss) gain on sales of RMBS	$(9,288)	$510

(1)	During the nine months ended September 30, 2024, the Company resecuritized RMBS with a fair value of $221.7 million by transferring the RMBS into a larger RMBS that is backed by the transferred RMBS. The Company retained the entire larger RMBS. No gain or loss was recorded on this resecuritization.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

The following table presents the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of  September 30, 2025 and December 31, 2024. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2025
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,205	$408	$-	$100,613
U.S. Treasury Bill maturing 12/4/2025	24,816	11	-	24,827
	$125,021	$419	$-	$125,440
December 31, 2024
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,412	$139	$-	$100,551
	$100,412	$139	$-	$100,551

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2025, the Company had met all margin call requirements.

As of September 30, 2025 and December 31, 2024, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$6,396,320	$1,416,980	$544,669	$8,357,969
Repurchase agreement liabilities associated with these securities	$-	$6,128,953	$1,355,453	$522,572	$8,006,978
Net weighted average borrowing rate	-	4.37%	4.26%	4.13%	4.33%
December 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$4,850,491	$199,993	$181,437	$5,231,921
Repurchase agreement liabilities associated with these securities	$-	$4,656,303	$192,338	$176,902	$5,025,543
Net weighted average borrowing rate	-	4.66%	4.56%	4.76%	4.66%

In addition, cash pledged to counterparties for repurchase agreements was approximately $26.4 million and $22.8 million as of September 30, 2025 and December 31, 2024, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2025, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $354.6 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at September 30, 2025 or  December 31, 2024.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of September 30, 2025 and December 31, 2024.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Interest rate swaps	Derivative assets, at fair value	$-	$4,574
TBA securities	Derivative assets, at fair value	548	4,703
Total derivative assets, at fair value		$548	$9,277

Liabilities
Interest rate swaps	Derivative liabilities, at fair value	$2,267	$-
TBA securities	Derivative liabilities, at fair value	$682	$332
Total derivative liabilities, at fair value		$2,949	$332

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$6,434	$2,625
TBA securities (including margin paid on unsettled trades)	Restricted cash	530	280
TBA securities (including margin received on unsettled trades)	Other liabilities	(330)	(4,282)
Total margin balances on derivative contracts		$6,634	$(1,377)

T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin,” is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at September 30, 2025 and December 31, 2024.

($ in thousands)
	September 30, 2025
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
December 2025 5-year T-Note futures (Dec 2025 - Dec 2030 Hedge Period)	$562,500	3.67%	3.67%	$54
December 2025 10-year T-Note futures (Dec 2025 - Dec 2035 Hedge Period)	228,500	3.97%	3.91%	(997)
December 2025 10-year Ultra futures (Dec 2025 - Dec 2035 Hedge Period)	197,500	4.23%	4.13%	(1,855)
SOFR Futures Contracts (Short Positions)
December 2025 3-Month SOFR futures (Sep 2025 - Dec 2025 Hedge Period)	$97,500	4.00%	4.04%	$43
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	97,500	3.73%	3.69%	(46)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	97,500	3.55%	3.50%	(52)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	97,500	3.38%	3.29%	(91)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	97,500	3.27%	3.15%	(116)
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	97,500	3.22%	3.10%	(119)
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	97,500	3.21%	3.08%	(119)
ERIS SOFR Swap Futures Contracts (Short Positions)(3)
December 2025 5-Year Term, 3.75% fixed rate, (Dec 2025 - Dec 2030 Hedge Period)	$10,000	3.20%	3.36%	$78

($ in thousands)
	December 31, 2024
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2025 5-year T-Note futures (Mar 2025 - Mar 2030 Hedge Period)	$312,500	4.22%	4.37%	$1,890
March 2025 10-year T-Note futures (Mar 2025 - Mar 2035 Hedge Period)	93,500	4.30%	4.49%	1,119
March 2025 10-year Ultra futures (Mar 2025 - Mar 2035 Hedge Period)	32,500	4.25%	4.58%	914

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $109.20 at  September 30, 2025 and $106.30 at  December 31, 2024. The contract values of the short positions were $614.2 million and $332.2 million at  September 30, 2025 and  December 31, 2024, respectively. 10-Year T-Note futures contracts were valued at a price of $112.50 at  September 30, 2025 and $108.75 at  December 31, 2024. The contract values of the short positions were $257.1 million and $101.7 million at  September 30, 2025 and  December 31, 2024, respectively. 10-Year Ultra futures contracts were valued at a price of $115.08 at  September 30, 2025 and $111.31 at  December 31, 2024. The contract values of the short positions were $227.3 million and $36.2 million at  September 30, 2025 and  December 31, 2024, respectively.

(3)	ERIS swap futures are exchange traded futures that replicate the cash flows of an underlying swap position.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at September 30, 2025 and December 31, 2024.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
September 30, 2025
Expiration > 1 to ≤ 5 years	$1,922,500	2.90%	4.24%	3.7
Expiration > 5 years	2,020,800	3.69%	4.27%	7.0
	$3,943,300	3.31%	4.25%	5.4
December 31, 2024
Expiration > 1 to ≤ 5 years	$1,450,000	1.69%	4.58%	3.4
Expiration > 5 years	2,066,800	3.55%	4.52%	7.0
	$3,516,800	2.78%	4.54%	5.5

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

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of   September 30, 2025 and  December 31, 2024.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
September 30, 2025
15-Year TBA securities:
5.0%	$250,000	$252,422	$252,715	$293
30-Year TBA securities:
5.5%	(282,000)	(284,018)	(284,445)	(427)
	$(32,000)	$(31,596)	$(31,730)	$(134)
December 31, 2024
15-Year TBA securities:
5.0%	$50,000	$50,074	$49,742	$(332)
30-Year TBA securities:
3.0%	(200,000)	(174,406)	(169,703)	4,703
Total	$(150,000)	$(124,332)	$(119,961)	$4,371

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income for the nine and three months ended September 30, 2025 and 2024.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Interest rate futures contracts (short position)	$(26,789)	$16,100	$(3,159)	$(14,668)
Interest rate swaps	(102,549)	(39,469)	(2,298)	(110,085)
Payer swaptions (long positions)	-	(72)	-	-
Dual digital option	-	(500)	-	(105)
TBA securities (short positions)	(8,908)	(3,370)	(4,272)	(16,315)
TBA securities (long positions)	1,529	453	957	348
Total	$(136,717)	$(26,858)	$(8,772)	$(140,825)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2025 and December 31, 2024.

(in thousands)
	September 30, 2025			December 31, 2024
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$8,305,758	$-	$8,305,758	$5,193,570	$-	$5,193,570
Structured RMBS - fair value	14,180	-	14,180	15,498	-	15,498
U.S. Treasury securities	-	125,440	125,440	-	100,551	100,551
Accrued interest on pledged securities	38,031	1,169	39,200	22,852	-	22,852
Restricted cash	26,357	6,964	33,321	22,818	2,905	25,723
Total	$8,384,326	$133,573	$8,517,899	$5,254,738	$103,456	$5,358,194

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of September 30, 2025 and December 31, 2024.

(in thousands)
	September 30, 2025			December 31, 2024

	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Orchid	Agreements	Agreements	Total	Agreements	Agreements	Total
Cash	$3,193	$330	$3,523	$4,465	$4,282	$8,747
U.S. Treasury securities - fair value	512	-	512	4,146	-	4,146
Total	$3,705	$330	$4,035	$8,611	$4,282	$12,893

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2025 and December 31, 2024.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
September 30, 2025
TBA securities	$548	$-	$548	$-	$(330)	$218
	$548	$-	$548	$-	$(330)	$218
December 31, 2024
Interest rate swaps	$4,574	$-	$4,574	$-	$-	$4,574
TBA securities	4,703	-	4,703	-	(4,282)	421
	$9,277	$-	$9,277	$-	$(4,282)	$4,995

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
September 30, 2025
Repurchase Agreements	$8,006,978	$-	$8,006,978	$(7,980,621)	$(26,357)	$-
Interest rate swaps	2,267	-	2,267	-	-	2,267
TBA securities	682	-	682	-	(530)	152
	$8,009,927	$-	$8,009,927	$(7,980,621)	$(26,887)	$2,419
December 31, 2024
Repurchase Agreements	$5,025,543	$-	$5,025,543	$(5,002,725)	$(22,818)	$-
TBA securities	332	-	332	-	(280)	52
	$5,025,875	$-	$5,025,875	$(5,002,725)	$(23,098)	$52

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the nine months ended September 30, 2025 and the year ended  December 31, 2024, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2025
At the Market Offering Program(3)	First Quarter	$8.17	25,142,046	$205,424
At the Market Offering Program(3)	Second Quarter	7.01	19,884,204	139,416
At the Market Offering Program(3)	Third Quarter	7.03	21,664,659	152,345
			66,690,909	$497,185
2024
At the Market Offering Program(3)	First Quarter	$8.80	1,490,075	$13,109
At the Market Offering Program(3)	Second Quarter	8.40	11,990,383	100,698
At the Market Offering Program(3)	Third Quarter	8.25	13,314,022	109,891
At the Market Offering Program(3)	Fourth Quarter	7.86	4,533,067	35,630
			31,327,547	$259,328

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into 13 equity distribution agreements, 12 of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

Increase in Authorized Shares

On  October 24, 2025, the Company amended its charter, increasing the number of shares authorized to 420,000,000, consisting of 400,000,000 shares of Common Stock, $0.01 par value per share, and 20,000,000 shares of Preferred Stock, $0.01 value per share. The aggregate par value of all authorized shares of stock having par value is $4,200,000.

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

From the inception of the stock repurchase program through September 30, 2025, the Company repurchased a total of 6,257,826 shares at an aggregate cost of approximately $84.8 million, including commissions and fees, for a weighted average price of $13.55 per share. During the nine months ended September 30, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. There were no shares repurchased during the three months September 30, 2025. During the year ended  December 31, 2024, the Company repurchased a total of 396,241 shares at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share. The remaining authorization under the stock repurchase program as of  October 23, 2025 was 2,719,137 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025 - YTD(1)	1.200	147,192
Totals	$69.090	$852,098

(1)

On October 15, 2025, the Company declared a dividend of $0.12 per share to be paid on November 26, 2025. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of September 30, 2025.

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

The following table presents information related to PUs outstanding during the nine months ended September 30, 2025 and 2024.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	80,201	$10.12	95,768	$12.48
Granted	18,137	8.27	36,773	8.62
Forfeited(1)(2)	(2,393)	9.13	(14,365)	12.48
Vested and issued	(34,479)	10.84	(29,299)	14.16
Unvested, end of period	61,466	$9.21	88,877	$10.33

Compensation expense during period		$242		$303
Unrecognized compensation expense, end of period		$215		$432
Intrinsic value, end of period		$431		$731
Weighted-average remaining vesting term (in years)		1.0		1.2

(1)	During 2025, a participant's service as an employee of the Manager ended resulting in the forfeiture of 2,393 PUs as provided in the Plans (as defined below).
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

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2025 and 2024. All of the fully vested shares of common stock issued during the nine months ended September 30, 2025 and 2024, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2024 and 2023, respectively.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2025	2024
Fully vested shares granted	18,137	36,773
Weighted average grant date price per share	$8.27	$8.62
Compensation expense related to fully vested shares of common stock awards (1)	$150	$317

(1)

The awards issued during the years ended  December 31, 2025 and 2024 were granted with respect to service performed in 2024 and 2023, respectively. Compensation expense accrued related to the share awards was $0.2 million for both nine month periods ended September 30, 2025 and 2024.

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

The following table presents information related to the DSUs outstanding during the nine months ended September 30, 2025 and 2024.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	154,385	$12.98	96,704	$15.69
Granted and vested	57,516	7.41	41,007	8.54
Outstanding, end of period	211,901	$11.47	137,711	$13.56

Compensation expense during period		$343		$315
Intrinsic value, end of period		$1,485		$1,132

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies as of  September 30, 2025.

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

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the nine and three months ended September 30, 2025 and 2024. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2025 and 2024.

(in thousands, except per share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income - Basic and diluted	$55,622	$32,117	$72,078	$17,320
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	148,239	78,083	148,239	78,083
Unvested dividend eligible share based compensation outstanding at the balance sheet date	273	227	273	227
Effect of weighting	(32,938)	(17,609)	(12,143)	(5,933)
Weighted average shares-basic and diluted	115,574	60,701	136,369	72,377
Net income per common share:
Basic and diluted	$0.48	$0.53	$0.53	$0.24

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

RMBS, U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2025 and 2024. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  September 30, 2025 and December 31, 2024. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Mortgage-backed securities	$-	$8,356,080	$-
U.S. Treasury securities	125,440	-	-
Interest rate swaps	-	(2,267)	-
TBA securities	-	(134)	-
December 31, 2024
Mortgage-backed securities	$-	$5,253,310	$-
U.S. Treasury securities	100,551	-	-
Interest rate swaps	-	4,574	-
TBA securities	-	4,371	-

During the nine and three months ended September 30, 2025 and 2024, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $11.9 million and $4.5 million for the nine and three months ended September 30, 2025, respectively, compared to approximately $9.4 million and $3.3 million for the nine and three months ended September 30, 2024, respectively. At September 30, 2025 and December 31, 2024, the net amount due to affiliates was approximately $1.5 million and $1.2 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of September 30, 2025, Bimini owned 569,071 shares, or 0.4%, of the Company’s common stock.

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

Capital Raising Activities

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of gross proceeds from the sales of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 24,675,497 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $228.8 million and net proceeds of approximately $225.0 million, after commissions and fees, prior to its termination in June 2024.

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of gross proceeds from the sales of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 30,513,253 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million and net proceeds of approximately $245.8 million, after commissions and fees, prior to its termination in February 2025.

On February 24, 2025, we entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. On July 28, 2025, the February 2025 Equity Distribution Agreement was amended to increase the aggregate amount of gross proceeds from the sales of shares that may be offered by $150,000,000 to a total of $500,000,000. Through September 30, 2025, we issued a total of 56,019,745 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $420.2 million, and net proceeds of approximately $413.5 million, after commissions and fees. Subsequent to September 30, 2025, we issued a total of 3,472,759 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $25.0 million, and net proceeds of approximately $24.6 million, after commissions and fees.

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

From the inception of the stock repurchase program through September 30, 2025, the Company repurchased a total of 6,257,826 shares at an aggregate cost of approximately $84.8 million, including commissions and fees, for a weighted average price of $13.55 per share. During the nine months ended September 30, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately 7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. During the year ended December 31, 2024, the Company repurchased a total of 396,241 shares at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share. The remaining authorization under the stock repurchase program as of October 23, 2025 was 2,719,137 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of funds, including decreases in the Fed Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2024 and 2025, or potential additional changes in the Fed Funds rate;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2025, as compared to the Company’s results of operations for the nine and three months ended September 30, 2024.

Net Income Summary

Net income for the nine months ended September 30, 2025 was $55.6 million, or $0.48 per share. Net income for the nine months ended September 30, 2024 was $32.1 million, or $0.53 per share. Net income for the three months ended September 30, 2025 was $72.1 million, or $0.53 per share. Net income for the three months ended September 30, 2024 was $17.3 million, or $0.24 per share. The components of net income for the nine and three months ended September 30, 2025 and 2024, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Interest income	$281,813	$169,581	$112,232	$108,434	$67,646	$40,788
Interest expense	(212,027)	(172,428)	(39,599)	(81,515)	(67,306)	(14,209)
Net interest income (expense)	69,786	(2,847)	72,633	26,919	340	26,579
Gains on RMBS and derivative contracts	499	47,351	(46,852)	50,600	21,249	29,351
Net portfolio income	70,285	44,504	25,781	77,519	21,589	55,930
Expenses	(14,663)	(12,387)	(2,276)	(5,441)	(4,269)	(1,172)
Net income	$55,622	$32,117	$23,505	$72,078	$17,320	$54,758

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

Described below are the Company’s results of operations for the nine months ended September 30, 2025 and 2024, and for each quarter in 2025 to date and 2024.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Income (Loss)			Income (Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
September 30, 2025	$72,078	$50,600	$21,478	$0.53	$0.37	$0.16
June 30, 2025	(33,578)	(51,736)	18,158	(0.29)	(0.45)	0.16
March 31, 2025	17,122	1,635	15,487	0.18	0.02	0.16
December 31, 2024	5,545	1,759	3,786	0.07	0.02	0.05
September 30, 2024	17,320	21,249	(3,929)	0.24	0.29	(0.05)
June 30, 2024	(4,979)	98	(5,077)	(0.09)	-	(0.09)
March 31, 2024	19,776	26,004	(6,228)	0.38	0.50	(0.12)
Nine Months Ended
September 30, 2025	$55,622	$499	$55,123	$0.48	$-	$0.48
September 30, 2024	32,117	47,351	(15,234)	0.53	0.78	(0.25)

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2025 and 2024, and for each quarter in 2025 to date and 2024.

Gains (Losses) on Derivative Instruments
(in thousands)
				Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2025	$(8,772)	$(4,272)	$957	$21,872	$(27,329)
June 30, 2025	(53,286)	(7,662)	472	20,937	(67,033)
March 31, 2025	(74,659)	3,026	100	20,912	(98,697)
December 31, 2024	160,412	9,937	(683)	27,782	123,376
September 30, 2024	(140,825)	(16,315)	348	31,924	(156,782)
June 30, 2024	26,068	3,042	-	29,459	(6,433)
March 31, 2024	87,899	9,903	105	27,587	50,304
Nine Months Ended
September 30, 2025	$(136,717)	$(8,908)	$1,529	$63,721	$(193,059)
September 30, 2024	(26,858)	(3,370)	453	88,970	(112,911)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative		Net Interest Income
			Instruments		GAAP
	GAAP	GAAP	Attributed	Economic	Net Interest	Economic
	Interest	Interest	to Current	Interest	Income	Net Interest
	Income	Expense	Period(1)	Expense(2)	(Expense)	Income(3)
Three Months Ended
September 30, 2025	$108,434	$81,515	$21,872	$59,643	$26,919	$48,791
June 30, 2025	92,289	69,135	20,937	48,198	23,154	44,091
March 31, 2025	81,090	61,377	20,912	40,465	19,713	40,625
December 31, 2024	71,996	63,853	27,782	36,071	8,143	35,925
September 30, 2024	67,646	67,306	31,924	35,382	340	32,264
June 30, 2024	53,064	53,761	29,459	24,302	(697)	28,762
March 31, 2024	48,871	51,361	27,587	23,774	(2,490)	25,097
Nine Months Ended
September 30, 2025	$281,813	$212,027	$63,721	$148,306	$69,786	$133,507
September 30, 2024	169,581	172,428	88,970	83,458	(2,847)	86,123

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the nine months ended September 30, 2025, we earned net interest income of $69.8 million, consisting of $281.8 million of interest income from RMBS assets, offset by $212.0 million of interest expense on borrowings. For the comparable period ended September 30, 2024, we incurred $2.8 million of net interest expense, consisting of $169.6 million of interest income from RMBS assets offset by $172.4 million of interest expense on borrowings. The $112.2 million increase in interest income was due to a 30 basis point ("bps") increase in the yield on average RMBS, combined with a $2.5 billion increase in average RMBS. The $39.6 million increase in interest expense was due to a $2.4 billion increase in average outstanding borrowings, offset by a 118 bps decrease in the average cost of funds.

During the three months ended September 30, 2025, we earned net interest income of $26.9 million consisting of $108.4 million of interest income from RMBS assets offset by $81.5 million of interest expense on borrowings. For the comparable period ended September 30, 2024, we incurred $0.3 million of net interest income, consisting of $67.6 million of interest income from RMBS assets offset by $67.3 million of interest expense on borrowings. The $40.8 million increase in interest income was due to a 22 bps increase in the yield on average RMBS, combined with a $2.7 billion increase in average RMBS. The $14.2 million increase in interest expense was due to a $2.5 billion increase in average outstanding borrowings, offset by a 117 bps decrease in the average cost of funds.

On an economic basis, our interest expense on borrowings for the nine months ended September 30, 2025 and 2024 was $148.3 million and $83.5 million, respectively, resulting in $133.5 million and $86.1 million of economic net interest income, respectively.

On an economic basis, our interest expense on borrowings for the three months ended September 30, 2025 and 2024 was $59.6 million and $35.4 million, respectively, resulting in $48.8 million and $32.3 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income (expense) and net interest spread for the nine months ended September 30, 2025 and 2024, and for each quarter in 2025 to date and 2024 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2025	$7,674,720	$108,434	5.65%	$7,331,428	$81,515	$59,643	4.45%	3.25%
June 30, 2025	6,865,727	92,289	5.38%	6,537,260	69,135	48,198	4.23%	2.95%
March 31, 2025	5,995,702	81,090	5.41%	5,722,092	61,377	40,465	4.29%	2.83%
December 31, 2024	5,348,057	71,996	5.38%	5,128,207	63,853	36,071	4.98%	2.81%
September 30, 2024	4,984,279	67,646	5.43%	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,203,416	53,064	5.05%	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,887,545	48,871	5.03%	3,708,573	51,361	23,774	5.54%	2.56%
Nine Months Ended
September 30, 2025	$6,845,383	$281,813	5.49%	$6,530,260	$212,027	$148,306	4.33%	3.03%
September 30, 2024	4,358,413	169,581	5.19%	4,175,154	172,428	83,458	5.51%	2.67%

($ in thousands)
	Net Interest Income (Expense)		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2025	$26,919	$48,791	1.20%	2.40%
June 30, 2025	23,154	44,091	1.15%	2.43%
March 31, 2025	19,713	40,625	1.12%	2.58%
December 31, 2024	8,143	35,925	0.40%	2.57%
September 30, 2024	340	32,264	(0.19)%	2.47%
June 30, 2024	(697)	28,762	(0.29)%	2.64%
March 31, 2024	(2,490)	25,097	(0.51)%	2.47%
Nine Months Ended
September 30, 2025	$69,786	$133,507	1.16%	2.46%
September 30, 2024	(2,847)	86,123	(0.32)%	2.52%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 31-32 are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)

Economic interest expense and economic net interest expense presented in the table above and the tables on page 32 includes the effect of our derivative instrument hedges for only the periods presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured RMBS and PT RMBS, for the nine months ended September 30, 2025 and 2024, and for each quarter in 2025 to date and 2024.

($ in thousands)
	Average RMBS Held			Interest Income			Realized Yield on Average RMBS
	PT	Structured		PT	Structured		PT	Structured
	RMBS	RMBS	Total	RMBS	RMBS	Total	RMBS	RMBS	Total
Three Months Ended
September 30, 2025	$7,660,230	$14,490	$7,674,720	$108,212	$222	$108,434	5.65%	6.13%	5.65%
June 30, 2025	6,850,786	14,941	6,865,727	92,030	259	92,289	5.37%	6.93%	5.38%
March 31, 2025	5,980,412	15,290	5,995,702	80,808	282	81,090	5.40%	7.37%	5.41%
December 31, 2024	5,332,441	15,616	5,348,057	71,703	293	71,996	5.38%	7.51%	5.38%
September 30, 2024	4,968,076	16,203	4,984,279	67,328	318	67,646	5.42%	7.87%	5.43%
June 30, 2024	4,186,794	16,622	4,203,416	52,705	359	53,064	5.04%	8.64%	5.05%
March 31, 2024	3,870,794	16,751	3,887,545	48,483	388	48,871	5.01%	9.27%	5.03%
Nine Months Ended
September 30, 2025	$6,830,476	$14,907	$6,845,383	$281,050	$763	$281,813	5.49%	6.82%	5.49%
September 30, 2024	4,341,888	16,525	4,358,413	168,516	1,065	169,581	5.17%	8.60%	5.19%

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $6.5 billion and $4.2 billion and total interest expense of $212.0 million and $172.4 million for the nine months ended September 30, 2025 and 2024, respectively. Our average cost of funds was 4.33% for the nine months ended September 30, 2025, compared to 5.51% for the comparable period in 2024.

We had average outstanding borrowings of $7.3 billion and $4.8 billion and total interest expense of $81.5 million and $67.3 million for the three months ended September 30, 2025 and 2024, respectively. Our average cost of funds was 4.45% for the three months ended September 30, 2025, compared to 5.62% for the comparable period in 2024.

Our economic interest expense was $148.3 million and $83.5 million for the nine months ended September 30, 2025 and 2024, respectively. There was a 36 bps increase in the average economic cost of funds to 3.03% for the nine months ended September 30, 2025, from 2.67% for the nine months ended September 30, 2024.

Our economic interest expense was $59.6 million and $35.4 million for the three months ended September 30, 2025 and 2024, respectively. There was a 29 bps increase in the average economic cost of funds to 3.25% for the three months ended September 30, 2025, from 2.96% for the three months ended September 30, 2024.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 14 bps above the one-month average SOFR and 8 bps above the six-month average SOFR for the quarter ended September 30, 2025. Our average economic cost of funds was 106 bps below the average one-month SOFR and 112 bps below the average six-month SOFR for the quarter ended September 30, 2025. The average term to maturity of the outstanding repurchase agreements was 39 days at September 30, 2025 and 26 days at December 31, 2024.

The tables below present the average balance of borrowings outstanding, interest expense and average cost of funds, and average one-month and six-month SOFR rates for the nine months ended September 30, 2025 and 2024, and for each quarter in 2025 to date and 2024, on both a GAAP and economic basis.

($ in thousands)
	Average	Interest Expense		Average Cost of Funds
	Balance of	GAAP	Economic	GAAP	Economic
	Borrowings	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2025	$7,331,428	$81,515	$59,643	4.45%	3.25%
June 30, 2025	6,537,260	69,135	48,198	4.23%	2.95%
March 31, 2025	5,722,092	61,377	40,465	4.29%	2.83%
December 31, 2024	5,128,207	63,853	36,071	4.98%	2.81%
September 30, 2024	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,708,573	51,361	23,774	5.54%	2.56%
Nine Months Ended
September 30, 2025	$6,530,260	$212,027	$148,306	4.33%	3.03%
September 30, 2024	4,175,154	172,428	83,458	5.51%	2.67%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
September 30, 2025	4.31%	4.37%	0.14%	0.08%	(1.06)%	(1.12)%
June 30, 2025	4.32%	4.37%	(0.09)%	(0.14)%	(1.37)%	(1.42)%
March 31, 2025	4.33%	4.55%	(0.04)%	(0.26)%	(1.50)%	(1.72)%
December 31, 2024	4.53%	5.03%	0.45%	(0.05)%	(1.72)%	(2.22)%
September 30, 2024	5.16%	5.37%	0.46%	0.25%	(2.20)%	(2.41)%
June 30, 2024	5.34%	5.39%	0.00%	(0.05)%	(2.93)%	(2.98)%
March 31, 2024	5.32%	5.39%	0.22%	0.15%	(2.76)%	(2.83)%
Nine Months Ended
September 30, 2025	4.32%	4.43%	0.01%	(0.10)%	(1.29)%	(1.40)%
September 30, 2024	5.27%	5.38%	0.24%	0.13%	(2.60)%	(2.71)%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2025 and 2024.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Realized (losses) gains on sales of RMBS	$(9,288)	$510	$(9,798)	$-	$510	$(510)
Unrealized gains on RMBS	146,504	73,699	72,805	59,372	161,564	(102,192)
Total gains on RMBS	137,216	74,209	63,007	59,372	162,074	(102,702)
(Losses) gains on interest rate futures	(26,789)	16,100	(42,889)	(3,159)	(14,668)	11,509
Losses on interest rate swaps	(102,549)	(39,469)	(63,080)	(2,298)	(110,085)	107,787
Losses on payer swaptions (long positions)	-	(72)	72	-	-	-
Losses on dual digital option	-	(500)	500	-	(105)	105
Losses on TBA securities (short positions)	(8,908)	(3,370)	(5,538)	(4,272)	(16,315)	12,043
Gains on TBA securities (long positions)	1,529	453	1,076	957	348	609
Total losses from derivative instruments	$(136,717)	$(26,858)	$(109,859)	$(8,772)	$(140,825)	$132,053

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2025, we received proceeds of $733.9 million from sales of RMBS, resulting in losses of approximately $9.3 million. During the nine months ended September 30, 2024, we received proceeds of $288.2 million from sales of RMBS, resulting in gains of approximately $0.5 million. Approximately $221.7 million of the 2024 proceeds consisted of pools that were consolidated into a larger pool and simultaneously acquired by us. No gain or loss was recorded on this resecuritization.

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

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.35%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					(Premium	Only	Discount Accretion
	Average		Yield on		Amortization)/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
September 30, 2025	$7,674,720	$108,434	5.65%	$59,418	$(1,412)	$60,830	$107,022	5.58%
June 30, 2025	6,865,727	92,289	5.38%	9,264	(1,471)	10,735	90,818	5.29%
March 31, 2025	5,995,702	81,090	5.41%	77,445	2,608	74,837	83,698	5.58%
December 31, 2024	5,348,057	71,996	5.38%	(153,880)	(1,600)	(152,280)	70,396	5.27%
September 30, 2024	4,984,279	67,646	5.43%	161,919	5,048	156,871	72,694	5.83%
June 30, 2024	4,203,416	53,064	5.05%	(26,642)	4,402	(31,044)	57,466	5.47%
March 31, 2024	3,887,545	48,871	5.03%	(62,111)	3,037	(65,148)	51,908	5.34%

(1)	As reported in the Company’s statements of comprehensive income using the fair value accounting method.
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

Expenses

For the nine and three months ended September 30, 2025, the Company’s total operating expenses were approximately $14.7 million, and $5.4 million, respectively, compared to approximately $12.4 million and $4.3 million for the nine and three months ended September 30, 2024. The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2025 and 2024.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Management fees	$9,023	$6,867	$2,156	$3,294	$2,449	$845
Allocated overhead	2,077	1,967	110	887	637	250
Incentive compensation	242	470	(228)	221	269	(48)
Directors fees and liability insurance	1,006	1,015	(9)	334	343	(9)
Audit, legal and other professional fees	1,053	1,065	(12)	300	269	31
Direct REIT operating expenses	783	564	219	309	216	93
Other administrative	479	439	40	96	86	10
Total expenses	$14,663	$12,387	$2,276	$5,441	$4,269	$1,172

As of December 31, 2024 and 2023, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the nine months ended September 30, 2025 and 2024, the Company awarded shares of Company common stock with a fair value of $0.2 million and $0.3 million, respectively. Accrued incentive compensation for the nine months ended September 30, 2025 and 2024 includes a reversal of the over accrual of this liability.

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

The following table summarizes the management fee and overhead allocation expenses for the nine months ended September 30, 2025 and 2024, and for each quarter in 2025 to date and 2024.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2025	$7,674,720	$1,108,307	$3,294	$887	$4,181
June 30, 2025	6,865,727	1,012,986	2,982	582	3,564
March 31, 2025	5,995,702	902,590	2,747	608	3,355
December 31, 2024	5,348,057	817,241	2,487	677	3,164
September 30, 2024	4,984,279	780,010	2,449	637	3,086
June 30, 2024	4,203,416	699,766	2,257	732	2,989
March 31, 2024	3,887,545	672,057	2,161	598	2,759
Nine Months Ended
September 30, 2025	$6,845,383	$1,007,961	$9,023	$2,077	$11,100
September 30, 2024	4,358,413	717,278	6,867	1,967	8,834

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2025, our RMBS portfolio consisted of $8.4 billion of Agency RMBS at fair value and had a weighted average coupon on assets of 5.49%. During the nine months ended September 30, 2025, we received principal repayments of $544.9 million, compared to $310.3 million for the nine months ended September 30, 2024. The average three month prepayment speeds for the quarters ended September 30, 2025 and 2024 were 10.1% and 8.8%, respectively.

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

		Structured
	PT RMBS	RMBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2025	10.1	8.1	10.1
June 30, 2025	10.1	6.3	10.1
March 31, 2025	7.8	4.5	7.8
December 31, 2024	10.6	7.0	10.5
September 30, 2024	8.8	6.4	8.8
June 30, 2024	7.6	7.1	7.6
March 31, 2024	6.0	5.9	6.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of September 30, 2025 and December 31, 2024:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2025
Fixed Rate RMBS	$8,341,899	99.8%	5.51%	334	1-Sep-55
Interest-Only Securities	13,975	0.2%	4.01%	204	25-Jul-48
Inverse Interest-Only Securities	206	0.0%	0.00%	252	15-Jun-42
Total Mortgage Assets	$8,356,080	100.0%	5.49%	333	1-Sep-55
December 31, 2024
Fixed Rate RMBS	$5,237,812	99.7%	5.03%	330	1-Nov-54
Interest-Only Securities	15,308	0.3%	4.01%	212	25-Jul-48
Inverse Interest-Only Securities	190	0.0%	0.00%	261	15-Jun-42
Total Mortgage Assets	$5,253,310	100.0%	4.99%	328	1-Nov-54

($ in thousands)
	September 30, 2025		December 31, 2024
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$4,741,967	56.7%	$3,693,032	70.3%
Freddie Mac	3,614,113	43.3%	1,560,278	29.7%
Total Portfolio	$8,356,080	100.0%	$5,253,310	100.0%

	September 30, 2025	December 31, 2024
Weighted Average Pass-through Purchase Price	$102.33	$102.45
Weighted Average Structured Purchase Price	$18.74	$18.74
Weighted Average Pass-through Current Price	$101.07	$96.44
Weighted Average Structured Current Price	$14.65	$14.38
Effective Duration (1)	2.991	4.200

(1)

Effective duration is the approximate percentage change in price for a 100 bps change in rates. An effective duration of 2.991 indicates that an interest rate increase of 1.0% would be expected to cause a 2.991% decrease in the value of the RMBS in the Company’s investment portfolio at September 30, 2025. An effective duration of 4.200 indicates that an interest rate increase of 1.0% would be expected to cause a 4.200% decrease in the value of the RMBS in the Company’s investment portfolio at December 31, 2024. These figures include the structured securities in the portfolio, but do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2025 and 2024, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2025			2024
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through RMBS	$4,244,377	$101.91	5.45%	$2,073,150	$102.34	5.72%

Borrowings

As of September 30, 2025, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 26 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of September 30, 2025, we had obligations outstanding under the repurchase agreements of approximately $8.0 billion with a net weighted average borrowing cost of 4.33%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 8 to 356 days, with a weighted average remaining maturity of 39 days. Securing the repurchase agreement obligations as of September 30, 2025 are RMBS with an estimated fair value, including accrued interest, of approximately $8.4 billion, and cash pledged to counterparties of approximately $26.4 million. Through October 24, 2025, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2025, with maturities through September 21, 2026.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2025 to date and 2024.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
September 30, 2025	$8,006,978	$8,024,512	$7,331,428	$675,550	9.21%
June 30, 2025	6,655,879	6,655,879	6,537,260	118,619	1.81%
March 31, 2025	6,418,641	6,453,905	5,722,092	696,549	12.17%
December 31, 2024	5,025,543	5,230,871	5,128,207	(102,664)	(2.00)%
September 30, 2024	5,230,871	5,252,365	4,788,287	442,584	9.24%
June 30, 2024	4,345,704	4,354,704	4,028,601	317,103	7.87%
March 31, 2024	3,711,498	3,774,739	3,708,573	2,925	0.08%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage as of September 30, 2025 was 7.4 to 1, compared to 7.3 to 1 as of December 31, 2024.  Our adjusted leverage as of September 30, 2025 was 7.4 to 1, compared to 7.5 to 1 as of December 31, 2024.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
September 30, 2025	$8,006,978	$8,052,944	$(32,000)	$1,086,090	7.4:1	7.4:1
June 30, 2025	6,655,879	6,698,673	-	911,959	7.3:1	7.3:1
March 31, 2025	6,418,641	6,448,404	200,000	855,879	7.5:1	7.8:1
December 31, 2024	5,025,543	5,053,127	(150,000)	668,500	7.5:1	7.3:1
September 30, 2024	5,230,871	5,260,469	(300,000)	656,024	8.0:1	7.6:1
June 30, 2024	4,345,704	4,373,973	(400,000)	555,932	7.8:1	7.1:1
March 31, 2024	3,711,498	3,733,031	(370,700)	481,632	7.7:1	7.0:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient, and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the nine months ended September 30, 2025, haircuts on our pledged collateral remained stable and as of September 30, 2025, our weighted average haircut was approximately 4.1% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of September 30, 2025, we had cash and cash equivalents of $583.9 million. We generated cash flows of $793.9 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $6.5 billion during the nine months ended September 30, 2025.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Capital Expenditures

At September 30, 2025, we had no material commitments for capital expenditures.

Stockholders’ Equity

On March 7, 2023, we entered into an equity distribution agreement (the “March 2023 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of gross proceeds from the sales of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 24,675,497 shares under the March 2023 Equity Distribution Agreement for aggregate gross proceeds of approximately $228.8 million and net proceeds of approximately $225.0 million, after commissions and fees, prior to its termination in June 2024.

On June 11, 2024, we entered into an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) with three sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $250,000,000 of gross proceeds from the sales of shares of our common stock in transactions that were deemed to be “at the market” offerings and privately negotiated transactions. We issued a total of 30,513,253 shares under the June 2024 Equity Distribution Agreement for aggregate gross proceeds of approximately $250.0 million and net proceeds of approximately $245.8 million, after commissions and fees, prior to its termination in February 2025.

On February 24, 2025, we entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $350,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. On July 28, 2025, the February 2025 Equity Distribution Agreement was amended to increase the aggregate amount of gross proceeds from the sales of shares that may be offered by $150,000,000 to a total of $500,000,000. Through September 30, 2025, we issued a total of 56,019,745 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $420.2 million, and net proceeds of approximately $413.5 million, after commissions and fees. Subsequent to September 30, 2025, we issued a total of 3,472,759 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $25.0 million, and net proceeds of approximately $24.6 million, after commissions and fees.

Outlook

Economic Summary

The third quarter may prove to be pivotal.  Offsetting forces have driven economic activity and outlook since the new U.S. presidential administration took office in January. On the one hand the significant tariffs introduced have clouded the economic outlook and added upward pressure on prices – or at least such upward pressure is anticipated even if it hasn’t materialized to the extent expected to date.  On the other hand, the administration has a decidedly pro-business agenda and has enacted the One Big Beautiful Bill Act (the “OBBB”), which made permanent most of the tax legislation originally enacted in 2017 as part of the Tax Cuts and Jobs Act of 2017, with minor revisions. The OBBB is likely to be stimulative for the economy yet unlikely to reduce pressure on the fiscal deficit in the near term, itself a source of stimulus for the economy.  The net effect of these two opposing forces appears, at least for now, to be leaning in the direction of economic weakness, especially for the labor market, which softened during the third quarter. The Chairman of the Fed, has stated the FOMC views the balance of risks as skewed towards economic and labor market weakness versus inflation, with the effects of tariffs causing only a one-time increase in prices versus a persistent source of inflation.  In response to the deterioration in the labor market, the Fed lowered the Fed Funds rate by 25 basis points at their September meeting, and subsequent remarks by the Chairman imply they will do so again at upcoming meetings, consistent with market expectations.

The impact of tariffs on inflation, particularly goods inflation, has yet to meet market expectations although there is evidence of such price pressures emerging.  Further, it remains possible, to the extent tariff-induced price increases have been absorbed by other parties along the supply chain, that such pressure could increase in the future to the extent the price increases are not fully absorbed. There is also the possibility that the stimulative effects of the OBBB and numerous other efforts on the part of the administration to reduce regulations, stimulate growth and onshore of production back into the U.S. could prevail and cause economic growth to rebound, perhaps significantly.  These considerations are behind the subset of Fed officials and market participants that feel economic and labor market weakness, and the need for the Fed to ease monetary policy, is misplaced or will only prove to be temporary.

On October 1, 2025, the U.S. federal government shut down as Congress was unable to agree on a funding bill to keep the government running.  The shutdown of the government prevented most economic data from being released, adding uncertainty to the economic outlook. To the extent the shutdown continues for too long the shutdown itself will become a source of economic weakness as most federal employees go unpaid and the government – the largest consumer in the economy – has limited capacity to spend.

Interest Rates

Interest rate movements during the third quarter were very minor – less than 10 basis points – for all points along the cash U.S. Treasury curve and the SOFR swap curve for maturities longer than 2 years.  For shorter maturities rate movements were larger – and as much as 35 to 40 basis points lower – for maturities inside 2 years.  The largest declines were around the 6-month maturity, reflecting market expectations of interest rate cuts by the Fed over the next two quarters. One-year maturities, in both cash U.S. Treasuries and SOFR swaps, declined by 30 and 22 basis points, respectively, again reflecting market expectations of Fed Funds rate cuts in the near term. Since the end of the third quarter, interest rates have declined slightly more – approximately 10 basis points in the case of longer maturities – as a result of uncertainty surrounding the government shutdown.

As rates were relatively stable for longer maturity U.S. Treasuries and SOFR swaps and lower for shorter duration instruments, both the cash U.S. Treasury curve and SOFR swap curve remained upward sloping and the steepness of both curves increased modestly.  The spread between the 2-year and 10-year U.S. Treasury securities has increased by approximately 5 basis points to approximately 55 basis points at quarter end, and remained in that area since.

While interest rates were relatively unchanged during the quarter, implied volatility in interest rate swaptions declined materially during the quarter. The MOVE index, comprised of a basket of four interest rate swaptions and a widely referenced proxy for interest rate volatility, has been declining since May 2025, when the administration announced reciprocal tariffs.  The index peaked in April at nearly 140 and has declined since, reaching a recent low of just under 70 on October 3, 2025.  The index was at approximately 90 on June 30, 2025.  Declining interest rate volatility is beneficial for Agency RMBS given the prepayment option held by the borrowers of the loans underlying the securities.

The Agency RMBS Market

The market conditions described above – low interest rate volatility and the prospects for reduced funding levels via Fed Funds rate cuts – were generally conducive to Agency RMBS performance.  Spreads to comparable duration U.S. Treasuries and SOFR swaps declined, and most securities generated positive absolute and relative returns.  However, as prevailing mortgage rates available to borrowers declined over the third quarter and into the fourth quarter prepayments have increased for securities with premium prices and expectations for continued high prepayment rates remain. The Mortgage Bankers Association index of 30-year contract rates declined from 6.79% for the week ended June 27, 2025, to 6.46% for the week ended September 26, 2025.  The index has declined slightly more since the end of the third quarter. Secondly, the Trump administration has spoken of privatizing the Enterprises, although it does not appear as if this development is imminent.  If it were to occur, an important consideration would be if the implicit government guarantee of the securities issued by the Enterprises would be retained.  Comments made by the administration to date indicate that they would likely be maintained, but there can be no assurance that would be the case.

The Agency RMBS index generated a return for the third quarter of 2.4% and a return of 1.2% versus comparable duration swaps, as compared to 2.7% and 1.5%, respectively for these measures, for the investment grade corporate index, and 2.4% and 1.3%, respectively for these measures, for high yield debt.  Total returns for U.S. Treasury securities and most sectors of the fixed income markets generated positive total returns and excess returns versus comparable duration swaps for the third quarter.

Within Agency RMBS for the third quarter of 2025, conventional 30-year mortgages generated a total return of 2.6%, 15-year mortgages generated a total return of 1.5% and Ginnie Mae 30-year mortgages generated a total return of 2.2%.  Versus comparable duration swaps, the returns were 1.4%, 0.4% and 1.0% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Because of the prospect of higher prepayment speeds and their negative effects on realized yields, higher coupon and premium dollar price Agency RMBS generated returns that lagged all lower coupons. Absolute returns within the 30-year stack of coupons ranged between 3.1% and 2.5% for par and lower dollar price Agency RMBS, and generally followed the durations of the Agency RMBS, with high duration/lower coupon Agency RMBS generating the highest returns. Agency RMBS with premium prices ranged from 2.3% to 0.7%, again with the longest duration/lowest coupons generating the highest returns. Versus comparable duration swaps, excess returns followed a similar pattern with the exception of the 4.0 and 4.5% coupons generating excess returns higher than surrounding coupon Agency RMBS – the result of market technical developments (a shortage of available bonds versus demand) that emerged during the third quarter. The range of excess returns across the coupon stack ranged from 1.9% for 2.0% coupons to 0.4% for 6.5% securities, and 7.0% securities had a negative excess return of -0.5%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed's decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and the third quarter of 2025.  As of September 30, 2025, the Fed had reduced its balance sheet for Agency RMBS by approximately $654 billion from the peak to $2.1 trillion, shedding approximately 49% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since February 2021. In remarks on October 14, 2025, Fed Chairman Jerome Powell signaled that the Fed may end its balance sheet runoff in the coming months.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. In March 2025, the Trump administration's nominee for FHFA director, Bill Pulte, was confirmed and replaced 14 board members at the Enterprises. Although this led to some speculation in the market regarding an end to conservatorship, the new FHFA director signaled a more cautious approach, stating that significant study on the impact to mortgage rates would need to be done prior to any privatization of the Enterprises. During the third quarter of 2025, the Trump administration signaled an intention to begin the privatization of the Enterprises through an initial public offering, but did not announce that they have taken any formal steps towards such an offering.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as originally proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry. While implementation of the Basel III Endgame has since stalled, Fed Vice Chair for Supervision Michelle Bowman commented in August 2025 that a revised Basel III Endgame is expected to be issued for public comment in early 2026, which the market expects to be more capital-neutral than the original proposal. On June 27, 2025, the Fed, OCC and FDIC jointly issued a proposed rule to revise the enhanced supplementary leverage ratio for globally systemically important bank holding companies (“GSIBs”), with comments open to the public until August 26, 2025. The proposed rule seeks to promote effective GSIB capital management and remove disincentives for banks to engage in low-risk activities, particularly in the U.S. Treasury market. This shift is expected to free up significant capital, allowing GSIBs greater discretion in asset allocation and potentially fostering increased lending and economic activity.

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

Summary

The path of economic performance, the level of interest rates and the performance of Agency RMBS appear to be at a crossroads.  During the third quarter, the path seemed to steer towards slower growth, lower rates and generally solid performance for Agency RMBS. The labor market in particular appears to have weakened significantly over the past two quarters, and the Fed intervened and lowered the Fed Funds rate by 25 basis points in September and appears likely to do so again at their October meeting at least, if not more times at subsequent meetings.  The U.S. federal government shut down again on October 1, 2025, and this has only added to the fear the economy will remain weak.  However, other measures of economic performance, when available, indicate the economy may not be so weak.  Growth, as measured by GDP, remains well above 0%, retail sales and corporate earnings remain strong, developments with artificial intelligence have the potential to materially lift productivity and output, and the administration has a profoundly pro-growth agenda – all of which suggest the current softness may be temporary. The outcome will likely emerge over the next quarter or two.

While it remains to be seen just which path the economy takes going forward, the third quarter was conducive to solid performance for the Agency RMBS market and the Company.  The sector generated positive absolute and excess returns, and the Company generated a positive total return for the quarter as well. The Company continued grow its capital through the issuance of shares of common stock through its at the market program.  While Agency RMBS generated positive returns for the third quarter of 2025, returns available in the sector remain above historical averages. To the extent such favorable market conditions persist,  we expect that new capital can be deployed with the prospects for above average returns.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025 - YTD(1)	1.200	147,192
Totals	$69.090	$852,098

(1)

On October 15, 2025, the Company declared a dividend of $0.12 per share to be paid on November 26, 2025. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of September 30, 2025.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2025 and December 31, 2024, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is common for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2025 and December 31, 2024.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2025
-200 Basis Points	(2.66)%	(20.44)%
-100 Basis Points	(0.79)%	(6.08)%
-50 Basis Points	(0.22)%	(1.70)%
+50 Basis Points	(0.16)%	(1.23)%
+100 Basis Points	(0.67)%	(5.12)%
+200 Basis Points	(2.50)%	(19.20)%
As of December 31, 2024
-200 Basis Points	(1.20)%	(9.41)%
-100 Basis Points	(0.06)%	(0.43)%
-50 Basis Points	0.10%	0.80%
+50 Basis Points	(0.35)%	(2.75)%
+100 Basis Points	(0.93)%	(7.31)%
+200 Basis Points	(2.67)%	(20.99)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2025, we had unrestricted cash and cash equivalents of $583.9 million and unpledged securities of approximately $36.1 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2025.

The table below presents the Company’s share repurchase activity for the three months ended September 30, 2025.

	Total Number		Shares Purchased	Maximum Number
	of Shares of	Weighted-Average	as Part of Publicly	of Shares That May Yet
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
July 1, 2025 - July 31, 2025	-	$-	-	2,719,137
August 1, 2025 - August 31, 2025	-	-	-	2,719,137
September 1, 2025 - September 30, 2025	2,184	6.99	-	2,719,137
Totals / Weighted Average	2,184	$6.99	-	2,719,137

(1)

Includes 2,184 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.

3.1

Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-184538) filed on November 28, 2012 and incorporated herein by reference).

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference).
3.3	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2022 and incorporated herein by reference).
3.4	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 14, 2025 and incorporated herein by reference).
3.5	Articles of Amendment to the Articles of Amendment and Restatement of the Company*
3.6	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 and incorporated herein by reference).
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

Orchid Island Capital, Inc.
Registrant

Date: October 24, 2025	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: October 24, 2025	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)