Form 10-K
period 2025-12-31
Orchid Island Capital, Inc.
filed 2026-02-20
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of June 30, 2025 the aggregate market value of the common stock held by nonaffiliates was $881,144,340

Number of shares outstanding at February 19, 2026: 190,693,392

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the 2026 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Report”).

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

PART I

ITEM 1. BUSINESS

Our Company

Orchid Island Capital, Inc., a Maryland corporation (“Orchid,” the “Company,” “we” or “us”), is a specialty finance company that invests in residential mortgage-backed securities (“RMBS”). The principal and interest payments of these RMBS are guaranteed by the Enterprises or the Government National Mortgage Association (“Ginnie Mae” and, collectively with the Enterprises, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of RMBS as Agency RMBS. Our portfolio consists of two categories of Agency RMBS: (i) traditional pass-through ("PT") Agency RMBS, such as mortgage PT certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs and (ii) structured Agency RMBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. Our website is located at http://ir.orchidislandcapital.com. Information on our website is not part of this Report. Our common stock is listed on the NYSE and trades under the symbol “ORC.”

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

Our Manager

Bimini Capital Management, Inc. (sometimes referred to herein as “Bimini”) managed our portfolio from our inception through the completion of our initial public offering on February 20, 2013. Upon completion of the offering, we became externally managed by Bimini Advisors, LLC (“Bimini Advisors,” or our “Manager”) pursuant to a management agreement. Our Manager is an investment advisor registered with the Securities and Exchange Commission (“SEC”). Additionally, our Manager is a Maryland limited liability company that is a wholly-owned subsidiary of Bimini, which has a long track record of managing investments in Agency RMBS. Bimini commenced active investment management operations in 2003. We believe our relationship with our Manager enables us to leverage our Manager’s established portfolio management resources for each of our targeted asset classes and its infrastructure supporting those resources. Additionally, we have benefitted and expect to continue to benefit from our Manager’s finance and administration functions, which address legal, compliance, investor relations and operational matters, including portfolio management, trade allocation and execution, securities valuation, repurchase agreement trading and clearing, risk management, cybersecurity, information technologies and governance considerations in connection with the performance of its duties.

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

Our Investment and Capital Allocation Strategy

Investment Strategy

Our business objective is to provide attractive risk-adjusted total returns to our investors over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in PT Agency RMBS and structured Agency RMBS. We seek to generate income from (i) the net interest margin on our leveraged PT Agency RMBS portfolio and the leveraged portion of our structured Agency RMBS portfolio, and (ii) the interest income we generate from the unleveraged portion of our structured Agency RMBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, our portfolio through asset selection, liquidity and interest rate risk management.

We fund our PT Agency RMBS and certain of our structured Agency RMBS through repurchase agreements. However, we generally do not employ leverage on our structured Agency RMBS that have no principal balance, such as IOs and IIOs, because those securities contain structural leverage. We may pledge a portion of these assets to increase our cash balance, but we do not intend to invest the cash derived from pledging the assets.

Our target asset categories and principal assets in which we intend to invest are as follows:

Pass-through Agency RMBS

We invest in PT securities, which are securities secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the loan servicer and the guarantor of the securities. PT certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

The payment of principal and interest on mortgage PT securities issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage PT certificates issued by the Enterprises, but not the market value, is guaranteed by the respective agency issuing the security.

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, foreclosure, or accelerated amortization by the borrower. Prepayments result in a return of principal to PT certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

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

Pass-through Agency RMBS loans with characteristics such that prepayment risk is reduced when pooled together are referred to as “specified pools”.  Such securities typically trade at a premium to pools without such favorable characteristics and the magnitude of the premium varies with the perceived benefit of the favorable loan characteristic. Such securities are expected to result in higher realized interest income over time. Examples of such favorable loan characteristics would be lower loan balances. The primary reason is the cost to refinance a mortgage loan is to a large extent fixed. Since the benefit of a lower interest rate and the resulting interest savings over time decline as the outstanding loan balance declines, all else equal the decline in the interest rate must be larger as the outstanding loan balance declines in order to justify the cost to refinance the loan. Additional examples would be loans to borrowers with lower credit scores since such borrowers typically cannot qualify for lower loans as readily as borrowers with higher credit scores. The Company typically allocates a high percentage of its pass-through Agency RMBS to specified pools.

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

The mortgage loans underlying PT certificates can generally be classified into the following categories:

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

Collateral Mortgage Obligation RMBS

CMOs are a type of RMBS, the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by pools of mortgage PT securities issued directly by or under the auspices of the GSEs. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate RMBS are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity to interest rates.

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

Our investment strategy consists of the following components:

●	investing in PT Agency RMBS, including specified pools, CMOs and certain structured Agency RMBS on a leveraged basis to increase returns on the capital allocated to this portfolio;
●

investing in certain structured Agency RMBS, such as IOs and IIOs, generally on an unleveraged basis in order to (i) increase returns due to the structural leverage contained in such securities, (ii) enhance liquidity due to the fact that these securities will be unencumbered or, when encumbered, retain the cash from such borrowings and (iii) diversify portfolio interest rate risk due to the different interest rate sensitivity these securities have compared to PT Agency RMBS;

●	investing in TBAs;
●	investing in Agency RMBS in order to minimize credit risk;
●	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act;
●	investing in assets that will allow us to maintain our qualification as a REIT; and
●	hedging our financing costs in order to protect our net-interest margin during periods of rising short-term interest rates.

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

The PT Agency RMBS portfolio, which includes CMOs issued by the Enterprises, will be leveraged generally through repurchase agreement funding. The structured Agency RMBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. Long positions in TBAs are considered a component of the PT Agency RMBS category. While there is no explicit leverage applied to TBAs via repurchase agreement borrowings, as is the case with PT securities, to accurately reflect our reported leverage ratio, we calculate our leverage both with and without the market value of the net forward agreement as a component of our total leverage exposure for purposes of reporting our leverage ratio and other risk metrics. We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency RMBS has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments.

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities. The principal instruments that the Company has used to date are Treasury Note (“T-Note”), SOFR, federal funds ("Fed Funds") and ERIS SOFR Swap futures contracts, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”), interest rate caps and TBA securities transactions, but the Company may enter into other derivatives in the future.

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

Additionally, our structured Agency RMBS generally exhibit sensitivities to movements in interest rates different than our PT Agency RMBS. To the extent they do so, our structured Agency RMBS may protect us against declines in the market value of our combined portfolio that result from adverse interest rate movements, although we cannot assure you that this will be the case.

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

Because our business may be adversely affected if prepayment rates are different than our projections, we seek to invest in specified pools of Agency RMBS backed by mortgages with well-documented and predictable prepayment histories. To protect against increases in prepayment rates, we invest in Agency RMBS backed by mortgages that we believe are less likely to be prepaid. For example, we invest in Agency RMBS backed by mortgages (i) with loan balances low enough such that a borrower would likely have little incentive to refinance, (ii) extended to borrowers with credit histories weak enough to not be eligible to refinance their mortgage loans, (iii) that are newly originated fixed-rate or hybrid ARMs or (iv) that have interest rates low enough such that a borrower would likely have little incentive to refinance. To protect against decreases in prepayment rates, we may also invest in specified pools of Agency RMBS backed by mortgages with characteristics opposite to those described above, which would typically be more likely to be refinanced. We may also invest in certain types of structured Agency RMBS as a means of mitigating our portfolio-wide prepayment risks. For example, certain tranches of CMOs are less sensitive to increases in prepayment rates, and we may invest in those tranches as a means of hedging against increases in prepayment rates.

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

We treat whole-pool PT Agency RMBS as qualifying real estate assets based on no-action letters issued by the staff of the SEC. In August 2011, the SEC, through a concept release, requested comments on interpretations of Section 3(c)(5)(C). To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption. Our Manager manages our PT Agency RMBS portfolio such that we have sufficient whole-pool PT Agency RMBS to ensure we maintain our exemption from registration under the Investment Company Act. At present, we generally do not expect that our investments in structured Agency RMBS will constitute qualifying real estate assets, but will constitute real estate-related assets for purposes of the Investment Company Act.

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

●	Our use of leverage could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
●	Although structured Agency RMBS are generally subject to the same risks as our PT Agency RMBS, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.
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

We finance our acquisitions of PT Agency RMBS with short-term financing. During periods of rising short-term interest rates, the income we earn on these securities will not change (with respect to Agency RMBS backed by fixed-rate mortgage loans) or will not increase at the same rate (with respect to Agency RMBS backed by ARMs and hybrid ARMs) as our related financing costs, which may reduce our net interest margin or result in losses.

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

Short-term interest rates may become higher than long-term interest rates, which is typically referred to as an inverted U.S. Treasury or yield curve. An inverted yield curve occurred during 2022 through the majority of 2024, and may occur again in the future.  Under such conditions our funding costs may equal or exceed yields available on our assets, adversely impacting our financial condition and results of operations and our ability to pay dividends to our stockholders.

As the Fed began to increase over-night funding rates during 2022, short-term interest rates began to rise faster than longer-term interest rates and eventually the U.S. Treasury yield curve became inverted, whereby yields on short-terms rates exceeded yields on long-term interest rates.  This condition continued into 2023 and through the majority of 2024, and may occur again in the future.  Consistent with this development, funding costs associated with our borrowings increased during these periods relative to yields on our Agency RMBS securities.  As a result, our net interest income declined during these periods.  We employed various hedging strategies to off-set the inverted yield curve.  However, such hedges may not be adequate to protect our interest income if the yield curve inverts again in the future. If the yield curve inverts again in the future, our financial condition, results of operations and our ability to pay dividends to our stockholders could be materially adversely affected.

Increased levels of prepayments on the mortgages underlying our Agency RMBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. To the extent that our PT Agency RMBS are carried at a premium to par, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

●	We could realize the loss of the premium paid on the Agency RMBS.
●	We may have to reinvest the capital from the prepayments at lower prevailing interest rates.
●

PT Agency RMBS backed by ARMs and hybrid ARMs may initially bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If a PT Agency RMBS backed by ARMs or hybrid ARMs is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that Agency RMBS while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the remainder of its expected life.

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

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency RMBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repo transaction under these agreements. Our fixed-rate Agency RMBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our Agency RMBS under adverse market conditions. Because of the significant leverage we have and expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. We have sold Agency RMBS to satisfy margin calls in the past in adverse market conditions. These sales have, and may in the future, cause us to realize losses. Additionally, the liquidation of collateral may jeopardize our ability to maintain our qualification as a REIT, as we must comply with requirements regarding our assets and our sources of gross income. Our failure to maintain our qualification as a REIT would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our net taxable income.

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

There are no perfect hedging strategies, and interest rate hedging has failed in some situations, and may fail in the future, to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur.

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

We calculate our leverage ratio by dividing our total liabilities, adjusted for net notional TBA positions, by total stockholders' equity at the end of each period. Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our PT Agency RMBS and a portion of our structured Agency RMBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency RMBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. For example:

●

our borrowings are secured by our PT Agency RMBS and a portion of our structured Agency RMBS under repurchase agreements. A decline in the market value of the PT Agency RMBS or structured Agency RMBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency RMBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency RMBS, we would experience losses.

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

We invest in structured Agency RMBS, including IOs, IIOs and POs. Although structured Agency RMBS are generally subject to the same risks as our PT Agency RMBS, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.

The structured Agency RMBS in which we invest are securitizations (i) issued by the GSEs, (ii) collateralized by Agency RMBS and (iii) divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in PT Agency RMBS. For example, certain types of structured Agency RMBS, such as IOs, IIOs and POs, are more sensitive to prepayment risks than PT Agency RMBS. If we were to invest in structured Agency RMBS that were more sensitive to prepayment risks relative to other types of structured Agency RMBS or PT Agency RMBS, we may increase our portfolio-wide prepayment risk.

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

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over rising or high interest rates, inflation, economic recession, geopolitical issues including events such as global pandemics, the wars in Ukraine and Israel, policy priorities of the U.S. presidential administration, tariffs or trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown have in the past contributed, and may contribute in the future, to increased volatility and diminished expectations for the economy and markets.

Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets have in the past adversely affected, and may adversely affect in the future, the performance and market value of our Agency RMBS. If these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability and financial condition may be adversely affected if we are unable to obtain cost-effective financing for our investments.

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

Agency RMBS might experience periods of illiquidity. Such conditions are more likely to occur for structured Agency RMBS because such securities are generally traded in markets much less liquid than the PT Agency RMBS market. As a result, we may be unable to dispose of our Agency RMBS at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets as well as legal or contractual restrictions on resale. The illiquidity of Agency RMBS could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

When we engage in a repo transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically less than 90 days but may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. Many financial institutions from which we may obtain repurchase agreement financing have increased their haircuts in the past and may do so again in the future. When these haircuts are increased, we are required to post additional cash or securities as collateral for our Agency RMBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repo transaction if the value of the underlying securities had declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repo transactions could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as T-Note, Fed Funds, SOFR and ERIS SOFR Swap futures contracts and interest rate swaps, are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, for example, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have in the past experienced an increase in haircuts on financings we have rolled, and may again in the future. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As of December 31, 2025, we had met all margin call requirements, but a sufficiently deep and/or rapid increase in margin calls or haircuts could have an adverse impact on our liquidity.

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

We believe the risks associated with our business may be more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Declining real estate values have in the past reduced, and in the future will likely reduce, the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be unable to refinance their loans or sell their homes to facilitate relocating to a less distressed area of the country – thus lowering prepayment activity on our portfolio of Agency RMBS.  To the extent securities in our portfolio of Agency RMBS are carried at prices below par, this would reduce the yield we realize on our portfolio, and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

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

As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers of the Enterprises with the goal of preserving and conserving their assets. At various times since implementation of the conservatorship, Congress and U.S. presidential administrations have considered structural changes to the Enterprises. The market value of Agency RMBS today is highly dependent on the continued support of the Enterprises by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed, or if the Enterprises are released from conservatorship, the market value of Agency RMBS could significantly decline, making it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between the Enterprises and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued by the Enterprises. It may also interrupt the cash flow received by investors on the underlying Agency RMBS.

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

As of February 19, 2026, Bimini owned approximately 0.3% of our outstanding shares of common stock. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment.

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

The market value of shares of our common stock may be based primarily upon current and expected future cash dividends and our book value. The market price of shares of our common stock may be influenced by the dividends on those shares relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which could adversely affect the market price of shares of our common stock. In addition, our book value could decrease, which could reduce the market price of our common stock to the extent our common stock trades relative to our book value. As a result, the market price of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

●	actual or anticipated variations in our operating results or distributions;
●	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
●	the market valuations of Agency RMBS;
●	increases in market interest rates that lead purchasers of our common stock to expect a higher dividend yield;
●	government action or regulation;
●	changes in our book value;

●	changes in market valuations of similar companies;
●	sales of shares of our common stock, the availability of shares of our common stock, or the perception that these sales could occur;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	a change in our Manager or additions or departures of key management personnel;
●	actions by institutional stockholders;
●	speculation in the press or investment community; and
●	general market and economic conditions.

We cannot make any assurances that the market price of our common stock will not fluctuate or decline significantly in the future.

Risks Related to Our Organization and Structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to pay distributions to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act, because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets (including our qualifying real estate assets). We treat GSE whole-pool residential mortgage PT securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets based on no-action letters issued by the SEC. To the extent that the SEC publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption.

If we fail to qualify for this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and our ability to distribute dividends. For example, if the market value of our investments in CMOs or structured Agency RMBS, neither of which are qualifying real estate assets for Investment Company Act purposes, were to increase by an amount that resulted in less than 55% of our assets being invested in PT Agency RMBS, we might have to sell CMOs or structured Agency RMBS in order to maintain our exemption from the Investment Company Act. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including Agency RMBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities, and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and period reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

To continue to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deductions for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

●	85% of our REIT ordinary income for that year;
●	95% of our REIT capital gain net income for that year; and
●	any undistributed taxable income from prior years.

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

Even if we qualify for taxation as a REIT, we may face other tax liabilities that reduce our cash flows.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us (but is not required to be distributed to us at regular corporate rates).

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

To maintain our qualification as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

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

Messrs. Cauley and Haas each hold undergraduate and graduate degrees in their respective fields, and each have over twenty years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NYSE under the symbol “ORC.” As of February 19, 2026, we had 190,693,392 shares of common stock issued and outstanding which were held by 12 stockholders of record and approximately 90,000 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

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

Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return on our common stock, with the cumulative total return of the S&P 500 Total Return Index and the FTSE NAREIT Mortgage REIT Index for the period beginning December 31, 2020, and ending December 31, 2025. The performance graph was prepared based on the following assumptions: (i) $100 was invested in the Company's common stock, the S&P 500 Total Return Index and the FTSE NAREIT Mortgage REIT Index on December 31, 2020, and (ii) dividends were reinvested on the relevant payment dates. The information in the performance chart and the table below has been obtained from sources believed to be reliable, but its accuracy nor its completeness can be guaranteed. The historical information set forth below is not necessarily indicative of future performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Orchid Island Capital, Inc.	100.00	100.14	55.95	54.24	59.63	67.09
NAREIT Mortgage REIT TRR Index	100.00	115.64	84.86	97.89	98.24	113.98
S&P 500 Total Return Index	100.00	128.71	105.40	133.10	166.40	196.16

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference to our definitive Proxy Statement to be filed in connection with our 2026 annual meeting of stockholders.

Unregistered Sales of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2025.

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

The table below presents the Company's share repurchase activity for the three months ended December 31, 2025.

				Maximum
			Shares	Number of
			Purchased as	Shares That
	Total	Weighted-	Part of	May Yet Be
	Number	Average	Publicly	Repurchased
	of Shares	Price Paid	Announced	Under the
	Repurchased(1)	Per Share	Programs	Authorization
October 1, 2025 - October 31, 2025	-	$-	-	2,719,137
November 1, 2025 - November 30, 2025	-	$-	-	2,719,137
December 1, 2025 - December 31, 2025	2,223	$7.28	-	2,719,137
Totals / Weighted Average	2,223	$7.28	-	2,719,137

(1)

Includes 2,223 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

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

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional PT Agency RMBS, such as mortgage PT certificates issued by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac" and together with Fannie Mae, the "Enterprises") or the Government National Mortgage Association ("Ginnie Mae" and, together with the Enterprises the “GSEs”) and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT RMBS”) and (ii) structured Agency RMBS, such as interest-only securities (“IOs”), inverse interest-only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini Capital Management, Inc. ("Bimini") in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013. We are externally managed by Bimini Advisors, LLC ("Bimini Advisors," or our "Manager"), an investment adviser registered with the Securities and Exchange Commission (the “SEC”).

Our business objective is to provide attractive risk-adjusted total returns over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in the two categories of Agency RMBS described above. We seek to generate income from (i) the net interest margin on our leveraged PT RMBS portfolio and the leveraged portion of our structured Agency RMBS portfolio, and (ii) the interest income we generate from the unleveraged portion of our structured Agency RMBS portfolio. We intend to fund our PT RMBS and certain of our structured Agency RMBS through short-term borrowings structured as repurchase agreements.

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

On February 24, 2025, we entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $350,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. On July 28, 2025, the February 2025 Equity Distribution Agreement was amended to increase the aggregate amount of gross proceeds from the sales of shares that may be offered by $150,000,000 to a total of $500,000,000. We issued a total of 59,492,504 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $445.1 million and net proceeds of approximately $438.0 million, after commissions and fees, prior to its termination in October 2025.

On October 27, 2025, we entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2025, we issued a total of 30,265,963 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $223.1 million, and net proceeds of approximately $219.7 million, after commissions and fees. Subsequent to December 31, 2025, we issued a total of 8,707,492 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $66.2 million, and net proceeds of approximately $65.2 million, after commissions and fees.

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

From the inception of the stock repurchase program through December 31, 2025, the Company repurchased a total of 6,257,826 shares at an aggregate cost of approximately $84.8 million, including commissions and fees, for a weighted average price of $13.55 per share. During the year ended December 31, 2025, the Company repurchased a total of 1,113,224 shares of its common stock at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●

changes in our cost of funds, including decreases in the Fed Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2024 and 2025, or potential additional changes in the Fed Funds rate:

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

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2025, as compared to the Company’s results of operations for the years ended December 31, 2024 and 2023.

Net Income (Loss) Summary

Net income for the year ended December 31, 2025 was $159.0 million, or $1.24 per share. Net income for the year ended December 31, 2024 was $37.7 million, or $0.57 per share. Net loss for the year ended December 31, 2023 was $39.2 million, or $0.89 per share. The components of net income (income (loss)) for the years ended December 31, 2025, 2024 and 2023 are presented in the table below:

(in thousands)
	2025	2024	2023
Interest income	$414,001	$241,577	$177,569
Interest expense	(305,732)	(236,281)	(201,918)
Net interest income	108,269	5,296	(24,349)
Gains on RMBS and derivative contracts	71,241	49,110	3,654
Net portfolio income (loss)	179,510	54,406	(20,695)
Expenses	(20,480)	(16,744)	(18,531)
Net income (loss)	$159,030	$37,662	$(39,226)

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

Presenting net earnings excluding realized and unrealized gains and losses allows management to: (i) isolate the net interest income and other expenses of the Company over time, free of all fair value adjustments and (ii) assess the effectiveness of our funding and hedging strategies on our capital allocation decisions and our asset allocation performance. Our funding and hedging strategies, capital allocation and asset selection are integral to our risk management strategy, and therefore critical to the management of our portfolio. We believe that the presentation of our net earnings excluding realized and unrealized gains is useful to investors because it provides a means of comparing our results of operations to those of our peers who have not elected the same accounting treatment. Our presentation of net earnings excluding realized and unrealized gains and losses may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, net earnings excluding realized and unrealized gains and losses should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP. The table below presents a reconciliation of our net income (loss) determined in accordance with GAAP and net earnings excluding realized and unrealized gains and losses. Described below are the Company's results of operations for the years ended December 31, 2025, 2024 and 2023, and for each quarter during 2025, 2024 and 2023.

Net Earnings (Loss) Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Earnings			Earnings
			(Loss)			(Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses(1)	Losses
Three Months Ended
December 31, 2025	$103,408	$70,742	$32,666	$0.62	$0.43	$0.19
September 30, 2025	72,078	50,600	21,478	0.53	0.37	0.16
June 30, 2025	(33,578)	(51,736)	18,158	(0.29)	(0.45)	0.16
March 31, 2025	17,122	1,635	15,487	0.18	0.02	0.16
December 31, 2024	5,545	1,759	3,786	0.07	0.02	0.05
September 30, 2024	17,320	21,249	(3,929)	0.24	0.29	(0.05)
June 30, 2024	(4,979)	98	(5,077)	(0.09)	-	(0.09)
March 31, 2024	19,776	26,004	(6,228)	0.38	0.50	(0.12)
December 31, 2023	27,127	33,977	(6,850)	0.52	0.65	(0.13)
September 30, 2023	(80,132)	(66,890)	(13,242)	(1.68)	(1.40)	(0.28)
June 30, 2023	10,250	23,828	(13,578)	0.25	0.59	(0.34)
March 31, 2023	3,530	12,739	(9,209)	0.09	0.33	(0.24)
Years Ended
December 31, 2025	$159,030	$71,241	$87,789	$1.24	$0.56	$0.68
December 31, 2024	37,662	49,110	(11,448)	0.57	0.75	(0.18)
December 31, 2023	(39,225)	3,654	(42,879)	(0.89)	0.08	(0.97)

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

Economic Interest Expense and Economic Net Interest Income

We use derivative and other hedging instruments, specifically Fed Funds, SOFR, ERIS SOFR Swap, and T-Note futures contracts, short positions in U.S. Treasury securities, interest rate floors and caps, dual digital options, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Fed Funds, SOFR, ERIS SOFR Swap, and T-Note futures, dual digital options, interest rate floors and caps, and interest rate swaps and swaptions, that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2025, 2024 and 2023 and each quarter during 2025, 2024 and 2023.

Gains (Losses) on Derivative Instruments
(in thousands)
				Economic Hedges
	Recognized in			Attributed to	Attributed to
	Income	TBA Securities Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
December 31, 2025	$14,048	$(3,478)	$158	$19,578	$(2,210)
September 30, 2025	(8,772)	(4,272)	957	21,872	(27,329)
June 30, 2025	(53,286)	(7,662)	472	20,937	(67,033)
March 31, 2025	(74,659)	3,026	100	20,912	(98,697)
December 31, 2024	160,412	9,937	(683)	27,782	123,376
September 30, 2024	(140,825)	(16,315)	348	31,924	(156,782)
June 30, 2024	26,068	3,042	-	29,459	(6,433)
March 31, 2024	87,899	9,903	105	27,587	50,304
December 31, 2023	(149,016)	(29,750)	(2,262)	25,161	(142,165)
September 30, 2023	142,042	21,511	(2,024)	24,440	98,115
June 30, 2023	93,367	15,599	(574)	23,482	54,860
March 31, 2023	(41,156)	(5,990)	-	19,211	(54,377)
Years Ended
December 31, 2025	$(122,669)	$(12,386)	$1,687	$83,299	$(195,269)
December 31, 2024	133,554	6,567	(230)	116,752	10,465
December 31, 2023	45,237	1,370	(4,860)	92,294	(43,567)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative
			Instruments		Net Interest Income
		GAAP	Attributed	Economic	GAAP	Economic
	Interest	Interest	to Current	Interest	Net Interest	Net Interest
	Income	Expense	Period(1)	Expense(2)	Income	Income(3)
Three Months Ended
December 31, 2025	$132,188	$93,705	$19,578	$74,127	$38,483	$58,061
September 30, 2025	108,434	81,515	21,872	59,643	26,919	48,791
June 30, 2025	92,289	69,135	20,937	48,198	23,154	44,091
March 31, 2025	81,090	61,377	20,912	40,465	19,713	40,625
December 31, 2024	71,996	63,853	27,782	36,071	8,143	35,925
September 30, 2024	67,646	67,306	31,924	35,382	340	32,264
June 30, 2024	53,064	53,761	29,459	24,302	(697)	28,762
March 31, 2024	48,871	51,361	27,587	23,774	(2,490)	25,097
December 31, 2023	49,539	52,325	25,161	27,164	(2,786)	22,375
September 30, 2023	50,107	58,705	24,440	34,265	(8,598)	15,842
June 30, 2023	39,911	48,671	23,482	25,189	(8,760)	14,722
March 31, 2023	38,012	42,217	19,211	23,006	(4,205)	15,006
Years Ended
December 31, 2025	$414,001	$305,732	$83,299	$222,433	$108,269	$191,568
December 31, 2024	241,577	236,281	116,752	119,529	5,296	122,048
December 31, 2023	177,569	201,918	92,294	109,624	(24,349)	67,945

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income

During the year ended December 31, 2025, we generated $108.3 million of net interest income, consisting of $414.0 million of interest income from RMBS assets offset by $305.7 million of interest expense on borrowings. For the comparable period ended December 31, 2024, we generated $5.3 million of net interest income, consisting of $241.6 million of interest income from RMBS assets offset by $236.3 million of interest expense on borrowings. The $172.4 million increase in interest income was driven by a 26 basis points ("bps") increase in yield on average RMBS, combined with a $2,901.3 million increase in average RMBS. The $69.5 million increase in interest expense for the year ended December 31, 2025 was driven by a $2,749.6 million increase in average borrowings, that was partially offset by 108 bps decrease in the average cost of funds.

For the year ended December 31, 2023, we incurred $24.4 million of net interest expense, consisting of $177.6 million of interest income from RMBS assets offset by $201.9 million of interest expense on borrowings. The $64.0 million increase in interest income for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to a 97 bps increase in yield on average RMBS, combined with a $453.0 million increase in average RMBS. The $34.4 million increase in interest expense for the year ended December 31, 2024 was due to a 28 bps increase in the average cost of funds, combined with a $428.4 million increase in average borrowings.

On an economic basis, our interest expense on borrowings for the years ended December 31, 2025, 2024 and 2023 was $222.4 million, $119.5 million and $109.6 million, respectively, resulting in $191.6 million, $122.1 million and $68.0 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income (expense) and net interest spread for each quarter in 2025, 2024 and 2023 and for the years ended December 31, 2025, 2024 and 2023 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2025	$9,492,369	$132,188	5.57%	$9,061,222	$93,705	$74,127	4.14%	3.27%
September 30, 2025	7,674,720	108,434	5.65%	7,331,428	81,515	59,643	4.45%	3.25%
June 30, 2025	6,865,727	92,289	5.38%	6,537,260	69,135	48,198	4.23%	2.95%
March 31, 2025	5,995,702	81,090	5.41%	5,722,092	61,377	40,465	4.29%	2.83%
December 31, 2024	5,348,057	71,996	5.38%	5,128,207	63,853	36,071	4.98%	2.81%
September 30, 2024	4,984,279	67,646	5.43%	4,788,287	67,306	35,382	5.62%	2.96%
June 30, 2024	4,203,416	53,064	5.05%	4,028,601	53,761	24,302	5.34%	2.41%
March 31, 2024	3,887,545	48,871	5.03%	3,708,573	51,361	23,774	5.54%	2.56%
December 31, 2023	4,207,118	49,539	4.71%	4,066,298	52,325	27,164	5.15%	2.67%
September 30, 2023	4,447,098	50,107	4.51%	4,314,332	58,705	34,265	5.44%	3.18%
June 30, 2023	4,186,939	39,911	3.81%	3,985,577	48,671	25,189	4.88%	2.53%
March 31, 2023	3,769,954	38,012	4.03%	3,573,941	42,217	23,006	4.72%	2.57%
Years Ended
December 31, 2025	$7,507,130	$414,001	5.51%	$7,163,001	$305,732	$222,433	4.27%	3.11%
December 31, 2024	4,605,824	241,577	5.25%	4,413,417	236,281	119,529	5.35%	2.71%
December 31, 2023	4,152,777	177,569	4.28%	3,985,037	201,918	109,624	5.07%	2.75%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2025	$38,483	$58,061	1.43%	2.30%
September 30, 2025	26,919	48,791	1.20%	2.40%
June 30, 2025	23,154	44,091	1.15%	2.43%
March 31, 2025	19,713	40,625	1.12%	2.58%
December 31, 2024	8,143	35,925	0.40%	2.57%
September 30, 2024	340	32,264	(0.19)%	2.47%
June 30, 2024	(697)	28,762	(0.29)%	2.64%
March 31, 2024	(2,490)	25,097	(0.51)%	2.47%
December 31, 2023	(2,786)	22,375	(0.44)%	2.04%
September 30, 2023	(8,598)	15,842	(0.93)%	1.33%
June 30, 2023	(8,760)	14,722	(1.07)%	1.28%
March 31, 2023	(4,205)	15,006	(0.69)%	1.46%
Years Ended
December 31, 2025	$108,269	$191,568	1.24%	2.40%
December 31, 2024	5,296	122,048	(0.10)%	2.54%
December 31, 2023	(24,349)	67,945	(0.79)%	1.53%

(1)

Portfolio yields and costs of borrowings presented in the tables above are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the table above includes the effect of our derivative instrument hedges for only the periods presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $7,163.0 million and $4,413.4 million and total interest expense of $305.7 million and $236.3 million for the years ended December 31, 2025 and 2024, respectively. Our average cost of funds was 4.27% for the year ended December 31, 2025, compared to 5.35% for the comparable period in 2024. There was a $2,749.6 million increase in average outstanding borrowings during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

For the year ended December 31, 2023, we had average borrowings of $3,985.0 million and total interest expense of $201.9 million, resulting in an average cost of funds of 5.07%. There was a 28 bps increase in the average cost of funds and an $428.4 million increase in average outstanding borrowings during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Our economic interest expense was $222.4 million, $119.5 million and $109.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. There was a 40 bps increase in the average economic cost of funds to 3.11% for the year ended December 31, 2025 from 2.71% for the year ended December 31, 2024. There was a 4 bps decrease in the average economic cost of funds to 2.71% for the year ended December 31, 2024 from 2.75% for the year ended December 31, 2023.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 8 bps above one-month average SOFR and 10 bps below six-month average SOFR for the year ended December 31, 2025. Our average economic cost of funds was 108 bps below one-month average SOFR and 126 bps below six-month average SOFR for the year ended December 31, 2025. The average term to maturity of the outstanding repurchase agreements was 39 days as of December 31, 2025 and 26 days as of December 31, 2024.

The table below presents the one-month average and six-month average SOFR rates for each quarter in 2025, 2024 and 2023 and for the years ended December 31, 2025, 2024 and 2023 on both a GAAP and economic basis.

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
December 31, 2025	3.79%	4.20%	0.35%	(0.06)%	(0.52)%	(0.93)%
September 30, 2025	4.31%	4.37%	0.14%	0.08%	(1.06)%	(1.12)%
June 30, 2025	4.32%	4.37%	(0.09)%	(0.14)%	(1.37)%	(1.42)%
March 31, 2025	4.33%	4.55%	(0.04)%	(0.26)%	(1.50)%	(1.72)%
December 31, 2024	4.53%	5.03%	0.45%	(0.05)%	(1.72)%	(2.22)%
September 30, 2024	5.16%	5.37%	0.46%	0.25%	(2.20)%	(2.41)%
June 30, 2024	5.34%	5.39%	0.00%	(0.05)%	(2.93)%	(2.98)%
March 31, 2024	5.32%	5.39%	0.22%	0.15%	(2.76)%	(2.83)%
December 31, 2023	5.34%	5.35%	(0.19)%	(0.20)%	(2.67)%	(2.68)%
September 30, 2023	5.32%	5.17%	0.12%	0.27%	(2.14)%	(1.99)%
June 30, 2023	5.07%	4.78%	(0.19)%	0.10%	(2.54)%	(2.25)%
March 31, 2023	4.63%	4.09%	0.09%	0.63%	(2.06)%	(1.52)%
Years Ended
December 31, 2025	4.19%	4.37%	0.08%	(0.10)%	(1.08)%	(1.26)%
December 31, 2024	5.09%	5.29%	0.26%	0.06%	(2.38)%	(2.58)%
December 31, 2023	5.09%	4.85%	(0.02)%	0.22%	(2.34)%	(2.10)%

Gains or Losses

The table below presents our gains or losses for the years ended December 31, 2025, 2024 and 2023.

(in thousands)
	2025	2024	2023
Realized losses on sales of RMBS	$(6,321)	$(4,602)	$(22,642)
Unrealized gains (losses) on RMBS and U.S. Treasury Notes	200,231	(79,842)	(18,941)
Total gains (losses) on RMBS and U.S. Treasury Notes	193,910	(84,444)	(41,583)
(Losses) gains on interest rate futures	(30,282)	26,638	32,650
(Losses) gains on interest rate swaps	(81,687)	101,151	19,657
Gains on payer swaptions (short positions)	-	-	4,113
Losses on payer swaptions (long positions)	-	(72)	(8,734)
Gains (losses) on dual digital option	-	(500)	-
(Losses) gains on interest rate caps	-	-	(219)
Gains on interest rate floors (long positions)	-	-	1,785
Losses on interest rate floors (short positions)	-	-	(525)
(Losses) gains on TBA securities (short positions)	(12,289)	6,567	1,370
Gains (losses) on TBA securities (long positions)	1,687	(230)	(4,860)
Losses on U.S. Treasury securities (short positions)	(98)	-	-
Total	$71,241	$49,110	$3,654

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the years ended December 31, 2025, 2024 and 2023, the Company received proceeds of $1,455.1 million, $904.3 million, and $835.1 million, respectively, from the sales and maturities of RMBS and U.S. Treasury securities. Approximately $221.7 million of the 2024 proceeds received consisted of pools that were consolidated into a larger pool and simultaneously acquired by us. No gain or loss was recorded on this resecuritization.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, the spreads that Agency RMBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for RMBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on RMBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent RMBS are carried at a discount to par, unrealized gains or losses on RMBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2025, 2024 and 2023.

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
December 31, 2025	3.72%	4.16%	5.44%	6.15%	4.01%
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.35%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					Premium	Only	Discount Accretion
	Average		Yield on		Amortization/	Unrealized		Yield on
	RMBS	Interest	Average	As	(Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion)(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
December 31, 2025	$9,492,369	$132,188	5.57%	$53,960	$(7,412)	$61,372	$124,776	5.26%
September 30, 2025	7,674,720	108,434	5.65%	59,418	(1,412)	60,830	107,022	5.58%
June 30, 2025	6,865,727	92,289	5.38%	9,264	(1,471)	10,735	90,818	5.29%
March 31, 2025	5,995,702	81,090	5.41%	77,445	2,608	74,837	83,698	5.58%
December 31, 2024	5,348,057	71,996	5.38%	(153,880)	(1,600)	(152,280)	70,396	5.27%
September 30, 2024	4,984,279	67,646	5.43%	161,919	5,048	156,871	72,694	5.83%
June 30, 2024	4,203,416	53,064	5.05%	(26,642)	4,402	(31,044)	57,466	5.47%
March 31, 2024	3,887,545	48,871	5.03%	(62,111)	3,037	(65,148)	51,908	5.34%
December 31, 2023	4,207,118	49,539	4.71%	206,223	8,067	198,156	57,606	5.48%
September 30, 2023	4,447,098	50,107	4.51%	(210,159)	7,252	(217,411)	57,359	5.16%
June 30, 2023	4,186,939	39,911	3.81%	(68,898)	4,886	(73,784)	44,797	4.28%
March 31, 2023	3,769,954	38,012	4.03%	53,443	4,774	48,669	42,786	4.54%
Years Ended
December 31, 2025	$7,507,130	$414,001	5.51%	$200,087	$(7,687)	$207,774	$406,314	5.41%
December 31, 2024	4,605,824	241,577	5.25%	(80,714)	10,887	(91,601)	252,464	5.48%
December 31, 2023	4,152,777	177,569	4.28%	(19,391)	24,979	(44,370)	202,548	4.88%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
(2)	Premium amortization/discount accretion for each period is calculated using the beginning of period market value of all securities. Amounts presented are intended to approximate amortization/accretion using the yield method over the life of the security based on premium/discount present at purchase date.
(3)	Interest Income – Inclusive of Premium Amortization/Discount Accretion and Yield on Average RMBS – Inclusive of Premium Amortization/Discount Accretion are non-GAAP measures. See “—GAAP and Non-GAAP Reconciliations,” for a description of our non-GAAP measures.

Expenses

Total operating expenses were $20.5 million, $16.7 million and $18.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The table below provides a breakdown of operating expenses for the years ended December 31, 2025, 2024 and 2023.

(in thousands)
	2025	2024	2023
Management fees	$12,723	$9,354	$10,491
Overhead allocation	2,782	2,644	2,389
Incentive compensation	450	723	1,419
Directors fees and liability insurance	1,340	1,358	1,322
Audit, legal and other professional fees	1,338	1,341	1,495
Direct REIT operating expenses	1,208	787	715
Other administrative	639	537	700
Total expenses	$20,480	$16,744	$18,531

As of December 31, 2023, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the year ended December 31, 2024, the Company awarded shares of Company common stock with a fair value of $0.3 million. Accrued incentive compensation for the year ended December 31, 2024 includes a reversal of the over accrual of this liability. As of December 31, 2024, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the year ended December 31, 2025, the Company awarded shares of Company common stock with a fair value of $0.2 million. Accrued incentive compensation for the year ended December 31, 2025 includes a reversal of the over accrual of this liability.

We are externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2027 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company. The Manager receives a monthly management fee in the amount of:

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

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2025, 2024 and 2023 and for the years ended December 31, 2025, 2024 and 2023.

($ in thousands)
				Advisory Services
	Average	Average	Average			Repurchase,
	Orchid	Orchid	Repurchase	Management	Overhead	Clearing and
Three Months Ended	MBS	Equity	Agreements	Fee	Allocation	Administrative	Total
December 31, 2025	$9,492,369	$1,233,957	$9,061,222	$3,700	$705	$319	$4,724
September 30, 2025	7,674,720	1,108,307	7,331,428	3,294	887	277	4,458
June 30, 2025	6,865,727	1,012,986	6,537,260	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	5,722,092	2,747	608	227	3,582
December 31, 2024	5,348,057	817,241	5,128,207	2,487	677	222	3,386
September 30, 2024	4,984,279	780,010	4,788,287	2,449	637	216	3,302
June 30, 2024	4,203,416	699,766	4,028,601	2,257	732	178	3,167
March 31, 2024	3,887,545	672,057	3,708,573	2,161	598	170	2,929
December 31, 2023	4,207,118	851,532	4,066,298	2,275	617	184	3,076
September 30, 2023	4,447,098	964,230	4,314,332	2,870	557	193	3,620
June 30, 2023	4,186,939	899,109	3,985,577	2,704	639	173	3,516
March 31, 2023	3,769,954	865,722	3,573,941	2,642	576	165	3,383
Years Ended
December 31, 2025	$7,507,130	$1,064,460	$7,163,001	$12,723	$2,782	$1,070	$16,575
December 31, 2024	4,605,824	742,269	4,413,417	9,354	2,644	786	12,784
December 31, 2023	4,152,777	895,148	3,985,037	10,491	2,389	715	13,595

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2025, our RMBS portfolio consisted of $10,628.7 million of Agency RMBS at fair value and had a weighted average coupon on assets of 5.64%. During the year ended December 31, 2025, we received principal repayments of $903.4 million, compared to $495.3 million for the year ended December 31, 2024. The average three month prepayment speeds for the quarters ended December 31, 2025 and 2024 were 15.7% and 10.5%, respectively.

The following table presents the 3-month constant prepayment rate (“CPR”) experienced on our portfolio, on an annualized basis, for the quarterly periods presented. CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities.

Total
Three Months Ended	Portfolio (%)
December 31, 2025	15.7
September 30, 2025	10.1
June 30, 2025	10.1
March 31, 2025	7.8
December 31, 2024	10.5
September 30, 2024	8.8
June 30, 2024	7.6
March 31, 2024	6.0

The following tables summarize certain characteristics of the Company’s PT RMBS and structured RMBS as of December 31, 2025 and 2024:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2025
Fixed Rate RMBS	$10,615,570	99.9%	5.67%	341	1-Jan-56
Other	13,088	0.1%	3.25%	210	25-Jul-48
Total Mortgage Assets	$10,628,658	100.0%	5.64%	340	1-Jan-56
December 31, 2024
Fixed Rate RMBS	$5,237,812	99.7%	5.03%	330	1-Nov-54
Other	15,498	0.3%	3.19%	222	25-Jul-48
Total Mortgage Assets	$5,253,310	100.0%	4.99%	328	1-Nov-54

($ in thousands)
	December 31, 2025		December 31, 2024
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$5,675,461	53.4%	$3,693,032	70.3%
Freddie Mac	4,953,197	46.6%	1,560,278	29.7%
Total Portfolio	$10,628,658	100.0%	$5,253,310	100.0%

As of December 31, 2025, the Company's portfolio had an effective duration of 2.513, indicating that an interest rate increase of 1.0% would be expected to cause a 2.513% decrease in the value of the RMBS in the Company’s investment portfolio. As of  December 31, 2024, the Company's portfolio had an effective duration of 4.200, indicating that an interest rate increase of 1.0% would be expected to cause a 4.200% decrease in the value of the RMBS in the Company’s investment portfolio. These figures do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the years ended December 31, 2025 and 2024.

($ in thousands)
	2025			2024
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT RMBS	$7,464,907	$102.00	5.27%	$2,393,320	$102.06	5.70%

Borrowings

As of December 31, 2025, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 28 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of December 31, 2025, we had obligations outstanding under the repurchase agreements of approximately $10,115.5 million with a net weighted average borrowing cost of 3.98%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 5 to 317 days, with a weighted average remaining maturity of 39 days. Securing the repurchase agreement obligations as of December 31, 2025 are RMBS with an estimated fair value, including accrued interest, of approximately $10,551.3 million. Through February 20, 2026, we have been able to maintain our repurchase facilities with comparable terms to those that existed as of December 31, 2025 with maturities extending to various dates through November 13, 2026.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2025 and 2024.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings(1)	Borrowings(2)	Amount	Percent
December 31, 2025	$10,115,466	$10,119,839	$9,061,222	$1,054,244	11.63%
September 30, 2025	8,006,978	8,024,512	7,331,428	675,550	9.21%
June 30, 2025	6,655,879	6,655,879	6,537,260	118,619	1.81%
March 31, 2025	6,418,641	6,453,905	5,722,092	696,549	12.17%
December 31, 2024	5,025,543	5,230,871	5,128,207	(102,664)	(2.00)%
September 30, 2024	5,230,871	5,252,365	4,788,287	442,584	9.24%
June 30, 2024	4,345,704	4,354,704	4,028,601	317,103	7.87%
March 31, 2024	3,711,498	3,774,739	3,708,573	2,925	0.08%

(1)	Maximum balance during the quarter reflects the highest daily close‑of‑business balance outstanding under repurchase agreements for the period.
(2)	Average balances for quarterly periods are calculated using two data points, the beginning and ending balances for the period.

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing the sum of total liabilities and our net notional TBA position, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage as of December 31, 2025 was 7.4 to 1, compared to 7.3 to 1 as of December 31, 2024.  Our adjusted leverage as of December 31, 2025 was 7.4 to 1, compared to 7.5 to 1 as of December 31, 2024.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Equity	Leverage	Leverage
December 31, 2025	$10,115,466	$10,304,045	$(180,000)	$1,371,948	7.4:1	7.4:1
September 30, 2025	8,006,978	8,052,945	(32,000)	1,086,091	7.4:1	7.4:1
June 30, 2025	6,655,879	6,698,673	-	911,959	7.3:1	7.3:1
March 31, 2025	6,418,641	6,448,407	200,000	855,879	7.5:1	7.8:1
December 31, 2024	5,025,543	5,053,127	(150,000)	668,500	7.5:1	7.3:1
September 30, 2024	5,230,871	5,260,469	(300,000)	656,024	8.0:1	7.6:1
June 30, 2024	4,345,704	4,373,973	(400,000)	555,932	7.8:1	7.1:1
March 31, 2024	3,711,498	3,733,030	(370,700)	481,632	7.7:1	7.0:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the year ended December 31, 2025, haircuts on our pledged collateral remained stable and as of December 31, 2025, our weighted average haircut was approximately 4.1% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of December 31, 2025, we had cash and cash equivalents of $665.9 million. We generated cash flows of $1,267.2 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $7,163.0 million during the year ended December 31, 2025.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Capital Expenditures

As of December 31, 2025, we had no material commitments for capital expenditures.

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

On February 24, 2025, we entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we could offer and sell, from time to time, up to an aggregate amount of $350,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. On July 28, 2025, the February 2025 Equity Distribution Agreement was amended to increase the aggregate amount of gross proceeds from the sales of shares that may be offered by $150,000,000 to a total of $500,000,000. We issued a total of 59,492,504 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $445.1 million and net proceeds of approximately $438.0 million, after commissions and fees, prior to its termination in October 2025.

On October 27, 2025, we entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through December 31, 2025, we issued a total of 30,265,963 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $223.1 million, and net proceeds of approximately $219.7 million, after commissions and fees. Subsequent to December 31, 2025, we issued a total of 8,707,492 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $66.2 million, and net proceeds of approximately $65.2 million, after commissions and fees.

Outlook

Economic Summary

As the year 2025 came to a close market conditions were relatively calm. The government shutdown that commenced October 1, 2025 and lasted for six weeks indirectly contributed to the calm. As a result of the government shutdown, many entities that provide economic data to the markets were unable to do so and it took several weeks after the government reopened before they were able to resume.  The lack of economic data deprived both the markets and Fed policy makers of the ability to gauge the performance of the economy and its many components, such as the labor market, consumer spending and price data. As a result, market participants and the Fed were left with limited data from private sources.  The result of the data vacuum for the markets was a continuation of the status quo, as the market awaited further clarification on growth and inflation. Interest rates were stable and traded in a rather tight range. Interest rate implied volatility continued its long decline that started in early April 2025, after the Trump administration imposed broad tariffs. The FOMC opted to continue on their path of policy normalization by lowering the Fed Funds rate twice in the fourth quarter of 2025, in each case by 25 basis points. In doing so the Fed believed they had reached the upper end of neutral – implying the neutral policy rate was in fact a range versus a specific rate level.

As with prior quarters the economy continues to operate with elevated inflation relative to the Fed’s 2% target, and with evidence of a fragile labor market. There is ample data to support either thesis regarding the outlook for the economy, and market participants and FOMC members are split on how monetary policy should be managed to address the Fed’s dual mandates. The two rate cuts that occurred during the fourth quarter of 2025 were the result of split votes whereby some members dissented in both the direction of more cuts and fewer, or no cuts. As we enter the first quarter of 2026 the dilemma persists, although the FOMC opted to hold policy steady at their January 2026 meeting, claiming they had time to monitor the incoming data for now as monetary policy was deemed near neutral and there was no pressing need to increase accommodation.

One additional development that will likely impact monetary policy going forward was the decision by President Trump to nominate Kevin Warsh as the next chairman of the Fed in late January. The term of the current chairman, Jerome Powell, ends in May of 2026. While President Trump has been highly critical of Chairman Powell and openly stated his desire for lower interest rates, the market does not appear to anticipate incoming Chairman Warsh will aggressively lower the Fed Funds rate. In fact Chairman Warsh is expected to be more of a proponent of fighting inflation and shrinking the Fed’s balance sheet.

Interest Rates

As alluded to above, interest rates were quite stable over the course of the fourth quarter of 2025 and into the first quarter of 2026. All indicators of economic activity, while often of suspect quality and not always available or timely, did not indicate much changed during the fourth quarter.  Inflation data remained above the Fed’s target, although there did not appear to be material flow-through from the tariffs implemented during the year, and the labor market, while not robust, did not appear to be deteriorating. The Fed lowered the Fed Funds rate two times in the fourth quarter – a continuation of their plan to bring monetary policy towards neutral – and signaled they had done so.  Additional cuts may come if needed, but are not anticipated in the near term. Longer maturity U.S. Treasury rates remained in a tight range throughout the fourth quarter and remained so into the first quarter of 2026.  As a result of the two 25 basis point rate cuts by the Fed in the fourth quarter, the spread between the Fed Funds rate and the two-year U.S. Treasury is less inverted than was the case at September 30, 2025, reflecting both the cuts and the market pricing in fewer cuts in the future. Accordingly, the U.S. Treasury curve is slightly steeper, as evidenced by the spread between the 2-year and 10-year U.S. Treasury notes increasing from approximately 54 basis points to approximately 70 basis points at year-end.

The Federal Reserve ended their quantitative tightening program, which reduced their balance sheet via the maturation of their holdings, and began reinvesting them into additional U.S. Treasury holdings on December 1, 2025.  Run-off from the Agency RMBS holdings is now directed towards purchasing U.S. Treasury bills.  The Fed also announced their intention, via Reserve Management Purchases ( “RMPs”), to grow their balance sheet over time to maintain a stable relationship between the size of their balance sheet and the economy. These steps will result in increased purchases of U.S. Treasury securities by the Fed going forward, and interest rate swap spreads have widened – or become less negative – as a result. The widening of swap spreads, particularly longer-dated spreads, caused the swap curve to steepen more than the cash U.S. Treasury curve. Longer-dated swap spreads had become progressively more negative over the previous years, reflecting the market’s concern with increasing government issuance of U.S. Treasury securities.  The increased purchases by the Fed offset some of the impact of the deficit induced growth in issuance anticipated in the future.

As realized interest rate volatility was very low during the quarter, implied rate volatility in the swaptions market continued to decline and has reached multi-year lows in early 2026.

The Agency RMBS Market

As a proxy for the performance of the Agency RMBS market during 2025, the spread of the 30-year, fixed rate current coupon to the 10-year U.S. Treasury Note peaked at approximately 142 basis points in April 2025, not long after the market turmoil surrounding the various tariff measures introduced by the Trump administration on April 2, 2025. Since then, the spread has steadily declined, closely mirroring the performance of implied interest rate volatility, an important driver of Agency RMBS performance. The current coupon spread to the 10-year U.S. Treasury was at approximately 105 basis points at the beginning of the fourth quarter of 2025, and approximately 88 basis points at the end of the fourth quarter. On January 8 2, 2026, President Trump announced plans for the Enterprises to purchase up to $200 billion of Agency RMBS in 2026 in an effort to drive mortgage rates down and improve housing affordability.  The market reacted strongly to the news, and the current coupon spread tightened to approximately 74 basis points, the tightest level since early 2022 when the Fed was still buying Agency RMBS under its quantitative easing program. Since the announcement, spreads have widened slightly but are still lower than the level at the end of 2025.

Within Agency RMBS for the fourth quarter of 2025, conventional 30-year mortgages generated a total return of 1.7%, 15-year mortgages generated a total return of 1.5% and Ginnie Mae 30-year mortgages generated a total return of 1.5%.  Versus comparable duration swaps, the returns were 1.4%, 0.8% and 1.1% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack of coupons were very consistent across the various coupons: the 2.0% coupon generated a return of 1.3%, the 3.5% coupon generated a return of 2.2% and all other coupons were between 1.6% and 1.8%.  Excess returns versus comparable duration swaps were in the range of -0.5% to 2.1%, with the 3.5% coupon again being the outlier to the upside. The highest coupons – 6.0% and higher – all generated excess returns below 1.0%. Excess returns for the balance of the coupons were between 1.1% and 1.7%, similar to absolute returns.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed's decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and 2025.  As of December 31, 2025, the Fed had reduced its balance sheet for Agency RMBS by approximately $741 billion from the peak to $2.0 trillion, shedding approximately 54% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since December 2020. On December 1, 2025, the Fed ended quantitative tightening and began reinvesting all proceeds from maturing Agency RMBS up to a $35 billion per month cap in U.S. Treasuries and announced that it would begin buying an additional $40 billion per month of U.S. Treasuries via RMPs in order to maintain an ample level of reserves on an ongoing basis.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. Throughout 2025, there was some speculation in the market regarding progress towards an end to the conservatorship, including through an initial public offering, but a directive by the Trump administration in January 2026 that the Enterprises purchase up to $200 billion of Agency RMBS from their accumulated cash reserves will increase the Enterprises’ balance sheets and exposure to mortgage risk and could make a near-term end to the conservatorship unlikely.  The announcement of the directive, designed to increase liquidity and compress the spread between mortgage interest rates and the 10-year U.S. Treasury, had the intended effect immediately and significantly increased mortgage application volumes.  The longer-term implications of this directive remain to be seen, with some analysts fearing a demand surge in home prices negating any affordability gains, systemic instability due to increased exposure to mortgage risk by the Enterprises, and volatility in the 10-year U.S. Treasury and mortgage interest spreads if the Fed decides to tighten monetary policy while the Trump administration is loosening it through the Enterprises.  Further, the Enterprises are quickly approaching their regulatory asset caps, and it is unclear whether the FHFA will raise these caps to signal a long-term commitment to this directive or whether this is a limited intervention.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as originally proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry. While implementation of the Basel III Endgame has since stalled, Fed Vice Chair for Supervision Michelle Bowman commented in August 2025 that a revised Basel III Endgame is expected to be issued for public comment in early 2026, which the market expects to be more capital-neutral than the original proposal. On November 25, 2025, the Fed, OCC and FDIC jointly adopted a final rule to revise the enhanced supplementary leverage ratio for globally systemically important bank holding companies (“GSIBs”). The rule, which becomes effective April 1, 2026 and may be adopted by banks subject to the rule as early as January 1, 2026, seeks to promote effective GSIB capital management and remove disincentives for banks to engage in low-risk activities, particularly in the U.S. Treasury market. This shift is expected to free up significant capital, allowing GSIBs greater discretion in asset allocation and potentially fostering increased lending and economic activity.

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

Higher long-term rates can also affect the value of our Agency RMBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency RMBS declines.  Some of the instruments we use to hedge our Agency RMBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency RMBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for PT Agency RMBS.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR, ERIS SOFR Swap, and T-Note futures contracts, dual digital options or interest rate swaptions.

Summary

The fixed income markets have experienced a period of calm as 2025 came to close and we enter 2026.  Interest rates have remained in a very tight range, implied interest rate volatility has continued the steady decline that began in April of 2025, and Agency RMBS performed well during the fourth quarter of 2025.  Other sectors of the fixed income markets performed well during the fourth quarter as well, and spreads on investment grade corporate bonds reached levels not seen since 1998.  Risk sentiment generally was quite strong during the quarter, and the S&P 500 generated a return of 2.3%.  The government shutdown that started on October 1, 2025 and lasted until mid-November created a near complete data vacuum for the markets during the quarter. Once the government reopened it was several weeks before data for the quarter was available.  Exacerbating the data shortage was the perception the data was of poor quality owing to frequent and substantial revisions after the initial release.  The market had limited means to gauge the strength of the economy.  The Fed did lower the Fed Funds rate twice in the fourth quarter – in both cases by 25 basis points – and stated they had reached the upper end of what they deemed the range of neutral.  However, owing to the lack of the most critical data on the labor market and inflation - and the fact that the data that was available did not indicate much had changed with the economy since the shutdown began – the Fed seems likely to hold rates steady for now until incoming data dictates otherwise.  This seems especially likely to be the case as President Trump announced Kevin Warsh will replace current Chairman Powell in May, and the Fed is not likely to take meaning policy steps just before a chairmanship transition.

The Agency RMBS market generated a total return of 1.7% for the quarter, consistent with the solid returns for all sectors of the fixed income markets.  The return for the Agency RMBS market versus comparable durations swaps, a proxy for returns for levered bond investors such as the Company, was 1.3%. During the fourth quarter, excess returns were generally even across the various 30-year coupons – with the 3.5% coupon being an outlier to the upside at 2.2%. The highest coupons, 6.0% and higher, lagged the returns of the rest of the coupon stack on an excess return basis, all between 0.5% and 0.9%.

Looking forward, economic activity remains resilient and could strengthen as the stimulative components of the One Big Beautiful Bill Act, passed in mid-2025, start to impact the economy – lower tax withholding, capital expenditure expensing, less regulation, among other measures.  The labor market still seems weak, although it is not deteriorating.  Inflation remains sticky, still above the Fed’s target level of 2%, but there do not appear to be meaningful follow-through impacts from the tariffs introduced in 2025.  Monetary policy may remain steady for the time being as well.  If these conditions persist, interest rates are likely to remain stable, implied interest rate volatility subdued and risk assets, including Agency RMBS, will likely perform well. This outlook will change if interest rates move substantially in either direction, especially if the movement is towards higher rates, and interest rate implied volatility increases materially.

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

Derivative Financial Instruments

We use derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and we may continue to do so in the future. The principal instruments that we have used to date are Fed Funds, SOFR, T-Note and ERIS SOFR Swap futures contracts, interest rate swaps, interest rate swaptions, interest rate caps and TBA securities, but we may enter into other derivatives in the future.

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

All of our Agency RMBS are either PT securities or structured Agency RMBS, including CMOs, IOs, IIOs or POs. Income on PT securities, POs and CMOs that contain principal balances is based on the stated interest rate of the security. As a result of accounting for our RMBS under the fair value option, premium or discount present at the date of purchase is not amortized. For IOs, IIOs and CMOs that do not contain principal balances, income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments, current interest rates and current asset prices. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security. Changes in fair value of all of our Agency RMBS during the period are recorded in earnings and reported as unrealized gains (losses) on mortgage-backed securities in the accompanying statements of comprehensive income (loss). For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025	1.440	190,930
2026 YTD(1)	0.240	44,957
Totals	$69.570	$940,793

(1)

On January 7, 2026, the Company declared a dividend of $0.12 per share to be paid on February 26, 2026. On February 11, 2026, the Company declared a dividend of $0.12 per share to be paid on March 30, 2026.  The effects of these dividends are included in the table above but are not reflected in the Company’s financial statements as of December 31, 2025.

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

We face the risk that the market value of our RMBS assets will increase or decrease at different rates than that of our hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our hedge instruments. We generally calculate duration using various third party models. However, empirical results and various third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2025 and December 31, 2024, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is common for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2025 and 2024.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of December 31, 2025
-200 Basis Points	(2.23)%	(17.30)%
-100 Basis Points	(0.65)%	(5.07)%
-50 Basis Points	(0.15)%	(1.14)%
+50 Basis Points	(0.29)%	(2.22)%
+100 Basis Points	(0.98)%	(7.62)%
+200 Basis Points	(3.27)%	(25.31)%
As of December 31, 2024
-200 Basis Points	(1.20)%	(9.41)%
-100 Basis Points	(0.06)%	(0.43)%
-50 Basis Points	0.10%	0.80%
+50 Basis Points	(0.35)%	(2.75)%
+100 Basis Points	(0.93)%	(7.31)%
+200 Basis Points	(2.67)%	(20.99)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of December 31, 2025, we had unrestricted cash and cash equivalents of $665.9 million and unpledged securities of approximately $125.9 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orchid Island Capital, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2026, expressed an unqualified opinion thereon.

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

Valuation of Investments in Mortgage-Backed Securities

As described in Note 13 to the financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $10.6 billion at December 31, 2025. The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques.

We identified the valuation of mortgage-backed securities as a critical audit matter. The principal consideration for our determination was the especially challenging nature of the audit effort involved, which included the use of valuation professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design, implementation, and operating effectiveness of controls relating to the valuation of mortgaged-backed securities in the Company’s process to select the price from multiple pricing sources to determine the fair value.

●

Utilizing personnel with specialized skill and knowledge in valuation to: (i) develop an independent estimate of the fair value of each investment utilizing third-party pricing services and independent market data; and (ii) comparing those fair value estimates to the fair value determined by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2011.

West Palm Beach, Florida

February 20, 2026

ORCHID ISLAND CAPITAL, INC.
BALANCE SHEETS
($ in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $10,502,743 and $5,209,068, respectively)	$10,628,658	$5,253,310
U.S. Treasury securities, available-for-sale (amortized cost of $134,715 and $100,412; includes pledged assets of $135,133 and $100,551, respectively)	135,133	100,551
Cash and cash equivalents	665,865	309,330
Restricted cash	58,696	25,723
Accrued interest receivable	49,127	23,044
Derivative assets	9,253	9,277
Reverse repurchase agreements	128,613	-
Other assets	648	392
Total Assets	$11,675,993	$5,721,627

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$10,115,466	$5,025,543
Payable for investment securities and TBA transactions	1,519	-
Dividends payable	21,865	9,940
Derivative liabilities	1,846	332
Accrued interest payable	31,397	10,750
Due to affiliates	1,661	1,167
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	128,724	-
Other liabilities	1,567	5,395
Total Liabilities	10,304,045	5,053,127

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Common Stock, $0.01 par value; 400,000,000 shares authorized, 181,985,900 shares issued and outstanding as of December 31, 2025 and 82,622,464 shares issued and outstanding as of December 31, 2024	1,820	826
Additional paid-in capital	1,553,451	1,010,306
Accumulated deficit	(183,741)	(342,771)
Accumulated other comprehensive income	418	139
Total Stockholders' Equity	1,371,948	668,500
Total Liabilities and Stockholders' Equity	$11,675,993	$5,721,627

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,
($ in thousands, except per share data)

	2025	2024	2023
Interest income	$414,001	$241,577	$177,569
Interest expense	(305,732)	(236,281)	(201,918)
Net interest income (expense)	108,269	5,296	(24,349)
Realized losses on mortgage-backed securities	(6,321)	(4,602)	(22,642)
Unrealized gains (losses) on mortgage-backed securities and U.S. Treasury securities	200,231	(79,842)	(18,941)
(Losses) gains on derivative instruments	(122,669)	133,554	45,237
Net portfolio income (loss)	179,510	54,406	(20,695)

Expenses:
Management fees	12,723	9,354	10,491
Allocated overhead	2,782	2,644	2,389
Incentive compensation	450	723	1,419
Directors' fees and liability insurance	1,340	1,358	1,322
Audit, legal and other professional fees	1,338	1,341	1,495
Direct REIT operating expenses	1,208	787	715
Other administrative	639	537	700
Total expenses	20,480	16,744	18,531

Net income (loss)	$159,030	$37,662	$(39,226)

Unrealized gains on U.S. Treasury securities measured at fair value through other comprehensive net income (loss)	$279	$122	$17

Comprehensive net income (loss)	$159,309	$37,784	$(39,209)

Basic and diluted net income (loss) per share	$1.24	$0.57	$(0.89)

Weighted Average Shares Outstanding	128,302,423	65,449,149	44,649,039

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands)

			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income	Total
Balances, January 1, 2023	36,765	$368	$779,602	$(341,207)	$-	$438,763
Net loss	-	-	-	(39,226)	-	(39,226)
Unrealized gain on available-for-sale securities	-	-	-	-	17	17
Cash dividends declared	-	-	(81,127)	-	-	(81,127)
Issuance of common stock pursuant to public offerings, net	15,880	157	159,281	-	-	159,438
Stock based awards and amortization	64	1	1,503	-	-	1,504
Shares repurchased and retired	(1,073)	(10)	(9,414)	-	-	(9,424)
Balances, December 31, 2023	51,636	516	849,845	(380,433)	17	469,945
Net income	-	-	-	37,662	-	37,662
Unrealized gain on available-for-sale securities	-	-	-	-	122	122
Cash dividends declared	-	-	(96,309)	-	-	(96,309)
Issuance of common stock pursuant to public offerings, net	31,328	313	259,015	-	-	259,328
Stock based awards and amortization	54	1	1,041	-	-	1,042
Shares repurchased and retired	(396)	(4)	(3,286)	-	-	(3,290)
Balances, December 31, 2024	82,622	826	1,010,306	(342,771)	139	668,500
Net income	-	-	-	159,030	-	159,030
Unrealized gain on available-for-sale securities	-	-	-	-	279	279
Cash dividends declared	-	-	(190,930)	-	-	(190,930)
Issuance of common stock pursuant to public offerings, net	100,430	1,005	740,418	-	-	741,423
Stock based awards and amortization	47	-	906	-	-	906
Shares repurchased and retired	(1,113)	(11)	(7,249)	-	-	(7,260)
Balances, December 31, 2025	181,986	$1,820	$1,553,451	$(183,741)	$418	$1,371,948

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
($ in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$159,030	$37,662	$(39,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	309	553	1,198
Net discount accretion on U.S. Treasury securities	(693)	(4,884)	(1,875)
Realized losses on mortgage-backed securities	6,321	4,602	22,642
Unrealized (gains) losses on mortgage-backed securities and U.S. Treasury securities	(200,231)	79,842	18,941
Realized and unrealized losses (gains) on derivative instruments	160,028	(46,370)	10,616
Changes in operating assets and liabilities:
Accrued interest receivable	(26,083)	(8,093)	(3,432)
Other assets	(41)	63	(7)
Accrued interest payable	20,647	2,811	(1,270)
Other liabilities	668	650	534
Due to affiliates	494	154	(118)
NET CASH PROVIDED BY OPERATING ACTIVITIES	120,449	66,990	8,003

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(7,464,907)	(2,393,320)	(1,521,070)
Sales and maturities	1,380,091	454,272	797,633
Principal repayments	903,378	495,306	326,720
Purchases of U.S. Treasury securities	(108,610)	(445,866)	(97,787)
Maturity of U.S. Treasury securities	75,000	450,000	37,500
Net payments on reverse repurchase agreements	(128,613)	-	-
Net (payments on) proceeds from derivative instruments	(32,383)	24,121	15,940
NET CASH USED IN INVESTING ACTIVITIES	(5,376,044)	(1,415,487)	(441,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	65,830,796	45,596,555	37,761,388
Principal payments on repurchase agreements	(60,740,873)	(44,276,661)	(37,434,184)
Cash dividends paid	(178,863)	(92,503)	(80,754)
Proceeds from issuance of common stock, net of issuance costs	741,423	259,328	159,438
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(7,380)	(3,458)	(9,757)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,645,103	1,483,261	396,131

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	389,508	134,764	(36,930)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	335,053	200,289	237,219
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$724,561	$335,053	$200,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$285,084	$233,471	$203,188

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

On February 24, 2025, Orchid entered into an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) with four sales agents pursuant to which the Company could offer and sell, from time to time, up to an aggregate amount of $350,000,000 of gross proceeds from the sales of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. On  July 28, 2025, the February 2025 Equity Distribution Agreement was amended to increase the aggregate amount of gross proceeds from the sales of shares that may be offered by $150,000,000 to a total of $500,000,000. The Company issued a total of 59,492,504 shares under the February 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $445.1 million and net proceeds of approximately $438.0 million, after commissions and fees, prior to its termination in October 2025.

On October 27, 2025, Orchid entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. Through  December 31, 2025, the Company issued a total of 30,265,963 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $223.1 million, and net proceeds of approximately $219.7 million, after commissions and fees. Subsequent to  December 31, 2025, the Company issued a total of 8,707,492 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $66.2 million, and net proceeds of approximately $65.2 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of December 31, 2025.

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

(in thousands)
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$665,865	$309,330
Restricted cash	58,696	25,723
Total cash, cash equivalents and restricted cash	$724,561	$335,053

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

Derivative Financial Instruments

The Company uses derivative and other hedging instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note, Secured Overnight Financing Rate ("SOFR"), federal funds ("Fed Funds") and ERIS SOFR Swap futures contracts, short positions in U.S. Treasury securities, interest rate swaps, options to enter in interest rate swaps (“interest rate swaptions”), dual digital options, interest rate caps and floors, and "to-be-announced" ("TBA") securities transactions, but the Company may enter into other derivative and other hedging instruments in the future.

The Company accounts for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying statements of comprehensive income (loss).

The Company enters into short-sales of U.S. Treasury securities by borrowing the securities under reverse repurchase agreements and selling them into the market. The Company account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our accompanying balance sheets based on the value of the underlying U.S. Treasury security as of the reporting date. Gains and losses associated with U.S. Treasury security short positions are recognized in gain (loss) on derivative instruments, net in our statements of comprehensive income (loss).

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

NOTE 2. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of December 31, 2025 and December 31, 2024:

(in thousands)
	December 31, 2025			December 31, 2024
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Fixed-rate RMBS	$10,345,029	$10,558,236	$10,615,570	$5,431,274	$5,540,596	$5,237,812
Other	-	16,103	13,088	-	18,832	15,498
Total	$10,345,029	$10,574,339	$10,628,658	$5,431,274	$5,559,428	$5,253,310

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the interest-only securities portfolio was $72.9 million and $85.8 million as of December 31, 2025 and 2024, respectively.
(3)	The notional balance for the inverse interest-only securities portfolio was $17.7 million and $22.0 million as of December 31, 2025 and 2024, respectively.

The following table is a summary of the Company's net gain (loss) from the sale of mortgage-backed securities for the years ended December 31, 2025, 2024 and 2023.

(in thousands)
	2025	2024	2023
Proceeds from sales of RMBS	$1,380,091	$454,272	$797,633
Carrying value of RMBS sold	(1,386,412)	(458,874)	(820,275)
Net loss on sales of RMBS	$(6,321)	$(4,602)	$(22,642)

Gross gain on sales of RMBS	$2,975	$510	$2,705
Gross loss on sales of RMBS	(9,296)	(5,112)	(25,347)
Net loss on sales of RMBS	$(6,321)	$(4,602)	$(22,642)

During the year ended December 31, 2024, the Company resecuritized RMBS with a fair value of $221.7 million by transferring the RMBS into a larger RMBS backed by the transferred RMBS. The Company retained the larger RMBS. No gain or loss was recorded on this resecuritization.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

The following table presents the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of  December 31, 2025 and 2024. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2025
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,136	$395	$-	$100,531
U.S. Treasury Note, 0.75%, 5/31/2026 Maturity	34,579	23	-	34,602
	$134,715	$418	$-	$135,133
December 31, 2024
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,412	$139	$-	$100,551
	$100,412	$139	$-	$100,551

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS

Repurchase Agreements

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2025, the Company had met all margin call requirements.

As of December 31, 2025 and 2024, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2025
Fair market value of securities pledged, including accrued interest receivable	$-	$6,821,306	$3,445,678	$284,296	$10,551,280
Repurchase agreement liabilities associated with these securities	$-	$6,544,072	$3,297,567	$273,827	$10,115,466
Net weighted average borrowing rate	-	4.00%	3.96%	3.92%	3.98%
December 31, 2024
Fair market value of securities pledged, including accrued interest receivable	$-	$4,850,491	$199,993	$181,437	$5,231,921
Repurchase agreement liabilities associated with these securities	$-	$4,656,303	$192,338	$176,902	$5,025,543
Net weighted average borrowing rate	-	4.66%	4.56%	4.76%	4.66%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $51.2 million and $22.8 million as of  December 31, 2025 and 2024, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. As of  December 31, 2025, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $455.6 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity as of  December 31, 2025 and 2024.

Reverse Repurchase Agreements

As of  December 31, 2025, the Company had $128.6 million of reverse repurchase agreements outstanding, for which we had associated obligations to return borrowed securities at fair value of $128.7 million. The Company had no reverse repurchase agreements outstanding as of December 31, 2024.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company's derivative and other hedging instruments assets and liabilities as of December 31, 2025 and 2024.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets
Interest rate swaps	Derivative assets, at fair value	$8,237	$4,574
TBA securities	Derivative assets, at fair value	1,015	4,703
Total derivative assets, at fair value		$9,252	$9,277

Liabilities
TBA securities	Derivative liabilities, at fair value	$1,846	$332
Total derivative liabilities, at fair value		$1,846	$332

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$5,131	$2,625
TBA securities	Restricted cash	2,394	280
TBA securities	Other liabilities	(360)	(4,282)
Total margin balances on derivative contracts		$7,165	$(1,377)

T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions as of  December 31, 2025 and 2024.

($ in thousands)
	December 31, 2025
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2026 5-year T-Note futures (Mar 2026 - Mar 2031 Hedge Period)	$122,500	3.65%	3.65%	$10
March 2026 10-year T-Note futures (Mar 2026 - Mar 2036 Hedge Period)	90,000	3.79%	3.91%	739
March 2026 10-year Ultra futures (Mar 2026 - Mar 2036 Hedge Period)	60,000	4.03%	4.14%	575
SOFR Futures Contracts (Short Positions)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	$97,500	3.73%	3.69%	$(44)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	97,500	3.55%	3.52%	(33)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	97,500	3.38%	3.31%	(66)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	97,500	3.27%	3.16%	(111)
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	97,500	3.22%	3.11%	(105)
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	97,500	3.21%	3.11%	(90)
ERIS SOFR Swap Futures Contracts (Short Positions)(3)
March 2026 5-Year Term, 3.75% fixed rate (Mar 2026 - Mar 2031 Hedge Period)	$10,000	3.48%	3.45%	$(13)

($ in thousands)
	December 31, 2024
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2025 5-year T-Note futures (Mar 2025 - Mar 2030 Hedge Period)	$312,500	4.22%	4.37%	$1,890
March 2025 10-year T-Note futures (Mar 2025 - Mar 2035 Hedge Period)	93,500	4.30%	4.49%	1,119
March 2024 10-year Ultra futures (Mar 2025 - Mar 2035 Hedge Period)	32,500	4.25%	4.58%	914

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $109.30 as of  December 31, 2025 and $106.30 as of  December 31, 2024. The contract values of the short positions were $133.9 million and $332.2 million as of  December 31, 2025 and 2024, respectively. 10-Year T-Note futures contracts were valued at a price of $112.44 as of  December 31, 2025 and $108.75 as of  December 31, 2024.. The contract values of the short positions were $101.2 million and $101.7 million as of  December 31, 2025 and 2024, respectively. 10-Year Ultra futures contracts were valued at price of $115.02 as of  December 31, 2025 and $111.31 as of  December 31, 2024.  The contract value of the short positions was $69.0 million and $36.2 million as of  December 31, 2025 and 2024, respectively.

(3)	ERIS swap futures are exchange traded futures that replicate the cash flows of an underlying swap position.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions as of  December 31, 2025 and 2024.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
December 31, 2025
Expiration > 1 to ≤ 5 years	$4,162,500	3.38%	3.87%	3.2
Expiration > 5 years	1,695,800	3.87%	3.87%	7.1
	$5,858,300	3.53%	3.87%	4.3
December 31, 2024
Expiration > 1 to ≤ 5 years	$1,450,000	1.69%	4.58%	3.4
Expiration > 5 years	2,066,800	3.55%	4.52%	7.0
	$3,516,800	2.78%	4.54%	5.5

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

The following table summarizes the Company's contracts to purchase and sell TBA securities as of December 31, 2025 and 2024.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2025
15-Year TBA securities:
4.5%	$250,000	$249,998	$250,186	$188
30-Year TBA securities:
3%(5)	-	(343)	-	343
3.5%(5)	-	34	-	(34)
4%(5)	-	(215)	-	215
5%(5)	-	218	-	(218)
5.5%	(275,000)	(277,696)	(278,996)	(1,300)
6.5%	(155,000)	(161,103)	(161,127)	(24)
Total	$(180,000)	$(189,107)	$(189,937)	$(830)
December 31, 2024
15-Year TBA securities:
5.0%	$50,000	$50,074	$49,742	$(332)
30-Year TBA securities:
3.0%	(200,000)	(174,406)	(169,703)	4,703
Total	$(150,000)	$(124,332)	$(119,961)	$4,371

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in the balance sheets.

(5)	The Company has entered into offsetting long and short positions for these coupons.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023.

(in thousands)
	2025	2024	2023
Futures contracts (short positions)	$(30,282)	26,638	32,650
Interest rate swaps	(81,687)	101,151	19,657
Payer swaptions (long positions)	-	(72)	(8,734)
Payer swaptions (short positions)	-	-	4,113
Interest rate caps	-	-	(219)
Dual digital option	-	(500)	-
Interest rate floors (long positions)	-	-	1,785
Interest rate floors (short positions)	-	-	(525)
TBA securities (short positions)	(12,289)	6,567	1,370
TBA securities (long positions)	1,687	(230)	(4,860)
U.S. Treasury securities (short positions)	(98)	-	-
Total	$(122,669)	$133,554	$45,237

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company's assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2025 and 2024.

(in thousands)
	December 31, 2025			December 31, 2024
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$10,489,655	$-	$10,489,655	$5,193,570	$-	$5,193,570
Structured RMBS - fair value	13,088	-	13,088	15,498	-	15,498
U.S. Treasury securities - fair value	-	135,133	135,133	-	100,551	100,551
Accrued interest on pledged securities	48,537	36	48,573	22,852	-	22,852
Restricted cash	51,171	7,525	58,696	22,818	2,905	25,723
Total	$10,602,451	$142,694	$10,745,145	$5,254,738	$103,456	$5,358,194

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of December 31, 2025 and 2024.

(in thousands)
		Reverse
	Repurchase	Repurchase	Derivative
	Agreements	Agreements	Agreements	Total
December 31, 2025
Cash	$12,549	$-	$360	$12,909
U.S. Treasury securities - fair value	-	128,724	-	128,724
Total	$12,549	$128,724	$360	$141,633
December 31, 2024
Cash	$4,465	$-	$4,282	$8,747
U.S. Treasury securities - fair value	4,146	-	-	4,146
Total	$8,611	$-	$4,282	$12,893

U.S. Treasury securities received as margin under the Company's repurchase agreements are not recorded in the balance sheets because the counterparty retains ownership of the security. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the balance sheets

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2025 and 2024.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2025
Interest rate swaps	$8,237	$-	$8,237	$-	$-	$8,237
TBA securities	1,015	-	1,015	-	(360)	655
Reverse repurchase agreements	128,613	-	128,613	(128,613)	-	-
	$137,865	$-	$137,865	$(128,613)	$(360)	$8,892
December 31, 2024
Interest rate swaps	$4,574	$-	$4,574	$-	$-	$4,574
TBA securities	4,703	-	4,703	-	(4,282)	421
	$9,277	$-	$9,277	$-	$(4,282)	$4,995

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2025
Repurchase Agreements	$10,115,466	$-	$10,115,466	$(10,064,295)	$(51,171)	$-
TBA securities	1,846	-	1,846	-	(1,846)	-
	$10,117,312	$-	$10,117,312	$(10,064,295)	$(53,017)	$-
December 31, 2024
Repurchase Agreements	$5,025,543	$-	$5,025,543	$(5,002,725)	$(22,818)	$-
TBA securities	332	-	332	-	(280)	52
	$5,025,875	$-	$5,025,875	$(5,002,725)	$(23,098)	$52

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During 2025 and 2024, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2025
At the Market Offering Program(3)	First Quarter	$8.17	25,142,046	$205,424
At the Market Offering Program(3)	Second Quarter	7.01	19,884,204	139,416
At the Market Offering Program(3)	Third Quarter	7.03	21,664,659	152,345
At the Market Offering Program(3)	Fourth Quarter	7.24	33,738,722	244,238
			100,429,631	$741,423
2024
At the Market Offering Program(3)	First Quarter	$8.80	1,490,075	$13,109
At the Market Offering Program(3)	Second Quarter	8.40	11,990,383	100,698
At the Market Offering Program(3)	Third Quarter	8.25	13,314,022	109,891
At the Market Offering Program(3)	Fourth Quarter	7.86	4,533,067	35,630
			31,327,547	$259,328

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)

As of December 31, 2025, the Company had entered into twelve equity distribution agreements, eleven of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through December 31, 2025, the Company repurchased a total of 6,257,826 shares at an aggregate cost of approximately $84.8 million, including commissions and fees, for a weighted average price of $13.55 per share. During the year ended December 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. During the year ended December 31, 2024, the Company repurchased a total of 396,241 shares at an aggregate cost of approximately $3.3 million, including commissions and fees, for a weighted average price of $8.30 per share. The remaining authorization under the stock repurchase program as of  February 20, 2026 was 2,719,137 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025	1.440	190,930
2026 YTD(1)	0.240	44,957
Totals	$69.570	$940,793

(1)

On January 7, 2026, the Company declared a dividend of $0.12 per share to be paid on February 26, 2026. On February 11, 2026, the Company declared a dividend of $0.12 per share to be paid on March 30, 2026. The effect of these dividends are included in the table above, but are not reflected in the Company’s financial statements as of December 31, 2025.

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

The following table presents information related to PUs outstanding during the years ended December 31, 2025 and 2024.

($ in thousands, except per share data)
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	80,201	$10.12	95,768	$12.48
Granted	18,137	8.27	36,773	8.62
Forfeited(1)(2)	(2,393)	9.13	(14,365)	12.48
Vested and issued	(44,482)	10.65	(37,975)	13.72
Unvested, end of period	51,463	$9.05	80,201	$10.12

Compensation expense during period		$300		$406
Unrecognized compensation expense, end of period		$157		$329
Intrinsic value, end of period		$371		$624
Weighted-average remaining vesting term (in years)		0.9		1.1

(1)	During 2025, a participant's service as an employee of the Manager ended resulting in the forfeiture of 2,393 PUs as provided in the Plans (as defined below).
(2)	During 2024, the number of shares of common stock issuable upon the vesting of the remaining outstanding PUs as of December 31, 2023 was reduced by 14,365 shares as a result of a book value impairment event that occurred pursuant to the terms of the long term equity incentive compensation plans (the “Plans”) established under the Company’s Incentive Plans. The book value impairment event occurred when the Company's book value per share declined by more than 15% during the quarter ended September 30, 2023 and the Company’s book value per share decline from July 1, 2023 to December 31, 2023 was more than 10%. The Plans provide that if such a book value impairment event occurs, then the number of outstanding PUs that are outstanding as of the last day of such two quarter period shall be reduced by 15%.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. Compensation expense for the stock awards is based on the fair value of the Company’s common stock on the grant date and is included in incentive compensation in the statements of comprehensive income (loss). The following table presents information related to fully vested common stock issued during the years ended December 31, 2025 and 2024. All of the fully vested shares of common stock issued during the years ended  December 31, 2025 and 2024, and the related compensation expense, were granted with respect to service performed during the previous fiscal years.

($ in thousands, except per share data)
	2025	2024
Fully vested shares granted	18,137	36,773
Weighted average grant date price per share	$8.27	$8.62
Compensation expense related to fully vested shares of common stock awards(1)	$150	$317

(1)

The awards issued during the years ended  December 31, 2025 and 2024 were granted with respect to service performed in 2024 and 2023, respectively. Compensation expense accrued related to the share awards was $0.6 million for both the years ended December 31, 2025 and 2024.

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

The following table presents information related to the DSUs outstanding during the years ended December 31, 2025 and 2024.

($ in thousands, except per share data)
	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	154,385	$12.98	96,704	$15.69
Granted and vested	78,583	7.32	57,681	8.43
Outstanding, end of period	232,968	$11.07	154,385	$12.98

Compensation expense during period		$458		$429
Intrinsic value, end of period		$1,677		$1,201

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies as of  December 31, 2025.

NOTE 11. INCOME TAXES

The Company will generally not be subject to U.S. federal income tax on its REIT taxable income to the extent that it distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gain, to its stockholders annually to maintain REIT status. An amount equal to the sum of 85% of its REIT ordinary income and 95% of its REIT capital gain net income, plus certain undistributed income from prior taxable years, must be distributed within the taxable year in order to avoid the imposition of a 4% excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

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

As of December 31, 2025, we had distributed all of our estimated REIT taxable income through fiscal year 2025. Accordingly, no income tax provision was recorded for 2025, 2024 and 2023.

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the years ended December 31, 2025, 2024 and 2023. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the years ended December 31, 2025, 2024 and 2023.

(in thousands, except per-share information)
	2025	2024	2023
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$159,030	$37,662	$(39,226)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	181,986	82,622	51,636
Unvested dividend eligible share based compensation outstanding at the balance sheet date	284	235	-
Effect of weighting	(53,968)	(17,408)	(6,987)
Weighted average shares-basic and diluted	128,302	65,449	44,649
Net income (loss) per common share:
Basic and diluted	$1.24	$0.57	$(0.89)
Anti-dilutive incentive shares not included in calculation.	-	-	192

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

The Company’s U.S. Treasury securities that are based on quoted prices for identical instruments in active markets are classified as Level 1 assets. U.S. treasury securities are considered Level 2 investments when they were issued before the most recent issue and were still outstanding at measurement day.

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

RMBS, U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the years ended December 31, 2025, 2024 and 2023. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  December 31, 2025 and 2024. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2025 and 2024. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Mortgage-backed securities	$-	$10,628,658	$-
U.S. Treasury securities	-	135,133	-
Interest rate swaps	-	8,237	-
TBA securities	-	(831)	-
Obligation to return securities borrowed under reverse repurchase agreements	-	(128,724)	-
December 31, 2024
Mortgage-backed securities	$-	$5,253,310	$-
U.S. Treasury securities	100,551	-	-
Interest rate swaps	-	4,574	-
TBA securities	-	4,371	-

During the years ended December 31, 2025 and 2024, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 14. RELATED PARTY TRANSACTIONS

Management Agreement

The Company is externally managed and advised by the Manager pursuant to the terms of a management agreement. The management agreement has been renewed through February 20, 2027 and provides for automatic one-year extension options thereafter and is subject to certain termination rights. Under the terms of the management agreement, the Manager is responsible for administering the business activities and day-to-day operations of the Company. The Manager receives a monthly management fee in the amount of:

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $16.6 million, $12.8 million and $13.6 million, for the years ended  December 31, 2025, 2024 and 2023, respectively.

Other Relationships with Bimini

Robert Cauley, the Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors, also serves as CEO and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, the Company's Chief Financial Officer ("CFO"), Chief Investment Officer ("CIO"), Secretary and a member of the Board of Directors, also serves as the CFO, CIO and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of December 31, 2025, Bimini owned 569,071 shares, or 0.3%, of the Company’s common stock.

NOTE 15. SEGMENT INFORMATION

The Company follows ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker ("CODM"), its CEO, assesses performance and allocates resources based on company-wide financial information. The Company derives nearly all of its income from interest on its RMBS portfolio. Consequently, the Company has determined that it operates in a single reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on multiple performance measures. The primary measure of segment performance is net income. The CODM does not generally evaluate our performance using asset or historical cash flow information. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements. Significant expenses within net income that are used to evaluate performance are each separately presented in the statements of comprehensive income. The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company's segment assets are presented in the Company's Balance Sheets under total assets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, BDO USA, P.C., has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Orchid Island Capital, Inc.

Vero Beach, Florida

Opinion on Internal Control over Financial Reporting

We have audited Orchid Island Capital, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

West Palm Beach, Florida

February 20, 2026

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which the Company expects to file with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2025.

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

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference)
3.3	Articles of Amendment of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2022 and incorporated herein by reference)
3.4	Articles of Amendment of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025 and incorporated herein by reference)
3.5	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on October 24, 2025 and incorporated herein by reference)
3.6	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 and incorporated herein by reference)
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
10.8

Form of Indemnification Agreement by and between Orchid Island Capital, Inc. and Indemnitee (filed as Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)†

10.9

Form of Master Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No.333-184538) filed on November 28, 2012 and incorporated herein by reference)

10.10

Form of Performance Unit Award Agreement under the 2021 Equity Incentive Plan (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 21, 2025 and incorporated herein by reference)†

10.11	Form of Stock Award Agreement under the 2021 Equity Incentive Plan (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on February 21, 2025 and incorporated by reference)†
10.12	2018 Long Term Incentive Compensation Plan (filed as Exhibit 10.5 to Form 10-Q filed on April 27, 2018 and incorporated herein by reference)†
10.13	2019 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 26, 2019 and incorporated herein by reference)†
10.14	2020 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on May 1, 2020 and incorporated herein by reference)†
10.15	2021 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 30, 2021 and incorporated herein by reference)†
10.16	2022 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to Form 10-Q filed on April 29, 2022 and incorporated herein by reference)†
10.17	2023 Long Term Incentive Compensation Plan (filed as Exhibit 10.20 to Form 10-K filed on March 3, 2023 and incorporated herein by reference)†
10.18	2024 Long Term Incentive Compensation Plan (filed as Exhibit 10.20 to Form 10-K filed on February 23, 2024 and incorporated herein by reference)†
10.19	2025 Long Term Incentive Compensation Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 21, 2025 and incorporated herein by reference)†
10.20

Form of Deferred Stock Unit Grant Notice and Agreement under the 2021 Equity Incentive Plan  (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on February 25, 2022 and incorporated herein by reference)†

10.21	Form of Director Cash Compensation Deferral Election Form (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 25, 2022 and incorporated herein by reference)†
19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 21, 2025 and incorporated herein by reference)
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2021 and incorporated herein by reference)
23.1	Consent of BDO USA, P.C.*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 97	Incentive Compensation Recoupment Policy (filed as Exhibit 97 to Form 10-K filed on February 23, 2024 and incorporated herein by reference)†
Exhibit 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) ***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document ***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
†	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: February 20, 2026	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board

Date: February 20, 2026	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert E. Cauley	Chairman of the Board, Director, Chief	February 20, 2026
Robert E. Cauley	Executive Officer, and President
(Principal Executive Officer)

/s/ George H. Haas, IV	Chief Financial Officer, Chief	February 20, 2026
George H. Haas, IV	Investment Officer, and Director
(Principal Financial and Accounting Officer)

/s/ W Coleman Bitting	Independent Director	February 20, 2026
W Coleman Bitting

/s/ Frank P. Filipps	Independent Director	February 20, 2026
Frank P. Filipps

/s/ Paula Morabito	Independent Director	February 20, 2026
Paula Morabito

/s/ Ava L. Parker	Independent Director	February 20, 2026
Ava L. Parker