Form 10-Q
period 2026-03-31
Orchid Island Capital, Inc.
filed 2026-04-24
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares outstanding at April 23, 2026: 200,700,226

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $11,259,049 and $10,502,743, respectively)	$11,338,541	$10,628,658
U.S. Treasury securities, available-for-sale (amortized cost of $154,956 and $134,715; includes pledged assets of $149,585 and $135,133, respectively)	155,095	135,133
Cash and cash equivalents	674,020	665,865
Restricted cash	86,114	58,696
Accrued interest receivable	53,880	49,127
Derivative assets	3,008	9,253
Reverse repurchase agreements	358,740	128,613
Receivable for investment securities and TBA transactions	597	-
Other assets	1,396	648
Total Assets	$12,671,391	$11,675,993

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$10,864,723	$10,115,466
Payable for investment securities and TBA transactions	-	1,519
Dividends payable	23,629	21,865
Derivative liabilities	635	1,846
Accrued interest payable	28,458	31,397
Due to affiliates	1,788	1,661
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	359,202	128,724
Other liabilities	1,148	1,567
Total Liabilities	11,279,583	10,304,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common Stock, $0.01 par value; 400,000,000 shares authorized, 196,700,226 shares issued and outstanding as of March 31, 2026 and 181,985,900 shares issued and outstanding as of December 31, 2025	1,967	1,820
Additional paid-in capital	1,593,398	1,553,451
Accumulated deficit	(203,696)	(183,741)
Accumulated other comprehensive income	139	418
Total Stockholders' Equity	1,391,808	1,371,948
Total Liabilities and Stockholders' Equity	$12,671,391	$11,675,993

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

 For the Three Months Ended March 31, 2026 and 2025

($ in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income	$157,838	$81,090
Interest expense	(100,775)	(61,377)
Net interest income	57,063	19,713
Realized gains (losses) on mortgage-backed securities	39	(1,298)
Unrealized (losses) gains on mortgage-backed securities	(115,968)	77,592
Gains (losses) on derivative and other hedging instruments	46,308	(74,659)
Net portfolio (loss) income	(12,558)	21,348

Expenses:
Management fees	3,988	2,747
Allocated overhead	786	608
Incentive compensation	1,415	(207)
Directors' fees and liability insurance	312	338
Audit, legal and other professional fees	312	393
Direct REIT operating expenses	472	227
Other administrative	112	120
Total expenses	7,397	4,226

Net (loss) income	$(19,955)	$17,122
Unrealized (losses) gains on U.S. Treasury securities measured at fair value through other comprehensive net (loss) income	(279)	250
Comprehensive net (loss) income	$(20,234)	$17,372

Basic and diluted net (loss) income per share	$(0.11)	$0.18

Weighted Average Shares Outstanding	189,259,574	95,174,719

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Three Months Ended March 31, 2026 and 2025

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total
Balances, January 1, 2026	181,986	$1,820	$1,553,451	$(183,741)	$418	$1,371,948
Net loss	-	-	-	(19,955)	-	(19,955)
Unrealized loss on available-for-sale securities	-	-	-	-	(279)	(279)
Cash dividends declared ($0.36 per share)	-	-	(68,977)	-	-	(68,977)
Stock based awards and amortization	155	2	1,302	-	-	1,304
Issuance of common stock pursuant to public offerings, net	14,559	145	107,622	-	-	107,767
Balances, March 31, 2026	196,700	$1,967	$1,593,398	$(203,696)	$139	$1,391,808

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total
Balances, January 1, 2025	82,622	$826	$1,010,306	$(342,771)	$139	$668,500
Net income	-	-	-	17,122	-	17,122
Unrealized gain on available-for-sale securities	-	-	-	-	250	250
Cash dividends declared ($0.36 per share)	-	-	(35,729)	-	-	(35,729)
Stock based awards and amortization	23	-	313	-	-	313
Issuance of common stock pursuant to public offerings, net	25,142	252	205,172	-	-	205,424
Balances, March 31, 2025	107,787	$1,078	$1,180,062	$(325,649)	$389	$855,880

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2026 and 2025

($ in thousands)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,955)	$17,122
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	1,311	(243)
Net discount accretion on U.S. Treasury securities	(172)	(120)
Realized (gains) losses on mortgage-backed securities	(39)	1,298
Unrealized losses (gains) on mortgage-backed securities	115,968	(77,592)
Realized and unrealized (gains) losses on derivative instruments	(40,182)	91,315
Changes in operating assets and liabilities:
Accrued interest receivable	(4,753)	(8,474)
Other assets	(963)	(469)
Accrued interest payable	(2,939)	2,543
Other liabilities	212	217
Due to affiliates	127	182
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,615	25,779

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,255,542)	(1,710,118)
Sales and maturities	25,006	168,634
Principal repayments	404,724	132,994
Purchases of U.S. Treasury securities, available-for-sale	(20,069)	(49,622)
Proceeds from maturity of U.S. Treasury securities, available-for-sale	-	25,000
Net payments on reverse repurchase agreements	(230,127)	-
Net proceeds from (payments on) derivative instruments	273,770	(93,402)
NET CASH USED IN INVESTING ACTIVITIES	(802,238)	(1,526,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	23,449,233	14,563,906
Principal payments on repurchase agreements	(22,699,976)	(13,170,808)
Cash dividends	(67,169)	(32,679)
Proceeds from issuance of common stock, net of issuance costs	107,767	205,424
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(659)	(69)
NET CASH PROVIDED BY FINANCING ACTIVITIES	789,196	1,565,774

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	35,573	65,039
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	724,561	335,053
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$760,134	$400,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$103,714	$58,833

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

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

On October 27, 2025, Orchid entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through March 31, 2026, the Company issued a total of 44,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $332.7 million, and net proceeds of approximately $327.5 million, after commissions and fees. For the three months ended March 31, 2026, the Company issued a total of 14,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $109.5 million, and net proceeds of approximately $107.8 million, after commissions and fees. Subsequent to March 31, 2026, the Company issued a total of 4,000,000 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $28.2 million, and net proceeds of approximately $27.8 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The balance sheet at  December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of March 31, 2026.

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

(in thousands)
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$674,020	$665,865
Restricted cash	86,114	58,696
Total cash, cash equivalents and restricted cash	$760,134	$724,561

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

Changes in fair value of investments for which the fair value option is elected are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities and U.S. Treasury securities in the accompanying statements of comprehensive income (loss). Realized gains and losses on sales of investments for which the fair value option has been elected, using the specific identification method, are reported as a separate component of net portfolio income on the statements of comprehensive income (loss). Changes in fair value of U.S. Treasury securities that are classified as available-for-sale are reported in accumulated other comprehensive income (loss) ("OCI"). Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gain or loss to reclassify out of accumulated OCI into earnings based on the specific identification method.

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

The Company enters into short-sales of U.S. Treasury securities by borrowing the securities under reverse repurchase agreements and selling them into the market. The Company accounts for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our accompanying balance sheets based on the value of the underlying U.S. Treasury security as of the reporting date. Gains and losses associated with U.S. Treasury security short positions are recognized in gain (loss) on derivative instruments, net in our statements of comprehensive income (loss).

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

I

ncome Taxes

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. We are currently evaluating the impact of adoption on our financial disclosures.

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of March 31, 2026 and December 31, 2025:

(in thousands)
	March 31, 2026			December 31, 2025
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Pass-Through RMBS Certificates:
Fixed-rate RMBS	$11,161,389	$11,376,248	$11,326,089	$10,345,029	$10,558,236	$10,615,570
Other(2)(3)(4)		15,467	12,452		16,103	13,088
Total	$11,161,389	$11,391,715	$11,338,541	$10,345,029	$10,574,339	$10,628,658

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	Other securities are comprised of interest-only and inverse interest-only securities.
(3)	The notional balance for the interest-only securities portfolio was $70.6 million and $72.9 million as of March 31, 2026 and December 31, 2025, respectively.
(4)	The notional balance for the inverse interest-only securities portfolio was $15.2 million and $17.7 million as of March 31, 2026 and December 31, 2025, respectively.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the three months ended March 31, 2026 and 2025.

(in thousands)
	Three Months Ended March 31,
	2026	2025
Proceeds from sales of RMBS	$25,006	$168,634
Carrying value of RMBS sold	(24,967)	(169,932)
Net gain (loss) on sales of RMBS	$39	$(1,298)

Gross gain on sales of RMBS	$39	$-
Gross loss on sales of RMBS	-	(1,298)
Net gain (loss) on sales of RMBS	$39	$(1,298)

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

The following table presents the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of  March 31, 2026 and December 31, 2025. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2026
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,068	$162	$-	$100,230
U.S. Treasury Note, 0.75%, 5/31/2026 Maturity	34,832	-	(4)	34,828
U.S. Treasury Note, 4.125%, 10/31/2026 Maturity	20,056	-	(19)	20,037
	$154,956	$162	$(23)	$155,095
December 31, 2025
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,136	$395	$-	$100,531
U.S. Treasury Note, 0.75%, 5/31/2026 Maturity	34,579	$23		$34,602
	$134,715	$418	$-	$135,133

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS

Repurchase Agreements

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2026, the Company had met all margin call requirements.

As of March 31, 2026 and December 31, 2025, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2026
Fair value of securities pledged, including accrued interest receivable	$-	$6,444,148	$3,662,811	$1,204,024	$11,310,983
Repurchase agreement liabilities associated with these securities	$-	$6,180,946	$3,529,429	$1,154,348	$10,864,723
Net weighted average borrowing rate	-	3.79%	3.78%	3.82%	3.79%
December 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$6,821,306	$3,445,678	$284,296	$10,551,280
Repurchase agreement liabilities associated with these securities	$-	$6,544,072	$3,297,567	$273,827	$10,115,466
Net weighted average borrowing rate	-	4.00%	3.96%	3.92%	3.98%

In addition, cash pledged to counterparties for repurchase agreements was approximately $82.6 million and $51.2 million as of March 31, 2026 and December 31, 2025, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At March 31, 2026, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $499.9 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at March 31, 2026 or  December 31, 2025.

Reverse Repurchase Agreements

As of  March 31, 2026 and December 31, 2025, the Company had $358.7 million and $128.6 million of reverse repurchase agreements outstanding, respectively, for which we had associated obligations to return borrowed securities at fair value of $359.2 million and $128.7 million.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of March 31, 2026 and December 31, 2025.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Interest rate swaps	Derivative assets, at fair value	$2,628	$8,238
TBA securities	Derivative assets, at fair value	381	1,015
Total derivative assets, at fair value		$3,009	$9,253

Liabilities
TBA securities	Derivative liabilities, at fair value	$635	$1,846
Total derivative liabilities, at fair value		$635	$1,846

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$2,412	$5,131
TBA securities (including margin paid on unsettled trades)	Restricted cash	1,090	2,394
TBA securities (including margin received on unsettled trades)	Other liabilities	(337)	(360)
Total margin balances on derivative contracts		$3,165	$7,165

T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin,” is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at March 31, 2026 and December 31, 2025.

($ in thousands)
	March 31, 2026
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
June 2026 5-year T-Note futures (Jun 2026 - Jun 2031 Hedge Period)	$180,000	3.86%	3.93%	$520
June 2026 10-year T-Note futures (Jun 2026 - Jun 2036 Hedge Period)	53,000	3.85%	4.13%	977
June 2026 10-year Ultra futures (Jun 2026 - Jun 2036 Hedge Period)	60,000	4.09%	4.32%	1,223
SOFR Futures Contracts (Short Positions)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	$97,500	3.55%	3.68%	$123
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	97,500	3.38%	3.67%	280
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	97,500	3.27%	3.67%	386
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	97,500	3.22%	3.64%	407
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	97,500	3.21%	3.61%	397
ERIS SOFR Swap Futures Contracts (Short Positions)(3)
June 2026 5-Year Term, 3.75% fixed rate, (Jun 2026 - June 2031 Hedge Period)	$10,000	3.42%	3.63%	$88

($ in thousands)
	December 31, 2025
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2026 5-year T-Note futures (Mar 2026 - Mar 2031 Hedge Period)	$122,500	3.65%	3.65%	$10
March 2026 10-year T-Note futures (Mar 2026 - Mar 2036 Hedge Period)	90,000	3.79%	3.91%	739
March 2026 10-year Ultra futures (Mar 2026 - Mar 2036 Hedge Period)	60,000	4.03%	4.14%	575
SOFR Futures Contracts (Short Positions)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	$97,500	3.73%	3.69%	$(44)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	97,500	3.55%	3.52%	(33)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	97,500	3.38%	3.31%	(66)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	97,500	3.27%	3.16%	(111)
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	97,500	3.22%	3.11%	(105)
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	97,500	3.21%	3.11%	(90)
ERIS SOFR Swap Futures Contracts (Short Positions)(3)
March 2026 5-Year Term, 3.75% fixed rate (Mar 2026 - Mar 2031 Hedge Period)	$10,000	3.48%	3.45%	$(13)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price of $108.18 at  March 31, 2026 and $109.30 at  December 31, 2025. The contract values of the short positions were $194.7 million and $133.9 million at  March 31, 2026 and  December 31, 2025, respectively. 10-Year T-Note futures contracts were valued at a price of $111.05 at  March 31, 2026 and $112.44 at  December 31, 2025. The contract values of the short positions were $58.9 million and $101.2 million at  March 31, 2026 and  December 31, 2025, respectively. 10-Year Ultra futures contracts were valued at a price of $113.52 at  March 31, 2026 and $115.02 at  December 31, 2025. The contract values of the short positions were $68.1 million and $69.0 million at  March 31, 2026 and  December 31, 2025, respectively.

(3)	ERIS swap futures are exchange traded futures that replicate the cash flows of an underlying swap position.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at March 31, 2026 and December 31, 2025.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
March 31, 2026
Expiration > 1 to ≤ 5 years	$4,792,800	3.40%	3.68%	3.0
Expiration > 5 years	2,221,400	3.90%	3.68%	8.0
	$7,014,200	3.56%	3.68%	4.6
December 31, 2025
Expiration > 1 to ≤ 5 years	$4,162,500	3.38%	3.87%	3.2
Expiration > 5 years	1,695,800	3.87%	3.87%	7.1
	$5,858,300	3.53%	3.87%	4.3

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

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of   March 31, 2026 and  December 31, 2025.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2026
15-Year TBA securities:
4.5%	$250,000	$248,506	$247,871	$(635)
30-Year TBA securities:
6.5%	(155,000)	(160,595)	(160,214)	381
	$95,000	$87,911	$87,657	$(254)
December 31, 2025
15-Year TBA securities:
4.5%	$250,000	$249,998	$250,186	$188
30-Year TBA securities:
3.0%	-	(343)	-	343
3.5%	-	34	-	(34)
4.0%	-	(215)	-	215
5.0%	-	218	-	(218)
5.5%	(275,000)	(277,696)	(278,996)	(1,300)
6.5%	(155,000)	(161,103)	(161,127)	(24)
Total	$(180,000)	$(189,107)	$(189,937)	$(830)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

(in thousands)
	Three Months Ended March 31,
	2026	2025
Interest rate futures contracts (short position)	$4,437	$(14,942)
Interest rate swaps	41,002	(62,843)
TBA securities (short positions)	195	3,026
TBA securities (long positions)	1,277	100
U.S. Treasury securities (short positions)	(603)	-
Total	$46,308	$(74,659)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2026 and December 31, 2025.

(in thousands)
	March 31, 2026			December 31, 2025
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$11,246,597	$-	$11,246,597	$10,489,655	$-	$10,489,655
Structured RMBS - fair value	12,452	-	12,452	13,088	-	13,088
U.S. Treasury securities	-	149,585	149,585	-	135,133	135,133
Accrued interest on pledged securities	51,934	1,502	53,436	48,537	36	48,573
Restricted cash	82,612	3,502	86,114	51,171	7,525	58,696
Total	$11,393,595	$154,589	$11,548,184	$10,602,451	$142,694	$10,745,145

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of March 31, 2026 and December 31, 2025.

(in thousands)
		Reverse
	Repurchase	Repurchase	Derivative
	Agreements	Agreements	Agreements	Total
March 31, 2026
Cash	$194	$-	$337	$531
U.S. Treasury securities - fair value	549	359,202	-	359,751
Total	$743	$359,202	$337	$360,282
December 31, 2025
Cash	$12,549	$-	$360	$12,909
U.S. Treasury securities - fair value	-	128,724	-	128,724
Total	$12,549	$128,724	$360	$141,633

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2026 and December 31, 2025.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
March 31, 2026
Interest rate swaps	$2,628	$-	$2,628	$-	$-	$2,628
TBA securities	381	-	381	-	(337)	44
Reverse repurchase agreements	358,740	-	358,740	(358,740)	-	-
	$361,749	$-	$361,749	$(358,740)	$(337)	$2,672
December 31, 2025
Interest rate swaps	$8,237	$-	$8,237	$-	$-	$8,237
TBA securities	1,015	-	1,015	-	(360)	655
Reverse repurchase agreement	128,613	-	128,613	(128,613)	-	-
	$137,865	$-	$137,865	$(128,613)	$(360)	$8,892

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
March 31, 2026
Repurchase Agreements	$10,864,723	$-	$10,864,723	$(10,782,111)	$(82,612)	$-
TBA securities	635	-	635	-	(635)	-
	$10,865,358	$-	$10,865,358	$(10,782,111)	$(83,247)	$-
December 31, 2025
Repurchase Agreements	$10,115,466	$-	$10,115,466	$(10,064,295)	$(51,171)	$-
TBA securities	1,846	-	1,846	-	(1,846)	-
	$10,117,312	$-	$10,117,312	$(10,064,295)	$(53,017)	$-

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the three months ended March 31, 2026 and the year ended  December 31, 2025, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2026
At the Market Offering Program(3)	First Quarter	$7.40	14,558,681	$107,767
Total			14,558,681	$107,767
2025
At the Market Offering Program(3)	First Quarter	$8.17	25,142,046	$205,424
At the Market Offering Program(3)	Second Quarter	7.01	19,884,204	139,416
At the Market Offering Program(3)	Third Quarter	7.03	21,664,659	152,345
At the Market Offering Program(3)	Fourth Quarter	7.24	33,738,722	244,238
Total			100,429,631	$741,423

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into 14 equity distribution agreements, 13 of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

From the inception of the stock repurchase program through March 31, 2026, the Company repurchased a total of 6,257,826 shares at an aggregate cost of approximately $84.8 million, including commissions and fees, for a weighted average price of $13.55 per share. There were no shares repurchased during the three months ended March 31, 2026. During the year ended  December 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. The remaining authorization under the stock repurchase program as of  April 23, 2026 was 2,719,137 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025	1.440	190,930
2026 - YTD(1)	0.460	89,100
Totals	$69.790	$984,936

(1)

On April 15, 2026, the Company declared a dividend of $0.10 per share to be paid on May 28, 2026. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2026.

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

Performance Units

The Company has issued, and may in the future issue additional, PUs under the Incentive Plans to certain executive officers and employees of its Manager. PUs vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the PU agreement. When earned, each PU will be settled by the issuance of one share of the Company’s common stock, at which time the PU will be cancelled. The PUs contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the underlying shares of common stock. PUs are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company or the Manager. Compensation expense for the PUs, included in incentive compensation on the statements of comprehensive income (loss), is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved. The dividend payable on the PUs as of March 31, 2026 and December 31, 2025 was $34,000 and $6,000, respectively, and is included in “Due to affiliates” in the Company's balance sheet.

The following table presents information related to PUs outstanding during the three months ended March 31, 2026 and 2025.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	51,463	$9.05	80,201	$10.12
Granted	240,486	7.23	18,137	8.27
Vested and issued	(11,708)	9.77	(12,353)	11.17
Unvested, end of period	280,241	$7.46	85,985	$9.58

Compensation expense during period		$86		$93
Unrecognized compensation expense, end of period		$1,810		$386
Intrinsic value, end of period		$1,970		$647
Weighted-average remaining vesting term (in years)		1.9		1.2

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the three months ended March 31, 2026 and 2025. All of the fully vested shares of common stock issued during the three months ended March 31, 2026 and 2025, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2025 and 2024, respectively.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2026	2025
Fully vested shares granted	240,486	18,137
Weighted average grant date price per share	$7.23	$8.27
Compensation expense related to fully vested shares of common stock awards (1)	$1,739	$150

(1)	The awards issued during the three months ended March 31, 2026 and 2025 were granted with respect to service performed in 2025 and 2024, respectively.

Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of DSU awards pursuant to the Incentive Plans. Each DSU represents a right to receive one share of the Company’s common stock. Each non-employee director may elect to receive all of his or her compensation in the form of DSUs. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant. Compensation expense for the DSUs is included in directors’ fees and liability insurance in the statements of comprehensive income (loss). The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock. These dividend equivalent rights are settled in cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock. The dividend payable on the DSUs as of March 31, 2026 and December 31, 2025 was $80,000 and $74,000, respectively, and is included in “Other liabilities” in the Company's balance sheet.

The following table presents information related to the DSUs outstanding during the three months ended March 31, 2026 and 2025.

($ in thousands, except per share data)
	Three Months Ended March 31,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	232,968	$11.07	154,385	$12.98
Granted and vested	19,004	7.26	17,720	7.84
Outstanding, end of period	251,972	$10.78	172,105	$12.45

Compensation expense during period		$86		$114
Intrinsic value, end of period		$1,771		$1,294

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies as of  March 31, 2026.

NOTE 11. INCOME TAXES

The Company will generally not be subject to U.S. federal income tax on its REIT taxable income to the extent that it distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gain, to its stockholders, annually to maintain REIT status. An amount equal to the sum of which 85% of its REIT ordinary income and 95% of its REIT capital gain net income, plus certain undistributed income from prior taxable years, must be distributed within the taxable year, in order to avoid the imposition of a 4% excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the three months ended March 31, 2026 and 2025. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2026 and 2025.

(in thousands, except per share information)
	Three Months Ended March 31,
	2026	2025
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(19,955)	$17,122
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	196,700	107,787
Unvested dividend eligible share based compensation outstanding at the balance sheet date	532	258
Effect of weighting	(7,972)	(12,870)
Weighted average shares-basic and diluted	189,260	95,175
Net (loss) income per common share:
Basic and diluted	$(0.11)	$0.18

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

RMBS, U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the three months ended March 31, 2026 and 2025. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  March 31, 2026 and December 31, 2025. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Mortgage-backed securities	$-	$11,338,541	$-
U.S. Treasury securities	-	155,095	-
Interest rate swaps	-	2,628	-
TBA securities	-	(254)	-
Obligation to return securities borrowed under reverse repurchase agreements		(359,202)
December 31, 2025
Mortgage-backed securities	$-	$10,628,658	$-
U.S. Treasury securities	-	135,133	-
Interest rate swaps	-	8,238	-
TBA securities	-	(831)	-
Obligation to return securities borrowed under reverse repurchase agreements		(128,724)

During the three months ended March 31, 2026 and 2025, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $5.1 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, the net amount due to affiliates was approximately $1.8 million and $1.7 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of March 31, 2026, Bimini owned 569,071 shares, or 0.3%, of the Company’s common stock.

NOTE 15. SEGMENT INFORMATION

The Company follows ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker ("CODM"), its CEO, assesses performance and allocates resources based on company-wide financial information. The Company derives nearly all of its income from interest on its RMBS portfolio. Consequently, the Company has determined that it operates in a single reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on multiple performance measures, including net income, which is the Company's primary measure of segment performance. The CODM does not generally evaluate our performance using asset or historical cash flow information. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements. Significant expenses within net income that are used to evaluate performance are each separately presented in the statements of comprehensive income (loss). The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company's segment assets are presented in the Company's Balance Sheets under total assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, considering all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about interest rates, inflation, liquidity, pledging of our structured RMBS, funding levels and spreads, prepayment speeds, portfolio composition, positioning and repositioning, hedging levels, leverage ratio, dividends, investment and return opportunities, the supply and demand for Agency RMBS and the performance of the Agency RMBS sector generally, the effect of actual or expected actions of the U.S. government, including the Fed, market expectations, capital raising, future opportunities and prospects of the Company, the stock repurchase program, geopolitical uncertainty and general economic conditions (including the effects of artificial intelligence, wars, tariffs, trade wars, inflation, the U.S. deficit, and the strength of the U.S. dollar). As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

We are a specialty finance company that invests in residential mortgage-backed securities (“RMBS”) which are issued and guaranteed by a federally chartered corporation or agency (“Agency RMBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency RMBS: (i) traditional pass-through ("PT") Agency RMBS, such as mortgage PT certificates issued by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac" and together with Fannie Mae, the "Enterprises") or the Government National Mortgage Association ("Ginnie Mae" and, together with the Enterprises the “GSEs”) and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT RMBS”) and (ii) structured Agency RMBS, such as interest-only securities (“IOs”), inverse interest-only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency RMBS. We were formed by Bimini Capital Management, Inc. ("Bimini") in August 2010, commenced operations on November 24, 2010 and completed our initial public offering (“IPO”) on February 20, 2013. We are externally managed by Bimini Advisors, LLC ("Bimini Advisors," or our "Manager"), an investment adviser registered with the Securities and Exchange Commission (the “SEC”).

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

On October 27, 2025, we entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through March 31, 2026, we issued a total of 44,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $332.7 million, and net proceeds of approximately $327.5 million, after commissions and fees. For the three months ended March 31, 2026, we issued a total of 14,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $109.5 million, and net proceeds of approximately $107.8 million, after commissions and fees. Subsequent to March 31, 2026, we issued a total of 4,000,000 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $28.2 million, and net proceeds of approximately $27.8 million, after commissions and fees.

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

From the inception of the stock repurchase program through March 31, 2026, the Company repurchased a total of 6,257,826 shares at an aggregate cost of approximately $84.8 million, including commissions and fees, for a weighted average price of $13.55 per share. The Company did not repurchase any shares during the three months ended March 31, 2026. During the year ended December 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. The remaining authorization under the stock repurchase program as of April 23, 2026 was 2,719,137 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of funds, including decreases in the Fed Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2025, or potential additional changes in the Fed Funds rate;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2026, as compared to the Company’s results of operations for the three months ended March 31, 2025.

Net (Loss) Income Summary

Net loss for the three months ended March 31, 2026 was $20.0 million, or $0.11 per share. Net income for the three months ended March 31, 2025 was $17.1 million, or $0.18 per share. The components of net (loss) income for the three months ended March 31, 2026 and 2025, along with the changes in those components are presented in the table below:

(in thousands)
	Three Months Ended March 31,
	2026	2025	Change
Interest income	$157,838	$81,090	$76,748
Interest expense	(100,775)	(61,377)	(39,398)
Net interest income	57,063	19,713	37,350
(Losses) gains on RMBS and derivative contracts	(69,621)	1,635	(71,256)
Net portfolio (loss) income	(12,558)	21,348	(33,906)
Expenses	(7,397)	(4,226)	(3,171)
Net (loss) income	$(19,955)	$17,122	$(37,077)

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

Described below are the Company’s results of operations for each quarter in 2026 to date and 2025.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Income (Loss)			Income (Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
March 31, 2026	$(19,955)	$(69,621)	$49,666	$(0.11)	$(0.37)	$0.26
December 31, 2025	103,408	70,742	32,666	0.62	0.43	0.19
September 30, 2025	72,078	50,600	21,478	0.53	0.37	0.16
June 30, 2025	(33,578)	(51,736)	18,158	(0.29)	(0.45)	0.16
March 31, 2025	17,122	1,635	15,487	0.18	0.02	0.16

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses, specifically Fed Funds, SOFR, ERIS SOFR Swap, and U.S. Treasury futures, dual digital options, interest rate floors and caps, and interest rate swaps and swaptions, that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2026 to date and 2025.

Gains (Losses) on Derivative Instruments
(in thousands)
		U.S. Treasury Short and		Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
March 31, 2026	$46,307	$(408)	$1,277	$14,643	$30,795
December 31, 2025	14,048	(3,478)	158	19,578	(2,210)
September 30, 2025	(8,772)	(4,272)	957	21,872	(27,329)
June 30, 2025	(53,286)	(7,662)	472	20,937	(67,033)
March 31, 2025	(74,659)	3,026	100	20,912	(98,697)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative		Net Interest Income
			Instruments		GAAP
	GAAP	GAAP	Attributed	Economic	Net Interest	Economic
	Interest	Interest	to Current	Interest	Income	Net Interest
	Income	Expense	Period(1)	Expense(2)	(Expense)	Income(3)
Three Months Ended
March 31, 2026	$157,838	$100,775	$14,643	$86,132	$57,063	$71,706
December 31, 2025	132,188	93,705	19,578	74,127	38,483	58,061
September 30, 2025	108,434	81,515	21,872	59,643	26,919	48,791
June 30, 2025	92,289	69,135	20,937	48,198	23,154	44,091
March 31, 2025	81,090	61,377	20,912	40,465	19,713	40,625

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the three months ended March 31, 2026, we earned net interest income of $57.1 million consisting of $157.8 million of interest income from RMBS assets offset by $100.8 million of interest expense on borrowings. For the comparable period ended March 31, 2025, we earned $19.7 million of net interest income, consisting of $81.1 million of interest income from RMBS assets offset by $61.4 million of interest expense on borrowings. The $76.7 million increase in interest income was due to a 34 basis point ("bp") increase in the yield on average RMBS, combined with a $4,987.9 million increase in average RMBS. The $39.4 million increase in interest expense was due to a $4,768.0 million increase in average outstanding borrowings, offset by a 45 bps decrease in the average cost of funds.

On an economic basis, our interest expense on borrowings for the three months ended March 31, 2026 and 2025 was $86.1 million and $40.5 million, respectively, resulting in $71.7 million and $40.6 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for each quarter in 2026 to date and 2025 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2026	$10,983,600	$157,838	5.75%	$10,490,095	$100,775	$86,132	3.84%	3.28%
December 31, 2025	9,492,369	132,188	5.57%	9,061,222	93,705	74,127	4.14%	3.27%
September 30, 2025	7,674,720	108,434	5.65%	7,331,428	81,515	59,643	4.45%	3.25%
June 30, 2025	6,865,727	92,289	5.38%	6,537,260	69,135	48,198	4.23%	2.95%
March 31, 2025	5,995,702	81,090	5.41%	5,722,092	61,377	40,465	4.29%	2.83%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2026	$57,063	$71,706	1.91%	2.47%
December 31, 2025	38,483	58,061	1.43%	2.30%
September 30, 2025	26,919	48,791	1.20%	2.40%
June 30, 2025	23,154	44,091	1.15%	2.43%
March 31, 2025	19,713	40,625	1.12%	2.58%

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

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $10,490.1 million and $5,722.1 million and total interest expense of $100.8 million and $61.4 million for the three months ended March 31, 2026 and 2025, respectively. Our average cost of funds was 3.84% for the three months ended March 31, 2026, compared to 4.29% for the comparable period in 2025.

Our economic interest expense was $86.1 million and $40.5 million for the three months ended March 31, 2026 and 2025, respectively. There was a 45 bps increase in the average economic cost of funds to 3.28% for the three months ended March 31, 2026, from 2.83% for the three months ended March 31, 2025.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 19 bps above the one-month average SOFR and 2 bps below the six-month average SOFR for the quarter ended March 31, 2026. Our average economic cost of funds was 37 bps below the average one-month SOFR and 58 bps below the average six-month SOFR for the quarter ended March 31, 2026. The average term to maturity of the outstanding repurchase agreements was 46 days at March 31, 2026 and 39 days at December 31, 2025.

The table below presents the one-month average and six-month average SOFR rates for each quarter in 2026 to date and 2025, on both a GAAP and economic basis.

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
March 31, 2026	3.65%	3.86%	0.19%	(0.02)%	(0.37)%	(0.58)%
December 31, 2025	3.79%	4.20%	0.35%	(0.06)%	(0.52)%	(0.93)%
September 30, 2025	4.31%	4.37%	0.14%	0.08%	(1.06)%	(1.12)%
June 30, 2025	4.32%	4.37%	(0.09)%	(0.14)%	(1.37)%	(1.42)%
March 31, 2025	4.33%	4.55%	(0.04)%	(0.26)%	(1.50)%	(1.72)%

Gains or Losses

The table below presents our gains or losses for the three months ended March 31, 2026 and 2025.

(in thousands)
	Three Months Ended March 31,
	2026	2025	Change
Realized gains (losses) on sales of RMBS	$39	$(1,298)	$1,337
Unrealized (losses) gains on RMBS	(115,968)	77,592	(193,560)
Total (losses) gains on RMBS	(115,929)	76,294	(192,223)
Gains (losses) on interest rate futures	4,437	(14,942)	19,379
Gains (losses) on interest rate swaps	41,002	(62,843)	103,845
Losses on payer swaptions (long positions)	-	-	-
Losses on dual digital option	-	-	-
Gains on TBA securities (short positions)	195	3,026	(2,831)
Gains on TBA securities (long positions)	1,277	100	1,177
Losses on U.S. Treasury securities (short positions)	(603)	-	(603)
Total gains (losses) from derivative instruments	$46,308	$(74,659)	$120,967

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2026, we received proceeds of $25.0 million from sales of RMBS, resulting in gains of approximately $39,000. During the three months ended March 31, 2025, we received proceeds of $168.6 million from sales of RMBS, resulting in losses of approximately $1.3 million.

Realized and unrealized gains and losses on RMBS are driven in part by changes in yields and interest rates, the spreads that Agency RMBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for RMBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on RMBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent RMBS are carried at a discount to par, unrealized gains or losses on RMBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter in 2026 to date and 2025.

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
March 31, 2026	3.95%	4.31%	5.75%	6.38%	3.68%
December 31, 2025	3.72%	4.16%	5.44%	6.15%	4.01%
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					(Premium	Only	Discount Accretion
	Average		Yield on		Amortization)/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
March 31, 2026	$10,983,600	$157,838	5.75%	$(115,868)	$(13,551)	$(102,317)	$144,287	5.25%
December 31, 2025	9,492,369	132,188	5.57%	53,960	(7,412)	61,372	124,776	5.26%
September 30, 2025	7,674,720	108,434	5.65%	59,418	(1,412)	60,830	107,022	5.58%
June 30, 2025	6,865,727	92,289	5.38%	9,264	(1,471)	10,735	90,818	5.29%
March 31, 2025	5,995,702	81,090	5.41%	77,445	2,608	74,837	83,698	5.58%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
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

Expenses

For the three months ended March 31, 2026, the Company’s total operating expenses were approximately $7.4 million, compared to approximately $4.2 million for the three months ended March 31, 2025. The table below presents a breakdown of operating expenses for the three months ended March 31, 2026 and 2025.

(in thousands)
	Three Months Ended March 31,
	2026	2025	Change
Management fees	$3,988	$2,747	$1,241
Allocated overhead	786	608	178
Incentive compensation	1,415	(207)	1,622
Directors fees and liability insurance	312	338	(26)
Audit, legal and other professional fees	312	393	(81)
Direct REIT operating expenses	472	227	245
Other administrative	112	120	(8)
Total expenses	$7,397	$4,226	$3,171

As of December 31, 2025 and 2024, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the three months ended March 31, 2026 and 2025, the Company awarded shares of Company common stock with a fair value of $1.7 million and $0.3 million, respectively. Accrued incentive compensation for the three months ended March 31, 2026 includes $1.1 million under accrual of this liability. Incentive compensation for the three months ended March 31, 2025 includes a reversal of the $0.4 million over accrual of this liability.

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

●	A fee for the clearing and operational services provided by personnel of the Manager equal to $10,000 per month.

The following table summarizes the management fee and overhead allocation expenses for each quarter in 2026 to date and 2025.

($ in thousands)
				Advisory Services
	Average	Average	Average			Repurchase
	Orchid	Orchid	Repurchase	Management	Overhead	Clearing and
Three Months Ended	MBS	Equity	Agreements	Fee	Allocation	Administrative	Total
March 31, 2026	$10,983,600	$1,365,471	$ 10,490,095	$3,988	$786	$ 353	$5,127
December 31, 2025	9,492,369	1,233,957	9,061,222	3,700	705	319	4,724
September 30, 2025	7,674,720	1,108,307	7,331,428	3,294	887	277	4,458
June 30, 2025	6,865,727	1,012,986	6,537,260	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	5,722,092	2,747	608	227	3,582

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2026, our RMBS portfolio consisted of $11.3 billion of Agency RMBS at fair value and had a weighted average coupon on assets of 5.58%. During the three months ended March 31, 2026, we received principal repayments of $404.7 million, compared to $133.0 million for the three months ended March 31, 2025. The average three month prepayment speeds for the quarters ended March 31, 2026 and 2025 were 14.7% and 7.8%, respectively.

The following table presents the 3-month constant prepayment rate (“CPR”) experienced on our RMBS portfolio, on an annualized basis, for the quarterly periods presented. CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.

Total
Three Months Ended	Portfolio (%)
March 31, 2026	14.7
December 31, 2025	15.7
September 30, 2025	10.1
June 30, 2025	10.1
March 31, 2025	7.8

The following tables summarize certain characteristics of the Company’s RMBS portfolio as of March 31, 2026 and December 31, 2025:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2026
Fixed Rate RMBS	$11,326,089	99.9%	5.60%	339	1-Mar-56
Other	12,452	0.1%	3.35%	207	25-Jul-48
Total Mortgage Assets	$11,338,541	100.0%	5.58%	338	1-Mar-56
December 31, 2025
Fixed Rate RMBS	$10,615,570	99.9%	5.67%	341	1-Jan-56
Other	13,088	0.1%	3.25%	210	25-Jul-48
Total Mortgage Assets	$10,628,658	100.0%	5.64%	340	1-Jan-56

($ in thousands)
	March 31, 2026		December 31, 2025
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$5,900,504	52.0%	$5,675,461	53.4%
Freddie Mac	5,438,037	48.0%	4,953,197	46.6%
Total Portfolio	$11,338,541	100.0%	$10,628,658	100.0%

As of March 31, 2026, the Company's portfolio had an effective duration of 3.005, indicating that an interest rate increase of 1.0% would be expected to cause a 3.005% decrease in the value of the RMBS in the Company’s investment portfolio. As of December 31, 2025, the Company's portfolio had an effective duration of 2.513, indicating that an interest rate increase of 1.0% would be expected to cause a 2.513% decrease in the value of the RMBS in the Company’s investment portfolio. These figures do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the three months ended March 31, 2026 and 2025, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2026			2025
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT RMBS	$1,255,542	$100.90	4.87%	$1,710,118	$102.40	5.50%

Borrowings

As of March 31, 2026, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 28 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of March 31, 2026, we had obligations outstanding under the repurchase agreements of approximately $10.9 billion with a net weighted average borrowing cost of 3.79%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 227 days, with a weighted average remaining maturity of 46 days. Securing the repurchase agreement obligations as of March 31, 2026 are RMBS with an estimated fair value, including accrued interest, of approximately $11.3 billion, and cash pledged to counterparties of approximately $82.6 million. Through April 24, 2026, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2026, with maturities through November 13, 2026.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2026 to date and 2025.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
March 31, 2026	$10,864,723	$11,023,983	$10,490,095	$374,628	3.57%
December 31, 2025	10,115,466	10,119,839	$9,061,222	1,054,244	11.63%
September 30, 2025	8,006,978	8,024,512	$7,331,428	675,550	9.21%
June 30, 2025	6,655,879	6,655,879	$6,537,260	118,619	1.81%
March 31, 2025	6,418,641	6,453,905	$5,722,092	696,549	12.17%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing total liabilities, adjusted for our net notional TBA position and securities borrowed, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage as of March 31, 2026 was 7.9 to 1, compared to 7.4 to 1 as of December 31, 2025.  Our adjusted leverage as of March 31, 2026 was 7.8 to 1, compared to 7.4 to 1 as of December 31, 2025.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Securities	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Borrowed	Equity	Leverage	Leverage
March 31, 2026	$10,864,723	$11,279,583	$95,000	$359,202	$1,391,808	7.8:1	7.9:1
December 31, 2025	10,115,466	10,304,045	(180,000)	128,754	1,371,948	7.4:1	7.3:1
September 30, 2025	8,006,978	8,052,945	(32,000)	-	1,086,090	7.4:1	7.4:1
June 30, 2025	6,655,879	6,698,673	-	-	911,959	7.3:1	7.3:1
March 31, 2025	6,418,641	6,448,407	200,000	-	855,879	7.5:1	7.8:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient, and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the three months ended March 31, 2026, haircuts on our pledged collateral remained stable and as of March 31, 2026, our weighted average haircut was approximately 4.1% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of March 31, 2026, we had cash and cash equivalents of $674.0 million. We generated cash flows of $549.4 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $10.4 billion during the three months ended March 31, 2026.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Capital Expenditures

At March 31, 2026, we had no material commitments for capital expenditures.

Stockholders’ Equity

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

On October 27, 2025, we entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through March 31, 2026, we issued a total of 44,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $332.7 million, and net proceeds of approximately $327.5 million, after commissions and fees. For the three months ended March 31, 2026, we issued a total of 14,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $109.5 million, and net proceeds of approximately $107.8 million, after commissions and fees. Subsequent to March 31, 2026, we issued a total of 4,000,000 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $28.2 million, and net proceeds of approximately $27.8 million, after commissions and fees.

Outlook

Economic Summary

Economic developments during the first quarter of 2026 were to a large extent a continuation of 2025, with inflation stubbornly above the Fed’s target of 2%, the labor market stable, and growth and spending holding up.  There was also considerable uncertainty surrounding the two primary focus points of the Fed – inflation and the labor market. The impact of tariffs implemented in 2025 had not materially impacted goods prices, and it was unclear whether they would, and to what extent. The Trump administration’s crack down on immigration has meaningfully slowed labor market growth, and economists suspect the current base line growth rate of the labor market is at or close to zero.  Both of these factors make it difficult for economists and Fed officials to interpret economic data and ascertain the appropriate path, or level, of monetary policy.  Consequently, the Fed has held monetary policy stable and guided that they will continue assessing incoming data over time to determine what changes, if any are needed.

Additional factors that could affect the economy emerged over the course of the quarter.  The first was apparent strains in the private credit markets.  These first emerged in 2025, but intensified materially during the first quarter of 2026 – predominantly as developments in artificial intelligence were viewed as a threat to software developers. Coincidentally, the market feared the tens of billions of dollars of spending on data centers throughout the country and world announced in recent months by the country’s largest technology companies could lead to overcapacity. The weakness in the private credit markets spilled over into the broader equity markets, and most major market indices were down for the year by mid-single percentage points through late February, with software related companies down multiples of that.

On February 28, 2026, the United States and Israel attacked Iran and began the current war that has materially disrupted the supply and production of oil in the Persian Gulf region, among other important commodities needed for the global economy.  Financial markets immediately reflected higher interest rates, equity markets declined and commodity prices rose, especially the price of oil, which jumped to over $100 per barrel.  Markets initially expected the war to be brief and the disruptions to the supply of oil and market turmoil to end quickly. This has not proved to be the case. With respect to domestic markets in the United States, the immediate impact has been inflationary, and headline inflation readings are expected to be elevated while the war lasts.  Market pricing of Fed monetary policy adjustment quickly shifted from possibly one or two more interest rate cuts in 2026 to a possible hike before year end.  As the war has continued, the market now expects the effect of the war may become more growth oriented, and longer-term rates have declined back to levels seen at year-end 2025. The ultimate outcome of the war remains unclear at this point, but what is very clear is the uncertainty surrounding the Fed and its pursuit of its dual mandates has become even more challenging.

Interest Rates

While interest rates across the U.S. Treasury curve had been remarkably stable for most of 2025, especially the latter half of the year, interest rate volatility increased during the first quarter of 2026 and into the second quarter.  While the range of the yield on the 10-year U.S. Treasury and other maturities outside of the 2-year U.S. Treasury have expanded, yields have remained within the new range throughout the year.  Implied interest rate volatility in the rate options market spiked at the onset of the Iranian war, but has since retraced most of the upward spike.  Shorter maturity U.S. Treasuries, those most sensitive to monetary policy, have increased as the market no longer anticipates additional interest rate cuts by the Fed.  Prior to the outbreak of the war, the market was anticipating at least two 25-basis point cuts in the Fed Funds rate by the end of 2026, with additional cuts priced in for 2027.  By the end of the first quarter, market pricing was approximately one-quarter of one 25-basis point cut by the end of 2026.

The Fed ended its quantitative tightening program, which reduced its balance sheet via the maturation of its holdings, and began reinvesting them into additional U.S. Treasury holdings on December 1, 2025.  Run-off from the Agency RMBS holdings is now directed towards purchasing U.S. Treasuries.  The Fed also announced its intention, via Reserve Management Purchases (“RMPs”), to grow its balance sheet over time to maintain a stable relationship between the size of its balance sheet and the economy. These steps will result in increased purchases of U.S. Treasuries by the Fed going forward, and interest rate swap spreads have widened – or become less negative – as a result. When the RMP program was first introduced, U.S. Treasury purchases were $40 billion per month, which had the added benefit of taking pressure off of the overnight funding markets, as market participants such as money-market funds had fewer options to deploy their liquidity and therefore increased the pool of available funds for the overnight repurchase agreement (“repo”) funding markets.  As a result, funding levels available to the Company in the repo markets during the quarter – typically expressed as a spread over SOFR, were lower than had been the case for 2025.  As is typically the case, the U.S. Treasury cash balances are elevated around the April 15th filing deadline for individual income taxes.  The Fed has reduced its RMP purchases for the balance of the filing period – typically approximately 2 months – to $25 billion per month.  The market anticipates the level of purchases will go back to $40 billion per month thereafter.  The reduction in monthly RMP purchases during this period is not expected to materially impact the Company’s funding levels.

The Agency RMBS Market

The Agency RMBS market had a strong start to the quarter as both absolute and relative performance versus comparable duration U.S. Treasuries and swaps.  On January 8, 2026, President Trump announced plans for the Enterprises to purchase up to $200 billion of Agency RMBS in 2026 in an effort to drive mortgage rates down and improve housing affordability.  The market reacted strongly to the news, and the current coupon spread tightened to approximately 74 basis points, the tightest level since early 2022 when the Fed was still buying Agency RMBS under its quantitative easing program. The anticipated increase in purchases by the Enterprises resulted in an immediate outperformance of the sector. Subsequently, the Iranian war commenced on February 28, 2026, and negatively impacted the performance of the Agency RMBS sector, as well all risk markets generally, for the month of March 2026.  The Agency RMBS market had a -1.6% return for March and an excess return of -0.3% versus comparable duration swaps. For the first quarter of 2026, the Agency RMBS sector still managed to generate a positive return of 0.6%, but versus comparable durations swaps, the return was only 0.02%. The returns compare to absolute returns of -0.6% and -0.4%, respectively, for the high yield and investment grade corporate bond sectors for the first quarter of 2026, and 0.1% and 1.4%, respectively, of excess returns versus comparable duration swaps for the quarter.

Within Agency RMBS for the first quarter of 2026, conventional 30-year mortgages generated a total return of 0.6%, 15-year mortgages generated a total return of 0.3% and Ginnie Mae 30-year mortgages generated a total return of 0.9%.  Versus comparable duration swaps, the returns were (0.11%), (0.08%) and 0.29% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack varied greatly by coupon, with lower (3.0% and lower) and highest coupons (6.5% and higher) outperforming middle coupons.  This was the case for both absolute and excess returns for the first quarter. As interest rates ended the quarter slightly higher than at the end of 2025 prepayment rates – and expectations for prepayment rates going forward – subsided.  This led to outperformance for highest coupons – even higher than the lowest coupon securities.  The Company has the greatest concentration of its holdings in the 5.5% and 6.0% coupons, which generated absolute returns of 0.4% and 0.6%, respectively. Excess returns for these coupons were both -0.2%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and 2025. On December 1, 2025, the Fed ended quantitative tightening and began reinvesting all proceeds from maturing Agency RMBS up to a $35 billion per month cap in U.S. Treasuries and announced that it would begin buying an additional $40 billion per month of U.S. Treasuries via RMPs in order to maintain an ample level of reserves on an ongoing basis. As of March 31, 2026, the Fed had reduced its balance sheet for Agency RMBS by approximately $745 billion from the peak of approximately $2.7 trillion to approximately $2.0 trillion , shedding approximately 54% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since December 2020.

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

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the “OCC”) the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the “2023 Basel III Endgame”).  The 2023 Basel III Endgame, if implemented as originally proposed, would have significantly increased the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could have disincentivized banks from originating mortgages for sale to the GSEs and impacted pricing in the Agency RMBS markets. The comment period for the 2023 Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.

On November 25, 2025, the Fed, OCC and FDIC jointly adopted a final rule to revise the enhanced supplementary leverage ratio for globally systemically important bank holding companies (“GSIBs”). The rule, which became effective April 1, 2026 and may be adopted by banks subject to the rule as early as January 1, 2026, seeks to promote effective GSIB capital management and remove disincentives for banks to engage in low-risk activities, particularly in the U.S. Treasury market. This shift is expected to free up significant capital, allowing GSIBs greater discretion in asset allocation and potentially fostering increased lending and economic activity.

On March 19, 2026, the OCC, FDIC and the Fed rescinded the 2023 Basel III Endgame proposal and concurrently issued three revised notices of proposed rulemaking. The three proposals include (i) a revised Basel III Endgame proposal that would apply an expanded risk-based approach to Category I and Category II banking organizations, thus narrowing the mandatory scope from the 2023 proposal, with all other banking organizations permitted to opt in; (ii) a revised standardized approach proposal that would reduce risk weights for traditional lending activities for banking organizations not subject to the expanded risk-based approach; and (iii) a revised GSIB capital surcharge proposal. The OCC, FDIC, and the Fed estimate that the revised proposals would decrease aggregate common equity tier 1 capital requirements by approximately 4.8 percent for Category I and Category II banking organizations, in contrast to the significant capital increases that would have resulted under the 2023 Basel III Endgame. Additionally, the revised proposal would eliminate the requirement to deduct mortgage servicing assets from common equity tier 1 capital, instead assigning a 250% risk weight, which is designed to promote mortgage origination and servicing by banking organizations. The Fed voted 6-to-1 to advance all three proposals and the FDIC board voted unanimously in favor of the revised Basel III Endgame and standardized approach proposals. The comment period for the revised proposals is scheduled to close on June 18, 2026.

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

Summary

The Company invests exclusively in Agency RMBS securities and applies leverage utilizing repurchase agreement funding.  The primary drivers of the performance of our assets – both absolute performance and performance relative to our hedges, are interest rates, their impact on both our asset prices and the level of prepayments, interest rate volatility, particularly the level of implied volatility in interest rate swaptions and various interest rate derivatives, and finally our funding levels.  Accordingly, we have significant exposure to interest rates and our performance is driven by our ability to select assets, manage our leverage, and our hedging strategy.  Interest rates have been range bound for several months going back approximately 12 months, with the range briefly expanding slightly during the first quarter of 2026 as a result of the Iranian war.  Interest rate volatility, both realized and implied in interest rate options, has remained subdued outside of a temporary spike at the onset of the war in Iran. It seems the economy and the markets generally are caught in a quandary where it is unclear if inflation, which has been running above the Fed’s 2% target level for several years, or growth prospects, now potentially negatively impacted by the war and increased commodity prices, will be the predominant driver of interest rates, monetary policy and the performance of risk assets of all types.  The resulting uncertainty has resulted in relative stability in the level and volatility of interest rates, and therefore generally conducive conditions for levered Agency RMBS investors.

Looking forward, the war in Iran continues to be the dominant force driving the performance of all markets.  At this point it is unclear what the ultimate outcome of the war will be or when it will end. As for the economy and monetary policy the outlook is equally uncertain, as the war will likely impact both inflation and growth in the U.S. and global economies. The Company has deployed modest levels of leverage for the past several quarters and is likely to continue to do so given the market uncertainty.  Positioning of the portfolio, in terms of asset selection, is likely to remain defensive going forward as well.

Critical Accounting Estimates

Our condensed financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting estimates involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. There have been no changes to our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2025.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025	1.440	190,930
2026 - YTD(1)	0.460	89,100
Totals	$69.790	$984,936

(1)

On April 15, 2026, the Company declared a dividend of $0.10 per share to be paid on May 28, 2026. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of March 31, 2026.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2026 and December 31, 2025, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is common for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2026 and December 31, 2025.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of March 31, 2026
-200 Basis Points	(2.22)%	(18.06)%
-100 Basis Points	(0.49)%	(3.97)%
-50 Basis Points	(0.04)%	(0.36)%
+50 Basis Points	(0.37)%	(2.99)%
+100 Basis Points	(1.08)%	(8.80)%
+200 Basis Points	(3.34)%	(27.17)%
As of December 31, 2025
-200 Basis Points	(2.23)%	(17.30)%
-100 Basis Points	(0.65)%	(5.07)%
-50 Basis Points	(0.15)%	(1.14)%
+50 Basis Points	(0.29)%	(2.22)%
+100 Basis Points	(0.98)%	(7.62)%
+200 Basis Points	(3.27)%	(25.31)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of March 31, 2026, we had unrestricted cash and cash equivalents of $674.0 million and unpledged securities of approximately $85.0 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2026.

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2026.

			Shares Purchased	Maximum Number
	Total Number	Weighted-	as Part of	of Shares That May
	of Shares of	Average	Publicly	Yet Be
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
January 1, 2026 - January 31, 2026	-	$-	-	2,719,137
February 1, 2026 - February 28, 2026	-	-	-	2,719,137
March 1, 2026 - March 31, 2026	96,545	6.83	-	2,719,137
Totals / Weighted Average	96,545	$6.83	-	2,719,137

(1)

Represents 96,545 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.

3.1

Articles of Amendment and Restatement of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-184538) filed on November 28, 2012 and incorporated herein by reference).

3.2	Certificate of Correction of Orchid Island Capital, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 22, 2019 and incorporated herein by reference).
3.3	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2022 and incorporated herein by reference).
3.4	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 14, 2025 and incorporated herein by reference).
3.5	Articles of Amendment to the Articles of Amendment and Restatement of the Company (filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed on October 24, 2025 and incorporated herein by reference)
3.6	Amended and Restated Bylaws of Orchid Island Capital, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 and incorporated herein by reference).
4.1

Specimen Certificate of common stock of Orchid Island Capital, Inc. (filed as Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-184538) filed on November 28, 2012 and incorporated herein by reference).

10.1	2026 Long Term Incentive Compensation Plan.*
10.2	Fourth Amendment to Management Agreement.*
31.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Robert E. Cauley, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of George H. Haas, IV, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document ***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document Created***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ***
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orchid Island Capital, Inc.
Registrant

Date: April 24, 2026	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: April 24, 2026	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)