Form 10-Q
period 2026-06-30
Orchid Island Capital, Inc.
filed 2026-07-24
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares outstanding at July 23, 2026: 199,603,438

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $11,446,771 and $10,502,743, respectively)	$11,540,164	$10,628,658
U.S. Treasury securities, available-for-sale (amortized cost of $183,000 and $134,715; includes pledged assets of $182,862 and $135,133, respectively)	182,862	135,133
Cash and cash equivalents	682,598	665,865
Restricted cash	131,037	58,696
Accrued interest receivable	53,411	49,127
Derivative assets	15,062	9,253
Reverse repurchase agreements	495,828	128,613
Receivable for investment securities and TBA transactions	2,017	-
Other assets	1,133	648
Total Assets	$13,104,112	$11,675,993

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$11,086,915	$10,115,466
Payable for investment securities and TBA transactions	-	1,519
Dividends payable	19,986	21,865
Derivative liabilities	4,723	1,846
Accrued interest payable	49,275	31,397
Due to affiliates	1,802	1,661
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	496,036	128,724
Other liabilities	4,117	1,567
Total Liabilities	11,662,854	10,304,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common Stock, $0.01 par value; 400,000,000 shares authorized, 199,603,438 shares issued and outstanding as of June 30, 2026 and 181,985,900 shares issued and outstanding as of December 31, 2025	1,996	1,820
Additional paid-in capital	1,553,904	1,553,451
Accumulated deficit	(114,504)	(183,741)
Accumulated other comprehensive (loss) income	(138)	418
Total Stockholders' Equity	1,441,258	1,371,948
Total Liabilities and Stockholders' Equity	$13,104,112	$11,675,993

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

 For the Six and Three Months Ended June 30, 2026 and 2025

($ in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Interest income	$322,025	$173,379	$164,187	$92,289
Interest expense	(204,990)	(130,512)	(104,215)	(69,135)
Net interest income	117,035	42,867	59,972	23,154
Realized gains (losses) on mortgage-backed securities	924	(9,288)	885	(7,990)
Unrealized (losses) gains on mortgage-backed securities	(143,270)	87,132	(27,302)	9,540
Gains (losses) on derivative and other hedging instruments	108,708	(127,945)	62,400	(53,286)
Net portfolio income (loss)	83,397	(7,234)	95,955	(28,582)

Expenses:
Management fees	8,111	5,729	4,123	2,982
Allocated overhead	1,371	1,190	585	582
Incentive compensation	1,830	21	415	228
Directors' fees and liability insurance	635	672	323	334
Audit, legal and other professional fees	712	753	400	360
Direct REIT operating expenses	981	474	509	247
Other administrative	520	383	408	263
Total expenses	14,160	9,222	6,763	4,996

Net income (loss)	$69,237	$(16,456)	$89,192	$(33,578)
Unrealized (losses) gains on U.S. Treasury securities measured at fair value through other comprehensive net income (loss)	(556)	186	(277)	(64)
Comprehensive net income (loss)	$68,681	$(16,270)	$88,915	$(33,642)

Basic and diluted net income (loss) per share	$0.35	$(0.16)	$0.44	$(0.29)

Weighted Average Shares Outstanding	195,140,950	104,742,591	200,932,367	114,453,216

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Six Months Ended June 30, 2026 and 2025

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total
Balances, January 1, 2026	181,986	$1,820	$1,553,451	$(183,741)	$418	$1,371,948
Net loss	-	-	-	(19,955)	-	(19,955)
Unrealized loss on available-for-sale securities	-	-	-	-	(279)	(279)
Cash dividends declared ($0.36 per share)	-	-	(68,977)	-	-	(68,977)
Stock based awards and amortization	155	2	1,302	-	-	1,304
Issuance of common stock pursuant to public offerings, net	14,559	145	107,622	-	-	107,767
Balances, March 31, 2026	196,700	$1,967	$1,593,398	$(203,696)	$139	$1,391,808
Net income	-	-	-	89,192	-	89,192
Unrealized loss on available-for-sale securities	-	-	-	-	(277)	(277)
Cash dividends declared ($0.30 per share)	-	-	(60,265)	-	-	(60,265)
Stock based awards and amortization	10	-	386	-	-	386
Issuance of common stock pursuant to public offerings, net	4,000	40	27,718	-	-	27,758
Shares repurchased and retired	(1,107)	(11)	(7,333)	-	-	(7,344)
Balances, June 30, 2026	199,603	$1,996	$1,553,904	$(114,504)	$(138)	$1,441,258

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total
Balances, January 1, 2025	82,622	$826	$1,010,306	$(342,771)	$139	$668,500
Net income	-	-	-	17,122	-	17,122
Unrealized gain on available-for-sale securities	-	-	-	-	250	250
Cash dividends declared ($0.36 per share)	-	-	(35,729)	-	-	(35,729)
Stock based awards and amortization	23	-	313	-	-	313
Issuance of common stock pursuant to public offerings, net	25,142	252	205,172	-	-	205,424
Balances, March 31, 2025	107,787	$1,078	$1,180,062	$(325,649)	$389	$855,880
Net loss	-	-	-	(33,578)	-	(33,578)
Unrealized loss on available-for-sale securities	-	-	-	-	(64)	(64)
Cash dividends declared ($0.36 per share)	-	-	(42,635)	-	-	(42,635)
Stock based awards and amortization	9	-	201	-	-	201
Issuance of common stock pursuant to public offerings, net	19,884	199	139,217	-	-	139,416
Shares repurchased and retired	(1,113)	(11)	(7,249)	-	-	(7,260)
Balances, June 30, 2025	126,567	$1,266	$1,269,596	$(359,227)	$325	$911,960

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2026 and 2025

($ in thousands)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,237	$(16,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	1,674	(50)
Net discount accretion on U.S. Treasury securities	(260)	(316)
Realized (gains) losses on mortgage-backed securities	(924)	9,288
Unrealized losses (gains) on mortgage-backed securities	143,270	(87,132)
Realized and unrealized (gains) losses on derivative instruments	(96,192)	144,349
Changes in operating assets and liabilities:
Accrued interest receivable	(4,284)	(8,938)
Other assets	(701)	(196)
Accrued interest payable	17,878	3,098
Other liabilities	383	393
Due to affiliates	141	182
NET CASH PROVIDED BY OPERATING ACTIVITIES	130,222	44,222

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,273,827)	(2,728,263)
Sales and maturities	356,475	733,904
Principal repayments	863,500	332,154
Purchases of U.S. Treasury securities, available-for-sale	(183,025)	(74,098)
Proceeds from maturity of U.S. Treasury securities, available-for-sale	135,000	50,000
Net payments on reverse repurchase agreements	(367,215)	-
Net proceeds from (payments on) derivative instruments	460,032	(131,446)
NET CASH USED IN INVESTING ACTIVITIES	(1,009,060)	(1,817,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	42,801,202	28,368,377
Principal payments on repurchase agreements	(41,829,753)	(26,738,041)
Cash dividends	(131,046)	(73,026)
Proceeds from issuance of common stock, net of issuance costs	135,525	344,840
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(8,016)	(7,348)
NET CASH PROVIDED BY FINANCING ACTIVITIES	967,912	1,894,802

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	89,074	121,275
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	724,561	335,053
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$813,635	$456,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$187,113	$127,414

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

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

On October 27, 2025, Orchid entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through June 30, 2026, the Company issued a total of 48,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $360.9 million, and net proceeds of approximately $355.2 million, after commissions and fees. For the six months ended June 30, 2026, the Company issued a total of 18,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $137.7 million, and net proceeds of approximately $135.5 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the six and three-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The balance sheet at  December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of June 30, 2026.

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

(in thousands)
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$682,598	$665,865
Restricted cash	131,037	58,696
Total cash, cash equivalents and restricted cash	$813,635	$724,561

The Company maintains cash balances at three banks, an overnight cash sweep position backed by Federal Deposit Insurance Corporation ("FDIC") insured deposit balances at participating banks, a government securities backed overnight sweep fund, and excess margin on account with three exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty. The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities and U.S. Treasury Securities

The Company invests primarily in mortgage pass-through (“PT”) residential mortgage backed securities (“RMBS”) and collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of RMBS. The Company refers to RMBS and CMOs as PT RMBS. The Company refers to IO and IIO securities as structured RMBS. The Company also invests in U.S. Treasury Notes ("T-Notes") and U.S. Treasury Bills (collectively, "U.S. Treasury securities"), primarily to satisfy collateral requirements of derivative counterparties. The Company has elected to account for its investment in RMBS under the fair value option. The Company recorded changes in fair value in net income. The Company has designated its U.S. Treasury securities as available-for-sale, and changes in fair value during the period for reasons other than expected credit losses are recognized in other comprehensive income (loss).

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

The Company enters into short-sales of U.S. Treasury securities by borrowing the securities under reverse repurchase agreements and selling them into the market. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value on our accompanying balance sheets based on the value of the underlying U.S. Treasury security as of the reporting date. Gains and losses associated with U.S. Treasury security short positions are recognized in gain (loss) on derivative instruments, net in our statements of comprehensive income (loss).

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

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of June 30, 2026 and December 31, 2025:

(in thousands)
	June 30, 2026			December 31, 2025
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Fixed-rate RMBS	$11,396,946	$11,602,269	$11,528,198	$10,345,029	$10,558,236	$10,615,570
Other(2)(3)(4)	-	14,963	11,966		16,103	13,088
Total	$11,396,946	$11,617,232	$11,540,164	$10,345,029	$10,574,339	$10,628,658

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	Other securities are comprised of interest-only and inverse interest-only securities.
(3)	The notional balance for the interest-only securities portfolio was $68.5 million and $72.9 million as of June 30, 2026 and December 31, 2025, respectively.
(4)	The notional balance for the inverse interest-only securities portfolio was $14.1 million and $17.7 million as of June 30, 2026 and December 31, 2025, respectively.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the six months ended June 30, 2026 and 2025.

(in thousands)
	Six Months Ended June 30,
	2026	2025
Proceeds from sales of RMBS	$356,475	$733,904
Carrying value of RMBS sold	(355,551)	(743,192)
Net gain (loss) on sales of RMBS	$924	$(9,288)

Gross gain on sales of RMBS	$924	$-
Gross loss on sales of RMBS	-	(9,288)
Net gain (loss) on sales of RMBS	$924	$(9,288)

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

The following table presents the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of  June 30, 2026 and December 31, 2025. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2026
U.S. Treasury Note, 4.125%, 10/31/2026 Maturity	$20,032	$-	$(20)	$20,012
U.S. Treasury Note, 4.50%, 5/15/2027 Maturity	65,818	-	(92)	65,726
U.S. Treasury Note, 0.50%, 4/30/2027 Maturity	97,150	-	(26)	97,124
	$183,000	$-	$(138)	$182,862
December 31, 2025
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	$100,136	$395	$-	$100,531
U.S. Treasury Note, 0.75%, 5/31/2026 Maturity	34,579	$23		$34,602
	$134,715	$418	$-	$135,133

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS

Repurchase Agreements

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2026, the Company had met all margin call requirements.

As of June 30, 2026 and December 31, 2025, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2026
Fair value of securities pledged, including accrued interest receivable	$-	$7,522,852	$3,876,650	$99,663	$11,499,165
Repurchase agreement liabilities associated with these securities	$-	$7,254,945	$3,750,480	$81,490	$11,086,915
Net weighted average borrowing rate	-	3.77%	3.78%	3.80%	3.77%
December 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$6,821,306	$3,445,678	$284,296	$10,551,280
Repurchase agreement liabilities associated with these securities	$-	$6,544,072	$3,297,567	$273,827	$10,115,466
Net weighted average borrowing rate	-	4.00%	3.96%	3.92%	3.98%

In addition, cash pledged to counterparties for repurchase agreements was approximately $111.5 million and $51.2 million as of June 30, 2026 and December 31, 2025, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At June 30, 2026, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $472.2 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at June 30, 2026 or  December 31, 2025.

Reverse Repurchase Agreements

As of  June 30, 2026 and December 31, 2025, the Company had $495.8 million and $128.6 million of reverse repurchase agreements outstanding, respectively, for which we had associated obligations to return borrowed securities at fair value of $496.0 million and $128.7 million.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of June 30, 2026 and December 31, 2025.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Interest rate swaps	Derivative assets, at fair value	$11,520	$8,238
Payer swaptions	Derivative assets, at fair value	3,542	-
TBA securities	Derivative assets, at fair value	-	1,015
Total derivative assets, at fair value		$15,062	$9,253

Liabilities
TBA securities	Derivative liabilities, at fair value	$4,723	$1,846
Total derivative liabilities, at fair value		$4,723	$1,846

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$4,140	$5,131
Interest rate swaps	Restricted cash	9,479	-
TBA securities (including margin paid on unsettled trades)	Restricted cash	5,949	2,394
TBA securities (including margin received on unsettled trades)	Other liabilities	(2,020)	(360)
Swaption margin	Other liabilities	(1,120)	-
Total margin balances on derivative contracts		$16,428	$7,165

T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin,” is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at June 30, 2026 and December 31, 2025.

($ in thousands)
	June 30, 2026
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
September 2026 10-year T-Note futures (Sep 2026 - Sep 2036 Hedge Period)	$188,600	4.46%	4.31%	$(1,773)
September 2026 10-year Ultra futures (Sep 2026 - Sep 2036 Hedge Period)	60,000	4.62%	4.43%	(954)
SOFR Futures Contracts (Short Positions)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	$97,500	3.38%	3.70%	$316
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	97,500	3.27%	3.92%	630
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	97,500	3.22%	4.04%	802
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	97,500	3.21%	4.08%	851
ERIS SOFR Swap Futures Contracts (Short Positions)(3)
September 2026 5-Year Term, 3.75% fixed rate, (Sep 2026 - Sep 2031 Hedge Period)	$10,000	4.01%	3.91%	$(38)

($ in thousands)
	December 31, 2025
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2026 5-year T-Note futures (Mar 2026 - Mar 2031 Hedge Period)	$122,500	3.65%	3.65%	$10
March 2026 10-year T-Note futures (Mar 2026 - Mar 2036 Hedge Period)	90,000	3.79%	3.91%	739
March 2026 10-year Ultra futures (Mar 2026 - Mar 2036 Hedge Period)	60,000	4.03%	4.14%	575
SOFR Futures Contracts (Short Positions)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	$97,500	3.73%	3.69%	$(44)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	97,500	3.55%	3.52%	(33)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	97,500	3.38%	3.31%	(66)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	97,500	3.27%	3.16%	(111)
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	97,500	3.22%	3.11%	(105)
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	97,500	3.21%	3.11%	(90)
ERIS SOFR Swap Futures Contracts (Short Positions)(3)
March 2026 5-Year Term, 3.75% fixed rate (Mar 2026 - Mar 2031 Hedge Period)	$10,000	3.48%	3.45%	$(13)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

5-Year T-Note futures contracts were valued at a price $109.30 of at  December 31, 2025. The contract values of the short positions were $133.9 million at  December 31, 2025. 10-Year T-Note futures contracts were valued at a price of $109.89 at  June 30, 2026 and $112.44 at  December 31, 2025. The contract values of the short positions were $207.3 million and $101.2 million at  June 30, 2026 and  December 31, 2025, respectively. 10-Year Ultra futures contracts were valued at a price of $112.47 at  June 30, 2026 and $115.02 at  December 31, 2025. The contract values of the short positions were $67.5 million and $69.0 million at  June 30, 2026 and  December 31, 2025, respectively.

(3)	ERIS swap futures are exchange traded futures that replicate the cash flows of an underlying swap position.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at June 30, 2026 and December 31, 2025.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
June 30, 2026
Expiration > 1 to ≤ 5 years	$5,292,800	3.46%	3.68%	3.0
Expiration > 5 years	2,521,400	3.92%	3.68%	8.0
	$7,814,200	3.61%	3.68%	4.6
December 31, 2025
Expiration > 1 to ≤ 5 years	$4,162,500	3.38%	3.87%	3.2
Expiration > 5 years	1,695,800	3.87%	3.87%	7.1
	$5,858,300	3.53%	3.87%	4.3

Our interest rate swaps are centrally cleared through two registered commodities exchanges, the Chicago Mercantile Exchange ("CME") and the London Clearing House (“LCH”). The clearing exchanges require that we post an "initial margin" amount determined by the exchanges. Initial margin is intended to be set at a level sufficient to protect the exchange against potential losses that could arise during the period required to close out or hedge the interest rate swap positions following a participant default. The amount is determined using risk-based models that consider potential market movements over a multi-day liquidation period and is subject to adjustment based on changes in market volatility, portfolio composition, liquidity, concentration and other factors. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchanges. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.

The table below presents information related to the Company’s payer swaption positions as of June 30, 2026. The Company did not have any open swaption positions as of December 31, 2025.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Average	Adjustable	Average
		Fair	Months to	Notional	Fixed	Rate	Term
	Cost	Value	Expiration	Amount	Rate	Index	(Years)
June 30, 2026
Payer Swaption (long position)	$7,124	$5,633	5.0	$1,000,000	4.11%	SOFR	5.0
Payer Swaption (short position)	(3,024)	(2,091)	5.0	1,000,000	4.51%	SOFR	5.0
Total	$4,100	$3,542		$2,000,000

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

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of  June 30, 2026 and  December 31, 2025.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2026
30-Year TBA securities:
5.0%	$(145,000)	$(141,270)	$(142,689)	$(1,419)
5.5%	(449,900)	(448,564)	(451,868)	(3,304)
Total	$(594,900)	$(589,834)	$(594,557)	$(4,723)
December 31, 2025
15-Year TBA securities:
4.5%	$250,000	$249,998	$250,186	$188
30-Year TBA securities:
3.0%	-	(343)	-	343
3.5%	-	34	-	(34)
4.0%	-	(215)	-	215
5.0%	-	218	-	(218)
5.5%	(275,000)	(277,696)	(278,996)	(1,300)
6.5%	(155,000)	(161,103)	(161,127)	(24)
Total	$(180,000)	$(189,107)	$(189,937)	$(830)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income (loss) for the six and three months ended June 30, 2026 and 2025.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Interest rate futures contracts (short position)	$8,659	$(23,630)	$4,222	$(8,688)
Interest rate swaps	104,355	(100,251)	63,353	(37,408)
Payer swaptions (short positions)	932	-	932	-
Payer swaptions (long positions)	(1,490)	-	(1,490)	-
TBA securities (short positions)	(3,033)	(4,636)	(3,228)	(7,662)
TBA securities (long positions)	930	572	(347)	472
U.S. Treasury securities (short positions)	(1,645)	-	(1,042)	-
Total	$108,708	$(127,945)	$62,400	$(53,286)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2026 and December 31, 2025.

(in thousands)
	June 30, 2026			December 31, 2025
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$11,434,805	$-	$11,434,805	$10,489,655	$-	$10,489,655
Structured RMBS - fair value	11,966	-	11,966	13,088	-	13,088
U.S. Treasury securities	-	182,862	182,862	-	135,133	135,133
Accrued interest on pledged securities	52,394	600	52,994	48,537	36	48,573
Restricted cash	111,469	19,568	131,037	51,171	7,525	58,696
Total	$11,610,634	$203,030	$11,813,664	$10,602,451	$142,694	$10,745,145

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of June 30, 2026 and December 31, 2025.

(in thousands)
		Reverse
	Repurchase	Repurchase	Derivative
	Agreements	Agreements	Agreements	Total
June 30, 2026
Cash	$9,363	$-	$3,140	$12,503
U.S. Treasury securities - fair value	2,345	496,036	-	498,381
Total	$11,708	$496,036	$3,140	$510,884
December 31, 2025
Cash	$12,549	$-	$360	$12,909
U.S. Treasury securities - fair value	-	128,724	-	128,724
Total	$12,549	$128,724	$360	$141,633

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2026 and December 31, 2025.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
June 30, 2026
Interest rate swaps	$13,041	$(1,521)	$11,520	$-	$(11,520)	$-
Payer swaptions	3,542	-	3,542	-	(1,120)	2,422
Reverse repurchase agreements	495,828	-	495,828	(495,828)	-	-
	$512,411	$(1,521)	$510,890	$(495,828)	$(12,640)	$2,422
December 31, 2025
Interest rate swaps	$8,237	$-	$8,237	$-	$-	$8,237
TBA securities	1,015	-	1,015	-	(360)	655
Reverse repurchase agreement	128,613	-	128,613	(128,613)	-	-
	$137,865	$-	$137,865	$(128,613)	$(360)	$8,892

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
June 30, 2026
Repurchase Agreements	$11,086,915	$-	$11,086,915	$(10,975,446)	$(111,469)	$-
Interest rate swaps	1,521	(1,521)	-	-	-	-
TBA securities	4,723	-	4,723	-	(3,929)	794
	$11,093,159	$(1,521)	$11,091,638	$(10,975,446)	$(115,398)	$794
December 31, 2025
Repurchase Agreements	$10,115,466	$-	$10,115,466	$(10,064,295)	$(51,171)	$-
TBA securities	1,846	-	1,846	-	(1,846)	-
	$10,117,312	$-	$10,117,312	$(10,064,295)	$(53,017)	$-

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the six months ended June 30, 2026 and the year ended  December 31, 2025, the Company completed the following public offerings of shares of its common stock.

($ in thousands, except per share amounts)
		Weighted
		Average
		Price
		Received		Net
Type of Offering	Period	Per Share(1)	Shares	Proceeds(2)
2026
At the Market Offering Program(3)	First Quarter	$7.40	14,558,681	$107,767
At the Market Offering Program(3)	Second Quarter	$6.94	4,000,000	27,758
Total			18,558,681	$135,525
2025
At the Market Offering Program(3)	First Quarter	$8.17	25,142,046	$205,424
At the Market Offering Program(3)	Second Quarter	7.01	19,884,204	139,416
At the Market Offering Program(3)	Third Quarter	7.03	21,664,659	152,345
At the Market Offering Program(3)	Fourth Quarter	7.24	33,738,722	244,238
Total			100,429,631	$741,423

(1)	Weighted average price received per share is after deducting the underwriters’ discount, if applicable, and other offering costs.
(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
(3)	The Company has entered into 14 equity distribution agreements, 13 of which have either been terminated because all shares were sold or were replaced with a subsequent agreement.

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

On June 22, 2026, the Board of Directors approved an increase in the number of shares of the Company’s common stock available in the stock repurchase program for up to an additional 25,000,000 shares, bringing the remaining authorization under the stock repurchase program to 26,612,580 shares, representing approximately 13.3% of the Company’s currently outstanding shares of common stock.

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

From the inception of the stock repurchase program through June 30, 2026, the Company repurchased a total of 7,364,383 shares at an aggregate cost of approximately $92.1 million, including commissions and fees, for a weighted average price of $12.51 per share. During the six and three months ended June 30, 2026, the Company repurchased a total of 1,106,557 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.64 per share. During the year ended  December 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. The remaining authorization under the stock repurchase program as of  July 23, 2026 was 26,612,580 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025	1.440	190,930
2026 - YTD(1)	0.760	149,256
Totals	$70.090	$1,045,092

(1)

On July 8, 2026, the Company declared a dividend of $0.10 per share to be paid on August 28, 2026. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2026.

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

Performance Units

The Company has issued, and may in the future issue additional, PUs under the Incentive Plans to certain executive officers and employees of its Manager. PUs vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the PU agreement. When earned, each PU will be settled by the issuance of one share of the Company’s common stock, at which time the PU will be cancelled. The PUs contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the underlying shares of common stock. PUs are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company or the Manager. Compensation expense for the PUs, included in incentive compensation on the statements of comprehensive income (loss), is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved. The dividend payable on the PUs as of June 30, 2026 and December 31, 2025 was $27,000 and $6,000, respectively, and is included in “Due to affiliates” in the Company's balance sheet.

The following table presents information related to PUs outstanding during the six months ended June 30, 2026 and 2025.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	51,463	$9.05	80,201	$10.12
Granted	240,486	7.23	18,137	8.27
Forfeited(1)	-	-	(2,393)	9.13
Vested and issued	(23,416)	9.77	(24,476)	11.17
Unvested, end of period	268,533	$7.36	71,469	$9.32

Compensation expense during period		$349		$171
Unrecognized compensation expense, end of period		$1,547		$286
Intrinsic value, end of period		$1,872		$501
Weighted-average remaining vesting term (in years)		1.8		1.1

(1)	During 2025, a participant's service as an employee of the Manager ended, resulting in the forfeiture of 2,393 PUs as provided in the Plans.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the six months ended June 30, 2026 and 2025. All of the fully vested shares of common stock issued during the six months ended June 30, 2026 and 2025, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2025 and 2024, respectively.

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

Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of DSU awards pursuant to the Incentive Plans. Each DSU represents a right to receive one share of the Company’s common stock. Each non-employee director may elect to receive all of his or her compensation in the form of DSUs. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant. Compensation expense for the DSUs is included in directors’ fees and liability insurance in the statements of comprehensive income (loss). The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock. These dividend equivalent rights are settled in cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock. The dividend payable on the DSUs as of  June 30, 2026 and December 31, 2025 was $75,000 and $74,000, respectively, and is included in “Other liabilities” in the Company's balance sheet.

The following table presents information related to the DSUs outstanding during the six months ended June 30, 2026 and 2025.

($ in thousands, except per share data)
	Six Months Ended June 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	232,968	$11.07	154,385	$12.98
Granted and vested	38,464	7.13	36,797	7.63
Outstanding, end of period	271,432	$10.51	191,182	$11.95

Compensation expense during period		$186		$229
Intrinsic value, end of period		$1,892		$1,340

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies as of  June 30, 2026.

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

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the six and three months ended June 30, 2026 and 2025. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2026 and 2025.

(in thousands, except per share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net income (loss) - Basic and diluted	$69,237	$(16,456)	$89,192	$(33,578)
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	199,603	126,567	199,603	126,567
Unvested dividend eligible share based compensation outstanding at the balance sheet date	540	-	540	-
Effect of weighting	(5,002)	(21,824)	789	(12,114)
Weighted average shares-basic and diluted	195,141	104,743	200,932	114,453
Net income (loss) per common share:
Basic and diluted	$0.35	$(0.16)	$0.44	$(0.29)
Anti-dilutive incentive shares not included in calculation	-	263	-	263

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

RMBS, U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the six and three months ended June 30, 2026 and 2025. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  June 30, 2026 and December 31, 2025. The Company estimates the fair value of the cash and cash equivalents using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Mortgage-backed securities	$-	$11,540,164	$-
U.S. Treasury securities	-	182,862	-
Interest rate swaps	-	11,520	-
Interest rate swaptions	-	3,542	-
TBA securities	-	(4,723)	-
Obligation to return securities borrowed under reverse repurchase agreements		(496,036)
December 31, 2025
Mortgage-backed securities	$-	$10,628,658	$-
U.S. Treasury securities	-	135,133	-
Interest rate swaps	-	8,238	-
TBA securities	-	(831)	-
Obligation to return securities borrowed under reverse repurchase agreements		(128,724)

During the six and three months ended June 30, 2026 and 2025, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

The Manager also provides certain repurchase agreement trading, clearing and administrative services to the Company. In consideration for such services, the Company pays the following fees to the Manager:

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $10.2 million and $5.1 million for the six and three months ended June 30, 2026, respectively, and $7.4 million and $3.8 million for the six and three months ended June 30, 2025, respectively. At June 30, 2026 and December 31, 2025, the net amount due to affiliates was approximately $1.8 million and $1.7 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of June 30, 2026, Bimini owned 569,071 shares, or 0.3%, of the Company’s common stock.

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

Our business objective is to provide attractive risk-adjusted total returns over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in the two categories of Agency RMBS described above. We seek to generate income from the net interest margin on our leveraged PT RMBS and structured Agency RMBS portfolio. We intend to fund our PT RMBS and structured Agency RMBS through short-term borrowings structured as repurchase agreements.

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

On October 27, 2025, we entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through June 30, 2026, we issued a total of 48,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $360.9 million, and net proceeds of approximately $355.2 million, after commissions and fees. For the six months ended June 30, 2026, we issued a total of 18,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $137.7 million, and net proceeds of approximately $135.5 million, after commissions and fees.

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

On June 22, 2026, the Board of Directors approved an increase in the number of shares of the Company’s common stock available in the stock repurchase program for up to an additional 25,000,000 shares, bringing the remaining authorization under the stock repurchase program to 26,612,580 shares, representing approximately 13.3% of the Company’s currently outstanding shares of common stock.

From the inception of the stock repurchase program through June 30, 2026, the Company repurchased a total of 7,364,383 shares at an aggregate cost of approximately $92.1 million, including commissions and fees, for a weighted average price of $12.51 per share. During the six and three months ended June 30, 2026, the Company repurchased a total of 1,106,557 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.64 per share. During the year ended December 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. The remaining authorization under the stock repurchase program as of July 23, 2026 was 26,612,580 shares.

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
●

actions taken by the U.S. government, including the presidential administration, the Fed, the Federal Housing Financing Agency (the “FHFA”), the FDIC, Federal Housing Administration (the “FHA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2026, as compared to the Company’s results of operations for the six and three months ended June 30, 2025.

Net Income (Loss) Summary

Net income for the six months ended June 30, 2026 was $69.2 million, or $0.35 per share. Net loss for the six months ended June 30, 2025 was $16.5 million, or $0.16 per share. Net income for the three months ended  June 30, 2026 was $89.2 million, or $0.44 per share. Net loss for the three months ended June 30, 2025 was $33.6 million, or $0.29 per share. The components of net income (loss) for the six and three months ended June 30, 2026 and 2025, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest income	$322,025	$173,379	$148,646	$164,187	$92,289	$71,898
Interest expense	(204,990)	(130,512)	(74,478)	(104,215)	(69,135)	(35,080)
Net interest income	117,035	42,867	74,168	59,972	23,154	36,818
(Losses) gains on RMBS and derivative contracts	(33,638)	(50,101)	16,463	35,983	(51,736)	87,719
Net portfolio income (loss)	83,397	(7,234)	90,631	95,955	(28,582)	124,537
Expenses	(14,160)	(9,222)	(4,938)	(6,763)	(4,996)	(1,767)
Net income (loss)	$69,237	$(16,456)	$85,693	$89,192	$(33,578)	$122,770

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

Described below are the Company’s results of operations for the six months ended June 30, 2026 and 2025, and for each quarter in 2026 to date and 2025.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Income (Loss)			Income (Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
June 30, 2026	$89,193	$35,983	$53,210	$0.44	$0.18	$0.26
March 31, 2026	(19,955)	(69,621)	49,666	(0.11)	(0.37)	0.26
December 31, 2025	103,408	70,742	32,666	0.62	0.43	0.19
September 30, 2025	72,078	50,600	21,478	0.53	0.37	0.16
June 30, 2025	(33,578)	(51,736)	18,158	(0.29)	(0.45)	0.16
March 31, 2025	17,122	1,635	15,487	0.18	0.02	0.16
Six Months Ended
June 30, 2026	$69,238	$(33,638)	$102,876	$0.35	$(0.17)	$0.52
June 30, 2025	(16,456)	(50,101)	33,645	(0.16)	(0.48)	0.32

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

Gains (Losses) on Derivative Instruments
(in thousands)
		U.S. Treasury Short and		Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
June 30, 2026	$62,400	$(4,270)	$(347)	$12,953	$54,064
March 31, 2026	46,307	(408)	1,277	14,643	30,795
December 31, 2025	14,048	(3,478)	158	19,578	(2,210)
September 30, 2025	(8,772)	(4,272)	957	21,872	(27,329)
June 30, 2025	(53,286)	(7,662)	472	20,937	(67,033)
March 31, 2025	(74,659)	3,026	100	20,912	(98,697)
Six Months Ended
June 30, 2026	$108,707	$(4,678)	$930	$27,596	$84,859
June 30, 2025	(127,945)	(4,636)	572	41,849	(165,730)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative		Net Interest Income
			Instruments		GAAP
	GAAP	GAAP	Attributed	Economic	Net Interest	Economic
	Interest	Interest	to Current	Interest	Income	Net Interest
	Income	Expense	Period(1)	Expense(2)	(Expense)	Income(3)
Three Months Ended
June 30, 2026	$164,187	$104,215	$12,953	$91,262	$59,972	$72,925
March 31, 2026	157,838	100,775	14,643	86,132	57,063	71,706
December 31, 2025	132,188	93,705	19,578	74,127	38,483	58,061
September 30, 2025	108,434	81,515	21,872	59,643	26,919	48,791
June 30, 2025	92,289	69,135	20,937	48,198	23,154	44,091
March 31, 2025	81,090	61,377	20,912	40,465	19,713	40,625
Six Months Ended
June 30, 2026	$322,025	$204,990	$27,596	$177,394	$117,035	$144,631
June 30, 2025	173,379	130,512	41,849	88,663	42,867	84,716

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the six months ended June 30, 2026, we earned net interest income of $117.0 million consisting of $322.0 million of interest income from RMBS assets offset by $205.0 million of interest expense on borrowings. For the comparable period ended June 30, 2025, we earned $42.9 million of net interest income, consisting of $173.4 million of interest income from RMBS assets offset by $130.5 million of interest expense on borrowings. The $148.6 million increase in interest income was due to a 35 basis point ("bp") increase in the yield on average RMBS, combined with a $4,780.8 million increase in average RMBS. The $74.5 million increase in interest expense was due to a $4,603.3 million increase in average outstanding borrowings, offset by a 44 bps decrease in the average cost of funds.

During the three months ended June 30, 2026, we earned net interest income of $60.0 million consisting of $164.2 million of interest income from RMBS assets offset by $104.2 million of interest expense on borrowings. For the comparable period ended June 30, 2025, we earned $23.2 million of net interest income, consisting of $92.3 million of interest income from RMBS assets offset by $69.1 million of interest expense on borrowings. The $71.9 million increase in interest income was due to a 36 basis point ("bp") increase in the yield on average RMBS, combined with a $4,573.6 million increase in average RMBS. The $35.1 million increase in interest expense was due to a $4,438.5 million increase in average outstanding borrowings, offset by a 43 bps decrease in the average cost of funds.

On an economic basis, our interest expense on borrowings for the six months ended June 30, 2026 and 2025 was $177.4 million and $88.7 million, respectively, resulting in $144.6 million and $84.7 million of economic net interest income, respectively.

On an economic basis, our interest expense on borrowings for the three months ended June 30, 2026 and 2025 was $91.3 million and $48.2 million, respectively, resulting in $72.9 million and $44.1 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the six months ended June 30, 2026 and 2025, and for each quarter in 2026 to date and 2025 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2026	$11,439,353	$164,187	5.74%	$10,975,819	$104,215	$91,262	3.80%	3.33%
March 31, 2026	10,983,600	157,838	5.75%	10,490,095	100,775	86,132	3.84%	3.28%
December 31, 2025	9,492,369	132,188	5.57%	9,061,222	93,705	74,127	4.14%	3.27%
September 30, 2025	7,674,720	108,434	5.65%	7,331,428	81,515	59,643	4.45%	3.25%
June 30, 2025	6,865,727	92,289	5.38%	6,537,260	69,135	48,198	4.23%	2.95%
March 31, 2025	5,995,702	81,090	5.41%	5,722,092	61,377	40,465	4.29%	2.83%
Six Months Ended
June 30, 2026	$11,211,476	$322,025	5.74%	$10,732,957	$204,990	$177,394	3.82%	3.31%
June 30, 2025	6,430,715	173,379	5.39%	6,129,676	130,512	88,663	4.26%	2.89%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2026	$59,972	$72,925	1.94%	2.41%
March 31, 2026	57,063	71,706	1.91%	2.47%
December 31, 2025	38,483	58,061	1.43%	2.30%
September 30, 2025	26,919	48,791	1.20%	2.40%
June 30, 2025	23,154	44,091	1.15%	2.43%
March 31, 2025	19,713	40,625	1.12%	2.58%
Six Months Ended
June 30, 2026	$117,035	$144,631	1.92%	2.43%
June 30, 2025	42,867	84,716	1.13%	2.50%

(1)

Portfolio yields and costs of borrowings presented in the tables above are calculated based on the average balances of the underlying investment portfolio/borrowings balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest expense presented in the table above includes the effect of our derivative instrument hedges for only the periods presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period divided by average RMBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from realized yield on average RMBS.

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $10,733.0 million and $6,129.7 million and total interest expense of $205.0 million and $130.5 million for the six months ended June 30, 2026 and 2025, respectively. Our average cost of funds was 3.82% for the six months ended June 30, 2026, compared to 4.26% for the comparable period in 2025.

We had average outstanding borrowings of $10,975.8 million and $6,537.3 million and total interest expense of $104.2 million and $69.1 million for the three months ended June 30, 2026 and 2025, respectively. Our average cost of funds was 3.80% for the three months ended June 30, 2026, compared to 4.23% for the comparable period in 2025.

Our economic interest expense was $177.4 million and $88.7 million for the six months ended June 30, 2026 and 2025, respectively. There was a 42 bps increase in the average economic cost of funds to 3.31% for the six months ended June 30, 2026, from 2.89% for the six months ended June 30, 2025.

Our economic interest expense was $91.3 million and $48.2 million for the three months ended June 30, 2026 and 2025, respectively. There was a 38 bps increase in the average economic cost of funds to 3.33% for the three months ended June 30, 2026, from 2.95% for the three months ended June 30, 2025.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 17 bps above the one-month average SOFR and 13 bps above the six-month average SOFR for the quarter ended June 30, 2026. Our average economic cost of funds was 30 bps below the average one-month SOFR and 34 bps below the average six-month SOFR for the quarter ended June 30, 2026. The average term to maturity of the outstanding repurchase agreements was 33 days at June 30, 2026 and 39 days at December 31, 2025.

The table below presents the one-month average and six-month average SOFR rates for the six months ended June 30, 2026 and 2025, and for each quarter in 2026 to date and 2025.

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
June 30, 2026	3.63%	3.67%	0.17%	0.13%	(0.30)%	(0.34)%
March 31, 2026	3.65%	3.86%	0.19%	(0.02)%	(0.37)%	(0.58)%
December 31, 2025	3.79%	4.20%	0.35%	(0.06)%	(0.52)%	(0.93)%
September 30, 2025	4.31%	4.37%	0.14%	0.08%	(1.06)%	(1.12)%
June 30, 2025	4.32%	4.37%	(0.09)%	(0.14)%	(1.37)%	(1.42)%
March 31, 2025	4.33%	4.55%	(0.04)%	(0.26)%	(1.50)%	(1.72)%
Six Months Ended
June 30, 2026	3.64%	3.77%	0.18%	0.05%	(0.33)%	(0.46)%
June 30, 2025	4.33%	4.46%	(0.07)%	(0.20)%	(1.44)%	(1.57)%

Gains or Losses

The table below presents our gains or losses for the six and three months ended June 30, 2026 and 2025.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Realized gains (losses) on sales of RMBS	$924	$(9,288)	$10,212	$885	$(7,990)	$8,875
Unrealized (losses) gains on RMBS	(143,270)	87,132	(230,402)	(27,302)	9,540	(36,842)
Total (losses) gains on RMBS	(142,346)	77,844	(220,190)	(26,417)	1,550	(27,967)
Gains (losses) on interest rate futures	8,659	(23,630)	32,289	4,222	(8,688)	12,910
Gains (losses) on interest rate swaps	104,355	(100,251)	204,606	63,353	(37,408)	100,761
Gains (losses) on payer swaptions (short positions)	932	-	932	932	-	932
Losses on payer swaptions (long positions)	(1,490)	-	(1,490)	(1,490)	-	(1,490)
Losses on TBA securities (short positions)	(3,033)	(4,636)	1,603	(3,228)	(7,662)	4,434
Gains on TBA securities (long positions)	930	572	358	(347)	472	(819)
Losses on U.S. Treasury securities (short positions)	(1,645)	-	(1,645)	(1,042)	-	(1,042)
Total gains (losses) from derivative instruments	$108,708	$(127,945)	$236,653	$62,400	$(53,286)	$115,686

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2026, we received proceeds of $356.5 million from sales of RMBS, resulting in gains of approximately $0.9 million. During the six months ended June 30, 2025, we received proceeds of $733.9 million from sales of RMBS, resulting in losses of approximately $9.3 million.

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

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
June 30, 2026	4.19%	4.42%	5.82%	6.43%	3.63%
March 31, 2026	3.95%	4.31%	5.75%	6.38%	3.68%
December 31, 2025	3.72%	4.16%	5.44%	6.15%	4.01%
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					(Premium	Only	Discount Accretion
	Average		Yield on		Amortization)/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
June 30, 2026	$11,439,353	$164,187	5.74%	$(27,326)	$(11,679)	$(15,647)	$152,508	5.33%
March 31, 2026	10,983,600	157,838	5.75%	(115,868)	(13,551)	(102,317)	144,287	5.25%
December 31, 2025	9,492,369	132,188	5.57%	53,960	(7,412)	61,372	124,776	5.26%
September 30, 2025	7,674,720	108,434	5.65%	59,418	(1,412)	60,830	107,022	5.58%
June 30, 2025	6,865,727	92,289	5.38%	9,264	(1,471)	10,735	90,818	5.29%
March 31, 2025	5,995,702	81,090	5.41%	77,445	2,608	74,837	83,698	5.58%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
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

Expenses

For the six and three months ended June 30, 2026, the Company’s total operating expenses were approximately $14.2 million and $6.8 million, respectively, compared to approximately $9.2 million and $5.0 million for the six and three months ended June 30, 2025, respectively. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2026 and 2025.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Management fees	$8,111	$5,729	$2,382	$4,123	$2,982	$1,141
Allocated overhead	1,371	1,190	181	585	582	3
Incentive compensation	1,830	21	1,809	415	228	187
Directors fees and liability insurance	635	672	(37)	323	334	(11)
Audit, legal and other professional fees	712	753	(41)	400	360	40
Direct REIT operating expenses	981	474	507	509	247	262
Other administrative	520	383	137	408	263	145
Total expenses	$14,160	$9,222	$4,938	$6,763	$4,996	$1,767

As of December 31, 2025 and 2024, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the six months ended June 30, 2026 and 2025, the Company awarded shares of Company common stock with a fair value of $1.7 million and $0.3 million, respectively. Accrued incentive compensation for the six months ended June 30, 2026 includes a reversal of a $1.1 million under accrual of the December 31, 2025 liability. Incentive compensation for the six months ended June 30, 2025 includes a reversal of a $0.4 million over accrual of the December 31, 2024 liability.

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

The Manager also provides certain repurchase agreement trading, clearing and administrative services to the Company. In consideration for such services, the Company pays the following fees to the Manager:

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

The following table summarizes the management fee and overhead allocation expenses for six months ended June 30, 2026 and 2025, and for each quarter in 2026 to date and 2025.

($ in thousands)
				Advisory Services
	Average	Average	Average			Repurchase
	Orchid	Orchid	Repurchase	Management	Overhead	Clearing and
Three Months Ended	MBS	Equity	Agreements	Fee	Allocation	Administrative	Total
June 30, 2026	$11,439,353	$1,442,960	$10,975,819	$4,123	$585	$369	$5,077
March 31, 2026	10,983,600	1,365,471	10,490,095	3,988	786	353	5,127
December 31, 2025	9,492,369	1,233,957	9,061,222	3,700	705	319	4,724
September 30, 2025	7,674,720	1,108,307	7,331,428	3,294	887	277	4,458
June 30, 2025	6,865,727	1,012,986	6,537,260	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	5,722,092	2,747	608	227	3,582
Six Months Ended
June 30, 2026	$11,211,476	$1,404,216	$10,732,957	$8,111	$1,371	$722	$10,204
June 30, 2025	6,430,715	957,788	6,129,676	5,729	1,190	474	7,393

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2026, our RMBS portfolio consisted of $11.5 billion of Agency RMBS at fair value and had a weighted average coupon on assets of 5.52%. During the six months ended June 30, 2026, we received principal repayments of $863.5 million, compared to $332.2 million for the six months ended June 30, 2025. The average three month prepayment speeds for the quarters ended June 30, 2026 and 2025 were 10.9% and 10.1%, respectively.

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

Total
Three Months Ended	Portfolio (%)
June 30, 2026	10.9
March 31, 2026	14.7
December 31, 2025	15.7
September 30, 2025	10.1
June 30, 2025	10.1
March 31, 2025	7.8

The following tables summarize certain characteristics of the Company’s RMBS portfolio as of June 30, 2026 and December 31, 2025:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2026
Fixed Rate RMBS	$11,528,198	99.9%	5.54%	338	1-Jun-56
Other	11,966	0.1%	3.39%	204	25-Jul-48
Total Mortgage Assets	$11,540,164	100.0%	5.52%	337	1-Jun-56
December 31, 2025
Fixed Rate RMBS	$10,615,570	99.9%	5.67%	341	1-Jan-56
Other	13,088	0.1%	3.25%	210	25-Jul-48
Total Mortgage Assets	$10,628,658	100.0%	5.64%	340	1-Jan-56

($ in thousands)
	June 30, 2026		December 31, 2025
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$6,022,655	52.2%	$5,675,461	53.4%
Freddie Mac	5,517,509	47.8%	4,953,197	46.6%
Total Portfolio	$11,540,164	100.0%	$10,628,658	100.0%

As of June 30, 2026, the Company's portfolio had an effective duration of 3.180, indicating that an interest rate increase of 1.0% would be expected to cause a 3.180% decrease in the value of the RMBS in the Company’s investment portfolio. As of December 31, 2025, the Company's portfolio had an effective duration of 2.513, indicating that an interest rate increase of 1.0% would be expected to cause a 2.513% decrease in the value of the RMBS in the Company’s investment portfolio. These figures do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the six months ended June 30, 2026 and 2025, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2026			2025
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT RMBS	$2,273,827	$100.85	5.04%	$2,728,263	$101.84	5.52%

Borrowings

As of June 30, 2026, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 33 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of June 30, 2026, we had obligations outstanding under the repurchase agreements of approximately $11.1 billion with a net weighted average borrowing cost of 3.77%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 136 days, with a weighted average remaining maturity of 33 days. Securing the repurchase agreement obligations as of June 30, 2026 are RMBS with an estimated fair value, including accrued interest, of approximately $11.5 billion, and cash pledged to counterparties of approximately $111.5 million. Through July 24, 2026, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2026, with maturities through November 13, 2026.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2026 to date and 2025.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
June 30, 2026	$11,086,915	$11,139,168	$10,975,819	$111,096	1.01%
March 31, 2026	10,864,723	11,023,983	10,490,095	374,628	3.57%
December 31, 2025	10,115,466	10,119,839	9,061,222	1,054,244	11.63%
September 30, 2025	8,006,978	8,024,512	7,331,428	675,550	9.21%
June 30, 2025	6,655,879	6,655,879	6,537,260	118,619	1.81%
March 31, 2025	6,418,641	6,453,905	5,722,092	696,549	12.17%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing total liabilities, adjusted for our net notional TBA position and securities borrowed, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage as of June 30, 2026 and December 31, 2025 was 7.3 to 1. Our adjusted leverage as of June 30, 2026 was 7.7 to 1, compared to 7.4 to 1 as of December 31, 2025.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Securities	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Borrowed	Equity	Leverage	Leverage
June 30, 2026	$11,086,915	$11,662,854	$(594,900)	$496,036	$1,441,258	7.7:1	7.3:1
March 31, 2026	10,864,723	11,279,585	95,000	359,202	1,391,808	7.8:1	7.9:1
December 31, 2025	10,115,466	10,304,045	(180,000)	128,754	1,371,948	7.4:1	7.3:1
September 30, 2025	8,006,978	8,052,945	(32,000)	-	1,086,090	7.4:1	7.4:1
June 30, 2025	6,655,879	6,698,673	-	-	911,959	7.3:1	7.3:1
March 31, 2025	6,418,641	6,448,407	200,000	-	855,879	7.5:1	7.8:1

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient, and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the six months ended June 30, 2026, haircuts on our pledged collateral remained stable and as of June 30, 2026, our weighted average haircut was approximately 4.1% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of June 30, 2026, we had cash and cash equivalents of $682.6 million. We generated cash flows of $1,163.4 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $10.7 billion during the six months ended June 30, 2026.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Capital Expenditures

At June 30, 2026, we had no material commitments for capital expenditures.

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

On October 27, 2025, we entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through June 30, 2026, we issued a total of 48,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $360.9 million, and net proceeds of approximately $355.2 million, after commissions and fees. For the six months ended June 30, 2026, we issued a total of 18,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $137.7 million, and net proceeds of approximately $135.5 million, after commissions and fees.

Outlook

Economic Summary

The second quarter of 2026 was pivotal in many ways.  The Federal Reserve (“Fed”) transitioned from an easing bias to a hiking bias and a new Fed Chairman with a strong anti-inflation disposition was seated. Meanwhile, the war between the United States, Israel and Iran (the “Iran War”) appeared to be on course to wind down by June before conditions deteriorated materially. A near-term resolution now appears unlikely, allowing energy related inflationary pressures to persist.

On May 22, 2026, Kevin Warsh became the new Chairman of the Fed, replacing Jerome Powell as Chairman. The new Chairman brings an elevated level of vigor in addressing the persistently high inflation that has exceeded the Fed’s 2% target for approximately 5 years.  Even before Chairman Warsh assumed his new role, the FOMC appeared to be shifting its bias away from additional easing toward hiking.  At the Fed’s meeting on April 29, 2026, there were three votes in favor of signaling a more two-side characterization of the Fed’s future interest rate decisions.  At Chairman Warsh’s first press conference on June 17, 2026, all doubt regarding the bias of the FOMC was put to rest.  The new Chairman was very stern in declaring his highest priority was bringing inflation back to the Fed’s target.

The Iran War appeared to be nearing conclusion when a ceasefire was announced on April 8, 2026, and a formal Memorandum of Understanding (“MOU”) was signed by the parties on June 17, 2026.  Shipping traffic through the Strait of Hormuz (“SOH”) was slowly returning to pre-war levels, and market volatility materially subsided. However, shortly after the MOU was signed, hostilities between the parties began to escalate and shipping traffic through the SOH has slowed significantly again.  Commodity prices have rebounded in turn and are slowly heading back toward the peak levels reached in the early days of the war. At this point, there is no obvious path to an end to the war, as the two crucial points of disagreement – control over the SOH and the status of Iran’s nuclear capability – seem unlikely to be resolved diplomatically.  Unless and until the war pivots again toward a peaceful resolution, upward pressure on commodity prices seems likely to persist, adding to already elevated levels of inflation in the United States and globally.

Developments in the Iran War have only exacerbated problems for the new Fed Chair and the FOMC.  The economy in the United States has proven to be very resilient in the face of inflation, particularly elevated commodity prices and disruptions to critical supply channels.  At the beginning of 2026, the labor market appeared to be stable, yet at low levels of job growth.  During the second quarter of 2026, the labor market appeared to pivot as job growth rebounded.  Consumer spending has also remained robust. If the war remains unresolved for an extended period, the Fed will likely need to act and increase the Fed Funds rate. Data for June 2026 released in July – namely the jobs report and the consumer price index and producer price index – were all weak.  As a result, market pricing of Fed hikes over the balance of 2026 and into 2027 has subsided.  Unless this data remains weak, the market is likely to see higher funding levels.

Interest Rates

Consistent with the pivot in the outlook for Fed policy during the quarter, the nominal rates curve moved higher and flatter during the second quarter of 2026.  Specifically, the yield on the 2-year U.S. Treasury note increased from 3.796% at March 31, 2026 to 4.175% at June 30, 2026, while the yield on the 10-year U.S. Treasury note increased from 4.319% at March 31, 2026 to 4.466% at June 30, 2026. As a result, the curve between these two points flattened by approximately 9 basis points. Most proxies for the shape of the rates curve show comparable – or greater – levels of flattening during the second quarter of 2026. The primary impetus for the movements in the nominal U.S. Treasury curve and the swap curve was the pivot in market expectations for Fed Funds rate going forward.  At March 31, 2026, market expectations for the Fed Funds rate (based on Fed Funds futures contracts) were for slightly more than one rate cut by year end and two cuts by mid-2027.  By the end of the second quarter of 2026, Fed Funds futures implied nearly two hikes by year-end and in excess of three hikes by the end of first quarter of 2027.  Current pricing, reflecting the soft June 2026 data released in early July, is unchanged in terms of year-end levels but now reflects very modest cuts in early 2027.

The Fed ended its quantitative tightening program, which reduced its balance sheet via the maturation of its holdings, and began reinvesting them into additional U.S. Treasury holdings on December 1, 2025.  Run-off from the Agency RMBS holdings is now directed toward purchasing U.S. Treasuries.  The Fed also announced its intention, via Reserve Management Purchases (“RMPs”), to grow its balance sheet over time to maintain a stable relationship between the size of its balance sheet and the economy. These steps resulted in increased purchases of U.S. Treasuries by the Fed. When the RMP program was first introduced, U.S. Treasury purchases were $40 billion per month, although they have declined since and are currently $10 billion per month. However, even at the lower level of purchases the program has been successful at taking pressure off of the overnight funding markets, as market participants such as money-market funds had fewer options to deploy their liquidity and therefore increased the pool of available funds for the overnight repurchase agreement (“repo”) funding markets.  As a result, funding levels available to the Company in the repo markets – typically expressed as a spread over SOFR – have remained stable during the second quarter, continuing the trend we saw during the first quarter of 2026.

The Agency RMBS Market

Interest rate volatility spiked meaningfully after the outbreak of the Iran War, consistent with the increase in interest rates across the curve.  Volatility peaked just before the first quarter of 2026 ended, with the Merrill Lynch Option Volatility Estimate Index reaching 115.02.  Following the announcement of a ceasefire on April 8, 2026, rate volatility dropped nearly to pre-war levels by mid-April and remained relatively stable throughout the balance of the second quarter. Implied interest rate volatility has remained range bound at low levels since the end of the second quarter. As is typically the case, subdued levels of implied interest rate volatility and range-bound interest rates are conducive to Agency RMBS market performance, and the sector had a positive quarter in both absolute and excess returns. For the second quarter of 2026, the Agency RMBS sector generated a total return of 0.6% and 0.5% versus comparable duration swaps. By comparison, the high-yield and investment-grade corporate bond sectors produced returns of 2.5% and 1.4%, respectively, and excess returns of 2.4% and 1.5%, respectively, versus comparable duration swaps over the same period.

Within Agency RMBS for the second quarter of 2026, conventional 30-year mortgages generated a total return of 0.6%, 15-year mortgages generated a total return of 0.1% and Ginnie Mae 30-year mortgages generated a total return of 0.7%.  Versus comparable duration swaps, the returns were 0.6%, 0.0% and 0.6% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack were lowest for lower coupons and increased for progressively higher coupons, with returns for coupons 4% and lower between 0.2% and 0.5%, and above 1.0% for coupons of 5% and higher. This is consistent with higher interest rates, lower prepayment expectations and the durations of the various coupons inversely related to coupon – the lower the coupon the higher the duration, and visa-versa. Conversely, excess returns were best for middle coupons – between the 4.5% and 6.0% coupons, with lower and higher coupons lagging. Excess returns for middle coupons were between 0.7% and 1.2%, while the lower and higher coupons ranged between 0.3% and 0.8%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and 2025. On December 1, 2025, the Fed ended quantitative tightening and began reinvesting all proceeds from maturing Agency RMBS up to a $35 billion per month cap in U.S. Treasuries and announced that it would begin buying an additional $40 billion per month of U.S. Treasuries via RMPs in order to maintain an ample level of reserves on an ongoing basis. RMPs were reduced to $25 billion per month in April 2026, and further reduced to $10 billion per month in May 2026, As of June 30, 2026, the Fed had reduced its balance sheet for Agency RMBS by approximately $792 billion from the peak of approximately $2.7 trillion to approximately $1.9 trillion, shedding approximately 58% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since August 2020.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. Throughout 2025 and early 2026, there was some speculation in the market regarding progress towards an end to the conservatorship, including through an initial public offering, but no definitive action has been taken and many analysts believe additional capital is needed before the Enterprises can safely exit conservatorship.

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

On March 19, 2026, the OCC, FDIC and the Fed rescinded the 2023 Basel III Endgame proposal and concurrently issued three revised notices of proposed rulemaking. The three proposals include (i) a revised Basel III Endgame proposal that would apply an expanded risk-based approach to Category I and Category II banking organizations, thus narrowing the mandatory scope from the 2023 proposal, with all other banking organizations permitted to opt in; (ii) a revised standardized approach proposal that would reduce risk weights for traditional lending activities for banking organizations not subject to the expanded risk-based approach; and (iii) a revised GSIB capital surcharge proposal. The OCC, FDIC, and the Fed estimate that the revised proposals would decrease aggregate common equity tier 1 capital requirements by approximately 4.8 percent for Category I and Category II banking organizations, in contrast to the significant capital increases that would have resulted under the 2023 Basel III Endgame. Additionally, the revised proposal would eliminate the requirement to deduct mortgage servicing assets from common equity tier 1 capital, instead assigning a 250% risk weight, which is designed to promote mortgage origination and servicing by banking organizations. The Fed voted 6-to-1 to advance all three proposals and the FDIC board voted unanimously in favor of the revised Basel III Endgame and standardized approach proposals. The comment period for the revised proposals closed on June 18, 2026, with the Fed indicating that they hope to release the final rule by the end of 2026.

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

Effects on our borrowing costs

We leverage our PT RMBS and structured Agency RMBS through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets. Increases in the Fed Funds rate or SOFR typically increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. The impact of these increases would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR, ERIS SOFR Swap, and T-Note futures contracts, dual digital options or interest rate swaptions.

Summary

The Company invests exclusively in Agency RMBS securities and applies leverage utilizing repurchase agreement funding.  The primary drivers of the performance of our assets – both absolute performance and performance relative to our hedges, are interest rates, their impact on both our asset prices and the level of prepayments, interest rate volatility, particularly the level of implied volatility in interest rate swaptions and various interest rate derivatives, and finally our funding levels.  Accordingly, we have significant exposure to interest rates, and our performance is driven by our ability to select assets, manage our leverage, and our hedging strategy. As we entered 2026, interest rates had been range bound for more than 12 months, but the range was broken during the first quarter of 2026 as a result of the Iran War. After a brief respite in the conflict, rates moved higher once again as prospects for a resolution dimmed and a new Fed Chairman, Kevin Warsh, took control of the Fed, immediately expressing his strong conviction in ending the five-year period of inflation running above the Fed’s 2% target.  Interest rate volatility, both realized and implied in interest rate options, has remained subdued outside of the temporary spike at the onset of the Iran War.

At the outset of 2026, there was uncertainty about how the risks facing the economy would ultimately drive Fed policy and the level of interest rates, with resulting impacts on risk assets and Agency RMBS.  Inflation was elevated, but risks to the growth outlook were clearly present, creating a quandary for policy makers. This does not appear to be the case now.  Growth has proven to be remarkably resilient, as has the labor market, and the growth of the economy is not a pressing concern for policy makers or markets.  Inflation, however, remains well above the Fed’s target and the Iran War seems likely to persist, representing a continued source of commodity inflation. Data released for June in early July reflected a welcome decrease in the various inflation measures, but considerable doubt remains regarding the sustainability of these readings. Looking forward, the Iran War continues to be a dominant force driving the performance of all markets.  At this point, it is unclear what the ultimate outcome of the war will be or when it will end. As for the economy and monetary policy, the outlook is no longer uncertain, as the path of inflation alone is likely to drive monetary policy and interest rate levels in the United States. The Company has maintained modest levels of leverage for the past several quarters and is likely to continue to do so given the prevailing market uncertainty.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025	1.440	190,930
2026 - YTD(1)	0.760	149,256
Totals	$70.090	$1,045,092

(1)

On July 8, 2026, the Company declared a dividend of $0.10 per share to be paid on August 28, 2026. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of June 30, 2026.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2026 and December 31, 2025, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is common for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2026 and December 31, 2025.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of June 30, 2026
-200 Basis Points	(2.60)%	(20.79)%
-100 Basis Points	(0.70)%	(5.61)%
-50 Basis Points	(0.17)%	(1.36)%
+50 Basis Points	(0.18)%	(1.47)%
+100 Basis Points	(0.70)%	(5.58)%
+200 Basis Points	(2.56)%	(20.53)%
As of December 31, 2025
-200 Basis Points	(2.23)%	(17.30)%
-100 Basis Points	(0.65)%	(5.07)%
-50 Basis Points	(0.15)%	(1.14)%
+50 Basis Points	(0.29)%	(2.22)%
+100 Basis Points	(0.98)%	(7.62)%
+200 Basis Points	(3.27)%	(25.31)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of June 30, 2026, we had unrestricted cash and cash equivalents of $682.6 million and unpledged securities of approximately $93.4 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2026.

The table below presents the Company’s share repurchase activity for the three months ended June 30, 2026.

			Shares Purchased	Maximum Number
	Total Number	Weighted-	as Part of	of Shares That May
	of Shares of	Average	Publicly	Yet Be
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
April 1, 2026 - April 30, 2026	-	$-	-	2,719,137
May 1, 2026 - May 31, 2026	-	-	-	2,719,137
June 1, 2026 - June 30, 2026	1,108,492	6.64	1,106,557	26,612,580
Totals / Weighted Average	1,108,492	$6.64	1,106,557	26,612,580

(1)

Includes 1,935 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

Orchid Island Capital, Inc.
Registrant

Date: July 24, 2026	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: July 24, 2026	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)