Form 10-Q
period 2026-09-30
Orchid Island Capital, Inc.
filed 2026-10-23
CIK 1518621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares outstanding at October 22, 2026: 192,992,160

ORCHID ISLAND CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORCHID ISLAND CAPITAL, INC.

CONDENSED BALANCE SHEETS

($ in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2026	2025
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $10,613,780 and $10,502,743, respectively)	$10,667,068	$10,628,658
U.S. Treasury securities, available-for-sale (amortized cost of $208,279 and $134,715; includes pledged assets of $207,861 and $135,133, respectively)	207,861	135,133
Cash and cash equivalents	462,423	665,865
Restricted cash	151,545	58,696
Accrued interest receivable	53,076	49,127
Derivative assets	20,703	9,253
Reverse repurchase agreements	460,471	128,613
Receivable for investment securities and TBA transactions	-	-
Other assets	860	648
Total Assets	$12,024,007	$11,675,993

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$10,361,717	$10,115,466
Payable for investment securities and TBA transactions	-	1,519
Dividends payable	19,491	21,865
Derivative liabilities	1,180	1,846
Accrued interest payable	19,491	31,397
Due to affiliates	1,667	1,661
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	435,692	128,724
Other liabilities	12,933	1,567
Total Liabilities	10,852,171	10,304,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common Stock, $0.01 par value; 400,000,000 shares authorized, 194,661,864 shares issued and outstanding as of September 30, 2026 and 181,985,900 shares issued and outstanding as of December 31, 2025	1,947	1,820
Additional paid-in capital	1,463,731	1,553,451
Accumulated deficit	(293,424)	(183,741)
Accumulated other comprehensive (loss) income	(418)	418
Total Stockholders' Equity	1,171,836	1,371,948
Total Liabilities and Stockholders' Equity	$12,024,007	$11,675,993

See Notes to Financial Statements

 ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

 For the Nine and Three Months Ended September 30, 2026 and 2025

($ in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Interest income	$486,145	$281,813	$164,120	$108,434
Interest expense	(309,976)	(212,027)	(104,986)	(81,515)
Net interest income	176,169	69,786	59,134	26,919
Realized gains (losses) on mortgage-backed securities	924	(9,288)	-	-
Unrealized (losses) gains on mortgage-backed securities	(710,357)	146,504	(567,087)	59,372
Gains (losses) on derivative and other hedging instruments	444,076	(136,717)	335,368	(8,772)
Net portfolio (loss) income	(89,188)	70,285	(172,585)	77,519

Expenses:
Management fees	12,183	9,023	4,072	3,294
Allocated overhead	1,881	2,077	510	887
Incentive compensation	2,232	242	402	221
Directors' fees and liability insurance	999	1,006	364	334
Audit, legal and other professional fees	1,018	1,053	306	300
Direct REIT operating expenses	1,487	783	506	309
Other administrative	695	479	175	96
Total expenses	20,495	14,663	6,335	5,441

Net (loss) income	$(109,683)	$55,622	$(178,920)	$72,078
Unrealized (losses) gains on U.S. Treasury securities measured at fair value through other comprehensive net (loss) income	(836)	280	(280)	94
Comprehensive net (loss) income	$(110,519)	$55,902	$(179,200)	$72,172

Basic and diluted net (loss) income per share	$(0.56)	$0.48	$(0.90)	$0.53

Weighted Average Shares Outstanding	195,970,255	115,574,062	198,454,916	136,368,958

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

(in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total
Balances, January 1, 2026	181,986	$1,820	$1,553,451	$(183,741)	$418	$1,371,948
Net loss	-	-	-	(19,955)	-	(19,955)
Unrealized loss on available-for-sale securities	-	-	-	-	(279)	(279)
Cash dividends declared ($0.36 per share)	-	-	(68,977)	-	-	(68,977)
Stock based awards and amortization	155	2	1,302	-	-	1,304
Issuance of common stock pursuant to public offerings, net	14,559	145	107,622	-	-	107,767
Balances, March 31, 2026	196,700	$1,967	$1,593,398	$(203,696)	$139	$1,391,808
Net income	-	-	-	89,192	-	89,192
Unrealized loss on available-for-sale securities	-	-	-	-	(277)	(277)
Cash dividends declared ($0.30 per share)	-	-	(60,265)	-	-	(60,265)
Stock based awards and amortization	10	-	386	-	-	386
Issuance of common stock pursuant to public offerings, net	4,000	40	27,718	-	-	27,758
Shares repurchased and retired	(1,107)	(11)	(7,333)	-	-	(7,344)
Balances, June 30, 2026	199,603	$1,996	$1,553,904	$(114,504)	$(138)	$1,441,258
Net loss	-	-	-	(178,920)	-	(178,920)
Unrealized loss on available-for-sale securities	-	-	-	-	(280)	(280)
Cash dividends declared ($0.30 per share)	-	-	(59,434)	-	-	(59,434)
Stock based awards and amortization	5	1	384	-	-	385
Shares repurchased and retired	(4,946)	(50)	(31,123)	-	-	(31,173)
Balances, September 30, 2026	194,662	$1,947	$1,463,731	$(293,424)	$(418)	$1,171,836

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common Stock		Paid-in	Earnings	Income
	Shares	Par Value	Capital	(Deficit)	(Loss)	Total
Balances, January 1, 2025	82,622	$826	$1,010,306	$(342,771)	$139	$668,500
Net income	-	-	-	17,122	-	17,122
Unrealized gain on available-for-sale securities	-	-	-	-	250	250
Cash dividends declared ($0.36 per share)	-	-	(35,729)	-	-	(35,729)
Stock based awards and amortization	23	-	313	-	-	313
Issuance of common stock pursuant to public offerings, net	25,142	252	205,172	-	-	205,424
Balances, March 31, 2025	107,787	$1,078	$1,180,062	$(325,649)	$389	$855,880
Net loss	-	-	-	(33,578)	-	(33,578)
Unrealized loss on available-for-sale securities	-	-	-	-	(64)	(64)
Cash dividends declared ($0.36 per share)	-	-	(42,635)	-	-	(42,635)
Stock based awards and amortization	9	-	201	-	-	201
Issuance of common stock pursuant to public offerings, net	19,884	199	139,217	-	-	139,416
Shares repurchased and retired	(1,113)	(11)	(7,249)	-	-	(7,260)
Balances, June 30, 2025	126,567	$1,266	$1,269,596	$(359,227)	$325	$911,960
Net income	-	-	-	72,078	-	72,078
Unrealized gain on available-for-sale securities	-	-	-	-	94	94
Cash dividends declared ($0.36 per share)	-	-	(50,588)	-	-	(50,588)
Stock based awards and amortization	7	-	200	-	-	200
Issuance of common stock pursuant to public offerings, net	21,665	216	152,129	-	-	152,345
Balances, September 30, 2025	148,239	$1,482	$1,371,337	$(287,149)	$419	$1,086,089

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

($ in thousands)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(109,683)	$55,622
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	2,050	135
Net discount accretion on U.S. Treasury securities	(1,022)	(511)
Realized (gains) losses on mortgage-backed securities	(924)	9,288
Unrealized losses (gains) on mortgage-backed securities	710,357	(146,504)
Realized and unrealized (gains) losses on derivative instruments	(389,790)	158,059
Changes in operating assets and liabilities:
Accrued interest receivable	(3,949)	(16,309)
Other assets	(427)	(13)
Accrued interest payable	(11,906)	11,484
Other liabilities	584	610
Due to affiliates	6	331
NET CASH PROVIDED BY OPERATING ACTIVITIES	195,296	72,192

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,687,133)	(4,244,377)
Sales and maturities	769,781	733,904
Principal repayments	1,169,509	544,919
Purchases of U.S. Treasury securities, available-for-sale	(207,542)	(74,098)
Proceeds from maturity of U.S. Treasury securities, available-for-sale	135,000	50,000
Net payments on reverse repurchase agreements	(331,857)	-
Net proceeds from (payments on) derivative instruments	694,706	(150,665)
NET CASH USED IN INVESTING ACTIVITIES	(457,536)	(3,140,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	86,155,865	44,874,923
Principal payments on repurchase agreements	(85,909,614)	(41,893,488)
Cash dividends	(190,935)	(120,976)
Proceeds from issuance of common stock, net of issuance costs	135,525	497,185
Common stock repurchases, including shares withheld from employee stock awards for payment of taxes	(39,194)	(7,364)
NET CASH PROVIDED BY FINANCING ACTIVITIES	151,647	3,350,280

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(110,593)	282,155
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	724,561	335,053
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$613,968	$617,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$321,882	$200,543

See Notes to Financial Statements

ORCHID ISLAND CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2026

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

On October 27, 2025, Orchid entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which the Company may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of the Company’s common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through September 30, 2026, the Company issued a total of 48,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $360.9 million, and net proceeds of approximately $355.2 million, after commissions and fees. For the nine months ended September 30, 2026, the Company issued a total of 18,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $137.7 million, and net proceeds of approximately $135.5 million, after commissions and fees.

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the nine and three-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The balance sheet at  December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. The significant estimates affecting the accompanying financial statements are the fair values of RMBS and derivatives. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of September 30, 2026.

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

(in thousands)
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$462,423	$665,865
Restricted cash	151,545	58,696
Total cash, cash equivalents and restricted cash	$613,968	$724,561

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

NOTE 2. MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The following table presents the Company’s RMBS portfolio that are remeasured at fair value through earnings as of September 30, 2026 and December 31, 2025:

(in thousands)
	September 30, 2026			December 31, 2025
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Fixed-rate RMBS	$11,091,428	$11,287,456	$10,655,685	$10,345,029	$10,558,236	$10,615,570
Other(2)(3)(4)	-	14,413	11,383		16,103	13,088
Total	$11,091,428	$11,301,869	$10,667,068	$10,345,029	$10,574,339	$10,628,658

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	Other securities are comprised of interest-only and inverse interest-only securities.
(3)	The notional balance for the interest-only securities portfolio was $66.1 million and $72.9 million as of September 30, 2026 and December 31, 2025, respectively.
(4)	The notional balance for the inverse interest-only securities portfolio was $12.8 million and $17.7 million as of September 30, 2026 and December 31, 2025, respectively.

The following table is a summary of the Company’s net gain (loss) from the sale of RMBS for the nine months ended September 30, 2026 and 2025.

(in thousands)
	Nine Months Ended September 30,
	2026	2025
Proceeds from sales of RMBS	$769,781	$733,904
Carrying value of RMBS sold	(768,857)	(743,192)
Net gain (loss) on sales of RMBS	$924	$(9,288)

Gross gain on sales of RMBS	$924	$-
Gross loss on sales of RMBS	-	(9,288)
Net gain (loss) on sales of RMBS	$924	$(9,288)

During the nine months ended September 30, 2026, the Company resecuritized RMBS with a fair value of $413.3 million by transferring the securities into a larger RMBS transaction collateralized by the transferred securities. The Company retained the entire resulting RMBS. No cash was exchanged, and the transaction did not result in the recognition of any gain or loss.

NOTE 3. U.S. TREASURY SECURITIES, AVAILABLE-FOR-SALE

The following table presents the amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale investments as of  September 30, 2026 and December 31, 2025. U.S. Treasury securities are held primarily to satisfy collateral requirements of the Company's repurchase and derivative counterparties.

(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2026
U.S. Treasury Note, 4.125%, 10/31/2026 Maturity	$20,008	$-	$(10)	$19,998
U.S. Treasury Note, 0.50%, 4/30/2027 Maturity	98,015	-	(204)	97,811
U.S. Treasury Note, 4.50%, 5/15/2027 Maturity	65,726	-	(188)	65,538
U.S. Treasury Note, 2.25%, 8/15/2027 Maturity	24,530	-	(16)	24,514
	$208,279	$-	$(418)	$207,861
December 31, 2025
U.S. Treasury Note, 0.75%, 5/31/2026 Maturity	$34,579	$23		$34,602
U.S. Treasury Note, 4.625%, 6/30/2026 Maturity	100,136	395	-	100,531
	$134,715	$418	$-	$135,133

Because all of the Company's available-for-sale securities are backed by the full faith and credit of the U.S. government, the Company has not recorded an allowance for credit losses.

NOTE 4. REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS

Repurchase Agreements

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2026, the Company had met all margin call requirements.

As of September 30, 2026 and December 31, 2025, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2026
Fair value of securities pledged, including accrued interest receivable	$767,226	$9,118,314	$564,716	$214,609	$10,664,865
Repurchase agreement liabilities associated with these securities	$741,836	$8,869,687	$536,986	$213,208	$10,361,717
Net weighted average borrowing rate	3.99%	3.98%	4.00%	4.30%	3.99%
December 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$6,821,306	$3,445,678	$284,296	$10,551,280
Repurchase agreement liabilities associated with these securities	$-	$6,544,072	$3,297,567	$273,827	$10,115,466
Net weighted average borrowing rate	-	4.00%	3.96%	3.92%	3.98%

In addition, cash pledged to counterparties for repurchase agreements was approximately $130.0 million and $51.2 million as of September 30, 2026 and December 31, 2025, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral. At September 30, 2026, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable and securities posted by the counterparty (if any), and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $413.7 million. The Company did not have an amount at risk with any individual counterparty that was greater than 10% of the Company’s equity at September 30, 2026 or  December 31, 2025.

Reverse Repurchase Agreements

As of  September 30, 2026 and December 31, 2025, the Company had $460.5 million and $128.6 million of reverse repurchase agreements outstanding, respectively, for which we had associated obligations to return borrowed securities at fair value of $435.7 million and $128.7 million.

NOTE 5. DERIVATIVE AND OTHER HEDGING INSTRUMENTS

The table below summarizes fair value information about the Company’s derivative and other hedging instruments assets and liabilities as of September 30, 2026 and December 31, 2025.

(in thousands)
Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Interest rate swaps	Derivative assets, at fair value	$7,037	$8,237
TBA securities	Derivative assets, at fair value	13,666	1,015
Total derivative assets, at fair value		$20,703	$9,252

Liabilities
TBA securities	Derivative liabilities, at fair value	$1,180	$1,846
Total derivative liabilities, at fair value		$1,180	$1,846

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$21,501	$5,131
TBA securities (including margin paid on unsettled trades)	Restricted cash	-	2,394
TBA securities (including margin received on unsettled trades)	Other liabilities	(11,729)	(360)
Total margin balances on derivative contracts		$9,772	$7,165

T-Note and SOFR futures are cash and securities settled futures contracts on their respective underlying or delivery eligible underlying U.S. Treasury security, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin,” is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s T-Note and SOFR futures positions at September 30, 2026 and December 31, 2025.

($ in thousands)
	September 30, 2026
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)
December 2026 10-year T-Note futures (Dec 2026 - Dec 2036 Hedge Period)(2)	$858,600	4.90%	5.24%	$17,763
December 2026 10-year Ultra futures (Dec 2026 - Dec 2036 Hedge Period)(3)	560,000	4.95%	5.33%	16,963
December 2026 30-year Ultra futures (Dec 2026 - Dec 2056 Hedge Period)(4)	150,000	5.69%	5.75%	1,313
SOFR Futures Contracts (Short Positions)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	$97,500	3.27%	3.97%	$681
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	97,500	3.22%	4.30%	1,056
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	97,500	3.21%	4.61%	1,368
ERIS SOFR Swap Futures Contracts (Short Positions)(6)
December 2026 5-Year Term, 3.75% fixed rate, (Dec 2026 - Dec 2031 Hedge Period)	$10,000	4.52%	4.86%	$145

($ in thousands)
	December 31, 2025
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
U.S. Treasury Note Futures Contracts (Short Positions)(2)
March 2026 5-year T-Note futures (Mar 2026 - Mar 2031 Hedge Period)(5)	$122,500	3.65%	3.65%	$10
March 2026 10-year T-Note futures (Mar 2026 - Mar 2036 Hedge Period)(2)	90,000	3.79%	3.91%	739
March 2026 10-year Ultra futures (Mar 2026 - Mar 2036 Hedge Period)(3)	60,000	4.03%	4.14%	575
SOFR Futures Contracts (Short Positions)
March 2026 3-Month SOFR futures (Dec 2025 - Mar 2026 Hedge Period)	$97,500	3.73%	3.69%	$(44)
June 2026 3-Month SOFR futures (Mar 2026 - Jun 2026 Hedge Period)	97,500	3.55%	3.52%	(33)
September 2026 3-Month SOFR futures (Jun 2026 - Sep 2026 Hedge Period)	97,500	3.38%	3.31%	(66)
December 2026 3-Month SOFR futures (Sep 2026 - Dec 2026 Hedge Period)	97,500	3.27%	3.16%	(111)
March 2027 3-Month SOFR futures (Dec 2026 - Mar 2027 Hedge Period)	97,500	3.22%	3.11%	(105)
June 2027 3-Month SOFR futures (Mar 2027 - Jun 2027 Hedge Period)	97,500	3.21%	3.11%	(90)
ERIS SOFR Swap Futures Contracts (Short Positions)(6)
March 2026 5-Year Term, 3.75% fixed rate (Mar 2026 - Mar 2031 Hedge Period)	$10,000	3.48%	3.45%	$(13)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)

10-Year T-Note futures contracts were valued at a price of $104.20 at  September 30, 2026 and $112.44 at  December 31, 2025. The contract values of the short positions were $894.7 million and $101.2 million at  September 30, 2026 and  December 31, 2025, respectively.

(3)	10-Year Ultra futures contracts were valued at a price of $105.00 at September 30, 2026 and $115.02 at December 31, 2025. The contract values of the short positions were $588.0 million and $69.0 million at September 30, 2026 and December 31, 2025, respectively.
(4)	30-Year T-Note Ultra futures contracts were valued at a price of $103.59 at September 30, 2026. The contract value of the short position was $155.4 million at September 30, 2026.
(5)	5-Year T-Note futures contracts were valued at a price of $109.30 at December 31, 2025. The contract value of the short position was $133.9 million at December 31, 2025.
(6)	ERIS swap futures are exchange traded futures that replicate the cash flows of an underlying swap position.

Under its interest rate swap agreements, the Company typically pays a fixed rate and receives a floating rate ("payer swaps") based on an index, such as SOFR. The floating rate the Company receives under its swap agreements has the effect of offsetting the repricing characteristics of its repurchase agreements and cash flows on such liabilities. The Company is typically required to post margin on its interest rate swap agreements. The table below presents information related to the Company’s interest rate swap positions at September 30, 2026 and December 31, 2025.

($ in thousands)
		Average
		Fixed	Average	Average
	Notional	Pay	Receive	Maturity
	Amount	Rate	Rate	(Years)
September 30, 2026
Expiration > 1 to ≤ 5 years	$5,292,800	3.47%	3.90%	2.9
Expiration > 5 years	2,571,400	3.97%	3.90%	8.3
	$7,864,200	3.63%	3.90%	4.7
December 31, 2025
Expiration > 1 to ≤ 5 years	$4,162,500	3.38%	3.87%	3.2
Expiration > 5 years	1,695,800	3.87%	3.87%	7.1
	$5,858,300	3.53%	3.87%	4.3

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

The following table summarizes the Company’s contracts to purchase and sell TBA securities as of  September 30, 2026 and  December 31, 2025.

($ in thousands)
	Notional
	Amount			Net
	Long	Cost	Market	Carrying
	(Short)(1)	Basis(2)	Value(3)	Value(4)
September 30, 2026
15-Year TBA securities:
5.5%	100,000	99,703	98,523	(1,180)
30-Year TBA securities:
5.0%	$(345,000)	$(331,555)	$(319,152)	$12,403
6.0%	(70,000)	(69,716)	(68,453)	1,263
Total	$(315,000)	$(301,568)	$(289,082)	$12,486
December 31, 2025
15-Year TBA securities:
4.5%	$250,000	$249,998	$250,186	$188
30-Year TBA securities:
3.0%	-	(343)	-	343
3.5%	-	34	-	(34)
4.0%	-	(215)	-	215
5.0%	-	218	-	(218)
5.5%	(275,000)	(277,696)	(278,996)	(1,300)
6.5%	(155,000)	(161,103)	(161,127)	(24)
Total	$(180,000)	$(189,107)	$(189,937)	$(830)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)

Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities) at fair value in the balance sheets.

Gain (Loss) From Derivative and Other Hedging Instruments, Net

The table below presents the effect of the Company’s derivative and other hedging instruments on the statements of comprehensive income (loss) for the nine and three months ended September 30, 2026 and 2025.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Interest rate futures contracts (short position)	$49,495	$(26,789)	$40,836	$(3,159)
Interest rate swaps	371,003	(102,549)	266,648	(2,298)
Payer swaptions (short positions)	(4,676)	-	(5,608)	-
Payer swaptions (long positions)	13,376	-	14,866	-
TBA securities (short positions)	17,877	(8,908)	20,911	(4,272)
TBA securities (long positions)	(249)	1,529	(1,180)	957
U.S. Treasury securities (short positions)	(2,750)	-	(1,105)	-
Total	$444,076	$(136,717)	$335,368	$(8,772)

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

See Note 6 for collateral pledged or received, Note 7 for offsetting information, and Note 13 for fair value measurement disclosures.

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes the Company’s assets pledged as collateral under repurchase agreements and derivative agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2026 and December 31, 2025.

(in thousands)
	September 30, 2026			December 31, 2025
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT RMBS - fair value	$10,602,397	$-	$10,602,397	$10,489,655	$-	$10,489,655
Structured RMBS - fair value	11,383	-	11,383	13,088	-	13,088
U.S. Treasury securities	-	207,861	207,861	-	135,133	135,133
Accrued interest on pledged securities	51,085	1,740	52,825	48,537	36	48,573
Restricted cash	130,044	21,501	151,545	51,171	7,525	58,696
Total	$10,794,909	$231,102	$11,026,011	$10,602,451	$142,694	$10,745,145

Assets Pledged from Counterparties

The table below summarizes assets pledged to the Company from counterparties under repurchase agreements and derivative agreements as of September 30, 2026 and December 31, 2025.

(in thousands)
		Reverse
	Repurchase	Repurchase	Derivative
	Agreements	Agreements	Agreements	Total
September 30, 2026
Cash	$1,428	$-	$11,729	$13,157
U.S. Treasury securities - fair value	-	435,939	-	435,939
Total	$1,428	$435,939	$11,729	$449,096
December 31, 2025
Cash	$12,549	$-	$360	$12,909
U.S. Treasury securities - fair value	-	128,724	-	128,724
Total	$12,549	$128,724	$360	$141,633

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

The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2026 and December 31, 2025.

(in thousands)
Offsetting of Assets
			Net Amount	Gross Amount Not
	Gross	Gross	of Assets	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments	Cash
	Recognized	Balance	Balance	Received as	Received as	Net
	Assets	Sheet	Sheet	Collateral	Collateral	Amount
September 30, 2026
Interest rate swaps	$7,037	$-	$7,037	$-	$-	$7,037
TBA securities	13,666	-	13,666	-	(11,729)	1,937
Reverse repurchase agreements	460,471	-	460,471	(435,939)	-	24,532
	$481,174	$-	$481,174	$(435,939)	$(11,729)	$33,506
December 31, 2025
Interest rate swaps	$8,237	$-	$8,237	$-	$-	$8,237
TBA securities	1,015	-	1,015	-	(360)	655
Reverse repurchase agreement	128,613	-	128,613	(128,613)	-	-
	$137,865	$-	$137,865	$(128,613)	$(360)	$8,892

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not
	Gross	Gross	of Liabilities	Offset in the Balance Sheet
	Amount	Amount	Presented	Financial
	of	Offset in the	in the	Instruments
	Recognized	Balance	Balance	Posted as	Cash Posted	Net
	Liabilities	Sheet	Sheet	Collateral	as Collateral	Amount
September 30, 2026
Repurchase Agreements	$10,361,717	$-	$10,361,717	$(10,231,673)	$(130,044)	$-
TBA securities	1,180	-	1,180	-	-	1,180
	$10,362,897	$-	$10,362,897	$(10,231,673)	$(130,044)	$1,180
December 31, 2025
Repurchase Agreements	$10,115,466	$-	$10,115,466	$(10,064,295)	$(51,171)	$-
TBA securities	1,846	-	1,846	-	(1,846)	-
	$10,117,312	$-	$10,117,312	$(10,064,295)	$(53,017)	$-

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

NOTE 8. CAPITAL STOCK

Common Stock Issuances

During the nine months ended September 30, 2026 and the year ended  December 31, 2025, the Company completed the following public offerings of shares of its common stock. The Company did not complete any public offerings of shares of its common stock during the three months ended September 30, 2026.

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

On June 22, 2026, the Board of Directors approved an increase in the number of shares of the Company’s common stock available in the stock repurchase program for up to an additional 25,000,000 shares, bringing the remaining authorization under the stock repurchase program to 26,612,580 shares, representing approximately 13.3% of the Company’s then outstanding shares of common stock.

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

From the inception of the stock repurchase program through September 30, 2026, the Company repurchased a total of 12,310,506 shares at an aggregate cost of approximately $123.3 million, including commissions and fees, for a weighted average price of $10.02 per share. During the three months ended September 30, 2026, the Company repurchased a total of 4,946,123 shares at an aggregate cost of approximately $31.2 million, including commissions and fees, for a weighted average price of $6.30 per share. During the nine months ended September 30, 2026, the Company repurchased a total of 6,052,680 shares at an aggregate cost of approximately $38.5 million, including commissions and fees, for a weighted average price of $6.36 per share. During the year ended  December 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. Subsequent to September 30, 2026, the Company repurchased a total of 1,669,704 shares at an aggregate cost of approximately $8.4 million, including commissions and fees, for a weighted average price of $5.05 per share. The remaining authorization under the stock repurchase program as of  October 22, 2026 was 19,996,753 shares.

Cash Dividends

The table below presents the cash dividends declared on the Company’s common stock.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025	1.440	190,930
2026 - YTD(1)	1.060	208,033
Totals	$70.390	$1,103,869

(1)

On October 14, 2026, the Company declared a dividend of $0.10 per share to be paid on November 27, 2026. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of September 30, 2026.

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

Performance Units

The Company has issued, and may in the future issue additional, PUs under the Incentive Plans to certain executive officers and employees of its Manager. PUs vest after the end of a defined performance period, based on satisfaction of the performance conditions set forth in the PU agreement. When earned, each PU will be settled by the issuance of one share of the Company’s common stock, at which time the PU will be cancelled. The PUs contain dividend equivalent rights, which entitle the Participants to receive distributions declared by the Company on common stock, but do not include the right to vote the underlying shares of common stock. PUs are subject to forfeiture should the participant no longer serve as an executive officer or employee of the Company or the Manager. Compensation expense for the PUs, included in incentive compensation on the statements of comprehensive income (loss), is recognized over the remaining vesting period once it becomes probable that the performance conditions will be achieved. The dividend payable on the PUs as of September 30, 2026 and December 31, 2025 was $26,000 and $6,000, respectively, and is included in “Due to affiliates” in the Company's balance sheet.

The following table presents information related to PUs outstanding during the nine months ended September 30, 2026 and 2025.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	51,463	$9.05	80,201	$10.12
Granted	240,486	7.23	18,137	8.27
Forfeited(1)	-	-	(2,393)	9.13
Vested and issued	(28,723)	9.54	(34,479)	10.84
Unvested, end of period	263,226	$7.33	61,466	$9.21

Compensation expense during period		$600		$242
Unrecognized compensation expense, end of period		$1,295		$215
Intrinsic value, end of period		$1,429		$431
Weighted-average remaining vesting term (in years)		1.5		1.0

(1)	During 2025, a participant's service as an employee of the Manager ended, resulting in the forfeiture of 2,393 PUs as provided in the Plans.

Stock Awards

The Company has issued, and may in the future issue additional, immediately vested common stock under the Incentive Plans to certain executive officers and employees of its Manager. The following table presents information related to fully vested common stock issued during the nine months ended September 30, 2026 and 2025. All of the fully vested shares of common stock issued during the nine months ended September 30, 2026 and 2025, and the related compensation expense, were granted with respect to service performed during the fiscal years ended December 31, 2025 and 2024, respectively.

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

Deferred Stock Units

Non-employee directors receive a portion of their compensation in the form of DSU awards pursuant to the Incentive Plans. Each DSU represents a right to receive one share of the Company’s common stock. Each non-employee director may elect to receive all of his or her compensation in the form of DSUs. The DSUs are immediately vested and are settled at a future date based on the election of the individual participant. Compensation expense for the DSUs is included in directors’ fees and liability insurance in the statements of comprehensive income (loss). The DSUs contain dividend equivalent rights, which entitle the participant to receive distributions declared by the Company on common stock. These dividend equivalent rights are settled in cash or additional DSUs at the participant’s election. The DSUs do not include the right to vote the underlying shares of common stock. The dividend payable on the DSUs as of  September 30, 2026 and December 31, 2025 was $76,000 and $74,000, respectively, and is included in “Other liabilities” in the Company's balance sheet.

The following table presents information related to the DSUs outstanding during the nine months ended September 30, 2026 and 2025.

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	232,968	$11.07	154,385	$12.98
Granted and vested	58,637	7.02	57,516	7.41
Outstanding, end of period	291,605	$10.26	211,901	$11.47

Compensation expense during period		$311		$343
Intrinsic value, end of period		$1,583		$1,485

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any reported or unreported contingencies as of  September 30, 2026.

NOTE 11. INCOME TAXES

The Company will generally not be subject to U.S. federal income tax on its REIT taxable income to the extent that it distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gain, annually to its stockholders, to maintain REIT status. To avoid a 4% excise tax, a REIT generally must distribute during the taxable year an amount equal to at least 85% of its ordinary income, 95% of its capital gain net income, and certain undistributed income from prior taxable years. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

NOTE 12. EARNINGS PER SHARE (EPS)

The Company had dividend eligible PUs and DSUs that were outstanding during the nine and three months ended September 30, 2026 and 2025. The basic and diluted per share computations include these unvested PUs and DSUs if there is income available to common stock, as they have dividend participation rights. The unvested PUs and DSUs have no contractual obligation to share in losses. Because there is no such obligation, the unvested PUs and DSUs are not included in the basic and diluted EPS computations when no income is available to common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2026 and 2025.

(in thousands, except per share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted EPS per common share:
Numerator for basic and diluted EPS per share of common stock:
Net (loss) income - Basic and diluted	$(109,683)	$55,622	$(178,920)	$72,078
Weighted average shares of common stock:
Shares of common stock outstanding at the balance sheet date	194,662	148,239	194,662	148,239
Unvested dividend eligible share based compensation outstanding at the balance sheet date	-	273	-	273
Effect of weighting	1,308	(32,938)	3,793	(12,143)
Weighted average shares-basic and diluted	195,970	115,574	198,455	136,369
Net (loss) income per common share:
Basic and diluted	$(0.56)	$0.48	$(0.90)	$0.53
Anti-dilutive incentive shares not included in calculation	555	-	555	-

NOTE 13. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies recurring fair value measurements within the fair value hierarchy based on the lowest level input that is significant to the measurement in its entirety. These inputs are:

●

Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

●

Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

●

Level 3 valuations, where the valuation is generated from model-based techniques that use significant unobservable assumptions. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability, developed using the best information available in the circumstances. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

The Company's RMBS and TBA securities are classified within Level 2 of the fair value hierarchy, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company’s securities. These techniques include observing the most recent market for like or identical assets (including security coupon, maturity, yield, and prepayment speeds), spread pricing techniques to determine market credit spreads (option adjusted spread, zero volatility spread, spread to the U.S. Treasury curve or spread to a benchmark such as a TBA), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

The Company’s U.S. Treasury securities that are based on quoted prices for identical instruments in active markets are classified within Level 1 of the fair value hierarchy. U.S. Treasury securities are classified within Level 2 of the fair value hierarchy investments when they were issued before the current on-the-run security and were still outstanding at measurement date.

The Company’s futures contracts are classified within Level 1 of the fair value hierarchy, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. The Company’s interest rate swaps, interest rate swaptions and dual digital options are classified within Level 2 of the fair value hierarchy. The fair value of interest rate swaps is determined using a discounted cash flow approach using forward market interest rates and discount rates, which are observable inputs. The fair value of interest rate swaptions and dual digital options are determined using an option pricing model.

RMBS, U.S. Treasury securities, derivatives and TBA securities were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2026 and 2025. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  September 30, 2026 and December 31, 2025. The Company estimates the fair value of the cash and cash equivalents and restricted cash using Level 1 inputs, and the accrued interest receivable, receivable for securities sold, other assets, due to affiliates, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities using Level 2 inputs.

The following table presents financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. Derivative contracts are reported as a net position by contract type, and not based on master netting arrangements.

(in thousands)
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Mortgage-backed securities	$-	$10,667,068	$-
U.S. Treasury securities	-	207,861	-
Interest rate swaps	-	7,037	-
TBA securities	-	12,486	-
Obligation to return securities borrowed under reverse repurchase agreements		(435,692)
December 31, 2025
Mortgage-backed securities	$-	$10,628,658	$-
U.S. Treasury securities	-	135,133	-
Interest rate swaps	-	8,237	-
TBA securities	-	(831)	-
Obligation to return securities borrowed under reverse repurchase agreements		(128,724)

During the nine and three months ended September 30, 2026 and 2025, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

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

Total expenses recorded for the management fee, allocated overhead and repurchase agreement trading, clearing and administrative services were approximately $15.2 million and $5.0 million for the nine and three months ended September 30, 2026, respectively, and $11.9 million and $4.5 million for the nine and three months ended September 30, 2025, respectively. At September 30, 2026 and December 31, 2025, the net amount due to affiliates was approximately $1.7 million and $1.7 million, respectively.

Other Relationships with Bimini

Robert Cauley, the Company’s Chief Executive Officer and Chairman of the Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Bimini and owns shares of common stock of Bimini. George H. Haas, IV, the Company’s Chief Financial Officer, Chief Investment Officer, Secretary and a member of the Board of Directors, also serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Bimini and owns shares of common stock of Bimini. In addition, as of September 30, 2026, Bimini owned 569,071 shares, or 0.3%, of the Company’s common stock.

NOTE 15. SEGMENT INFORMATION

The Company follows ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker ("CODM"), its CEO, assesses performance and allocates resources based on company-wide financial information. The Company derives nearly all of its income from interest on its RMBS portfolio. Consequently, the Company has determined that it operates in a single reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM evaluates company-wide performance based on multiple performance measures, including net income, which is the Company's primary measure of segment performance. The CODM does not generally evaluate the Company's performance using asset or historical cash flow information. Because the Company has one reportable segment, the required segment financial information is included in the financial statements. Significant expenses within net income that are used to evaluate performance are each separately presented in the statements of comprehensive income (loss). The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company's segment assets are presented in the Company's Balance Sheets under total assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. Certain written statements in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Statements in this report addressing expectations, assumptions, beliefs, projections, future plans and strategies, future events, developments that we expect or anticipate will occur in the future, and future operating results, capital management, and dividend policy are forward-looking statements. Forward-looking statements are based upon management’s beliefs, assumptions, and expectations as of the date of this report regarding future events and operating performance, considering all information currently available to us, and are applicable only as of the date of this report. Forward-looking statements generally can be identified by the use of words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “may,” “will,” “intend,” “should,” “could,” or similar expressions. We caution readers not to place undue reliance on our forward-looking statements, which are not historical facts and may be based on projections, assumptions, expectations, and anticipated events that do not materialize. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about interest rates, inflation, liquidity, pledging of our structured RMBS, funding levels and spreads, prepayment speeds, portfolio composition, positioning and repositioning, hedging levels, leverage ratio, dividends, book value, investment and return opportunities, the supply and demand for Agency RMBS and the performance of the Agency RMBS sector generally, the effect of actual or expected actions of the U.S. government, including the Fed, market expectations, capital raising, future opportunities and prospects of the Company, the stock repurchase program, geopolitical uncertainty and general economic conditions (including the effects of artificial intelligence, wars, tariffs, trade wars, inflation, the U.S. deficit, and the strength of the U.S. dollar). As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

On October 27, 2025, we entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through September 30, 2026, we issued a total of 48,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $360.9 million, and net proceeds of approximately $355.2 million, after commissions and fees. For the nine months ended September 30, 2026, we issued a total of 18,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $137.7 million, and net proceeds of approximately $135.5 million, after commissions and fees.

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

On June 22, 2026, the Board of Directors approved an increase in the number of shares of the Company’s common stock available in the stock repurchase program for up to an additional 25,000,000 shares, bringing the remaining authorization under the stock repurchase program to 26,612,580 shares, representing approximately 13.3% of the Company’s then outstanding shares of common stock.

From the inception of the stock repurchase program through September 30, 2026, the Company repurchased a total of 12,310,506 shares at an aggregate cost of approximately $123.3 million, including commissions and fees, for a weighted average price of $10.02 per share. During the three months ended September 30, 2026, the Company repurchased a total of 4,946,123 shares at an aggregate cost of approximately $31.2 million, including commissions and fees, for a weighted average price of $6.30 per share. During the nine months ended September 30, 2026, the Company repurchased a total of 6,052,680 shares at an aggregate cost of approximately $38.5 million, including commissions and fees, for a weighted average price of $6.36 per share. During the year ended December 31, 2025, the Company repurchased a total of 1,113,224 shares at an aggregate cost of approximately $7.3 million, including commissions and fees, for a weighted average price of $6.52 per share. Subsequent to September 30, 2026, the Company repurchased a total of 1,669,704 shares at an aggregate cost of approximately $8.4 million, including commissions and fees, for a weighted average price of $5.05 per share. The remaining authorization under the stock repurchase program as of October 22, 2026 was 19,996,753 shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of funds, including changes in the Fed Funds rate;
●	the difference between Agency RMBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency RMBS;
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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2026, as compared to the Company’s results of operations for the nine and three months ended September 30, 2025.

Net (Loss) Income Summary

Net loss for the nine months ended September 30, 2026 was $109.7 million, or $0.56 per share. Net income for the nine months ended September 30, 2025 was $55.6 million, or $0.48 per share. Net loss for the three months ended  September 30, 2026 was $178.9 million, or $0.90 per share. Net income for the three months ended September 30, 2025 was $72.1 million, or $0.53 per share. The components of net (loss) income for the nine and three months ended September 30, 2026 and 2025, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest income	$486,145	$281,813	$204,332	$164,120	$108,434	$55,686
Interest expense	(309,976)	(212,027)	(97,949)	(104,986)	(81,515)	(23,471)
Net interest income	176,169	69,786	106,383	59,134	26,919	32,215
(Losses) gains on RMBS and derivative contracts	(265,357)	499	(265,856)	(231,719)	50,600	(282,319)
Net portfolio (loss) income	(89,188)	70,285	(159,473)	(172,585)	77,519	(250,104)
Expenses	(20,495)	(14,663)	(5,832)	(6,335)	(5,441)	(894)
Net (loss) income	$(109,683)	$55,622	$(165,305)	$(178,920)	$72,078	$(250,998)

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

Described below are the Company’s results of operations for the nine months ended September 30, 2026 and 2025, and for each quarter in 2026 to date and 2025.

Net Earnings Excluding Realized and Unrealized Gains and Losses
(in thousands, except per share data)
				Per Share
			Net			Net
			Income (Loss)			Income (Loss)
			Excluding			Excluding
	Net	Realized and	Realized and	Net	Realized and	Realized and
	Income	Unrealized	Unrealized	Income	Unrealized	Unrealized
	(Loss)	Gains and	Gains and	(Loss)	Gains and	Gains and
	(GAAP)	Losses(1)	Losses	(GAAP)	Losses	Losses
Three Months Ended
September 30, 2026	$(178,920)	$(231,719)	$52,799	$(0.90)	$(1.17)	$0.27
June 30, 2026	89,192	35,983	53,209	0.44	0.18	0.26
March 31, 2026	(19,955)	(69,621)	49,666	(0.11)	(0.37)	0.26
December 31, 2025	103,408	70,742	32,666	0.62	0.43	0.19
September 30, 2025	72,078	50,600	21,478	0.53	0.37	0.16
June 30, 2025	(33,578)	(51,736)	18,158	(0.29)	(0.45)	0.16
March 31, 2025	17,122	1,635	15,487	0.18	0.02	0.16
Nine Months Ended
September 30, 2026	$(109,683)	$(265,357)	$155,674	$(0.56)	$(1.35)	$0.79
September 30, 2025	55,622	499	55,123	0.48	-	0.48

(1)	Includes realized and unrealized gains (losses) on RMBS and derivative financial instruments, including net interest income or expense on interest rate swaps.

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

Gains (Losses) on Derivative Instruments
(in thousands)
		U.S. Treasury Short and		Funding Hedges
	Recognized	TBA Securities		Attributed to	Attributed to
	in Income	Gain (Loss)		Current	Future
	Statement	Short	Long	Period	Periods
	(GAAP)	Positions	Positions	(Non-GAAP)	(Non-GAAP)
Three Months Ended
September 30, 2026	$335,368	$19,805	$(1,180)	$13,010	$303,733
June 30, 2026	62,400	(4,270)	(347)	12,953	54,064
March 31, 2026	46,307	(408)	1,277	14,643	30,795
December 31, 2025	14,048	(3,478)	158	19,578	(2,210)
September 30, 2025	(8,772)	(4,272)	957	21,872	(27,329)
June 30, 2025	(53,286)	(7,662)	472	20,937	(67,033)
March 31, 2025	(74,659)	3,026	100	20,912	(98,697)
Nine Months Ended
September 30, 2026	$444,075	$15,127	$(250)	$40,606	$388,592
September 30, 2025	(136,717)	(8,908)	1,529	63,721	(193,059)

Economic Interest Expense and Economic Net Interest Income
(in thousands)
		Interest Expense on Borrowings
			Gains
			(Losses) on
			Derivative		Net Interest Income
			Instruments		GAAP
	GAAP	GAAP	Attributed	Economic	Net Interest	Economic
	Interest	Interest	to Current	Interest	Income	Net Interest
	Income	Expense	Period(1)	Expense(2)	(Expense)	Income(3)
Three Months Ended
September 30, 2026	$164,120	$104,986	$13,010	$91,976	$59,134	$72,144
June 30, 2026	164,187	104,215	12,953	91,262	59,972	72,925
March 31, 2026	157,838	100,775	14,643	86,132	57,063	71,706
December 31, 2025	132,188	93,705	19,578	74,127	38,483	58,061
September 30, 2025	108,434	81,515	21,872	59,643	26,919	48,791
June 30, 2025	92,289	69,135	20,937	48,198	23,154	44,091
March 31, 2025	81,090	61,377	20,912	40,465	19,713	40,625
Nine Months Ended
September 30, 2026	$486,145	$309,976	$40,606	$269,370	$176,169	$216,775
September 30, 2025	281,813	212,027	63,721	148,306	69,786	133,507

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Interest Income (Expense)

During the nine months ended September 30, 2026, we earned net interest income of $176.2 million consisting of $486.1 million of interest income from RMBS assets offset by $310.0 million of interest expense on borrowings. For the comparable period ended September 30, 2025, we earned $69.8 million of net interest income, consisting of $281.8 million of interest income from RMBS assets offset by $212.0 million of interest expense on borrowings. The $204.3 million increase in interest income was due to a 31 basis point ("bps") increase in the yield on average RMBS, combined with a $4,330.1 million increase in average RMBS. The $98.0 million increase in interest expense was due to a $4,199.8 million increase in average outstanding borrowings, offset by a 48 bps decrease in the average cost of funds.

During the three months ended September 30, 2026, we earned net interest income of $59.1 million consisting of $164.1 million of interest income from RMBS assets offset by $105.0 million of interest expense on borrowings. For the comparable period ended September 30, 2025, we earned $26.9 million of net interest income, consisting of $108.4 million of interest income from RMBS assets offset by $81.5 million of interest expense on borrowings. The $55.7 million increase in interest income was due to a 26 bps increase in the yield on average RMBS, combined with a $3,428.9 million increase in average RMBS. The $23.5 million increase in interest expense was due to a $3,392.9 million increase in average outstanding borrowings, offset by a 53 bps decrease in the average cost of funds.

On an economic basis, our interest expense on borrowings for the nine months ended September 30, 2026 and 2025 was $269.4 million and $148.3 million, respectively, resulting in $216.8 million and $133.5 million of economic net interest income, respectively.

On an economic basis, our interest expense on borrowings for the three months ended September 30, 2026 and 2025 was $92.0 million and $59.6 million, respectively, resulting in $72.1 million and $48.8 million of economic net interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average borrowings, interest expense, cost of funds, net interest income and net interest spread for the nine months ended September 30, 2026 and 2025, and for each quarter in 2026 to date and 2025 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on		Interest Expense		Average Cost of Funds
	RMBS	Interest	Average	Average	GAAP	Economic	GAAP	Economic
	Held(1)	Income	RMBS	Borrowings(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2026	$11,103,616	$164,120	5.91%	$10,724,316	$104,986	$91,976	3.92%	3.43%
June 30, 2026	11,439,353	164,187	5.74%	10,975,819	104,215	91,262	3.80%	3.33%
March 31, 2026	10,983,600	157,838	5.75%	10,490,095	100,775	86,132	3.84%	3.28%
December 31, 2025	9,492,369	132,188	5.57%	9,061,222	93,705	74,127	4.14%	3.27%
September 30, 2025	7,674,720	108,434	5.65%	7,331,428	81,515	59,643	4.45%	3.25%
June 30, 2025	6,865,727	92,289	5.38%	6,537,260	69,135	48,198	4.23%	2.95%
March 31, 2025	5,995,702	81,090	5.41%	5,722,092	61,377	40,465	4.29%	2.83%
Nine Months Ended
September 30, 2026	$11,175,523	$486,145	5.80%	$10,730,076	$309,976	$269,370	3.85%	3.35%
September 30, 2025	6,845,383	281,813	5.49%	6,530,260	212,027	148,306	4.33%	3.03%

($ in thousands)
	Net Interest Income		Net Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2026	$59,134	$72,144	1.99%	2.48%
June 30, 2026	59,972	72,925	1.94%	2.41%
March 31, 2026	57,063	71,706	1.91%	2.47%
December 31, 2025	38,483	58,061	1.43%	2.30%
September 30, 2025	26,919	48,791	1.20%	2.40%
June 30, 2025	23,154	44,091	1.15%	2.43%
March 31, 2025	19,713	40,625	1.12%	2.58%
Nine Months Ended
September 30, 2026	$176,169	$216,775	1.95%	2.45%
September 30, 2025	69,786	133,507	1.16%	2.46%

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

Interest Expense and the Cost of Funds

We had average outstanding borrowings of $10,730.1 million and $6,530.3 million and total interest expense of $310.0 million and $212.0 million for the nine months ended September 30, 2026 and 2025, respectively. Our average cost of funds was 3.85% for the nine months ended September 30, 2026, compared to 4.33% for the comparable period in 2025.

We had average outstanding borrowings of $10,724.3 million and $7,331.4 million and total interest expense of $105.0 million and $81.5 million for the three months ended September 30, 2026 and 2025, respectively. Our average cost of funds was 3.92% for the three months ended September 30, 2026, compared to 4.45% for the comparable period in 2025.

Our economic interest expense was $269.4 million and $148.3 million for the nine months ended September 30, 2026 and 2025, respectively. There was a 32 bps increase in the average economic cost of funds to 3.35% for the nine months ended September 30, 2026, from 3.03% for the nine months ended September 30, 2025.

Our economic interest expense was $92.0 million and $59.6 million for the three months ended September 30, 2026 and 2025, respectively. There was a 18 bps increase in the average economic cost of funds to 3.43% for the three months ended September 30, 2026, from 3.25% for the three months ended September 30, 2025.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 17 bps above the one-month average SOFR and 24 bps above the six-month average SOFR for the quarter ended September 30, 2026. Our average economic cost of funds was 32 bps below the average one-month SOFR and 25 bps below the average six-month SOFR for the quarter ended September 30, 2026. The average term to maturity of the outstanding repurchase agreements was 26 days at September 30, 2026 and 39 days at December 31, 2025.

The table below presents the one-month average and six-month average SOFR rates for the nine months ended September 30, 2026 and 2025, and for each quarter in 2026 to date and 2025.

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
Three Months Ended
September 30, 2026	3.75%	3.68%	0.17%	0.24%	(0.32)%	(0.25)%
June 30, 2026	3.63%	3.67%	0.17%	0.13%	(0.30)%	(0.34)%
March 31, 2026	3.65%	3.86%	0.19%	(0.02)%	(0.37)%	(0.58)%
December 31, 2025	3.79%	4.20%	0.35%	(0.06)%	(0.52)%	(0.93)%
September 30, 2025	4.31%	4.37%	0.14%	0.08%	(1.06)%	(1.12)%
June 30, 2025	4.32%	4.37%	(0.09)%	(0.14)%	(1.37)%	(1.42)%
March 31, 2025	4.33%	4.55%	(0.04)%	(0.26)%	(1.50)%	(1.72)%
Nine Months Ended
September 30, 2026	3.68%	3.74%	0.17%	0.11%	(0.33)%	(0.39)%
September 30, 2025	4.32%	4.43%	0.01%	(0.10)%	(1.29)%	(1.40)%

Gains or Losses

The table below presents our gains or losses for the nine and three months ended September 30, 2026 and 2025.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Realized gains (losses) on sales of RMBS	$924	$(9,288)	$10,212	$-	$-	$-
Unrealized (losses) gains on RMBS	(710,357)	146,504	(856,861)	(567,087)	59,372	(626,459)
Total (losses) gains on RMBS	(709,433)	137,216	(846,649)	(567,087)	59,372	(626,459)
Gains (losses) on interest rate futures	49,495	(26,789)	76,284	40,836	(3,159)	43,995
Gains (losses) on interest rate swaps	371,003	(102,549)	473,552	266,648	(2,298)	268,946
Losses on payer swaptions (short positions)	(4,676)	-	(4,676)	(5,608)	-	(5,608)
Gains (losses) on payer swaptions (long positions)	13,376	-	13,376	14,866	-	14,866
Gains (losses) on TBA securities (short positions)	17,877	(8,908)	26,785	20,911	(4,272)	25,183
(Losses) gains on TBA securities (long positions)	(249)	1,529	(1,778)	(1,180)	957	(2,137)
Losses on U.S. Treasury securities (short positions)	(2,750)	-	(2,750)	(1,105)	-	(1,105)
Total gains (losses) from derivative instruments	$444,076	$(136,717)	$580,793	$335,368	$(8,772)	$344,140

We invest in RMBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from sales. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2026, we received proceeds of $769.8 million from sales of RMBS, resulting in gains of approximately $0.9 million. These proceeds included $413.3 million of RMBS, measured at fair value, that the Company transferred into a larger RMBS transaction collateralized by the transferred securities. This resecuritization did not result in the recognition of any gain or loss. During the nine months ended September 30, 2025, we received proceeds of $733.9 million from sales of RMBS, resulting in losses of approximately $9.3 million.

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

	5 Year	10 Year	15 Year	30 Year
	U.S.	U.S.	Fixed-Rate	Fixed-Rate	90 Day
	Treasury	Treasury	Mortgage	Mortgage	Average
	Rate(1)	Rate(1)	Rate(2)	Rate(2)	SOFR(3)
September 30, 2026	5.09%	5.29%	6.60%	7.28%	3.68%
June 30, 2026	4.19%	4.42%	5.82%	6.43%	3.63%
March 31, 2026	3.95%	4.31%	5.75%	6.38%	3.68%
December 31, 2025	3.72%	4.16%	5.44%	6.15%	4.01%
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%

(1)	Historical 5 and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 calendar day periods.

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

($ in thousands)
				Unrealized Gains (Losses) on PT RMBS			Inclusive of
						Price	Premium Amortization/
					(Premium	Only	Discount Accretion
	Average		Yield on		Amortization)/	Unrealized		Yield on
	RMBS	Interest	Average	As	Discount	Gains	Interest	Average
	Held	Income	RMBS	Reported(1)	Accretion(2)	(Losses)	Income(3)	RMBS(3)
Three Months Ended
September 30, 2026	$11,103,616	$164,120	5.91%	$(566,995)	$(5,929)	$(561,066)	$158,191	5.70%
June 30, 2026	11,439,353	164,187	5.74%	(27,326)	(11,679)	(15,647)	152,508	5.33%
March 31, 2026	10,983,600	157,838	5.75%	(115,868)	(13,551)	(102,317)	144,287	5.25%
December 31, 2025	9,492,369	132,188	5.57%	53,960	(7,412)	61,372	124,776	5.26%
September 30, 2025	7,674,720	108,434	5.65%	59,418	(1,412)	60,830	107,022	5.58%
June 30, 2025	6,865,727	92,289	5.38%	9,264	(1,471)	10,735	90,818	5.29%
March 31, 2025	5,995,702	81,090	5.41%	77,445	2,608	74,837	83,698	5.58%

(1)	As reported in the Company’s statements of comprehensive income (loss) using the fair value accounting method.
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

Expenses

For the nine and three months ended September 30, 2026, the Company’s total operating expenses were approximately $20.5 million and $6.3 million, respectively, compared to approximately $14.7 million and $5.4 million for the nine and three months ended September 30, 2025, respectively. The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2026 and 2025.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Management fees	$12,183	$9,023	$3,160	$4,072	$3,294	$778
Allocated overhead	1,881	2,077	(196)	510	887	(377)
Incentive compensation	2,232	242	1,990	402	221	181
Directors fees and liability insurance	999	1,006	(7)	364	334	30
Audit, legal and other professional fees	1,018	1,053	(35)	306	300	6
Direct REIT operating expenses	1,487	783	704	506	309	197
Other administrative	695	479	216	175	96	79
Total expenses	$20,495	$14,663	$5,832	$6,335	$5,441	$894

As of December 31, 2025 and 2024, the Company had accrued a liability of $0.6 million for bonuses to be paid to the Manager's employees. During the nine months ended September 30, 2026 and 2025, the Company awarded shares of Company common stock with a fair value of $1.7 million and $0.3 million, respectively. Accrued incentive compensation for the nine months ended September 30, 2026 includes a reversal of a $1.1 million under accrual of the December 31, 2025 liability. Incentive compensation for the nine months ended September 30, 2025 includes a reversal of a $0.4 million over accrual of the December 31, 2024 liability.

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

The following table summarizes the management fee and overhead allocation expenses for the nine months ended September 30, 2026 and 2025, and for each quarter in 2026 to date and 2025.

($ in thousands)
				Advisory Services
	Average	Average	Average			Repurchase
	Orchid	Orchid	Repurchase	Management	Overhead	Clearing and
Three Months Ended	MBS	Equity	Agreements	Fee	Allocation	Administrative	Total
September 30, 2026	$11,103,616	$1,443,023	$10,724,316	$4,072	$510	$370	$4,952
June 30, 2026	11,439,353	1,442,960	10,975,819	4,123	585	369	5,077
March 31, 2026	10,983,600	1,365,471	10,490,095	3,988	786	353	5,127
December 31, 2025	9,492,369	1,233,957	9,061,222	3,700	705	319	4,724
September 30, 2025	7,674,720	1,108,307	7,331,428	3,294	887	277	4,458
June 30, 2025	6,865,727	1,012,986	6,537,260	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	5,722,092	2,747	608	227	3,582
Nine Months Ended
September 30, 2026	$11,175,523	$1,417,151	$10,730,077	$12,183	$1,881	$1,092	$15,156
September 30, 2025	6,845,383	1,007,961	6,530,260	9,023	2,077	751	11,851

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2026, our RMBS portfolio consisted of $10.7 billion of Agency RMBS at fair value and had a weighted average coupon on assets of 5.51%. During the nine months ended September 30, 2026, we received principal repayments of $1,169.5 million, compared to $544.9 million for the nine months ended September 30, 2025. The average three month prepayment speeds for the quarters ended September 30, 2026 and 2025 were 8.4% and 10.1%, respectively.

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

Total
Three Months Ended	Portfolio (%)
September 30, 2026	8.4
June 30, 2026	10.9
March 31, 2026	14.7
December 31, 2025	15.7
September 30, 2025	10.1
June 30, 2025	10.1
March 31, 2025	7.8

The following tables summarize certain characteristics of the Company’s RMBS portfolio as of September 30, 2026 and December 31, 2025:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2026
Fixed Rate RMBS	$10,655,685	99.9%	5.53%	334	1-Jun-56
Other	11,383	0.1%	3.41%	201	25-Jul-48
Total Mortgage Assets	$10,667,068	100.0%	5.51%	333	1-Jun-56
December 31, 2025
Fixed Rate RMBS	$10,615,570	99.9%	5.67%	341	1-Jan-56
Other	13,088	0.1%	3.25%	210	25-Jul-48
Total Mortgage Assets	$10,628,658	100.0%	5.64%	340	1-Jan-56

($ in thousands)
	September 30, 2026		December 31, 2025
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$5,557,220	52.1%	$5,675,461	53.4%
Freddie Mac	5,109,848	47.9%	4,953,197	46.6%
Total Portfolio	$10,667,068	100.0%	$10,628,658	100.0%

As of September 30, 2026, the Company's portfolio had an effective duration of 4.327, indicating that an interest rate increase of 1.0% would be expected to cause a 4.327% decrease in the value of the RMBS in the Company’s investment portfolio. This compares to an effective duration of 2.513 as of December 31, 2025, which indicated that an interest rate increase of 1.0% would be expected to cause a 2.513% decrease in the value of the RMBS in the Company’s investment portfolio. These figures do not include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of portfolio assets acquired during the nine months ended September 30, 2026 and 2025, including securities purchased during the period that settled after the end of the period, if any.

($ in thousands)
	2026			2025
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT RMBS	$2,687,133	$100.85	5.04%	$4,244,377	$101.91	5.45%

The 2026 acquisitions above included $413.3 million of RMBS received as a resecuritization of previously owned RMBS.

Borrowings

As of September 30, 2026, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with 33 of these counterparties. None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s RMBS and cash, and bear interest at prevailing market rates. We believe our established repurchase agreement borrowing facilities provide borrowing capacity in excess of our needs.

As of September 30, 2026, we had obligations outstanding under the repurchase agreements of approximately $10.4 billion with a net weighted average borrowing cost of 3.99%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 338 days, with a weighted average remaining maturity of 26 days. The repurchase agreement obligations outstanding as of September 30, 2026 were secured by RMBS with an estimated fair value, including accrued interest, of approximately $10.7 billion, and cash pledged to counterparties of approximately $130.0 million. Through October 23, 2026, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2026, with maturities through September 3, 2027.

The table below presents information about our period end, maximum and average balances of borrowings for each quarter in 2026 to date and 2025.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Borrowings and
	Balance of	Balance of	Balance of	Average Borrowings
Three Months Ended	Borrowings	Borrowings	Borrowings	Amount	Percent
September 30, 2026	$10,361,717	$11,077,552	$10,724,316	$(362,599)	(3.38)%
June 30, 2026	11,086,915	11,139,168	10,975,819	111,096	1.01%
March 31, 2026	10,864,723	11,023,983	10,490,095	374,628	3.57%
December 31, 2025	10,115,466	10,119,839	9,061,222	1,054,244	11.63%
September 30, 2025	8,006,978	8,024,512	7,331,428	675,550	9.21%
June 30, 2025	6,655,879	6,655,879	6,537,260	118,619	1.81%
March 31, 2025	6,418,641	6,453,905	5,722,092	696,549	12.17%

Leverage

We use two primary measures of leverage. Economic leverage is calculated by dividing total liabilities, adjusted for our net notional TBA position and securities borrowed, by stockholders' equity. We include our net TBA position in our calculation of economic leverage because a forward contract to purchase or sell an Agency RMBS in the TBA market carries similar risks to an Agency RMBS purchased or sold in the cash market and funded with repurchase agreement liabilities. Adjusted leverage is calculated by dividing our repurchase agreements by stockholders' equity. Our economic leverage was 8.6 to 1 as of September 30, 2026 compared to 7.3 to 1 as of December 31, 2025. Our adjusted leverage as of September 30, 2026 was 8.8 to 1, compared to 7.4 to 1 as of December 31, 2025.  The following table presents information related to our historical leverage.

($ in thousands)

	Ending	Ending	Ending	Ending	Ending
	Repurchase	Total	Net TBA	Securities	Stockholders'	Adjusted	Economic
	Agreements	Liabilities	Positions	Borrowed	Equity	Leverage	Leverage
September 30, 2026	$10,361,717	$10,852,171	$(315,000)	$435,692	$1,171,836	8.8:1	8.6:1
June 30, 2026	11,086,915	11,662,854	(594,900)	496,036	1,441,258	7.7:1	7.3:1
March 31, 2026	10,864,723	11,279,585	95,000	359,202	1,391,808	7.8:1	7.9:1
December 31, 2025	10,115,466	10,304,045	(180,000)	128,754	1,371,948	7.4:1	7.3:1
September 30, 2025	8,006,978	8,052,945	(32,000)	-	1,086,090	7.4:1	7.4:1
June 30, 2025	6,655,879	6,698,673	-	-	911,959	7.3:1	7.3:1
March 31, 2025	6,418,641	6,448,407	200,000	-	855,879	7.5:1	7.8:1

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends. We have both internal and external sources of liquidity. However, our material unused sources of liquidity include cash balances, unencumbered assets and our ability to sell encumbered assets to raise cash. Our balance sheet also generates liquidity on an ongoing basis through payments of principal and interest we receive on our RMBS portfolio. Management believes that we currently have sufficient short-term and long-term liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing RMBS portfolio, (b) the repayments on borrowings and (c) the payment of dividends to the extent required for our continued qualification as a REIT. We may also generate liquidity from time to time by selling our equity or debt securities in public offerings or private placements.

Internal Sources of Liquidity

Our internal sources of liquidity include our cash balances, unencumbered assets and our ability to liquidate our encumbered security holdings. Our balance sheet also generates liquidity on an ongoing basis through payments of principal and interest we receive on our RMBS portfolio. Because our PT RMBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash. Our structured RMBS portfolio also consists entirely of governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT RMBS. However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, although we would likely do so at prices below where such securities could be sold in a more stable market.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient, and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. Throughout the nine months ended September 30, 2026, haircuts on our pledged collateral remained stable and as of September 30, 2026, our weighted average haircut was approximately 4.1% of the value of our collateral.

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

In future periods, we expect to continue to finance our activities in a manner that is consistent with our current operations through repurchase agreements. As of September 30, 2026, we had cash and cash equivalents of $462.4 million. We generated cash flows of $1,624.7 million from principal and interest payments on our RMBS and had average repurchase agreements outstanding of $10.7 billion during the nine months ended September 30, 2026.

As described more fully below, we may also access liquidity by selling our equity or debt securities in public offerings or private placements.

Capital Expenditures

At September 30, 2026, we had no material commitments for capital expenditures.

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

On October 27, 2025, we entered into an equity distribution agreement (the “October 2025 Equity Distribution Agreement”) with four sales agents pursuant to which we may offer and sell, from time to time, up to an aggregate amount of $500,000,000 of gross proceeds from the sales of shares of our common stock in transactions that are deemed to be “at the market” offerings and privately negotiated transactions. From inception through September 30, 2026, we issued a total of 48,824,644 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $360.9 million, and net proceeds of approximately $355.2 million, after commissions and fees. For the nine months ended September 30, 2026, we issued a total of 18,558,681 shares under the October 2025 Equity Distribution Agreement for aggregate gross proceeds of approximately $137.7 million, and net proceeds of approximately $135.5 million, after commissions and fees.

Outlook

Economic Summary

During the third quarter and early fourth quarter of 2026, interest rates increased to levels not observed since the early 2000s. The move occurred in most western markets, including Japan and most of Europe, and there was a confluence of factors impacting interest rates across these markets. In the U.S. the drivers have been the following:

●	Iran war-induced supply shocks, as the war continues with no end in sight and frequent escalations.
●	Persistently high inflation fueled by –
o	War related high energy prices, especially diesel fuel which has pervasive supply-chain impacts
o	The AI buildout and associated unprecedented capital expenditures
o	Tariffs,
●	Resilient economic growth and expectations for more central bank rate increases
●	Fiscal sustainability concerns associated with ongoing fiscal budget deficits
●	Surging AI related debt issuance and increased competition for capital.
●	Bank of Japan (“BOJ”) policy normalization and reduced US treasury purchases as yields in Japan are no longer so far below U.S. Treasury rates and/or Yen support activities on the part of the BOJ

With the recent dramatic increases in interest rates there has been widespread deleveraging and forced selling on the part of the various levered investors across fixed income markets. This in turn has put additional downward pressure on various fixed income assets – particularly Agency RMBS like the Company invests in – and interest rates themselves as additional hedging needs lead to shorting of various forms of interest rate products. Interest rates across the yield curve reached levels during the third quarter of 2026, last seen in the early 2000s. Implied interest rate volatility in the swaptions market has spiked higher during the third quarter of 2026 as well. One frequently referenced measure of implied interest rate volatility in the swaptions market – the ICE BofA MOVE index (the “MOVE index”), reached 115.02 just after the Iran war broke out in late February 2026.

Since quarter end the fiscal sustainability crisis associated with sovereign debt has deteriorated materially in France, resulting in yields on French government debt increasing precipitously, especially in relation to the level on German sovereign debt. This is commonly referred to as “fragmentation” in the EU sovereign debt markets, and akin to what occurred in the early 2010s during that debt crisis. The sovereign debt crisis in France has a significant political element and could affect the country’s leadership in the next French presidential elections in early 2027.

Interest Rates

The most significant development during the third quarter of 2026 was the significant increase in global interest rates, particularly in the U.S. The U.S. Treasury curve steepened as rates increased.  The yield on the 2-year U.S. Treasury note increased from 4.18% at June 30, 2026, to 4.89% at September 30, 2026. The yield on the 10-year U.S. Treasury note increased from 4.47% at June 30, 2026, to 5.29% at September 30, 2026.  As a result, the spread between the 2 and 10-year U.S. Treasury notes increased from 29 bps to 40 bps. Implied interest rate volatility in the swaptions market increased in tandem, reaching levels close to those observed just after the war in Iran started.  The MOVE index increased from 71.96 at June 30, 2026, to 110.45 at September 30, 2026.

As interest rates in the U.S. Treasury market increased, mortgage rates available to residential home buyers also increased.  The Mortgage Bankers Association U.S. fixed-rate 30-year contract rate weekly index increased from 6.57% on June 26, 2026, to 7.49% on October 2, 2026. With such an increase, housing affordability, already at multi-decade low levels, is even lower.  Housing turnover and refinancing activity is likewise further subdued, and pre-payments on the Company’s portfolio have diminished as well.

With inflation persistently high and economic activity resilient, even in the face of higher interest rates, the Fed raised the overnight Fed Funds rate range in September by 25 bps to 3.75% to 4.00%.  Current market pricing, as reflected in the Fed Funds futures market, among others, was for approximately 3.8 additional 25 bps hikes over the next year as of September 30, 2026.  Inflation has been above the Fed’s 2% inflation target for over five years and the labor market, the second of the Fed’s dual mandate focus, remains stable. Fed Chairman Warsh’s public comments have repeatedly stressed his desire to get inflation back to the Fed’s target level, so these conditions are likely to keep additional rate hike pricing in the market over the near term at least.

While interest rates have increased markedly since the end of the second quarter and the Fed raised the Fed Funds target range 25 bps at their September meeting, the overnight funding markets have been otherwise stable. The Company’s funding of the levered RMBS portfolio is accomplished exclusively in the repurchase agreement – or “repo” – market.  Repo funding is done at a spread to SOFR.  Such spreads have been stable for the past several quarters.  Earlier this year the Fed introduced their reserve management program (“RMP”), whereby they buy U.S. Treasury bills in the open market to support the funding markets.  The levels of RMP purchases vary as the Fed perceives the stability in the funding markets.  Also, money market assets are at very high levels by historical standards, with close to $8 trillion at the end of the third quarter of 2026.  The allocation of money market assets to the repo market varies over time, but was approximately 30% at the end of the third quarter, thus providing a substantial source of liquidity to the market.  As government deficits in the U.S. remain at historically high levels – approximately $2 trillion for the fiscal year ended September 30, 2026 – the government continues to issue increasing levels of U.S. Treasury bills into the market, absorbing funding that might otherwise be available for the repo market.  To date this has not materially impacted funding levels, but may do so in the future.

The Agency RMBS Market

Interest rates rose substantially during the third quarter of 2026 to multi-decade high levels.  As is typically the case, implied interest rate volatility in the swaptions market also rose precipitously during the quarter as well. Interest rates and implied volatility are the primary variables that impact the Agency RMBS market. The cash flows associated with Agency RMBS are driven in part by the extent of prepayment activity, which is inversely correlated with mortgage rates and the underlying U.S. Treasury rates. Implied volatility is a key variable in the pricing of the borrower’s prepayment option embedded in a residential mortgage loan. As interest rates rise, prepayment levels are anticipated to slow – materially in the case of this quarter – and the cash flows associated with Agency RMBS extend. At the end of the third quarter of 2026 nearly all Agency RMBS are trading at a discount to par. The price declines on these securities that occurred during the quarter triggered pervasive forced selling on the part of levered RMBS investors, exacerbating the downward price pressure. This resulted in poor absolute and relative returns for most Agency RMBS. For the third quarter of 2026, the Agency RMBS sector generated a total return of -4.1% and -0.8% versus comparable duration swaps. By comparison, the high-yield and investment-grade corporate bond sectors produced returns of -1.8% and -3.8%, respectively, and excess returns of -0.4% and 0.3%, respectively, versus comparable duration swaps over the same period.

Within Agency RMBS for the third quarter of 2026, conventional 30-year mortgages generated a total return of -4.4%, 15-year mortgages generated a total return of -2.2% and Ginnie Mae 30-year mortgages generated a total return of -4.1%.  Versus comparable duration swaps, the returns were -0.8%, 0.4% and -1.0% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Absolute returns within the 30-year stack were lowest for lower coupons and increased for progressively higher coupons, with returns for coupons 5% and lower between -4.3% and -5.3%, and for coupons of 5.5% through 7.0% progressively improving from -3.5% to –1.7% . This is consistent with higher interest rates, lower prepayment expectations and the durations of the various coupons inversely related to coupon – the lower the coupon the higher the duration, and visa-versa. Conversely, excess returns were worst for middle coupons – between the 4.0% and 6.0% coupons, with lower and higher coupons slightly better. Excess returns for middle coupons were between -1.1% and -1.3%, while the lower coupons ranged between -0.2% and -0.6%. The poor performance of coupons in the middle of the stack resulted from their more extreme extension as they moved from at or just below par to discount prices – implying the underlying cash flows had the most extreme movement. Previously existing discount securities had already extended, and higher coupons were still slight premiums that had yet to fully extend.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and 2025. On December 1, 2025, the Fed ended quantitative tightening and began reinvesting all proceeds from maturing Agency RMBS up to a $35 billion per month cap in U.S. Treasuries and announced that it would begin buying an additional $40 billion per month of U.S. Treasuries via RMPs in order to maintain an ample level of reserves on an ongoing basis. RMPs were reduced to $25 billion per month in April 2026, and further reduced to $10 billion per month in May 2026. The Fed paused RMPs from mid-August 2026 through mid-October 2026, although the market anticipates that RMPs will resume and potentially increase in late 2026. As of September 30, 2026, the Fed had reduced its balance sheet for Agency RMBS by approximately $842 billion from the peak of approximately $2.7 trillion to approximately $1.9 trillion, shedding approximately 61% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since June 2020.

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

Summary

The Company invests exclusively in Agency RMBS and applies leverage utilizing repurchase agreement funding.  The primary drivers of the performance of our assets, both absolute performance and performance relative to our hedges, are interest rates and their impact on both our asset prices and the level of prepayments, interest rate volatility – particularly the level of implied volatility in interest rate swaptions and various interest rate derivatives – and finally our funding levels.  Accordingly, we have significant exposure to interest rates, and our performance is driven by our ability to select assets, manage our leverage, and our hedging strategy. During the third quarter of 2026, interest rates and implied interest rate volatility surged and interest rates across the U.S. Treasury yield curve increased to the highest levels since the early 2000s.  There were numerous factors that contributed to the move in rates, and it is likely these factors will continue to support higher rates for the time being.  War-induced supply shortages impacting the economy that was already experiencing sticky inflation comfortably above the Fed’s 2% target level, resilient growth in the economy, supported by the substantial capital expenditure buildout associated with AI hyperscalers and the need for data centers throughout the country, fiscal sustainability concerns associated with persistently high budget deficits and the resulting excess demand for capital between the U.S. government and the hyperscalers are powerful forces driving borrowing costs higher. While rates may ultimately stabilize and stop rising, it is not clear what the catalyst would be to drive rates meaningfully lower in the near term.

The factors above are likely to result in additional increases in the Fed Funds rate.  Accordingly, the Company’s funding levels may move higher in the near term. However, to date the funding markets have been stable otherwise. Higher rates have slowed refinancing activity substantially, which is supportive of the revenue derived from the RMBS portfolio. The net effect of these factors on the net interest income derived from the RMBS portfolio cannot be determined at this time.

To the extent interest rates remain high and funding levels are increased by the Fed, their impact should put downward pressure on economic growth over time. To the extent this occurs, this process could reverse as the market and the Fed respond to slowing growth prospects. Such a development should simultaneously bring inflation back in line with the Fed’s 2% target. Further, the significant capital expenditure buildout associated with the hyperscalers adding data centers to support AI models should eventually slow as adequate capacity is available to support the initial surge in demand and subsequent work should be more maintenance related.  This should quell the surge in the demand for capital to fund the initial buildout.  What remains is the fiscal sustainability of the U.S. government and the deficits that have to be financed.  To the extent this continues, there could be continued pressure on interest rates – particularly longer-term rates as the government continues to fund the deficits in the U.S. Treasury market. All else equal, this should lead to a steeper U.S. Treasury yield curve as longer maturity rates remain high in relation to overnight rates. While such conditions are generally favorable for the Company’s business model, there is no reason to assume such an outcome is more or less likely.

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

We intend to pay regular monthly dividends to our stockholders and have declared the following dividends since the completion of our IPO.

(in thousands, except per share amounts)
Year	Per Share Amount	Total
2013	$6.975	$4,662
2014	10.800	22,643
2015	9.600	38,748
2016	8.400	41,388
2017	8.400	70,717
2018	5.350	55,814
2019	4.800	54,421
2020	3.950	53,570
2021	3.900	97,601
2022	2.475	87,906
2023	1.800	81,127
2024	1.440	96,309
2025	1.440	190,930
2026 - YTD(1)	1.060	208,033
Totals	$70.390	$1,103,869

(1)

On October 14, 2026, the Company declared a dividend of $0.10 per share to be paid on November 27, 2026. The effect of this dividend is included in the table above but is not reflected in the Company’s financial statements as of September 30, 2026.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2026 and December 31, 2025, assuming rates instantaneously fall 200 bps, fall 100 bps, fall 50 bps, rise 50 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency RMBS’ effective duration to movements in interest rates. We have a negatively convex asset profile and a linear to slightly positively convex hedge portfolio (short positions). It is common for us to have losses in both directions.

All changes in value in the table below are measured as percentage changes from the investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2026 and December 31, 2025.

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

Interest Rate Sensitivity(1)
	Portfolio
	Market	Book
Change in Interest Rate	Value(2)(3)	Value(2)(4)
As of September 30, 2026
-200 Basis Points	(1.97)%	(17.95)%
-100 Basis Points	(0.37)%	(3.40)%
-50 Basis Points	(0.03)%	(0.30)%
+50 Basis Points	(0.20)%	(1.84)%
+100 Basis Points	(0.61)%	(5.58)%
+200 Basis Points	(2.02)%	(18.41)%
As of December 31, 2025
-200 Basis Points	(2.23)%	(17.30)%
-100 Basis Points	(0.65)%	(5.07)%
-50 Basis Points	(0.15)%	(1.14)%
+50 Basis Points	(0.29)%	(2.22)%
+100 Basis Points	(0.98)%	(7.62)%
+200 Basis Points	(3.27)%	(25.31)%

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are Agency RMBS and cash. As of September 30, 2026, we had unrestricted cash and cash equivalents of $462.4 million and unpledged securities of approximately $53.3 million (not including unsettled securities purchases or securities pledged to us) available to meet margin calls on our repurchase agreements and derivative contracts, and for other corporate purposes. However, should the value of our Agency RMBS pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2026.

The table below presents the Company’s share repurchase activity for the three months ended September 30, 2026.

			Shares Purchased	Maximum Number
	Total Number	Weighted-	as Part of	of Shares That May
	of Shares of	Average	Publicly	Yet Be
	Common Stock	Price Paid	Announced	Be Repurchased Under
	Repurchased(1)	Per Share	Programs	the Authorization
July 1, 2026 - July 31, 2026	-	$-	-	26,612,580
August 1, 2026 - August 31, 2026	1,196,123	6.57	1,196,123	25,416,457
September 1, 2026 - September 30, 2026	3,750,755	6.22	3,750,000	21,666,457
Totals / Weighted Average	4,946,878	$6.30	4,946,123	21,666,457

(1)

Includes 755 shares of the Company’s common stock acquired by the Company in connection with the satisfaction of tax withholding obligations on vested employment related awards under equity incentive plans. These repurchases do not reduce the number of shares available under the stock repurchase program authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

Orchid Island Capital, Inc.
Registrant

Date: October 23, 2026	By:	/s/ Robert E. Cauley
Robert E. Cauley Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: October 23, 2026	By:	/s/ George H. Haas, IV
George H. Haas, IV Secretary, Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)